Form 10-Q
period 2012-06-30
CU Bancorp
filed 2012-07-30
CIK 1543643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

CU BANCORP

(Exact name of registrant as specified in its charter)

California	333-180739	90-0779788
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

15821 Ventura Boulevard, Suite 110 Encino, California	91436
(Address of principal executive offices)	(Zip Code)

(818) 257-7700

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 30, 2012, the number of shares outstanding of the registrant’s no par value Common Stock was 100.

CU BANCORP

June 30, 2012 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CU BANCORP

BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash	$302,089	$1,025
Prepaid stock issuance costs	13,026	0

Total Assets, current	$315,115	$1,025

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
LIABILITIES
Notes payable, related parties	$350,000	$0
Accrued interest payable and other liabilities	1,621	0

Total Liabilities, current	351,621	0

SHAREHOLDER’S EQUITY (DEFICIT)
Serial Preferred Stock – authorized, 50,000,000 shares no par value, no shares issued or outstanding	0	0
Common stock – authorized 75,000,000 shares no par value, 100 shares issued and outstanding at June 30, 2012 and December 31, 2011	1,025	1,025
Accumulated deficit	(37,531)	0

Total Shareholder’s Equity (Deficit)	(36,506)	1,025

Total Liabilities and Shareholder’s Equity (Deficit)	$315,115	$1,025

The accompanying notes are an integral part of these financial statements.

CU BANCORP

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2012
Interest Expense
Interest on notes payable, related parties	$1,221	$1,221

Total Interest Expense	1,221	1,221

Non-Interest Expense
Legal and professional	35,910	35,910

Total Non-Interest Expense	35,910	35,910

Net Loss Before Provision for Income Tax	(37,131)	(37,131)
Provision for income tax expense	200	400

Net Loss	$(37,331)	$(37,531)

Earnings Per Share
Basic earnings per share	$(373.31)	$(375.31)
Diluted earnings per share	$(373.31)	$(375.31)

The accompanying notes are an integral part of these financial statements.

CU BANCORP

STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

For the Year Ended December 31, 2011 and the Six Months Ended June 30, 2012

(Unaudited)

	Common Stock
	Outstanding Shares	Amount	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance at December 31, 2010	0	$0	$0	$0
Initial Capital Contribution	100	1,025	0	1,025

Balance at December 31, 2011	100	$1,025	$0	$1,025

Net loss	0	0	(37,531)	(37,531)

Balance at June 30, 2012	100	$1,025	$(37,531)	$(36,506)

The accompanying notes are an integral part of these financial statements.

CU BANCORP

STATEMENT OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,
2012
Cash flows from operating activities:
Net loss:	$(37,531)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) in prepaid stock issuance costs	(13,026)
Increase in accrued interest payable and other liabilities	1,621

Net cash used in operating activities	(48,936)

Cash flows from financing activities:
Increase in Notes Payable, related parties	350,000

Net cash provided by financing activities	350,000

Net increase in cash	301,064

Cash, beginning of year	1,025

Cash, end of period	$302,089

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$0

Cash paid during the period for taxes	$0

The accompanying notes are an integral part of these financial statements

CU BANCORP

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 1. Basis of Presentation

CU Bancorp (the “Bancorp”) is a California corporation that was formed on November 16, 2011 to facilitate the reorganization of California United Bank (“CUB”) into a bank holding company structure (the “bank holding company reorganization”). The bank holding company reorganization of CUB is a condition precedent to the acquisition of PC Bancorp (“PCB”) and its subsidiary Premier Commercial Bank, N.A. The acquisition is expected to close at the end of business on July 31, 2012.

The accounting and reporting policies of the Bancorp are in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The interim financial statements included herein have been prepared by CU Bancorp, without audit, in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such SEC rules and regulations.

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Bancorp and the results of its operations for the interim period presented. The results of operations for this current interim period are not necessarily indicative of the results expected for any subsequent period or for the full year.

Note 2. Notes Payable, related parties

As of June 30, 2012, the Bancorp had $350,000 in short-term notes payable to four Bancorp directors. The notes bear an annual interest rate of 3% and mature 30 days following the effective time of the merger between CUB and Premier Commercial Bank, N.A. These notes were issued in May of 2012 to provide short-term working capital for the Bancorp for legal and organizational costs associated with establishing the Bancorp.

Note 3. Capital

The Bancorp’s initial capitalization represents the issuance of 100 shares of common stock to one shareholder at a price of $10.25 per share. The initial capitalization was provided by the President and Chief Executive Officer of CUB, David Rainer.

Note 4. Income Taxes

The Bancorp has not recorded a tax benefit related to the year-to-date pretax loss incurred through June 30, 2012. Since the Bancorp has had no taxable income since its inception in 2011, there are no tax loss carryback benefits available to the Company. In addition, until the Bancorp acquires CUB, the Company is not expected to have future taxable income that could generate any future tax benefits on a stand-alone pre-merger basis. The tax expense recorded represents the minimum statutory tax amount due to the California Franchise Tax Board.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

See “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” below relating to “forward-looking” statements included in this report.

The following is management’s discussion and analysis of the major factors that influenced the results of income and financial condition of the Bancorp for the current period.

OVERVIEW

Forward-Looking Information

Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Bancorp involves inherent risks and uncertainties. These risks include, but are not limited to, general economic conditions nationally and in California, changes in the regulatory environment and other risks, as discussed in the Bancorp’s Joint Proxy Statement-Prospectus on Form S-4 filed with the SEC dated June 20, 2012.

Recent Developments

Approval of Merger Transaction

In December 2011, CUB announced the execution of an agreement to acquire Premier Commercial Bancorp (“PCB”) and its subsidiary Premier Commercial Bank, N.A. headquartered in Anaheim, California through a merger transaction. On July 19, 2012, the shareholders of PCB approved the plan to be merged as outlined within CUB’s Joint Proxy Statement-Prospectus on Form S-4 filed with the SEC dated June 20, 2012. On July 23, 2012 the shareholders of CUB approved the plan of merger, as outlined in the Joint Proxy Statement referenced above. Regulatory approval for the merger has been received from the Federal Deposit Insurance Corporation “FDIC”. Federal Reserve, State of California Department of Financial Institutions and the SEC, PCB, at June 30, 2012, had assets of approximately $418 million and two offices in Orange County, California, its Anaheim branch and its Irvine-Newport Beach branch. Shareholders of PCB are expected to receive approximately $38.2 million, with the consideration being paid in the form of common stock of the Bancorp. The transaction is expected to close at the end of business on July 31, 2012.

RESULTS OF OPERATIONS

Net loss from Bancorp operations was $37,531 and $37,331 for the six and three months ended June 30, 2012, respectively. As the Bancorp was formed on November 16, 2011 it had no results of operations for the comparable period in 2011. The net loss for both periods in 2012 was primarily composed of $35,910 in legal and professional expenses incurred for the organization and formation of Bancorp.

FINANCIAL CONDITION

Balance Sheet Analysis

Total assets increased by $314,090, to $315,115, during the six months ended June 30, 2012. This increase was primarily the result of an increase in cash that occurred as a result of the issuance of $350,000 in notes payable in May of 2012. See the Statements of Cash Flows for a more detailed analysis of the uses and sources of cash.

Total liabilities increased by $351,621, to $351,621, during the six months ended June 30, 2012 primarily due to the increase in notes payable, related parties of $350,000.

Shareholder’s equity decreased by $37,531, to ($36,506), during the six months ended June 30, 2012 due to a net loss of $37,531 for the six months ended June 30, 2012.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

There are no Market Risks for the Bancorp at June 30, 2012.

ITEM 4.	Controls and Procedures

(a)	As of the end of the period covered by this Quarterly Report on Form 10-Q, the Bancorp’s principal executive officer (“CEO”) and principal financial officer (“CFO”) have evaluated the effectiveness of the Bancorp’s “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in the Bancorp’s reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Bancorp’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The Bancorp’s management, including the CEO and CFO, does not expect that the Bancorp’s Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Bancorp have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, the CEO and CFO have concluded that the Bancorp’s Disclosure Controls are effective at a reasonable assurance level.

(b)	There have been no significant changes in the Bancorp’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Risk Factors” included within the Joint Proxy Statement-Prospectus on Form S-4 filed with the SEC dated June 20, 2012. The risks described in the proxy statement-prospectus are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in the proxy statement-prospectus referred to above.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

a) None.

b) None.

ITEM 6.	Exhibits

(a)	Exhibits

	31.1	Section 302 Certification of Chief Executive Officer (“CEO”)

	31.2	Section 302 Certification of Chief Financial Officer (“CFO”)

	32.1	Section 906 Certification of CEO

	32.2	Section 906 Certification of CFO

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CU BANCORP

Date:	July 30, 2012	/s/ DAVID I. RAINER
David I. Rainer
President and Chief Executive Officer

Date:	July 30, 2012	/s/ KAREN A. SCHOENBAUM
Karen A. Schoenbaum
Executive Vice President and Chief Financial Officer