Form 10-Q
period 2012-09-30
CU Bancorp
filed 2012-11-14
CIK 1543643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

CU BANCORP

(Exact name of registrant as specified in its charter)

California	90-0779788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15821 Ventura Boulevard, Suite 110 Encino, California	91436
(Address of principal executive offices)	(Zip Code)

(818) 257-7700

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 14, 2012, the number of shares outstanding of the registrant’s no par value Common Stock was 10,761,174.

CU BANCORP

September 30, 2012 FORM 10-Q

CU BANCORP

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$24,091	$13,515
Interest earning deposits in other financial institutions	240,801	120,715

Total Cash and Cash Equivalents	264,892	134,230

Certificates of deposit in other financial institutions	25,343	35,144

Investment securities available-for-sale, at fair value	120,628	114,091

Loans	794,512	489,260
Allowance for loan loss	(7,806)	(7,495)

Net loans	786,706	481,765

Premises and equipment, net	3,683	3,350
Deferred tax assets, net	13,982	6,234
Other real estate owned, net	3,112	3,344
Goodwill	12,292	6,155
Core deposit intangibles	1,830	961
Bank owned life insurance	14,414	2,650
Accrued interest receivable and other assets	20,939	12,280

Total Assets	$1,267,821	$800,204

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing demand deposits	$525,879	$381,492
Interest bearing transaction accounts	105,585	64,057
Money market and savings deposits	379,364	194,369
Certificates of deposit	85,988	50,838

Total deposits	1,096,816	690,756
Securities sold under agreements to repurchase	23,578	26,187
Subordinated debentures	9,113	0
Accrued interest payable and other liabilities	14,763	2,417

Total Liabilities	1,144,270	719,360

Commitments and Contingencies (Note 14)	0	0

SHAREHOLDERS’ EQUITY
Serial Preferred Stock – authorized, 20,000,000 shares no par value, no shares issued or outstanding	0	0
Common stock – authorized, 30,000,000 shares no par value, 10,761,174 and 6,950,098 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	118,852	77,225
Additional paid-in capital	6,694	6,164
Accumulated deficit	(3,336)	(3,435)
Accumulated other comprehensive income	1,341	890

Total Shareholders’ Equity	123,551	80,844

Total Liabilities and Shareholders’ Equity	$1,267,821	$800,204

The accompanying notes are an integral part of these financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$9,571	$6,273	$22,618	$18,617
Interest on investment securities	620	753	1,827	2,311
Interest on interest bearing deposits in other financial institutions	209	169	594	486

Total Interest Income	10,400	7,195	25,039	21,414

Interest Expense
Interest on interest bearing transaction accounts	45	37	123	119
Interest on money market and savings deposits	338	193	605	659
Interest on certificates of deposit	83	52	167	204
Interest on securities sold under agreements to repurchase	24	30	70	75
Interest on subordinated debentures	136	0	136	0
Interest on Federal Home Loan Bank borrowings – long-term	0	0	0	5

Total Interest Expense	626	312	1,101	1,062

Net interest income	9,774	6,883	23,938	20,352

Provision for loan losses	521	0	901	661

Net Interest Income After Provision For Loan Losses	9,253	6,883	23,037	19,691

Non-Interest Income
Gain on sale of securities, net	0	6	0	219
Total other-than-temporary impairment losses, net	(30)	(19)	(90)	(134)
Deposit account service charge income	554	420	1,497	1,163
Other non-interest income	661	238	1,152	614

Total Non-Interest Income	1,185	645	2,559	1,862

Non-Interest Expense
Salaries and employee benefits (includes stock based compensation expense of $272, $356, $758 and $1,116 for the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011, respectively)	5,751	3,934	13,314	11,664
Occupancy	974	784	2,525	2,334
Data processing	489	280	1,361	867
Legal and professional	490	289	875	727
FDIC deposit assessment	232	165	530	616
Merger related expense	2,517	8	2,855	222
OREO valuation write-downs and expenses	22	55	320	198
Office services expenses	361	242	836	720
Other operating expenses	987	716	2,382	2,078

Total Non-Interest Expense	11,823	6,473	24,998	19,426

Net Income (Loss) Before Provision for Income Tax	(1,385)	1,055	598	2,127

Provision for income tax expense (benefit)	(453)	454	499	966

Net Income (Loss)	$(932)	$601	$99	$1,161

Earnings (Loss) Per Share
Basic earnings (loss) per share	$(0.10)	$0.09	$0.01	$0.18
Diluted earnings (loss) per share	$(0.10)	$0.09	$0.01	$0.18

The accompanying notes are an integral part of these financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net Income (Loss)	$(932)	$601	$99	$1,161

Other Comprehensive Income, net of tax:
Non-credit portion of other-than-temporary impairments arising during the period	125	(64)	315	(93)
Net unrealized gains on investment securities arising during the period	213	292	136	449

Other Comprehensive Income	338	228	451	356

Comprehensive Income (Loss)	$(594)	$829	$550	$1,517

The accompanying notes are an integral part of these financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Year Ended December 31, 2011 and the Nine Months Ended September 30, 2012

(2012 activity unaudited)

(Dollars and shares in thousands)

	Common Stock
	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance at December 31, 2010	5,943	$66,800	$4,693	$(4,902)	$683	$67,274
Issuance of Restricted Stock	121	0	0	0	0	0
Exercise of Stock Options	81	728	0	0	0	728
Issuance of Stock in Private Placement Offering, net of $569 in issuance costs	805	9,697	0	0	0	9,697
Stock based compensation expense related to employee stock options and restricted stock	0	0	1,467	0	0	1,467
Excess tax benefit – stock based compensation	0	0	4	0	0	4
Net income	0	0	0	1,467	0	1,467
Other comprehensive income	0	0	0	0	207	207

Balance at December 31, 2011	6,950	$77,225	$6,164	$(3,435)	$890	$80,844

Net Issuance of Restricted Stock	112	0	0	0	0	0
Issuance of Stock for Purchase of PC Bancorp, net of $239 in issuance costs	3,721	41,627	0	0	0	41,627
Stock based compensation expense related to employee stock options and restricted stock	0	0	758	0	0	758
Restricted stock repurchase/dividend	(22)	0	(228)	0	0	(228)
Net income	0	0	0	99	0	99
Other comprehensive income	0	0	0	0	451	451

Balance at September 30, 2012	10,761	$118,852	$6,694	$(3,336)	$1,341	$123,551

The accompanying notes are an integral part of these financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income:	$99	$1,161
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	901	661
Provision for unfunded loan commitments	36	48
Stock based compensation expense	758	1,116
Depreciation	740	763
Net accretion of deferred loan fees/costs	(2,157)	(1,289)
Net amortization from investment securities	1,005	757
OREO valuation write-downs	232	0
Net other-than-temporary impairment losses recognized in operations	90	134
Gain on sale of securities, net	0	(219)
Amortization of core deposit intangible	136	103
Amortization of time deposit premium	(61)	0
Subordinated debentures fair value amortization	38	0
Increase in deferred tax assets	(1,366)	(34)
Loss on disposal of fixed assets	0	3
(Increase) decrease in accrued interest receivable and other assets	(509)	1,040
Increase (decrease) in accrued interest payable and other liabilities	1,217	(739)

Net cash provided by operating activities	1,159	3,505

Cash flows from investing activities:
Cash and cash equivalents acquired in acquisition, net of cash paid	41,716	0
Purchases of available-for-sale investment securities	0	(52,874)
Proceeds from sales of investment securities	17,278	4,652
Proceeds from repayment and maturities of investment securities	20,419	36,855
Net increase in loans	(25,691)	(45,384)
Purchases of premises and equipment	(797)	(295)
Proceeds from sale of OREO	0	1,167
Net decrease (increase) in certificates of deposit in other financial institutions	14,512	(29,512)
Purchase of BOLI	(8,000)	0
Net repurchase of other bank stock	866	440

Net cash provided by (used) in investing activities	60,303	(84,951)

Cash flows from financing activities:
Net increase in non-interest bearing demand deposits	64,432	70,519
Net increase (decrease) in interest bearing transaction accounts	33,731	(14,890)
Net increase (decrease) in money market and savings deposits	252	(24,326)
Net decrease in certificates of deposit	(26,378)	(17,329)
Net increase (decrease) in securities sold under agreements to repurchase	(2,609)	14,614
Repayments of Federal Home Loan Bank borrowings – long-term	0	(5,545)
Net proceeds from common stock issued	0	9,697
Restricted stock repurchase/dividend	(228)	0
Net proceeds from stock options exercised	0	728

Net cash provided by financing activities	69,200	33,468

Net increase (decrease) in cash and cash equivalents	130,662	(47,978)

Cash and cash equivalents, beginning of year	134,230	210,646

Cash and cash equivalents, end of period	$264,892	$162,668

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$1,016	$1,158

Cash paid during the period for taxes	$2,150	$200

Supplemental disclosures of non-cash investing activities:
Net increase in unrealized gain on investment securities, net of tax	$451	$356
Loans transferred to other real estate owned	$0	$3,344

The accompanying notes are an integral part of these financial statements

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

Nine Months Ended September 30,
2012
Supplemental Schedule Related to Acquisition:
Acquisition of Premier Commercial Bancorp (“PC Bancorp”):
Cash and cash equivalents acquired from PC Bancorp	$42,172
Cash paid for cancellation of stock options	(455)
Cash paid for fractional shares	(1)

Net cash & cash equivalents acquired net of cash paid	$41,716

The accompanying notes are an integral part of these financial statements

(See Note 2. Bank Holding Company Reorganization and Merger of Premier Commercial Bancorp into CU Bancorp, the table showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition.)

CU BANCORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited financial statements of CU Bancorp and California United Bank (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to such FDIC/SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto, which are included in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Federal Deposit Insurance Corporation (“FDIC”).

CU Bancorp was established to serve as a bank holding company for California United Bank (the “Bank”), and to facilitate the reorganization and merger of Premier Commercial Bank, N.A. into California United Bank, which took place after the close of business on July 31, 2012. As a bank holding company, CU Bancorp is subject to regulation of the Federal Reserve Board (“FRB”). As a result of the reorganization, CU Bancorp is now the common shareholder of Premier Commercial Statutory Trust I, Premier Commercial Statutory Trust II, and Premier Commercial Statutory Trust III, entities which were originally established by Premier Commercial Bancorp. These trusts do not meet the criteria for consolidation in accordance with ASC 810 Consolidation (previously Financial Accounting Standards Board (“FASB”) Interpretation no. 46R “Consolidation of Variable Interest Entities”).

The Bank is a commercial business bank engaged in providing a full range of financial services, including: credit and deposit products, cash management and on-line banking for businesses, business owners, non-profit organizations, entrepreneurs, professionals and high net-worth individuals. The Bank opened for business in 2005 with its headquarters office located in Encino, California. As a state chartered non-member bank, the Bank is subject to regulation by the California Department of Financial Institutions, (the “DFI”) and the FDIC. The deposits of the Bank are insured by the FDIC, to the maximum amount allowed by law.

The accounting and reporting policies of the Company are in accordance with GAAP and conform to practices within the banking industry.

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and the results of its operations for the interim period presented. The results of operations for this current interim period are not necessarily indicative of the results expected for any subsequent period or for the full year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities as of the dates and for the periods presented. Significant estimates contained in the accompanying financial statements include the allowance for loan loss, the estimates used in measuring the fair value of assets and liabilities acquired in the recent acquisition of PC Bancorp, and the fair value of the interest rate swap contracts. The Company’s actual and future financial results could differ from the amounts presented here, if the estimate used in the current financial statements significantly changes in future periods.

Note 2 – Bank Holding Company Reorganization and Merger of Premier Commercial Bancorp into CU Bancorp

After the close of business on July 31, 2012 (“the acquisition date” or “the reorganization date”), a reorganization took place creating a bank holding company for the Bank (“CU Bancorp”) which was followed by the merger of Premier Commercial Bancorp (“PC Bancorp”) (OTCBB: PCBP) into CU Bancorp and the merger of Premier Commercial Bank, N.A. (“PCB”) into the Bank. The merger resulted in the addition of two full service branches in Orange County, California. CU Bancorp acquired 100% of the outstanding common shares of PC Bancorp. Management believes that the potential for the combined performance exceeds that which each entity could accomplish independently and the goodwill in this transaction arose from the synergies associated with the merger.

The value of the total consideration paid to PC Bancorp shareholders was approximately $42.3 million. The total value of the 3,721,382 CU Bancorp common shares issued to PC Bancorp shareholders on the acquisition date was $41,866,000, which was based on the closing stock price of $11.25 per share of the Company’s stock on July 31, 2012. The number of fractional shares was 116 shares resulting in a cash payment of $1,279. The cash payment to stock option holders for cancellation of the PC Bancorp options was $455,000. Under the merger agreement, PC Bancorp shareholders received 0.9923 of one CU Bancorp shares in exchange for each share of PC Bancorp common stock held. The fractional shares were paid out in cash using an exchange rate of $11.07 per share.

The excess of the purchase price over the estimated fair value of the net assets acquired was $6.1 million, which was recorded as goodwill, is not subject to amortization, and is not deductible for tax purposes. In addition, assets acquired also included a core deposit intangible of $1.0 million, which is being amortized over a period of approximately ten years in proportion to the related estimated benefits. The amount of annual amortization will be higher in the initial years and will proportionally decline in subsequent years. The assets and liabilities of PC Bancorp that were accounted for at fair value, required either a third party analysis or an internal valuation analysis of the fair value of the assets and liabilities acquired. An analysis was performed on loans, investment securities, interest rate swap contracts, SBA loan servicing assets, contractual lease obligations, deferred compensation, deposits and subordinated debentures as of the acquisition date. Balances that were considered to be at fair value at the date of acquisition were cash and cash equivalents, bank owned life insurance, interest rate swap contracts, other assets (interest receivable), and other liabilities (interest payable).

The following supplemental information is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of the acquisition. Dollars are in thousands.

July 31, 2012
Assets:
Cash and cash equivalents	$41,716
Certificates of deposit in other financial institutions	4,711
Investment securities available-for-sale	44,404
Loans	277,994
Premises and equipment, net	276
Bank owned life insurance	3,665
Accrued interest receivable and other assets	9,503
Deferred tax asset	7,163
Core deposit intangible	1,005
Goodwill	6,137

Total Assets	396,574
Liabilities:
Deposits	334,084
Subordinated debentures	9,075
Accrued interest payable and other liabilities	11,093

Total Liabilities	354,252

Total Purchase Price	$42,322

As of July 31, 2012, the Company acquired loans from the PC Bancorp acquisition with a fair value of $278.0 million of which $6.8 million were on non-accrual. As of July 31, 2012 loans on accrual had: a fair value $271.2 million, contractual amounts due of $283.5 million and estimated contractual cash flows not expected to be collected of $11.0 million.

The Company recorded a net fair value discount of $14.5 million on the loans acquired in the PC Bancorp transaction. $12.3 million of this amount will be accreted into interest income over time. The remaining $2.2 million of the net fair value discount is associated with purchased credit impaired loans and portions, or all of this discount will be accreted into income over time once these loans become performing or are paid off.

The accompanying financial statements include the accounts of PCB and PC Bancorp since the acquisition date. The following supplemental pro forma information discloses selected financial information for the periods indicated as though the merger had been completed as of the beginning of each of the periods being reported. The 2012 pro forma net income includes estimated non-recurring merger expenses for investment banking, legal, accounting, and other professional fees, net of tax, totaling $2.5million. Dollars are in thousands except per share data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Interest Income	$10,282	$9,738	$31,178	$29,373

Net Income (Loss)	$(1,736)	$365	$653	$2,116

Diluted earnings (loss) per share	$(0.17)	$0.03	$0.06	$0.21

Note 3. Summary of Significant Accounting Policies

Investment Securities

At each reporting date, investment securities are assessed to determine whether there is an other-than-temporary impairment. If it is probable, based on current information, that the Company will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. Once an impairment is considered to have occurred, the credit portion of the loss is required to be recognized in current earnings, while the non-credit portion of the loss is recorded in “accumulated other comprehensive income” as a separate component of shareholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the expected terms of the securities. For mortgage-backed securities, the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The Company’s investment in Federal Home Loan Bank of San Francisco (“FHLB”) and other bank stock is carried at cost and is included in other assets on the accompanying balance sheet.

Acquired Impaired Loans

Loans acquired for which it is probable that all contractual payments will not be received are accounted for under Accounting Standards Codification (“ASC”) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC “310-30”). These loans are recorded at fair value at the time of acquisition. Fair value of acquired impaired loans is determined using discounted cash flow methodology based on assumptions about the amount and timing of principal and interest payments, principal prepayments and estimates of principal defaults and losses and current market rates. As estimated credit and market risks are included in the determination of fair value, no allowance for loan loss is established on the acquisition date. Decreases in expected cash flows after the acquisition date and subsequent measurement periods are recognized by recording a provision for loan losses. The excess of expected cash flows at acquisition over the initial investment in acquired loans (“accretable yield”) is recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as non-accrual loans and the accretable yield is not recognized as interest income until the timing and amount of future cash flows can be reasonably estimated.

Goodwill and Intangible Assets

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interest in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company has selected October 1, 2012, as the date to perform its annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet. There was zero recorded impairment as of September 30, 2012.

Core deposit intangible assets arising from business combinations are amortized using an accelerated method over their estimated useful lives. SBA servicing assets are classified as other assets on the Consolidated Balance Sheets and are amortized over the estimated servicing life of the loans.

The increase in goodwill in 2012 is solely the result of the acquisition of PC Bancorp which took place after the close of business on the acquisition date.

Derivative Financial Instruments

The Company acquired twenty four interest rate swap contracts as part of the merger with PC Bancorp. From the acquisition date through September 30, 2012, these swap contracts were not designated as hedges. Effective October 1, 2012, twenty one of the interest rate swap contracts were re-designated as interest rate hedges.

As of September 30, 2012, all interest rate swap contracts are recognized on the condensed consolidated balance sheet at their current fair value. For the two months ending September 30, 2012, all changes in the fair value of the interest rate swap contracts were recognized in earnings and are included in other non-interest income. The interest rate swap contracts will be accounted for as hedges beginning October 1, 2012 and will be recorded in net interest income.

SBA Servicing Asset

The Company acquired an SBA loan portfolio of loans sold to investors as well as an SBA servicing asset with the merger with PC Bancorp. The SBA servicing asset was initially recorded at fair value on the acquisition date based on the estimated discounted future cash flows utilizing market based discount rates and prepayment speeds. The discount rate is based on the U.S. Treasury yield curve plus a spread for the marketplace risk associated with this asset. Prepayment speeds were estimated based on historical prepayment speeds of similar SBA pools. The SBA asset is reduced on a monthly basis based on the estimated amortization of the servicing provided during the current period. The sale of SBA loans in the future will require the Company to establish an SBA servicing asset based on an evaluation of the discounted future cash flows related to the loan sold. In addition, the Company performs an evaluation of the SBA servicing asset on a quarterly basis to determine if there is any related impairment loss. Any impairment loss would be recorded within the period recognized as a reduction to non-interest income.

Comprehensive Income

The Company has adopted accounting guidance issued by the Financial Accounting Standards Board (“FASB”) that requires all items recognized under accounting standards as components of comprehensive earnings be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in a annual financial statement. Other comprehensive earnings include unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale.

Recent Accounting Pronouncements and Regulatory Developments

In July 2012, the FASB amended ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update amends previous guidance that required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis. The amendment permits an entity to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. The entity may use this assessment as the basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

On June 4, 2012, the Board of Governors of the Federal Reserve System (“Board”) issued three notices of proposed rulemaking, or NPRs, that would restructure the Board’s current regulatory capital rules into a comprehensive framework and revise current regulatory capital requirements to make them consistent with the Basel III Capital Standards established by the Basel Committee on Banking Supervision and certain provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act. On August 30, 2012, the proposed revisions were published in the Federal Register, and comments on all three NPRs were due by October 22, 2012.

The first NPR (“Basel III NPR”) proposes reforms that would improve the overall quality and quantity of banking organizations’ capital. The proposal includes a new common equity tier 1 minimum capital requirement of 4.5% of risk-weighted assets and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The proposal also increases the minimum tier 1 capital requirement from 4.0% to 6.0% of risk-weighted assets. The current minimum total risk-based capital requirement of 8% would remain unchanged. The proposal also establishes more conservative standards for including certain instruments (such as subordinated debentures) in regulatory capital.

The Company currently includes in Tier 1 capital, an amount of subordinated debentures equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity less goodwill, core deposit intangibles, and a portion of the SBA servicing assets. While our existing subordinated debentures are currently grandfathered as Tier 1 capital under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the proposed regulatory capital guidelines would phase them out of Tier 1 capital over a period of 10 years, until they are fully-phased out on January 1, 2022. The Dodd-Frank guidelines provide that new issuances of trust preferred securities will not qualify as Tier 1 capital.

The second NPR (“Standardized Approach NPR”) proposes revised rules for calculating risk-weighted assets to enhance risk sensitivity and increase the capital required for certain types of high-risk loans and securitization exposures. The Standardized Approach NPR introduces disclosure requirements that would apply to U.S. bank holding companies with $50 billion or more in assets.

The first two NPRs would apply to banking organizations and holding companies with consolidated assets of $500 million or more. While these rules would be effective as of January 1, 2013, full compliance with most aspects of the rules would be phased-in over a seven year period. The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets would be required to be fully implemented effective January 1, 2014. The capital conservation buffer framework would phase-in between 2016 and 2018, with full implementation effective January 1, 2019.

The third NPR (“Advanced Approaches and Market Risk NPR”) would enhance the risk-sensitivity of the advanced approaches risk-based capital rule, including revisions to better address counterparty credit risk and interconnectedness among financial institutions. This NPR would generally apply only to large, internationally active banking organizations or banking organizations with significant trading activity, $250 billion or more in consolidated assets or $10 billion or more in foreign exposure, and would therefore not impact the Company as currently proposed.

These NPRs are subject to final rulemaking by the Board and their provisions may change before their implementation. The Company is currently in the process of evaluating the details of these proposals.

Note 4. Computation of Tangible Book Value per Common Share

Tangible book value per common share was calculated by dividing total shareholders’ equity by the number of common shares issued. The tables below present the computation of tangible book value per common share as of the dates indicated (in thousands, except share data):

	September 30, 2012	December 31, 2011

Total Shareholders’ Equity	$123,551	$80,844
Less: Goodwill & core deposit intangibles	14,122	7,116

Tangible shareholders’ equity	$109,428	$73,728

Common shares issued and outstanding	10,761,174	6,950,098

Tangible book value per common share	$10.17	$10.61

Note 5. Computation of Earnings (Loss) per Common Share

Basic and diluted earnings (loss) per common share were determined by dividing the net income (loss) by the applicable basic and diluted weighted average common shares outstanding. The table below presents the basic and diluted earnings (loss) per common share computations for the periods indicated (dollars and shares in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net Income (Loss)	$(932)	$601	$99	$1,161

Basic weighted average common shares outstanding	9,223	6,695	7,556	6,381
Dilutive effect of potential common share issuances from stock options and restricted stock	0	177	94	194

Diluted weighted average common shares outstanding	9,223	6,872	7,650	6,575

Income per common share
Basic	$(0.10)	$0.09	$0.01	$0.18
Diluted	$(0.10)	$0.09	$0.01	$0.18

Anti-dilutive shares not included in the calculation of diluted earnings per share	262	246	251	246

Note 6. Investment Securities

The investment securities portfolio has been classified as available-for-sale, and as such is recorded at estimated fair value.

The following tables present the amortized cost and estimated fair values of investment securities as of the dates indicated (dollars in thousands):

		Gross Unrealized
September 30, 2012	Amortized Cost	Gains	Losses	Net Non- credit Losses on Other- than- temporarily Impaired Securities	Estimated Fair Value
Available-for-sale:
U.S. Govt. Agency and U.S. Govt. Sponsored Agency Securities	$24,482	$43	$0	$0	$24,525
U.S. Govt. Sponsored Agency CMO & Mortgage-Backed Securities	13,633	817	0	0	14,450
Private Issue CMO Securities	3,103	0	0	210	2,893
U.S. Govt. Agency GNMA Mortgage-Backed Securities	18,716	840	0	0	19,556
Corporate Securities	10,356	261	0	0	10,617
Municipal Securities	6,873	0	27	0	6,846
U.S. Govt. Agency SBA Securities	41,186	593	38	0	41,741

Total investment securities	$118,349	$2,554	$65	$210	$120,628

December 31, 2011
Available-for-sale:
U.S. Govt. Agency and U.S. Govt. Sponsored Agency Securities	$19,617	$75	$10	$0	$19,682
U.S. Govt. Sponsored Agency CMO & Mortgage-Backed Securities	18,661	926	7	0	19,580
Private Issue CMO Securities	3,505	0	0	730	2,775
U.S. Govt. Agency GNMA Mortgage-Backed Securities	21,909	727	0	0	22,636
Corporate Securities	7,753	186	42	0	7,897
U.S. Govt. Agency SBA Securities	41,112	430	21	0	41,521

Total investment securities	$112,557	$2,344	$80	$730	$114,091

The investment securities portfolio consists of U.S. Agency and U.S. Sponsored Agency issued AAA and AA rated investment-grade securities, investment grade corporate bond securities, municipal securities and below investment grade private issue CMO securities. Securities with a market value of $24.5 million and $26.8 million were pledged to secure securities sold under agreements to repurchase at September 30, 2012 and December 31, 2011, respectively. See Note 9 “Borrowings.” Securities with a market value of $11.0 million were pledged to secure a certificate of deposit of $10.0 million with the State of California Treasurer’s office at both September 30, 2012 and December 31, 2011. Securities with a market value of $16.7 million were pledged to secure outstanding standby letters of credit of $12.7 million and $9.8 million at September 30, 2012 and December 31, 2011, respectively. Securities with a market value of $281,000 and $154,000 were pledged to secure local agency deposits at September 30, 2012 and December 31, 2011, respectively.

As part of the acquisition of PC Bancorp, the Company acquired $44.4 million of investment securities which consisted of 57 individual securities. The Company recorded a fair value adjustment of $5,000 related to the securities that is included in goodwill.

Prior to the acquisition of PC Bancorp, the Company performed an analysis on the individual securities within the PC Bancorp investment securities portfolio. Based on this analysis, the Company identified a number of securities that either did not conform to the Company’s Investment Policy guidelines, or did not meet the Company’s credit or interest rate risk profile for current investment securities. As a result of this analysis, the Company decided to sell a number of these securities shortly after the acquisition of PC Bancorp. Of the PC Bancorp securities, the Company sold three corporate bonds with a fair value of $1.7 million and twenty six municipal securities with a fair value of $15.5 million, for a total of twenty nine securities with a fair value of $17.2 million. There were no gains or losses associated with the disposition of these securities from their July 31, 2012 fair value basis.

The July 31, 2012 fair value of the remaining securities from the PC Bancorp acquisition after the above dispositions included eleven U.S. agency fixed rate corporate bonds with a fair value of $11.5 million, four U.S. SBA agency securities with a fair value of $5.0 million, five investment grade corporate bonds with a fair value of $2.7 million, and eight municipal securities with a fair value of $7.9 million. Total securities of 28 separate issues with an initial fair value of $27.1 million from the PC Bancorp acquisition are included in the Company’s investment securities portfolio at September 30, 2012.

Presented below are investment securities with unrealized losses that are considered to be temporarily-impaired or other-than-temporarily impaired. They are summarized and classified according to the duration of the loss period as of the dates indicated as follows (dollars in thousands):

	< 12 Continuous Months		> 12 Continuous Months		Total
September 30, 2012	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
Temporarily-impaired available-for-sale investment securities:
Municipal Securities	$6,846	$27	$0	$0	$6,846	$27
U.S. Govt. Agency SBA Securities	6,854	38	0	0	6,854	38

Total temporarily-impaired available-for-sale investment securities	$13,700	$65	$0	$0	$13,700	$65

Other-than-temporarily impaired available-for-sale investment securities:
Private Issue CMO Securities	0	0	2,893	210	2,893	210

Total temporarily-impaired and other-than-temporarily impaired available-for-sale investment securities	$13,700	$65	$2,893	$210	$16,593	$285

December 31, 2011	< 12 Continuous Months		> 12 Continuous Months		Total
Temporarily-impaired available-for-sale investment securities:
U.S. Govt. Agency and U.S. Govt. Sponsored Agency Securities	$7,099	$10	$0	$0	$7,099	$10
U.S. Govt. Sponsored Agency CMO & Mortgage-Backed Securities	2,426	7	0	0	2,426	7
Corporate Bonds	4,181	42	0	0	4,181	42
U.S. Govt. Agency SBA Securities	4,264	21	0	0	4,264	21

Total temporarily-impaired available-for-sale investment securities	$17,970	$80	$0	$0	$17,970	$80

Other-than-temporarily impaired available-for-sale investment securities:
Private Issue CMO Securities	0	0	2,775	730	2,775	730

Total temporarily-impaired and other-than-temporarily impaired available-for-sale investment securities	$17,970	$80	$2,775	$730	$20,745	$810

The amortized cost, estimated fair value and average yield of debt securities at September 30, 2012, are shown below. Maturity categories are determined as follows:

•	U.S. Govt. Agency and U.S. Govt. Sponsored Agency bonds and notes – maturity date

•

U.S. Govt. Sponsored Agency CMO or Mortgage-Backed Securities, U.S. Govt. Agency GNMA Mortgage-Backed Securities and U.S. Gov. Agency SBA Securities – estimated cash flow taking into account estimated pre-payment speeds

•	Private Issue CMO Securities – weighted average life

•	Corporate Bonds and Municipal Securities – maturity date

Although mortgage-backed, U.S. Government Agency and Private Issue CMO securities have contractual maturities through 2050, the expected maturity will differ from the contractual maturities because borrowers or issuers may have the right to prepay such obligations without penalties.

(Dollars in thousands)	September 30, 2012
Maturities Schedule of Securities	Amortized Cost	Fair Value	Weighted Average Yield

Due through one year	$32,005	$32,460	1.29%
Due after one year through five years	47,768	48,788	1.75%
Due after five years through ten years	16,441	16,724	2.79%
Due after ten years	22,135	22,656	3.62%

Total	$118,349	$120,628	2.12%

The weighted average yields in the above table are based on effective rates of book balances at the end of the period. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.

On each reporting date, the Company evaluates the securities portfolio to determine if there has been an other-than-temporary impairment on each of the individual securities in the investment securities portfolio. In estimating whether an other-than-temporary impairment loss has occurred, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the current liquidity and volatility of the market for each of the individual security categories, (iv) the current slope and shape of the Treasury yield curve, along with where the economy is in the current interest rate cycle, (v) the current spread between Treasuries and the specific security categories, and the spread differential between the current spread and the long-term average spread for that security category, (vi) the projected cash flows from the specific security type, (vii) the financial guarantee and financial rating of the issuer and (viii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

If it’s determined that an other-than-temporary impairment exists on a debt security, the Company then determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Company will recognize an other-than-temporary impairment in earnings equal to the difference between the security’s fair value and its adjusted cost basis. If neither of the conditions is met, the Company determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present value of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of the other-than-temporary impairments that is recognized in earnings and is a reduction to the cost basis of the security. The portion of total impairment related to all other factors is included in other comprehensive income. Significant judgment is required in this analysis that includes, but is not limited to, assumptions regarding the collectability of principal and interest, future default rates, future prepayment speeds, the amount of current delinquencies that will result in defaults and the amount of eventual recoveries expected on these defaulted loans through the foreclosure process.

At September 30, 2012, the Company had six private issue CMO securities classified as available-for-sale. The fair market value of these securities at September 30, 2012, was $2.9 million and the amortized cost was $3.1 million, which represented approximately 0.24% of the Company’s total assets. These securities are not significant to the liquidity needs of the Company and the Company continues to have the ability and intent to hold these securities until their maturity. All of these securities have been downgraded to below investment grade. The Company has recognized an other-than-temporary impairment loss on all six of these CMO securities. The Company utilizes a discounted cash flow analysis to establish the estimated net present value associated with these securities. This cash flow model considers cash flows related to the securities using assumptions related to prepayment speeds, credit default rates and loss severity ratios. There has been some slight deterioration in the expected cash flows on several of the CMO securities during the nine months ending September 30, 2012. The results of the discounted cash flow model at September 30, 2012 and December 31, 2011 indicated that the remaining net projected credit loss on these six private issue CMO securities was estimated at $864,000 and $973,000, respectively. Credit loss impairment of $30,000 and $90,000 was recorded on the private issue CMO securities during the three and nine months ended September 30, 2012, respectively. For additional information regarding the factors and evaluation process that the Company utilizes in evaluating these securities, see Note 3 “Investment Securities” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2011. Subsequent to September 30, 2012, the company received a legal settlement related to one of the private issue CMO securities of $82,000, which will reduce the carrying value (cost basis) of the security.

During the three and nine months ended September 30, 2012, the Company sold twenty nine securities acquired from the PC Bancorp acquisition at their fair value of $17.2 million and did not recognize any gains or losses on the sales of these investment securities. During the three and nine months ended September 30, 2011, the Company recognized gross gains on sales of available–for-sale securities in the amount of $6,000 and $219,000 respectively.

Investments in FHLB Common Stock

The Company’s investment in the common stock of the FHLB is carried at cost and was $4.9 million and $3.0 million as of September 30, 2012 and December 31, 2011, respectively. See Note 9 “Borrowings” for a detailed discussion regarding the Company’s FHLB borrowings and the requirements to purchase FHLB common stock. In January 2009, the FHLB announced that it suspended excess FHLB stock redemptions and dividend payments. Since this announcement, the FHLB has declared and paid cash dividends in 2010, 2011, and 2012, although at rates that were less than those paid in the past, and has repurchased certain amounts of the Company’s excess stock at carrying value. The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The FHLB has been classified as one of the Company’s primary correspondent banks and is evaluated on a quarterly basis as part of the Company’s evaluation of its correspondent banking relationships under FDIC Regulation F. No impairment losses have been recorded through September 30, 2012, and based on the current financial condition of the FHLB, no impairment losses appear necessary or warranted.

As part of the acquisition of PC Bancorp, the Company acquired $1.8 million of FHLB common stock. Subsequent to September 30, 2012, the FHLB notified the Company that the FHLB would repurchase approximately 9% of its outstanding common stock as part of the FHLB’s stock repurchase program.

The Company’s investment in FHLB stock is included in other assets on the accompanying balance sheets.

Note 7. Loans

The following table presents the composition of the Company’s gross loan portfolio (net of deferred loan fees and costs) by FDIC call reporting category as of the dates indicated (dollars in thousands):

	September 30,	December 31,
	2012	2011
Commercial and Industrial Loans:	$231,535	$185,629

Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	176,944	85,236
Other Nonresidential Properties	236,257	97,730
Construction, Land Development and Other Land	45,313	34,380
1-4 Family Residential Properties	62,187	38,674
Multifamily Residential Properties	23,365	25,974

Total Loans Secured by Real Estate	544,066	281,994

Other Loans:	18,911	21,637

Total Loans	$794,512	$489,260

The following table is a breakout of the Company’s gross loans, stratified by the industry concentration of the borrower (NAICS code) as of the dates indicated (dollars in thousands):

	September 30, 2012	December 31, 2011
Real Estate	$271,067	$213,697
Restaurant/Lodging	109,842	11,309
Manufacturing	65,732	40,337
Wholesale	59,821	34,452
Construction	52,963	30,629
Finance	52,460	30,938
Professional Services	43,046	35,799
Healthcare	34,860	33,480
Retail	33,484	16,008
Other Services	22,569	8,871
Transportation	15,350	3,929
Administrative Management	14,467	11,973
Entertainment	7,322	8,811
Other	11,529	9,027

Total	$794,512	$489,260

SBA Loans

As part of the acquisition of PC Bancorp, the Company acquired loans that were originated under the guidelines of the Small Business Administration (“SBA”) program. The total portfolio of the SBA contractual loan balances being serviced by the Company at September 30, 2012 was $111.6 million of which $78.3 million has been sold. Of the $33.3 million remaining on the Company’s books, $24.1 million is un-guaranteed and $9.2 million is guaranteed by the SBA.

For SBA guaranteed loans, a secondary market exists to purchase the guaranteed portion of these loans with the company continuing o “service” the entire loan. The secondary market for guaranteed loans is comprised of investors seeking long term assets with yields that adapt to the prevailing interest rates. These investors are typically financial institutions, insurance companies, pension funds, unions and other types of investors specializing in the acquisition of this product. When a decision to sell the guaranteed portion of an SBA loan is made by the Company, bids are solicited from secondary market investors and the loan is normally sold to the highest bidder.

The Company currently plans to maintain and grow the SBA loan portfolio and is planning on selling some of the guaranteed portion of SBA loans generated during future quarters. The guaranteed portion of the un-sold SBA loans that were marketable for sale at the acquisition date, were recorded at their fair value at July 31, 2012. As a result, selling these loans subsequent to July 31, 2012 would not result in any significant gain from the sale transaction. The Company has decided to portfolio this group of loans at the present time.

All SBA loans originated subsequent to July 31, 2012 could be available for sale to the secondary market and would be subject to the normal income and gain recognition on SBA loan sale transactions.

Credit Quality of Loans

The Company utilizes an internal loan classification system as a means of reporting problem and potential problem loans. Under the Company’s loan risk rating system, loans are classified as “Pass,” with problem and potential problem loans as “Special Mention,” “Substandard” “Doubtful” and “Loss”. Individual loan risk ratings are updated continuously or at any time the situation warrants. In addition, management regularly reviews problem loans to determine whether any loan requires a classification change, in accordance with the Company’s policy and applicable regulations. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The internal loan classification risk grading system is based on experiences with similarly graded loans.

The Company’s internally assigned grades are as follows:

•

Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. Loans not meeting the criteria of special mention, substandard, doubtful or loss that have been analyzed individually as part of the above described process are considered to be pass-rated loans.

•

Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected. Special Mention loans do not currently expose the Company to sufficient risk to warrant classification as a Substandard, Doubtful or Loss classification, but possess weaknesses that deserve management’s close attention.

•

Substandard – loans that have a well-defined weakness based on objective evidence and can be characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

•

Doubtful – loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

•	Loss – loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

The following tables present the risk category of loans by class of loans based on the most recent internal loan classification as of the dates indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
September 30, 2012
Pass	$218,083	$44,102	$461,242	$18,725	$742,152
Special Mention	3,066	0	8,268	0	11,334
Substandard	10,386	1,211	29,243	117	40,957
Doubtful	0	0	0	69	69

Total	$231,535	$45,313	$498,753	$18,911	$794,512

December 31, 2011
Pass	$178,410	$28,975	$238,439	$21,450	$467,274
Special Mention	981	4,121	634	0	5,736
Substandard	6,208	1,284	8,541	182	16,215
Doubtful	30	0	0	5	35

Total	$185,629	$34,380	$247,614	$21,637	$489,260

The following tables present an aging analysis of the recorded investment of past due loans as of the dates indicated. Non-accrual loans of $10.4 million and $6.1 million for the periods of September 30, 2012 and December 31, 2011 respectively, are included in the table below:

	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current
September 30, 2012
Commercial and Industrial	$0	$1,260	$2,878	$4,138	$227,397
Construction, Land Development and Other Land	0	0	1,221	1,221	44,092
Commercial and Other Real Estate	0	0	6,291	6,291	492,462
Other	0	0	6	6	18,905

Total	$0	$1,260	$10,396	$11,656	$782,856

December 31, 2011
Commercial and Industrial	$0	$50	$1,509	$1,559	$184,070
Construction, Land Development and Other Land	0	0	1,284	1,284	33,096
Commercial and Other Real Estate	0	0	3,357	3,357	244,257
Other	3	3	0	6	21,631

Total	$3	$53	$6,150	$6,206	$483,054

Troubled Debt Restructuring

The Company’s loan portfolio contains certain loans that have been modified in a Troubled Debt Restructuring (“TDR”), where economic concessions have been granted to borrowers experiencing financial difficulties. Loans are restructured in an effort to maximize collections. Economic concessions can include: reductions to the interest rate, payment extensions, forgiveness of principal or other actions.

The modification process includes evaluation of impairment based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the loan collateral. In these cases, management uses the current fair value of the collateral, less selling costs, to evaluate the loan for impairment. If management determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs and unamortized premium or discount) impairment is recognized through a specific allowance or a charge-off.

Impairment analyses are performed on troubled debt restructured loans in conjunction with the normal allowance for loan loss process.

The following tables include the recorded investment and unpaid principal balances for TDR loans as of the dates indicated (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
September 30, 2012
Commercial and Industrial	$362	$680	$0
Construction, Land Development and Other Land	1,221	2,791	0
Commercial and Other Real Estate	1,893	2,094	0

Total	$3,476	$5,565	$0

	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
December 31, 2011
Commercial and Industrial	$312	$623	$0
Construction, Land Development and Other Land	1,284	2,791	0
Commercial and Other Real Estate	2,005	2,106	0

Total	$3,601	$5,520	$0

The following tables show the pre- and post-modification recorded investment in TDR loans by type of modification and loan segment that have occurred during the periods indicated (dollars in thousands):

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Reduced Interest Rate:
Commercial and Industrial	1	$60	$60	0	$0	$0

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Reduced Interest Rate:
Commercial and Industrial	1	$60	$60	0	$0	$0
Real Estate Land and Construction	0	0	0	1	1,347	1,347
Lengthened Amortization:
Commercial and Industrial	0	0	0	1	79	79
Commercial Real Estate	0	0	0	1	1,883	1,883

	0	0	0	2	1,962	1,962

Total	1	$60	$60	3	$3,309	$3,309

There was no financial impact for specific reserves or from charge-offs for the modified loans included in the table above.

There have been no payment defaults in 2012 subsequent to modification on troubled debt restructured loans that have been modified within the last twelve months.

Allowance for Loan Loss

The following table is a summary of the activity for the allowance for loan loss for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Allowance for loan loss at beginning of period	$7,329	$6,299	$7,495	$5,860
Provision for loan losses	521	0	901	661
Net (charge-offs) recoveries:
Charge-offs	(97)	(65)	(686)	(310)
Recoveries	53	750	96	773

Total net (charge-offs) recoveries	(44)	685	(590)	463

Allowance for loan loss at end of period	$7,806	$6,984	$7,806	$6,984

Net (charge-offs) recoveries to average loans	(0.01)%	0.61%	(0.11)%	0.14%
Allowance for loan loss to total loans	0.98%	1.50%	0.98%	1.50%
Allowance for loan loss to total loans accounted for at historical cost, which excludes loan balances and the related allowance for loans acquired through acquisition	1.61%	1.77%	1.61%	1.77%

The following tables present, by portfolio segment, the changes in the allowance for loan loss and the recorded investment in loans as of the dates and for the periods indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Three Months Ended September 30, 2012
Beginning balance	$4,161	$663	$2,265	$240	$7,329
Provision for loan losses	(11)	101	444	(13)	521
Net (charge-offs) recoveries:
Charge-offs	(0)	(0)	(97)	(0)	(97)
Recoveries	14	0	37	2	53

Total net (charge-offs) recoveries	14	0	(60)	2	(44)

Ending balance	$4,164	$764	$2,649	$229	$7,806

Three Months Ended September 30, 2011
Beginning balance	$2,407	$549	$3,183	$160	$6,299
Provision for loan losses	284	147	(736)	305	0
Net (charge-offs) recoveries:
Charge-offs	(0)	(0)	(64)	(1)	(65)
Recoveries	750	0	0	0	750

Total net (charge-offs) recoveries	750	0	(64)	(1)	685

Ending balance	$3,441	$696	$2,383	$464	$6,984

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Nine Months Ended September 30, 2012
Beginning balance	$3,541	$752	$2,911	$291	$7,495
Provision for loan losses	1,015	12	(66)	(60)	901
Net (charge-offs) recoveries:
Charge-offs	(443)	(0)	(233)	(10)	(686)
Recoveries	51	0	37	8	96

Total net (charge-offs) recoveries	(392)	0	(197)	(2)	(590)

Ending balance	$4,164	$764	$2,649	$229	$7,806

Nine Months Ended September 30, 2011
Beginning balance	$2,301	$329	$3,107	$123	$5,860
Provision for loan losses	566	367	(624)	352	661
Net (charge-offs) recoveries:
Charge-offs	(199)	0	(100)	(11)	(310)
Recoveries	773	0	0	0	773

Total net (charge-offs) recoveries	574	0	(100)	(11)	463

Ending balance	$3,441	$696	$2,383	$464	$6,984

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
September 30, 2012
Allowance for Loan Loss balance:
Individually evaluated for impairment	$24	$0	$0	$0	$24

Collectively evaluated for impairment	$4,140	$764	$2,649	$229	$7,782

Purchased credit impaired loans (loans acquired with deteriorated credit quality) individually evaluated for impairment	$0	$0	$0	$0	$0

Loan receivable:
Ending balance:	$231,535	$45,313	$498,753	$18,911	$794,512

Ending balance: individually evaluated for impairment	$1,677	$1,221	$317	$0	$3,215

Ending balance: collectively evaluated for impairment	$228,655	$44,092	$490,570	$18,906	$782,223

Ending balance: purchased credit impaired loans (loans acquired with deteriorated credit quality)	$1,203	$0	$7,866	$5	$9,074

December 31, 2011
Allowance for Loan Loss balance:
Individually evaluated for impairment	$12	$0	$0	$0	$12

Collectively evaluated for impairment	$3,529	$752	$2,911	$291	$7,483

Loan receivable:
Ending balance:	$185,629	$34,380	$247,614	$21,637	$489,260

Ending balance: individually evaluated for impairment	$738	$1,284	$1,064	$0	$3,086

Ending balance: collectively evaluated for impairment	$184,891	$33,096	$246,550	$21,637	$486,174

Ending balance: purchased credit impaired loans (loans acquired with deteriorated credit quality)	$778	$0	$2,293	$0	$3,071

Loans on Non-accrual Status

The following table presents the recorded investment in non-accrual loans as of the dates indicated (dollars in thousands):

	September 30, 2012	December 31, 2011
Commercial and Industrial	$2,878	$1,509
Construction, Land Development and Other Land	1,221	1,284
Commercial and Other Real Estate	6,291	3,357
Other	6	0

Total	$10,396	$6,150

The above balances include purchased credit impaired loans of $9.1 million and $3.1 million as of September 30, 2012 and December 31, 2011, respectively.

Impaired Loans

Impaired loans are evaluated by comparing the fair value of the collateral, if the loan is collateral dependent, and the present value of the expected future cash flows discounted at the loan’s effective interest rate, if the loan is not collateral dependent. The Company recognizes interest income from impaired loans on an accrual basis, unless the loan is on non-accrual status. There were no loans greater than 90 days past due and still accruing interest at September 30, 2012 or December 31, 2011.

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without specific valuation allowance.” The valuation allowance disclosed below is included in the allowance for loan loss reported in the consolidated balance sheets as of September 30, 2012 and December 31, 2011.

The following tables present, by loan category, the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, as of the dates and for the periods indicated (dollars in thousands). This table excludes purchased credit impaired loans of $9.1 million and $3.1 million at September 30, 2012 and December 31, 2011, respectively.

	September 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Commercial and Industrial	$1,477	$2,271	$0	$538	$1,332	$0
Construction, Land Development and Other Land	1,221	2,791	0	1,284	2,791	0
Commercial and Other Real Estate	318	454	0	1,064	1,064	0

With a specific allowance recorded:
Commercial and Industrial	200	455	24	200	455	12
Commercial and Other Real Estate	0	0	0	0	0	0

Total
Commercial and Industrial	1,677	2,726	24	738	1,787	12
Construction, Land Development and Other Land	1,221	2,791	0	1,284	2,791	0
Commercial and Other Real Estate	317	454	0	1,064	1,064	0

Total	$3,215	$5,971	$24	$3,086	$5,642	$12

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no specific allowance recorded:
Commercial and Industrial	$1,200	0	$657	$0	$833	$0	$1,034	$0
Construction, Land Development and Other Land	1,228	0	1,312	0	1,249	0	2,821	0
Commercial and Other Real Estate	317	0	0	0	859	0	0	0

With a specific allowance recorded:
Commercial and Industrial	200	0	0	0	200	0	0	0
Commercial and Other Real Estate	0	0	0	0	710	0	0	0

Total:
Commercial and Industrial	1,400	0	657	0	1,033	0	1,034	0
Construction, Land Development and Other Land	1,228	0	1,312	0	1,249	0	2,822	0
Commercial and Other Real Estate	317	0	0	0	859	0	0	0

Total	$2,945	$0	$1,969	$0	$3,141	$0	$3,856	$0

The following is a summary of additional information pertaining to impaired loans for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest foregone on impaired loans	$73	$46	$233	$192

Cash collections applied to reduce principal balance	$21	$93	$64	$411

Interest income recognized on cash collections	$0	$0	$0	$0

The following table reflects the accretable discount for the loans acquired through acquisition for the periods indicated. These amounts do not include the fair value adjustments on the purchased credit impaired loans acquired from mergers that are on non-accrual. (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance, beginning of period	$1,832	$2,951	$2,585	$3,721
Accretion, included in interest income	(801)	(143)	(1,554)	(713)
Additions due to acquisition	12,315	0	12,315	0
Sold	284	0	284	0
Transfer loans (placed on) moved from, non-accrual, net	201	(77)	201	(277)

Balance, end of period	$13,831	$2,731	$13,831	$2,731

The above table reflects the fair value adjustment on the loans acquired from mergers that will be amortized to loan interest income based on the effective yield method over the remaining life of the loans.

Note 8. Bank Owned Life Insurance and Supplemental Executive Retirement Plans

Bank Owned Life Insurance

The Bank invests in Bank-Owned Life Insurance (BOLI). BOLI involves the purchasing of life insurance by the Bank on a selected group of employees. The Bank is the owner and beneficiary of these policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash value of these policies, as well as a portion of the insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. During the third quarter of 2012, $8 million of BOLI was purchased by the Bank. In addition, the Bank holds $6.4 million of BOLI as a result of its acquisitions of PC Bancorp and California Oaks State Bank.

Supplemental Executive Retirement Plans

The Bank has adopted a non-qualified supplemental executive retirement plan (“SERP”) for certain executives of the Bank. The SERP provides the designated executives with retirement benefits. Pre-retirement survivor benefits are provided for designated beneficiaries of participants who do not survive until retirement in an amount equal to the lump sum actuarial equivalent of the participant’s accrued benefit under the SERP. The SERP is considered an unfunded plan for tax and ERISA purposes. All obligations arising under the SERP are payable from the general assets of the Bank.

The Company also has, as a result of its acquisition of PC Bancorp, acquired a Supplemental Salary Continuation Plan and Split Dollar Insurance Plan for executive officers of PC Bancorp as a result of the merger. The accrued PC Bancorp Deferred Compensation Plan at September 30, 2012 was $1.9 million, and the accrued PC Bancorp Split Dollar Insurance Plan at September 30, 2012 was $1.0 million.

Both the $8 million BOLI purchase and the SERP for certain executives of the Bank were executed by the Company at the end of the third quarter of 2012, with an effective implementation date of October 1, 2012 and thus had no impact the Company’s Consolidated Statement of Operations for the third quarter of 2012.

Note 9. Borrowings and Subordinated Debentures

Securities Sold Under Agreements to Repurchase

The Company enters into certain transactions, the legal form of which are sales of securities under agreements to repurchase (“Repos”) at a later date at a set price. Securities sold under agreements to repurchase generally mature within a 1 day to 180 days from the issue date.

As discussed in Note 6, the Company has pledged certain investments as collateral for these agreements. Securities with a fair value of $24.5 million and $26.8 million were pledged to secure the Repos at September 30, 2012 and December 31, 2011, respectively. The Company segregates both the principal and accrued interest on these securities with the Company’s third party safekeeping custodians. All principal and interest payments on the investment securities that are pledged as collateral on the Repo program are received directly by the safekeeping custodian.

The tables below describe the terms and maturity of the Company’s Securities Sold Under Agreements to Repurchase as of the dates indicated (dollars in thousands):

	September 30, 2012
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
August 6, 2012	$1,060	0.20%	91 days	November 5, 2012
September 28, 2012	22,518	0.10% – 0.50%	3 days	October 1, 2012

Total	$23,578	0.38%

	December 31, 2011
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
November 7, 2011	$1,125	0.25%	91 days	February 6, 2012
December 31, 2011	25,062	0.10% – 0.50%	3 days	January 3, 2012

Total	$26,187	0.33%

FHLB Borrowings

As of September 30, 2012 and December 31, 2011, the Company had no outstanding advances (borrowings) from the FHLB.

The Company’s credit facility with the FHLB is $227 million which represents approximately 25% of the Bank’s total assets as reported by the Bank in its June 30, 2012 FFIEC Call Report. The Company’s credit facility with the FHLB is adjusted quarterly by the FHLB based on updates to the Bank’s total assets as reported within the quarterly FFIEC Call report. The Company expects its credit facility to increase by approximately $88 million during the fourth quarter, from $227 million to approximately $315 million, primarily as a result of the merger with PC Bancorp.

The Company acquired $1.8 million in FHLB common stock from the merger with PC Bancorp. As of September 30, 2012, the Company had $328 million of loan collateral pledged with the FHLB which provides $130 million in borrowing capacity. The Company is required to purchase FHLB common stock to support its FHLB advances. At September 30, 2012 and December 31, 2011, the Company had $4.9 million and $3.0 million of FHLB common stock, respectively. The current value of the FHLB common stock of $4.9 million would support FHLB advances up to $104.2 million. Any advances from the FHLB in excess of $104.2 million would require additional purchases of FHLB common stock. The FHLB has historically repurchased all of its excess capital stock from each bank where the level of capital stock is in excess of that bank’s current average borrowings. The FHLB has repurchased $145,000 and $587,000 of the Company’s FHLB capital stock during the first nine months of 2012, and for the full year of 2011, respectively.

Subordinated Debentures

The following table summarizes the terms of each issuance of the subordinated debentures outstanding as of September 30, 2012:

Series	Amount (in thousands)	Issuance Date	Maturity Date	Rate Index	Current Rate	Next Reset Date

Trust I	$6,186	12/10/04	03/15/35	3 month LIBOR + 2.05%	2.44%	12/18/12
Trust II	3,093	12/23/05	03/15/36	Fixed	6.64%	12/15/12
Trust III	3,093	06/30/06	09/15/36	3 month LIBOR + 1.85%	2.24%	12/17/12

Subtotal	12,372
Fair value adjustment	(3,259)

Total	$9,113

The Company had an aggregate amount of $12.4 million in subordinated debentures outstanding at September 30, 2012. These subordinated debentures were acquired as part of the PC Bancorp merger and were issued to trusts originally established by PC Bancorp, which in turn issued trust preferred securities.

These subordinated debentures were issued in three separate series. Each issuance had a maturity of 30 years from their approximate date of issue. Both Trust I and Trust III are variable rate instruments. Trust I and Trust II are currently callable at par with no prepayment penalties. Trust III has a prepayment penalty equal to 100.501% of the outstanding principal through September 15, 2013. After this date Trust III would be callable at par with no prepayment penalties. The interest rate on Trust II is currently fixed at 6.64% through December 15, 2015 at which point it will reset to a floating rate at the 3 month LIBOR rate plus 1.75%, and will reprice on a quarterly basis thereafter. All three trust preferred securities are set to reprice in December of 2012 at the current 3 month LIBOR plus their index, and will continue to reprice quarterly through their maturity date.

The Company currently includes in Tier 1 capital, an amount of subordinated debentures equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity less goodwill, core deposit intangibles, and a portion of the SBA servicing assets. While our existing subordinated debentures are currently grandfathered as Tier 1 capital under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the proposed regulatory capital guidelines would phase them out of Tier 1 capital over a period of 10 years, until they are fully-phased out on January 1, 2022. The Dodd-Frank guidelines provide that new issuances of trust preferred securities will not qualify as Tier 1 capital.

Notification to the Federal Reserve Board, or FRB, is required prior to our declaring and paying a dividend to our shareholders during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount. Interest payments made by the Company on subordinated debentures are considered dividend payments under FRB regulations. This notification requirement is included in regulatory guidance regarding safety and soundness surrounding capital and includes other non-financial measures such as asset quality and credit concentrations. Should the FRB object to our dividend payments, we would be precluded from paying interest on our subordinated debentures. Payments would not commence until approval is received or we no longer need to provide notice under applicable guidance.

Note 10. Other Comprehensive Income

The following table presents the components of other comprehensive income for the periods indicated (dollars in thousands):

	Before Tax	Tax Effect	Net of Tax
Three Months Ended – September 30, 2012
Net unrealized gains on investment securities:
Non-credit portion of other-than-temporary impairments arising during the period	$234	$109	$125
Net unrealized gains arising during the period	340	127	213
Less: Reclassification adjustment for gains realized in net income	0	0	0

Net unrealized gains on investment securities	574	236	338

Other Comprehensive Income	$574	$236	$338

Three Months Ended – September 30, 2011
Net unrealized losses on investment securities:
Non-credit portion of other-than-temporary impairments arising during the period	$(110)	$(46)	$(64)
Net unrealized gains arising during the period	508	214	294
Less: Reclassification adjustment for gains realized in net income	(6)	(4)	(2)

Net unrealized gains on investment securities	392	164	228

Other Comprehensive Income	$392	$164	$228

	Before Tax	Tax Effect	Net of Tax
Nine Months Ended – September 30, 2012
Net unrealized gains on investment securities:
Non-credit portion of other-than-temporary impairments arising during the period	$520	$205	$315
Net unrealized gains arising during the period	224	88	136
Less: Reclassification adjustment for gains realized in net income	0	0	0

Net unrealized gains on investment securities	744	293	451

Other Comprehensive Income	$744	$293	$451

Nine Months Ended – September 30, 2011
Net unrealized losses on investment securities:
Non-credit portion of other-than-temporary impairments arising during the period	$(160)	$(67)	$(93)
Net unrealized gains arising during the period	992	416	576
Less: Reclassification adjustment for gains realized in net income	(219)	(92)	(127)

Net unrealized gains on investment securities	613	257	356

Other Comprehensive Income	$613	$257	$356

Note 11. Stock Options and Restricted Stock

Equity Compensation Plans

At September 30, 2012, the Company had one active stock-based employee and director compensation plan, the “2007 Equity and Incentive Plan”, and two terminated stock based compensation plans, the “2005 Plans”, which were terminated effective August 12, 2007, and replaced with the 2007 Equity and Incentive Plan. These plans are described more fully in Note 10, “Stock Options and Restricted Stock” in the Company’s Annual Report on Form 10K for the year ended December 31, 2011. The outstanding vested and unvested stock options and unvested restricted stock under the Equity and Incentive Plans listed above, were transferred and assumed by CU Bancorp in connection with the holding company reorganization, from options and restricted stock originally issued by California United Bank.

The Company’s “2007 Equity and Incentive Plan” allows the Company to issue stock options, restricted stock, restricted stock units and performance units. Certain options and share awards provide for accelerated vesting if there is a change in control as defined in the plans.

At September 30, 2012, future compensation expense related to non-vested stock option and restricted stock grants is reflected in the table below (dollars in thousands):

Future Stock Based Compensation Expense	Stock Options	Restricted Stock	Total
Remainder of 2012	$11	$351	$362
2013	26	1,001	1,027
2014	11	492	503
2015	2	167	169
2016	0	50	50
Thereafter	0	0	0

Total	$50	$2,061	$2,111

The estimated fair value of all stock options granted in prior years has been calculated using the Black-Scholes option pricing model. The use of the Black-Scholes model requires the use of input parameters and assumptions used for estimating the fair value of stock options granted in 2010 and prior years. These assumptions are fully described in Note 10 – “Stock Options and Restricted Stock” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2011.

There were no stock options granted during 2011, or during the first nine months of 2012.

Stock Options

The following table summarizes the share option activity under the plans as of the date and for the period indicated:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
				(thousands)
Outstanding stock options at December 31, 2011	734,896	$12.44	3.8	$154
Granted	0
Exercised	0
Forfeited	0
Expired	0

Outstanding stock options at September 30, 2012	734,896	$12.44	3.0	$912

Exercisable options at September 30, 2012	688,796	$12.56	3.0	$848
Unvested options at September 30, 2012	46,100	$10.63	3.4	$64
Outstanding, vested and expected to vest at September 30, 2012	734,896	$12.44	3.0	$912

Stock option compensation expense of $12,000, and $24,000 for the three months, and $42,000 and $86,000 for the nine months, was recorded related to the above stock options for the periods ended September 30, 2012 and 2011, respectively. The price range of outstanding stock option grants at September 30, 2012 has not changed from what was reported by the Company at December 31, 2011.

Restricted Stock

The weighted-average grant-date fair value per share in the table below is calculated by taking the number of shares of restricted stock issued divided by the total aggregate cost of the restricted shares issued. The aggregate cost of the restricted stock was calculated by multiplying the number of shares granted at each of the grant dates by the closing stock price of the Company’s common stock on the date of the grant.

The following table summarizes the restricted stock activity under the plans for the period indicated:

	Number of Shares	Weighted-Average Grant- Date Fair Value per Share
Restricted Stock:
Unvested, at December 31, 2011	255,150	$12.13
Granted	116,800	11.70
Vested	74,400	12.10
Cancelled and forfeited	6,000	10.79

Unvested, at September 30, 2012	291,550	$11.99

Compensation expense of $260,000 and $331,000 for the three months, and $715,000 and $1,029,000 for the nine months was recorded related to the above restricted stock grants for the periods ended September 30, 2012 and 2011, respectively. Restricted stock awards are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed. During the third quarter of 2012, the company issued 115,300 shares of restricted stock to its Directors, executive officers and employees. Of this total, 9,000 shares were issued to the Company’s Directors, 60,500 shares were issued to its executive officers, 20,800 shares were issued to employees acquired in the PC Bancorp merger, and 25,800 shares were issued to CUB employees.

Note 12. Income Taxes

The Company’s income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and California net operating losses, including California Enterprise Zone net interest deductions, and the tax credit carry-forwards associated with these items. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be realized, recovered and or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The future realization of any of the Company’s deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carry back or carry forward periods available under the tax law. Based on historical and future expected taxable earnings and available strategies, the Company considers the future realization of these deferred tax assets more likely than not.

The tax effects from an uncertain tax position are recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. Interest and penalties related to uncertain tax positions are recorded as part of other operating expense. See Note 12 “Income Taxes” in the Bank’s Annual Report on Form 10K for the year ended December 31, 2011, for additional details related to the Company’s Deferred Tax Assets. Due to the acquisition of PC Bancorp, the composition of the Company’s deferred tax assets have changed. The following table reflects the changes in the composition and nature of the Company’s deferred tax assets at September 30, 2012 from December 31, 2011. The Company’s effective tax rate for the nine months ended September 30, 2012 is 83.5% and is higher than the statutory rate of 41.15% due primarily to the non-tax-deductibility of legal and professional costs associated with the merger consummated with PC Bancorp after the close of business on July 31, 2012, in addition to other non tax deductible entertainment costs. For the nine months ended September 30, 2012, the most significant non-tax deductible costs included merger legal and accounting costs of $310,000, a portion of merger investment banking fees of $233,000 and other merger costs of $211,000.

The following is a summary of the components of the deferred tax asset recognized in the accompanying balance sheets as of the periods indicated:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Deferred Tax Assets
Federal tax operating loss carry-forward	$573	$732
State tax operating loss carry-forward	572	486
Provision for loan losses	3,166	3,322
Purchase accounting and loan fair value adjustments	9,596	1,418
Impairment charge on securities available-for-sale	388	436
Accruals and other liabilities	1,864	506
Stock compensation and deferred compensation	2,786	1,403
Start up, organizational and other costs	298	361

Total deferred tax assets	19,243	8,664

Deferred Tax Liabilities
Net unrealized gain on securities available-for-sale	(938)	(645)
State taxes	(1,377)	(568)
Prepaid expense, deposit premiums and subordinated debentures	(2,512)	(917)

Total deferred tax liabilities	(4,827)	(2,130)

Valuation allowance on state tax loss carry-forward	(434)	(300)

Net deferred tax assets	$13,982	$6,234

Incorporated in the above deferred tax assets table are deferred tax assets and liabilities associated with the acquisitions of both PC Bancorp and California Oaks State Bank (“COSB”), including existing deferred tax assets and liabilities as well as deferred tax assets and liabilities relating to the PC Bancorp and COSB fair value purchase adjustments. The largest component of the combined net federal and state deferred state tax assets relates to the purchase accounting adjustment related to the PC Bancorp and COSB loans. The amount was $9.6 million at September 30, 2012 and was $1.4 million at December 31, 2011. Due to the uncertainty surrounding the ability to currently utilize California net operating losses, a valuation allowance was established to offset the tax benefit of the state net operating loss carry-forward. This valuation allowance was $300,000 at December 31, 2011 and was increased to $434,000 at September 30, 2012. At September 30, 2012, the Company believes it is more likely than not that it will realize the remaining deferred tax assets in future periods based upon the Company’s expectations of positive earnings in future years.

The Company has federal and state net operating loss carry-forwards attributable to the COSB acquisition of $2.1 million at December 31, 2011. These net operating losses expire in years beginning in 2029 through 2031. The COSB net federal operating losses are subject an annual limitation of $624,000 due to the ownership change on December 31, 2010.

Note 13. Common Stock

The Company issued 3,721,382 shares of common stock on July 31, 2012 to shareholders of PC Bancorp as part of the merger. See Note 2. “Bank Holding Company Reorganization and Merger of Premier Commercial Bancorp into CU Bancorp” for a detailed discussion of the merger.

The Company issued 115,300 shares of restricted stock during the third quarter of 2012 to the Company’s Directors and employees. See Note 11. Equity Compensation Plan for a more detailed analysis related to the issuances of these shares.

The Company issued through a private placement offering 805,156 shares of common stock on March 31, 2011. The issuances of these shares by the Company were to a total of 12 accredited institutional investors, none of whom were directors or officers of the Company. This private placement offering generated a total of $10.3 million in gross cash proceeds. This amount was offset by $569,000 in associated cost and expenses which resulted in net proceeds to the Company of $ 9.7 million.

Note 14. Commitments and Contingencies

Litigation

From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company accrues for any probable loss contingencies that are estimable and discloses any possible losses in accordance with Accounting Standards Codification (“ASC”) 450, “Contingencies”. There are no pending legal proceedings or, to the best of the Company’s knowledge, threatened legal proceedings, to which the Company is a party which may have a material adverse effect upon our financial condition, results of operations and business prospects.

Note 15. Fair Value of Assets and Liabilities

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including both those financial assets and financial liabilities that are measured and reported at fair value on a recurring basis and a non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed below.

In accordance with accounting guidance, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are as follows:

•	Level 1 – Observable unadjusted quoted market prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date

•

Level 2 – Significant other observable market based inputs, other than Level 1 prices such as quoted prices for similar assets or liabilities or unobservable inputs that are corroborated by market data. This includes quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data, either directly or indirectly. This would include those financial instruments that are valued using models or other valuation methodologies where substantially all of the assumptions are observable in the marketplace, can be derived from observable market data or are supported by observable levels at which transactions are executed in the marketplace.

•

Level 3 – Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. Assets measured utilizing level 3 are for positions that are not traded in active markets or are subject to transfer restrictions, and or where valuations are adjusted to reflect illiquidity and or non-transferability. These assumptions are not corroborated by market data. This is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. Management uses a combination of reviews of the underlying financial statements, appraisals and management’s judgment regarding credit quality to determine the value of the financial asset or liability.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Management maximizes the use of observable inputs and attempts to minimize the use of unobservable inputs when determining fair value measurements. The following is a description of both the general and specific valuation methodologies used for certain instruments measured at fair value, as well as the general classification of these instruments pursuant to the valuation hierarchy.

Investment Securities Available-for-Sale: The fair value of securities available for sale may be determined by obtaining quoted prices in active markets, when available, from nationally recognized securities exchanges (Level 1 inputs). If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique widely used in the securities industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). Debt securities’ pricing is generally obtained from one of the matrix pricing models developed from one of the three national pricing agencies. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are classified as Level 3 inputs.

Securities classified as available-for-sale are accounted for at their current fair value rather than amortized historical cost. Unrealized gains or losses are excluded from net income and reported as an amount net of taxes as a separate component of accumulated other comprehensive income included in shareholders’ equity.

The Company considers the inputs utilized to fair value the U.S. Agency and U.S. Sponsored Agency issued debt securities (callable and non-callable notes), mortgage backed securities guaranteed by those agencies, collateralized mortgage obligations issued by those agencies, corporate bond securities, and municipal securities within level 2 of the valuation hierarchy. Management bases the fair value for these investments primarily on third party price indications provided by independent pricing sources utilized by the Company’s bond accounting system to obtain market pricing on its individual securities. Vining Sparks who provides the Company with its bond accounting system utilizes pricing from three independent third party pricing sources for pricing of securities. These third party pricing sources utilize, quoted market prices or when quoted market prices are not available, then fair values are estimated using nationally recognized third-party vendor pricing models that would also be classified within the level 2 valuation hierarchy because the inputs are observable. However, the fair value reported may not be indicative of the amounts that could be realized in an actual market exchange.

The fair value of the Company’s U.S. Agency and U.S. Sponsored Agency callable and non-callable agency securities, mortgage backed securities guaranteed by those agencies, and collateralized mortgage obligations issued by those agencies, corporate bond securities, and municipal securities are calculated using an option adjusted spread model from one of the nationally recognized third-party pricing models. Depending on the assumptions used and the treasury yield curve and other interest rate assumptions, the fair value could vary significantly in the near term.

For private label CMO securities, the Company is utilizing the same third party pricing model for these securities as it utilizes for its U.S. Agency and U.S. Sponsored Agency CMO securities. However, because of the illiquidity and lack of market participants in these securities, a level 3 valuation hierarchy has been assigned to the private label securities. See Note 6. Investment Securities for a discussion on the valuation analysis performed by the Company on these securities. However, the fair value reported may not be indicative of the amounts that could be realized in an actual market exchange.

Loans: The fair value for loans is estimated by discounting the expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities, adjusted for the allowance for loan loss. Loans are segregated by type such as commercial and industrial, commercial real estate, construction and other loans with similar credit characteristics and are further segmented into fixed and variable interest rate loan categories. Expected future cash flows are projected based on contractual cash flows, adjusted for estimated prepayments.

Impaired Loans: The fair value of impaired loans is determined based on an evaluation at the time the loan is originally identified as impaired, and periodically thereafter, at the lower of cost or fair value. Fair value on impaired loans is measured based on the value of the collateral securing these loans, if the loan is collateral dependent, or based on the discounted cash flows for non collateral dependent loans, and are classified at a level 3 in the fair value hierarchy. Collateral on collateral dependent loans may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals performed by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. For unsecured loans, the estimated future discounted cash flows of the business or borrower, are used in evaluating the fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Interest Rate Swap Contracts: The fair value of the interest rate swap contracts are provided by an independent third party vendor that specializes in interest rate risk management and fair value analysis using a system that utilizes current market data to estimate cash flows of the interest rate swaps utilizing the future LIBOR yield curve through the maturity date of the interest rate swap contract. The forward LIBOR yield curve is the primary factor in the valuation of the interest rate swap contracts. Accordingly, the interest rate swap contracts are categorized as a level 2 valuation.

Other Real Estate Owned: The fair value of other real estate owned is generally based on real estate appraisals (unless more current market information is available) less estimated costs of sale. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

SBA Servicing Asset: The Company acquired an SBA servicing asset with the PC Bancorp merger. This servicing asset was fair valued at July 31, 2012 based on an evaluation by a third party who specializes in fair value analysis. The fair value of this asset was based on the estimated discounted future cash flows utilizing market based discount rates and estimated prepayment speeds. The discount rate was based on the current U.S. Treasury yield curve, plus a spread for marketplace risk associated with these assets. Prepayment speeds were selected based on the historical prepayments of similar SBA pools. The prepayment speeds determine the timing of the cash flows. The initial fair value of this asset at acquisition was reduced by the amortization of the servicing asset that has occurred through September 30, 2012. Based on the company’s methodology in its valuation of the SBA servicing asset, the current carrying value is estimated to approximate the fair value. The valuation inputs required in valuing the SBA servicing asset are considered to be level 3 inputs.

Non-Maturing Deposits: The fair values for non-maturing deposits (deposits with no contractual termination date), which include non-interest bearing demand deposits, interest bearing transaction accounts, money market deposits and savings accounts are equal to their carrying amounts, which represent the amounts payable on demand. Because the carrying value and fair value are by definition identical, and accordingly non-maturity deposits are categorized as a level 1 valuation, these balances are not listed in the following tables.

Maturing Deposits: The fair values of fixed maturity certificates of deposit (time deposits) are estimated using a discounted cash flow calculation that applies current market deposit interest rates to the Bank’s current certificate of deposit interest rates for similar term certificates. The rates being paid on certificates of deposit not acquired from PC Bancorp at September 30, 2012 and December 31, 2011, were generally identical to the market interest rates for comparable terms and thus both the carry amount and fair value are generally considered approximately identical as of the reporting dates. The deposits acquired from PC Bancorp were adjusted to their fair value at the date of acquisition. The interest rates used to calculate the fair value adjustments were considered to be the market rates at September 30, 2012. Maturing deposits are categorized as level 2 valuations.

Securities Sold under Agreements to Repurchase (“Repos”): The fair value of securities sold under agreements to repurchase is estimated based on the discounted value of future cash flows expected to be paid on the deposits. The carrying amounts of Repos with maturities of 90 days or less approximate their fair values. The fair value of Repos with maturities greater that 90 days is estimated based on the discounted value of the contractual future cash flows. Securities sold under agreements to repurchase are categorized as a level 1 valuation.

Subordinated Debentures: The subordinated debentures were acquired from the PC Bancorp merger and an estimate of fair value was determined at the acquisition date by an independent firm specializing in fair value valuation analysis. Subsequent to July 31, 2012, the fair value of the subordinated debentures was based on the initial fair value less the amortization of the fair value adjustment, which is based on the estimated remaining life of the debenture. The current net book basis of the debentures is deemed to be the fair value for the subordinated debentures.

Fair value of commitments: Loan commitments that are priced on an index plus a margin to a market rate of interest are reported at the carrying value of the loan commitment. Loan commitments on which the committed fixed interest rate is less than the current market rate were insignificant at September 30, 2012 and December 31, 2011.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis as of the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. The Company had no financial liabilities measured at fair value on a recurring basis at December 31, 2011:

(Dollars in thousands)	Total Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – September 30, 2012
Investment securities available-for-sale	$120,628	$0	$115,939	$4,689

Financial Liabilities – September 30, 2012
Interest Rate Swaps Contracts	$6,394	$0	$6,394	$0

Financial Assets – December 31, 2011
Investment securities available-for-sale	$114,091	$0	$108,937	$5,154

Financial Liabilities – December 31, 2011	$0	$0	$0	$0

The investment securities that comprise the balances reflected in the “Significant Unobservable Inputs (Level 3)” as of September 30, 2012 include private issue CMO securities with a market value of $2.9 million, and one fixed rate security with a market value of $1.8 million which was issued and is fully guaranteed by the FDIC. These same securities comprised the balances included in the level 3 column at December 31, 2011.

Both the private issue CMO securities and the FDIC issued fixed rate note were valued at September 30, 2012 and December 31, 2011 utilizing pricing obtained from the national market pricing services that are utilized in the Company’s bond accounting system. Due to the price volatility associated with these securities, the lack of broker pricing and the lack of liquidity for these securities, the Company has classified them a level 3. The roll forward of these securities is listed in the table below.

The following table below presents a roll-forward of all assets and liabilities and additional information about the financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented:

(Dollars in thousands)	Balance at January 1,	Included in Earnings	Included in Other Comprehensive Income (Loss)	Purchases, Issuances, Settlements	Transfers into (out of) Level 3	Balance at September 30,

Financial Assets – Measured at Fair Value using Level 3 – September 30, 2012
Private Issue CMO Securities	$2,775	$(76)	$520	$(326)	$0	$2,893
U.S. Government Sponsored Agency CMO Securities	2,379	(1)	9	(591)	0	1,796

Total	$5,154	$(77)	$529	$(917)	$0	$4,689

Financial Assets – Measured at Fair Value using Level 3 – September 30, 2011
Private Issue CMO Securities	$3,801	$(122)	$(160)	$(413)	$0	$3,106
U.S. Government Sponsored Agency CMO Securities	3,128	0	(1)	(527)	0	2,600

Total	$6,929	$(122)	$(161)	$(940)	$0	$5,706

Assets Measured at Fair Value on a Non-recurring Basis

The Company may be required periodically, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of or during the period.

The following table presents the balances of assets and liabilities measured at fair value on a non-recurring basis by caption and by level within the fair value hierarchy as of the dates indicated:

(Dollars in thousands)	Carrying Value at end of period	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets – September 30, 2012
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs	$2,076	$0	$0	$2,289
Other real estate owned	3,112	0	0	3,112

Total	$5,188	$0	$0	$5,401

Financial Assets – December 31, 2011
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs	$1,821	$0	$0	$1,963
Other real estate owned	3,344	0	0	3,344

Total	$5,165	$0	$0	$5,307

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of the dates indicated:

(Dollars in thousands)	Fair Value at September 30, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Values

Financial Assets – September 30, 2012
Private Issue CMO Securities	$2,893	Pricing Matrix (1)	Benchmark Treasury Index Yields,	1.0% – 2.0%
			Bid Yield	6.0% – 7.3%
			Prepayment Speeds	3.5% – 17.0%
			Interest Rate Swap Spreads	390 bp – 630 bp
			Severity Factors	48.0% – 91.0%
			Default Speed	2.4 – 14.5
			Duration (years)	2.5 – 5.8
			Delinquencies	8.3% – 15.3%

U.S. Government Sponsored Agency CMO Security	$1,796	Pricing Matrix (2)	Benchmark Treasury Index Yields,	0.20%
			Bid Yield	0.57%
			Prepayment Speed	10.0%
			Interest Rate Swap Spreads	37%
			Duration (years)	1.10

Collateral dependent impaired loans with specific valuation allowance and or partial charge-offs	$2,076	Appraisal value	Estimated Collateral value of property	Various depending on property type and location

Other real estate owned	$3,112	Purchase and Sale Agreement	Contract	$3,190
			Less estimated selling costs	$78

(1)	The Pricing Matrix used to establish the market pricing of the Private Issue CMO securities utilizes a significant number of inputs in its calculation of the fair market price on each of the individual securities. The above table lists the more significant input parameters used in calculating the market price for securities with ALT-A collateral.
(2)	The $2.0 million U.S. Government Sponsored Agency CMO Security was issued by the FDIC and is fully guaranteed by the U.S. Government, and as such, severity factors, default speeds and delinquencies are not relevant pricing factors in the pricing matrix for this security.

Fair Value of Financial Assets and Liabilities Table

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of September 30, 2012 and December 31, 2011. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The description of the valuation methodologies used for assets and liabilities measured at fair value and for estimating fair value for financial instruments not recorded at fair value has been described above.

The table below presents the financial instruments where the fair value could differ from the carrying amount, as of the dates indicated:

			Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
Financial Assets
Investment securities available-for-sale	$120,628	$120,628	$0	$115,939	$4,689
Loans, net	786,706	788,142	0	0	788,142
Financial Liabilities
Certificates of deposit	85,988	85,988	0	85,988	0
Securities sold under agreements to repurchase	23,578	23,578	0	23,578	0
Subordinated debentures	9,113	9,113	0	0	9,113
Interest rate swap contracts	6,394	6,394	0	6,394	0

December 31, 2011
Financial Assets
Investment securities available-for-sale	$114,091	$114,091	$0	$108,937	$5,154
Loans, net	481,765	482,315	0	0	482,315
Financial Liabilities
Certificates of deposit	50,838	50,838	0	50,838	0
Securities sold under agreements to repurchase	26,187	26,187	0	26,187	0

Note 16. Derivative Financial Instruments

The Company acquired interest rate swap contracts “swaps” on July 31, 2012 as a result of the merger with PC Bancorp. PC Bancorp was exposed to certain risks relating to its ongoing business operations and utilized interest rate swaps as part of its asset liability management strategy to manage its interest rate risk position. Prior to the merger with PC Bancorp, the Company did not utilize interest rate swaps to manage its interest rate risk position. The Company has incorporated these instruments into its asset liability program when monitoring its interest rate risk position. All of the interest rate swap contracts are with the same counterparty bank.

At September 30, 2012, the Company had 23 pay-fixed, receive-variable interest rate contracts that were designed to convert fixed rate loans into variable rate loans. An additional pay-fixed, receive-variable interest rate swap contract is utilized to convert a variable rate borrowing to a fixed rate borrowing. These swaps were acquired as a result of the PC Bancorp acquisition and were not designated as accounting hedges from the acquisition date through September 30, 2012. The interest rate swaps function as economic hedges of the associated fixed rate loans and variable rate debt. The majority of these swaps were re-designated as accounting hedges early in the fourth quarter of 2012. The total notional amount of the swaps outstanding as of September 30, 2012 is $36 million. The outstanding swaps have maturities of up to 10 years.

The location of the asset and liability and the amount of income, expense and gain or loss recognized as of September 30, 2012, and for the three and nine months ended September 30, 2012 are presented in the tables below.

Location and Fair Value of Derivative Instruments
	As of September 30, 2012
	Asset Derivatives		Liability Derivatives
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under ASC 815
Interest rate swap contracts		$0	Accrued Interest Payable and other liabilities	$(6,394)

Total derivatives not designated as hedging instruments under ASC 815		$0		$(6,394)

The Effect of Derivative Instruments on the Consolidated Statements of Income
(Dollars in thousands)	Location	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012
Derivatives not designated as hedging instruments
Interest rate swap contracts – loans	Net decrease interest and fees on loans	$(277)	$(277)
Interest rate swap contracts – subordinated debentures	Net increase in interest on subordinated debentures	(24)	(24)
Interest rate swap contracts	Net increase in other non-interest income	252	252

Total	Net decrease in earnings	$(44)	$(44)

The amount of interest paid out on the interest rate swap contracts over the two months of August and September 2012 related to the loans was $277,000. The amount of interest paid out on the interest rate contracts on the borrowings over the two months of August and September 2012 was $24,000. Based on the current interest rates, payout amounts of the amount indicated, when annualized, are expected over the remainder of 2012 into 2013. The interest rate contract associated with the subordinated debentures is scheduled to mature in June 2013.

The $252,000 increase in other non-interest income associated with the interest rate swap contracts, from the acquisition date to September 30, 2012, reflects the fair value adjustment to the interest rate swap contracts during the period they were undesignated.

Under the interest rate swap contracts, the company is required to pledge and maintain collateral for the credit support under these agreements. At September 30, 2012, the Company had $4.7 million in certificates of deposit with other financial institutions pledged, and had $2.5 million of due from bank balances pledged to support the interest rate swap contracts. Both the due from bank balances and the certificates of deposit are pledged with the same counterparty bank as the interest rate swap contracts.

Note 17. Condensed Financial Information of Parent Company

The parent company only condensed balance sheets as of September 30, 2012 and December 31, 2011 and the related statements of net earnings and condensed statements of cash flows for each of the nine month periods ended September 30, 2012 are presented below (dollars in thousands):

Parent Company Only Condensed Balance Sheets	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from banks	$395	$1
Certificates of deposit in other financial institutions	370	0
Loans	2,607	0
Investments in subsidiary	128,210	0
Accrued interest receivable and other assets	1,317	0

Total Assets	$132,899	$1

LIABILITIES
Subordinated debentures	$9,113	$0
Accrued interest payable and other liabilities	235	0

Total Liabilities	9,348	0

SHAREHOLDERS’ EQUITY	123,551	1

Total Liabilities and Shareholders’ Equity	$132,899	$1

Parent Company Only Condensed Statements of Income	Three Months Ended	Nine Months Ended
	September 30,2012
Interest Income	$46	$46

Interest Expense	134	135
Operating Expenses	103	140

Total Expenses	237	275

Loss Before Income Tax Benefit and Equity in Undistributed Earnings of Subsidiary	(191)	(229)

Income tax benefit	(112)	(112)

Loss Before Equity in Undistributed Earnings of Subsidiary	(79)	(117)

Equity in undistributed earnings of subsidiary	216	216

Net Earnings	$137	$99

Parent Company Only Condensed Statement of Cash Flows	Nine Months Ended September 30,2012
Cash flows from operating activities:
Net income:	$99
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(216)
Amortization of subordinated debentures fair value	38
Increase in accrued interest receivable and other assets	(142)
Decrease in accrued interest payable and other liabilities	(183)

Net cash used in operating activities	$(404)

Cash flows from investing activities:
Cash and cash equivalents acquired in acquisition, net of cash paid	3,051
Net decrease in loans	27
Capital contribution made to subsidiary	(1,350)
Capitalized organizational costs	(560)

Net cash provided by financing activities	$1,168

Net increase in cash	764

Cash, beginning of year	1

Cash, end of period	$765

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$149

Cash paid during the period for taxes	$1

Note 18. Reclassification

Certain amounts in the prior year’s financial statements and related footnote disclosures were reclassified to conform to the current year presentation with no effect on previously reported net income or shareholders’ equity.

Note 19. Subsequent Events

Wire Transfer Loss

In October of 2012 the Company incurred a wire transfer loss of $350,000 from one of its customer’s accounts with the Bank. This loss will be recorded as an operational loss in the fourth quarter of 2012. The net impact of this loss in the fourth quarter would be $206,000 net of tax.

We have evaluated events that have occurred subsequent to September 30, 2012 and have concluded there are no subsequent events except the wire transfer loss referenced above that would require recognition or disclosure in the accompanying consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

See “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” below relating to “forward-looking” statements included in this report.

The following is management’s discussion and analysis of the major factors that influenced the results of the operations and financial condition of CU Bancorp, the (“Company”) for the current period. This analysis should be read in conjunction with the audited financial statements and accompanying notes included in the Bank’s 2011 Annual Report on Form 10K and with the unaudited financial statements and notes as set forth in this report.

OVERVIEW

Forward-Looking Information

Certain matters discussed under this caption may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. There can be no assurance that the results described or implied in such forward-looking statements will, in fact, be achieved and actual results, performance, and achievements could differ materially because the business of the Company involves inherent risks and uncertainties. These risks include, but are not limited to, general economic conditions nationally and in California, unanticipated credit losses in the Company’s loan portfolio, rapid changes in interest rates and other risks discussed in the Bank’s Annual Report on Form 10K.

Recent Developments

Merger

On July 31, 2012 the Company acquired Premier Commercial Bancorp (“PC Bancorp”) and its subsidiary Premier Commercial Bank, N.A. (“PCB”) headquartered in Anaheim, California through a merger transaction. The shareholders of PC Bancorp approved the plan of merger on July 19, 2012, followed by shareholders of California United Bank (“CUB”) on July 23, 2012 as outlined within the Joint Proxy Statement-Prospectus on Form S-4 as filed with the SEC dated June 20, 2012. At the date of acquisition, PC Bancorp had assets of approximately $396.6 million, two offices in Orange County, California, an Anaheim branch and an Irvine/Newport Beach branch. Shareholders of PC Bancorp received 3,721,382 shares equal to approximately $41.87 million in the common stock of CU Bancorp, and PC Bancorp stock option holders received $455,000 in cash in payout of their options.

Regulatory Legislation

In July 2010, the Dodd-Frank Financial Reform Bill (“the Wall Street Reform and Consumer Protection Act”) was passed by Congress and signed into law by President Obama. This legislation aims to restore responsibility and accountability to the U.S. financial system. It is unclear how this legislation may impact the financial environment, as regulations implementing the Bill’s provisions have been issued periodically and some have not yet been issued or are not yet effective. To date, this legislation has had no significant impact on the Company.

Regulatory Capital Proposals

On June 4, 2012, the Board of Governors of the Federal Reserve System (“Board”) issued three notices of proposed rulemaking, or NPRs, that would restructure the Board’s current regulatory capital rules into a comprehensive framework and revise current regulatory capital requirements to make them consistent with the Basel III Capital Standards established by the Basel Committee on Banking Supervision and certain provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act.

The first NPR (“Basel III NPR”) proposes reforms that would improve the overall quality and quantity of banking organizations’ capital. The proposal includes a new common equity tier 1 minimum capital requirement of 4.5% of risk-weighted assets and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The proposal also increases the minimum tier 1 capital requirement from 4.0% to 6.0% of risk-weighted assets. The current minimum total risk-based capital requirement of 8% would remain unchanged. The proposal also establishes more conservative standards for including certain instruments (such as trust preferred securities) in regulatory capital.

The Company currently includes in Tier 1 capital, an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity less goodwill, core deposit intangibles, and a portion of the SBA servicing assets. While our existing subordinated debentures are currently grandfathered as Tier 1 capital under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the proposed regulatory capital guidelines would phase them out of Tier 1 capital over a period of 10 years, until they are fully-phased out on January 1, 2022. The Dodd-Frank guidelines provide that new issuances of trust preferred securities will not qualify as Tier 1 capital.

The second NPR (“Standardized Approach NPR”) proposes revised rules for calculating risk-weighted assets to enhance risk sensitivity and increase the capital required for certain types of high-risk loans and securitization exposures. The Standardized Approach NPR introduces disclosure requirements that would apply to U.S. bank holding companies with $50 billion or more in assets.

The third NPR (“Advanced Approaches and Market Risk NPR”) would enhance the risk-sensitivity of the advanced approaches risk-based capital rule, including revisions to better address counterparty credit risk and interconnectedness among financial institutions. This NPR would generally apply only to large, internationally active banking organizations or banking organizations with significant trading activity, $250 billion or more in consolidated assets or $10 billion or more in foreign exposure, and would therefore not impact the Company as currently proposed.

While these rules would be effective as of January 1, 2013, full compliance with most aspects of of the rules would be phased-in over a seven year period. The new minimum regulatory capital ratios and changes to the calculation of risk-weighted assets would be required to be fully implemented effective January 14, 2014. The capital conservation buffer framework would b phased-in between 2016 and 2018, with full implementation effective January 1, 2019. On August 30, 2012, the proposals were published in the Federal Register and comments were due on all three NPR’s by October 22, 2012. However, on November 9, 2012, the U.S. federal banking agencies announced that the original suggested effective date of January 1, 2013 would be delayed. In light of the views and concerns expressed during the comment period, the agencies do not expect that any of the proposed rules will become effective on January 1, 2013.

These NPRs are subject to final rulemaking by the Board and their provisions may change before their implementation. The Company is currently in the process of evaluating the details of these proposals.

Capital

As of September 30, 2012, the Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio at September 30, 2012 were 9.30%, 10.64% and 11.45%, respectively. CU Bancorp consolidated Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio at September 30, 2012 were 10.01%, 11.43% and 12.24%, respectively. These ratios placed the Bank and CU Bancorp in the “well-capitalized” category as defined by federal regulations, which require corresponding capital ratios of 5%, 6% and 10%, respectively, to qualify for that designation.

Corporate Governance

As a result of the formation of CU Bancorp, the existing Board of Directors of California United Bank also became Board members of CU Bancorp. As a result of the merger of PC Bancorp into CU Bancorp, and Premier Commercial Bank (“PCB”) into California United Bank, two of PC Bancorp’s former Board members, Kenneth J. Cosgrove and Robert Matranga, became Board members of both CU Bancorp and California United Bank. In addition, two Board members of California United Bank, Robert Bills and Ron Jones, stepped down from their Board positions at California United Bank, and did not become Board members of CU Bancorp.

The following are some of the key corporate governance practices at both the Company and the Bank, which are oriented to ensure that there are no conflicts of interest and that the Company operates in the best interests of shareholders:

•	Nine of the Company’s and Bank’s eleven directors at September 30, 2012 are independent outside directors.

•	None of the Company’s officers and directors have received loans from the Bank.

•	There are no loans by the Bank to outside companies controlled by or affiliated with officers or directors.

•	The Bank’s Board of Directors has audit and compensation committees comprised solely of independent outside directors.

Number of Employees

The number of active full-time equivalent employees increased from 113 at December 31, 2011 to 167 at September 30, 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessment, are as follows:

Allowance for Loan Loss

We maintain an allowance for loan loss to provide for probable losses in the loan portfolio. Additions to the allowance are made by charges to operating expense in the form of a provision for loan losses. All loans or portions thereof that are judged to be uncollectible will be charged against the allowance while any recoveries would be credited to the allowance. We have instituted loan policies designed primarily for internal use, to adequately evaluate and analyze risk factors associated with our loan portfolio and to enable us to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance. We conduct an evaluation of the loan portfolio on a quarterly basis. This evaluation includes an assessment of the following factors: the results of any current internal and external loan reviews including any regulatory examination, historical loan loss experience, estimated probable loss exposure on substandard credits, concentrations of credit, value of collateral and any known impairment in the borrowers’ ability to repay and present economic conditions.

Investment Securities

The Company currently classifies its investment securities under the available-for-sale classification. Under the available-for-sale classification, securities can be sold in response to certain conditions, such as changes in interest rates, changes in the credit quality of the securities, when the credit quality of a security does not conform with current investment policy guidelines, fluctuations in deposit levels or loan demand or need to restructure the portfolio to better match the maturity or interest rate characteristics of liabilities with assets. Securities classified as available-for-sale are accounted for at their current fair value rather than amortized historical cost. Unrealized gains or losses are excluded from net income and reported as a separate component of accumulated other comprehensive income (net of taxes) included in shareholders’ equity.

At each reporting date, investment securities are assessed to determine whether there is an other-than-temporary impairment. If it is probable, based on current information, that we will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. Once impairment is considered to have occurred, the credit portion of the loss is required to be recognized in current earnings, while the non-credit portion of the loss is recorded as a separate component of shareholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. For mortgage-backed securities, the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The amount of prepayments varies from time to time based on the interest rate environment and the rate of turnover of mortgages. The Bank’s investment in FHLB stock and other bank stock is carried at cost and is included in other assets on the accompanying balance sheets.

Other Real Estate Owned

Real estate properties that are acquired through, or in lieu of, loan foreclosure are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of the cost basis or fair value less estimated costs to sell. Revenue and expenses from operations and valuation write-downs are included in non-interest expense.

Acquisition Accounting

The assets and liabilities of PC Bancorp that were accounted for at fair value, required either a third party analysis or an internal valuation analysis of the fair value of the assets and liabilities acquired. An analysis was performed on loans, investment securities, interest rate swap contracts, SBA loan servicing assets, contractual lease obligations, deferred compensation, deposits and subordinated debentures as of the acquisition date. Balances that were considered to be at fair value at the date of acquisition were cash and cash equivalents, bank owned life insurance, interest rate swap contracts, other assets (interest receivable) and other liabilities (interest payable).

The Company recorded a net fair value discount of $14.5 million on the loans acquired in the PC Bancorp transaction. $12.3 million of this amount will be accreted into interest income over time. The remaining $2.2 million of the net fair value discount is associated with purchased credit impaired loans and portions or all of this discount will be accreted into income over time once these loans become performing or are paid off.

RESULTS OF OPERATIONS

The following table presents condensed statements of income and related performance data for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amounts		Increase (Decrease)		Amounts		Increase (Decrease)
	2012	2011	$	%	2012	2011	$	%
Interest Income	$10,400	$7,195	$3,205	44.5%	$25,039	$21,414	$3,625	16.9%
Interest Expense	626	312	314	100.6%	1,101	1,062	39	3.7%

Net Interest Income	9,774	6,883	2,891	42.0%	23,938	20,352	3,586	17.6%
Provision for loan losses	521	—	521		901	661	240	36.3%
Gain on sale of securities	—	6	(6)	(100.0)%	—	219	(219)	(100.0)%
Other non-interest income	1,185	639	546	85.4%	2,559	1,643	916	55.8%
Non-interest expense	11,823	6,473	5,350	82.7%	24,998	19,426	5,572	28.7%
Provision for income tax expense (benefit)	(453)	454	(907)	(199.8)%	499	966	(467)	(48.3)%

Net Income (Loss)	$(932)	$601	$(1,533)	(255.1)%	$99	$1,161	$(1,062)	(91.5)%

Earnings (Loss) per share
Basic	$(0.10)	$0.09	$(0.19)	(211.1)%	$0.01	$0.18	$(0.16)	(94.1)%
Diluted	$(0.10)	$0.09	$(0.19)	(211.1)%	$0.01	$0.18	$(0.16)	(94.1)%
Return on average equity (1)	(2.51)%	3.05%	(5.56)%	(182.3)%	0.13%	2.08%	(1.95)%	(93.8)%
Return on average assets	(0.31)%	0.30%	(0.61)%	(203.3)%	0.01%	0.20%	(0.19)%	(95.0)%
Net interest rate spread	3.34%	3.43%	(0.09)%	(2.6)%	3.34%	3.52%	(0.18)%	(5.1)%
Net interest margin	3.57%	3.61%	(0.04)%	(1.1)%	3.53%	3.71%	(0.18)%	(4.9)%
Efficiency ratio (2)	107.59%	85.84%	21.75%	25.3%	94.02%	87.79%	6.23%	7.1%

(1)	Calculation excludes average accumulated other comprehensive income (loss) from average shareholders’ equity. The net income (loss) for the period has been annualized.
(2)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income, deposit account service charge income, and other non-interest income.

Operations Performance Summary

Three Months Ended September 30, 2012 and 2011

The Company reported a net loss from operations of $932,000 (or a net loss of $0.10 per common share on both a basic and diluted basis) for the three months ended September 30, 2012, compared to net income of $601,000 (or $0.09 per common share on both a basic and diluted basis) for the corresponding period in 2011. This represents a $1.5 million or 255.1% decrease between the two periods. The Company’s net loss for the quarter was the direct result of merger costs of $2.5 million associated with the acquisition of PC Bancorp. The following describes the changes in the major components of the Company’s net loss for the three months ended September 30, 2012 compared to the same period in 2011:

Net interest income increased by $2.9 million to $9.8 million, a 42.0% increase compared to the third quarter of 2011. This was due to an increase of $3.2 million in interest income partially offset by an increase in interest expense of $314,000. Interest income increased between the two periods primarily due to an increase in interest income on loans of $3.3 million, an increase of interest income on interest bearing balances in other financial institutions of $40,000 which was partially offset by a decline in interest income on investment securities of $133,000. Interest expense increased due to a $184,000 increase on interest paid on deposits and an increase of $136,000 associated with the subordinated debt securities acquired from the PC Bancorp acquisition.

The increase in interest income of $3.2 million to $10.4 million for the quarter ending September 30, 2012, compared to the same period of 2011 is primarily the result of an increase in average interest earning assets by $332.2 million coupled with a slight increase in the overall yields on interest-earning assets of 3 basis points to 3.80%. Total average interest-earning assets increased to $1,089.2 million, an increase of $332.2 million or 43.9% compared to third quarter of 2011. Average interest earnings assets increased in all categories of the Company’s balance sheet. The increase in average interest earning assets increased interest income by $3.4 million for the third quarter of 2012 compared to 2011. $3.3 million of this interest income increase is attributable to higher average loan balances, $73,000 is attributable to higher average deposits in other financial institutions and $16,000 is attributable to higher average investment security balances.

Loan interest income for the quarter ending September 30, 2012, increased by $3.3 million, or 52.6%, to $9.6 million compared to the quarter ending September 30, 2011. This increase was attributable to both organic loan growth as well as the loans acquired as part of the PC Bancorp acquisition. The Company acquired $278.0 million in loans on July 31, 2012 as part of the acquisition. The increase in average loan balances added $3.3 million to loan interest income as average loan balances increased by $234.9 million, or 52.7% between the two periods. For the quarter ended September 30, 2011, the Company’s average quarterly loan portfolio was $445.7 million, and for the quarter ended September 30, 2012 the average quarterly loan portfolio had grown to $680.5 million. Third quarter loan interest income was positively impacted by $513,000 related to the amortization of fair value adjustments related to the PC Bancorp loans acquired, and was negatively impacted by $277,000 related to the interest rate swap contracts acquired in the PC Bancorp acquisition.

Interest income on investment securities declined by $133,000 to $620,000; a 17.7% decrease for the three months ended September 30, 2012 compared to the same period in 2011. The overall decline in investment securities income was attributable to a decline in the overall yields between the two periods partially offset by a slight increase in the average balances. A decrease of $149,000 in investment securities income was attributable to a decrease of 0.50% in the overall yield. An increase of $16,000 in investment securities income was attributable to an increase of $2.0 million in average balances between these quarters. The decline in the overall yield between the third quarter of 2012 and 2011, resulting in the current yield of 2.10%, was the result of the loss of higher yielding securities due to the following three factors: selling several higher yielding mortgage backed securities during 2011, the runoff of principal balances on the higher yielding mortgage backed securities portfolio due to the increase in prepayments and the early redemption “calls” of a portion of the Company’s higher yielding U.S. sponsored agency callable securities by the issuing agencies. The reinvestments of funds in new securities between these periods were at substantially lower rates than the yield on securities that were running off between these periods. Also impacting the investment securities was the acquisition of the $44.4 million of securities on July 31, 2012 from the PC Bancorp acquisition. The overall yield of the PC Bancorp securities was approximately 1.78% at July 31, 2012, after the fair value adjustment, which placed additional downward pressure on the overall yields during the period. In addition, $17.3 million of the securities acquired from the acquisition were sold with no gains or losses recorded during the quarter.

Interest income on interest bearing deposits in other financial institutions increased by $40,000, or 23.7%, to $209,000 for the third quarter of 2012 compared to the same quarter of 2011. The increase in interest income was primarily attributable the increase of $ 95.4 million or a 48.9% increase from the third quarter of 2011 to 2012. The average balance during the third quarter of 2012 was $290.6 million compared to $195.2 million in 2011. The overall yield declined from 0.34% in the third quarter of 2011 to 0.28% in 2012, a decline of 6 basis points. The increase in the average balances attributed $73,000 in income while the decline in the yield decreased interest income by $33,000. The increase in the balances during this period was the result of the Company building higher balances in this category during the first six months of the year and the acquisition of $46.4 million on July 31, 2012 from the PC Bancorp acquisition.

Interest expense on interest bearing deposit accounts increased by $184,000, or 65.2%, to $466,000 for the third quarter of 2012 compared to the same quarter of 2011. The increase in interest expense on deposits was primarily attributable to the increase in the average balances coupled with an increase in the rates paid on deposits acquired from the PC Bancorp acquisition. The overall rate increased from 0.34% in the third quarter of 2011 to 0.37% in the third quarter of 2012, an increase of 3 basis points, and resulted in an increase in interest expense of $24,000. Adding to the increase in deposit interest expense was the increase in the average balances of interest earning deposits between the quarters. Total average interest bearing deposits increased by $173.8 million or 52.6%, to $504.5 million between these two quarters. The increase in the average balance increased interest expense on deposits by $160,000. The increase in average interest bearing deposits was attributable to the organic growth in deposits as well as the acquisition of $253.8 million from PC Bancorp acquisition on July 31, 2012.

Interest expense on borrowings increased by $130,000 to a total of $160,000 for the third quarter of 2012 compared to the same period of 2011. The primary increase is attributable to the acquisition of subordinated debentures related to the PC Bancorp acquisition. The increase in interest expense associated with the subordinated debentures was $ 136,000 which was partially offset by a decline in the interest expense on securities sold under agreements to repurchase (“repos”) of $6,000. The interest expense decline in repos was associated with a $6.0 million decline in the average balance.

The Company recorded a provision of $521,000 for loan losses during the third quarter of 2012, while the Company did not record any provision for loan losses during the third quarter of 2011. A provision for the third quarter of 2012 was deemed necessary due to an overall increase of $51 million in the Company’s organic loan balances, from $488.2 million at June 30, 2012 to $794.5 million at September 30, 2012, and after consideration of asset quality and net third quarter 2012 loan charge-offs of $44,000. A substantial amount of the growth in the loan portfolio was recorded and accounted for at fair value and is excluded from the loan provision calculation unless there has been deterioration in the loan from the date of acquisition. The Company has an allowance for loan loss for those loans that are accounted for at historical cost (this excludes loans that were accounted for at fair value at December 31, 2010 from the California Oaks State Bank (“COSB”) acquisition and loans accounted for at fair value at July 31, 2012 from the PC Bancorp acquisition) of approximately 1.61% of the outstanding non-fair value loan balance. Loans acquired from the both the PC Bancorp and California Oaks State Bank acquisitions were originally accounted for at fair value. During the third quarter of 2012 the Company recorded $97,000 of loan charge-offs and recorded loan recoveries of $53,000, for net charge-offs of $44,000.

                Non-interest income increased by $540,000, to $1.2 million for the quarter ended September 30, 2012 as compared to the same quarter in 2011. This increase was the result of an increase of $134,000 in deposit account service charges resulting from growth in the number and balances of the Company’s deposit accounts, an increase of $423,000 in other non-interest income largely resulting from non-recurring loan-related fees. The Company also recorded $252,000 in non-recurring derivative gains resulting from favorable moves in interest rates during the two months in which interest rate loan swaps inherited from the merger with PC Bancorp were transitioning to hedge accounting on the Company’s balance sheet. These increases were partially offset by a decline of $6,000 on the gain from the sale of securities, net, and a reduction of $11,000 in the impairment losses associated with the Company’s private issue CMO securities. The Company sold 29 investment securities with a fair value of $17.3 million that it had acquired for the PC Bancorp merger, but recorded no gain or loss from the fair value basis of the securities. During the third quarter, these were the only investment securities sold.

Non-interest expense increased by $5.4 million or 82.7%, to $11.8 million, during the three months ended September 30, 2012, compared to the same quarter of 2011. See the “Non-Interest Expense Table” following this section for a detail listing of current year expenses, their dollar change and percent change compared to the comparable period of the prior year. The increase between the third quarter of 2012 and 2011 is primarily attributable to the acquisition of PC Bancorp. The increase in the third quarter of 2012 is mainly associated with increases in the following: salaries and employee benefits of $1.9 million or 53.1%, occupancy cost of $190,000 or 24.2%, data processing costs of $209,000 or 74.6%, legal and professional of $201,000 or 69.6%, FDIC deposit assessments of $67,000 or 40.6%, merger and related costs of $2.5 million, office service expense of $119,000 or 49.2% and other operating expenses of $271,000 or 37.8%. These increases were partially offset by decreases in the following: stock based compensation expense of $84,000 or 23.6%, and OREO expenses by $33,000 or 60.0% The increase of $1.9 million in salaries and employee benefits during the three months ended September 30, 2012, compared to the same quarter of 2011, reflects an increase of employees associated with the PC Bancorp acquisition. Also included in the salaries and employee benefits cost increase were amounts associated with the retention and severance related to a number of employees associated with the acquisitions. Severance costs were $378,000 for the quarter ended September 30, 2012. The number of full time employees at September 30, 2012 was 167 compared to 121 at June 30, 2012 and 111 at September 30, 2011. Salary and employee benefit costs were impacted by an increase in bonus and incentive compensation of $150,000 in the third quarter of 2012 compared to 2011. The decrease in stock based compensation expense between the third quarter of 2012 compared with the comparable period in 2011 is associated with the timing and issuance of restricted stock grants made during 2012 compared to 2011, as well as the reduction of expenses associated with fully vested stock options and restricted stock. The increase in occupancy costs during the third quarter 2012 was due to the addition of the two PC Bancorp branch offices acquired from the merger. The increase in data processing is primarily due to both the acquisition of PC Bancorp in addition to the significant increase in the number of customers that the Company is servicing with increased costs associated with maintaining a larger number of accounts and the purchase and licensing of additional software to enhance the Company’s existing software platform. The increase in legal and professional costs was related to the establishment of CU Bancorp as the holding company for California United Bank. The increase in the FDIC deposit assessment is related to the acquisition of insurable deposits from the PC Bancorp acquisition as well as growth in the Company’s organic deposit portfolio. The merger related expenses reflected in the third quarter of 2012 represents the specifically identified merger cost associated with the PC Bancorp acquisition. These onetime costs of the merger transaction consist of the following: investment banking fees of $778,000, legal, accounting and other of $334,000, data processing merger conversion costs of $447,000 and change in control payments of $958,000. The decrease in OREO expenses is attributable to the amount of both current and prior year delinquent property taxes that had not been paid on the OREO property at the time of its foreclosure during the third quarter of 2011. During the third quarter of 2012 only current property taxes were accrued and paid for on the OREO property.

Income tax benefit for the three months ended September 30, 2012 was $453,000, which represents an effective tax rate of approximately 32.7%, compared to income tax expense of $454,000 or an effective tax rate of approximately 43.0% for the same period in 2011. The Company’s statutory tax rate is approximately 42.0%. The effective tax rate for the three months ending September 30, 2012 is lower than the statutory rate due primarily to certain operating costs that are not tax deductable such as certain merger costs, business entertainment expenses and membership dues. The non-deductibility of these costs reduced the tax benefit associated with the overall loss in the third quarter of 2012. The higher effective rate for the three months of 2011 was slightly impacted by the same non-deductible business entertainment expenses and membership dues during that period. For the quarter ended 2012 the most significant non-deductible costs included merger legal, accounting and other costs of $184,000 and a portion of merger investment banking fees of $233,000.

Average Balances, Interest Income and Expense, Yields and Rates

Three Months Ended September 30, 2012 and 2011

The following table presents the Company’s average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yield/rate for the periods presented. All average balances are daily average balances (dollars in thousands).

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (5)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (5)
Interest-Earning Assets:
Loans (1)	$680,545	$9,571	5.59%	$445,653	$6,273	5.58%
Deposits in other financial institutions	290,594	209	0.28%	195,199	169	0.34%
Investment Securities (2)	118,015	620	2.10%	116,063	753	2.60%

Total interest-earning assets	1,089,154	10,400	3.80%	756,915	7,195	3.77%

Non-interest-earning assets	109,827			49,056

Total assets	$1,198,981			$805,971

Interest-Bearing Liabilities:
Interest bearing transaction accounts	$92,324	45	0.19%	$55,092	37	0.27%
Money market and savings deposits	334,186	338	0.40%	221,189	193	0.35%
Certificates of deposit	77,943	83	0.42%	54,387	52	0.38%

Total interest bearing deposits	504,453	466	0.37%	330,668	282	0.34%

Subordinated debentures	6,080	136	8.90%	—	—	—%
Securities sold under agreements to repurchase	25,151	24	0.38%	31,197	30	0.38%

Total borrowings	31,231	160	2.04%	31,197	30	0.38%

Total interest bearing liabilities	235,684	626	0.46%	361,865	312	0.34%

Non-interest bearing demand deposits	504,315			362,447

Total funding sources	1,039,999			724,312

Non-interest-bearing liabilities	9,602			1,838
Shareholders’ equity	149,380			79,821

Total liabilities and shareholders’ equity	$1,198,981			$805,971

Excess of interest-earning assets over funding sources	$49,155			$32,603
Net interest income		$9,774			$6,883
Net interest rate spread (3)			3.34%			3.43%
Net interest margin (4)			3.57%			3.61%

(1)	Average balances of loans are calculated net of deferred loan fees, but would include non-accrual loans which have a zero yield. The Company had $10.4 million of non-accrual loans as of September 30, 2012 and $5.4 million of non-accrual loans as of September 30, 2011. Amortization of net deferred loan fees less loan costs and the amortization of the fair value adjustments related to the loans acquired thru acquisition are included in total net interest income as of September 30, 2012 and 2011 of $1.1 million and $329,000, respectively. $801,000 of the 2012 amortization is attributable to the loans acquired through acquisition.
(2)	Average balances of investment securities are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(3)	Net interest rate spread represents the yield earned on average total interest-earning assets less the rate paid on average total interest-bearing liabilities.
(4)	Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(5)	Annualized

Net Changes in Average Balances, Composition, Yields and Rates

Three Months Ended September 30, 2012 and 2011

The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Three Months Ended September 30,
	2012			2011			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Loans	$680,545	62.5%	5.59%	$445,653	58.9%	5.58%	$234,892	3.6%	0.01%
Deposits in other financial institutions	290,594	26.7%	0.28%	195,199	25.8%	0.34%	95,395	0.9%	(0.06)%
Investment Securities	118,015	10.8%	2.10%	116,063	15.3%	2.60%	1,952	(4.5)%	(0.50)%

Total interest-earning assets	$1,089,154	100.0%	3.80%	$756,915	100.0%	3.77%	$332,239		0.03%

Interest-Bearing Liabilities:
Non-interest bearing demand deposits	$504,315	48.5%		$362,447	50.0%		$141,868	(1.5)%
Interest bearing transaction accounts	92,324	8.9%	0.19%	55,092	7.6%	0.27%	37,232	1.3%	(0.08)%
Money market and savings deposits	334,186	32.1%	0.40%	221,189	30.5%	0.35%	112,997	1.6%	0.05%
Certificates of deposit	77,943	7.5%	0.42%	54,387	7.6%	0.38%	23,556	(0.1)%	0.04%

Total deposits	1,008,768	97.0%	0.18%	693,115	95.7%	0.16%	315,653	1.3%	0.02%

Subordinated debentures	6,080	0.6%	8.90%	—	—%	—%	6,080	0.6%	8.90%
Securities sold under agreements to repurchase	25,151	2.4%	0.38%	31,197	4.3%	0.38%	(6,046)	(1.9)%	—%

Total Borrowings	31,231	3.0%	2.04%	31,197	4.3%	0.38%	34	(1.3)%	1.66%

Total funding sources	$1,039,999	100.0%	0.24%	$724,312	100.0%	0.17%	$315,687		0.07%

Volume and Rate Variance Analysis of Net Interest Income

Three Months Ended September 30, 2012 and 2011

The following table presents the dollar amount of changes in interest income and interest expense due to changes in average balances of interest-earning assets and interest-bearing liabilities and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (i.e. changes in average balance multiplied by prior period rate) and (ii) changes in rate (i.e. changes in rate multiplied by prior period average balance). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the absolute dollar amounts of the changes due to volume and rate (dollars in thousands):

	Three Months Ended September 30, 2012 vs. 2011
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income:
Loans	$3,287	$11	$3,298
Deposits in other financial institutions	73	(33)	40
Investment securities	16	(149)	(133)

Total interest income	3,376	(171)	3,205

Interest Expense:
Interest bearing transaction accounts	21	(13)	8
Money market and savings deposits	114	31	145
Certificates of deposit	25	6	31

Total deposits	160	24	184

Subordinated debentures	136	—	136
Securities sold under agreements to repurchase	(6)	—	(6)

Total Borrowings	130	—	130

Total interest expense	290	24	314

Net Interest Income	$3,086	$(195)	$2,891

Operations Performance Summary

Nine Months Ended September 30, 2012 and 2011

Net income from Company operations was $99,000 (or $0.01 per common share on a basic and diluted basis) for the nine months ended September 30, 2012, compared to net income of $1.2 million (or $0.18 per common share on a basic and diluted basis) for the corresponding period in 2011. This represents a $1.1 million or 91.5% decrease for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. A significant portion of the change in earnings between these two respective periods was the result of one-time merger transaction costs incurred by the Company. The following describes the changes in the major components of the Company’s net income for the nine months ended September 30, 2012 compared to the same period in 2011:

Net interest income increased by $3.6 million to $23.9 million, a 17.6% increase for the nine months ended September 30, 2012, compared to the same period in 2011, primarily due to the increase in interest income of $3.6 million partially offset by an increase of interest expense of $39,000. Interest income increased between the two periods primarily due to an increase in interest income on loans of $4.0 million and an increase of $108,000 from interest earned on deposits in other financial institutions. These increases were partially offset by a decrease of $484,000 in interest income on investment securities. Interest expense increased by $39,000 between these periods primarily as a result of acquisition of subordinated debentures from the PC Bancorp acquisition which added $136,000 of interest expense to the period. This was partially offset by a decrease in interest expense on deposits of $87,000.

The increase in interest income of $3.6 million to $25.0 million for the nine months ending September 30, 2012, compared to the same period of 2011 is primarily the result of an increase in average interest earning assets by $172.7 million or 23.5% to $907.1 million for the first nine months of 2012 compared to the same period in 2011. This was partially offset by a decrease in the overall yields on interest-earning assets of 21 basis points to 3.69%. Average interest earnings assets increased in all categories of the Company’s balance sheet. The increase in average interest earning assets increased interest income by $4.5 million for the nine months of 2012 compared to 2011. $4.4 million of this interest income increase is attributable to higher average loan balances, $170,000 is attributable to higher average deposits in other financial institutions and $5,000 is attributable to higher average investment security balances. The reduced overall yield on total interest-earning assets between 2012 and 2011 resulted in a decline of interest income of $916,000.

Loan interest income for the nine months ending September 30, 2012, increased by $4.0 million, or 21.5%, to $22.6 million compared to the same period in 2011. This increase was attributable to both organic loan growth as well as the loans acquired as part of the PC Bancorp acquisition. The Company acquired $ 278.0 million of loan balances on July 31, 2012 as part of the acquisition. The increase in average loans balances added $4.4 million to loan interest income as average loan balances increased by $102.5 million, or 23.6% between the two periods. For the nine months ended September 30, 2011, the Company’s average loan portfolio was $434.7 million, and for the nine months ended September 30, 2012 the average loan portfolio had grown to $537.2 million. The yield on the loan portfolio decreased slightly from 5.73% from the first nine months of 2011 to 5.62 % in the comparable period in 2012. This 11 basis point decrease in the overall yield resulted in a decline in interest income on loans by 365,000. During the first nine months of 2012, loan interest income was benefitted from the recording of a $451,000 discount earned as a result of the early payoff of two COSB loans. The Company’s loan yield for the nine months ending September 30, 2012 would have been lower had it not been for these transactions. The Company’s loan interest income for the nine month period ended September 30, 2012 also benefited from the amortization of fair value loan adjustments related to the PC Bancorp loans of $513,000. Loan interest income was negatively impacted by two months of payment differentials in the amount of $277,000 from the interest rate swap contracts acquired as part of the PC Bancorp acquisition.

Interest income on investment securities declined by $484,000 to $1.8 million, a 20.9% decrease for the nine months ended September 30, 2012 compared to the same period in 2011. The overall decline in investment securities income was attributable to a significant decline in the overall yields between the two periods partially offset by a slight increase in the average balances. A decrease of $489,000 in investment securities income was attributable to a decrease of 0.59% in the overall yield. An increase of $5,000 in investment securities income was attributable to an increase of $408,000 in average balances between 2011 and 2012. The decline in the overall yield between the first nine months of 2012 compared to the same period in 2011, resulting in the current yield of 2.21%, was the result of the loss of higher yielding securities due to the following three factors: selling several higher yielding mortgage backed securities during 2011, the runoff of principal balances on the higher yielding mortgage backed securities portfolio due to the increase in prepayments and the early redemption “calls” of a portion of the Company’s higher yielding U.S. sponsored agency callable securities by the issuing agencies. The reinvestments of funds in new securities between these periods were at substantially lower rates than the yield on securities that were running off during and between these periods. During the third and fourth quarters of 2011 the Company reinvested a portion of its securities runoff into lower variable rate SBA securities. While these securities initially earn a lower yield, they protect the Company in a rising interest rate environment. In addition, the Company reinvested a portion of its funds into shorter maturity U.S. Agency and U.S. Sponsored Agency securities that also earn a lower yield compared to the Company’s existing securities portfolio. Also impacting the investment securities was the acquisition of $44.4 million of investment securities on July 31, 2012 from the PC Bancorp acquisition. The overall yield of the PC Bancorp securities was approximately 1.78% at July 31, 2012 which placed additional downward pressure on the Company’s overall yields during the period. $17.3 million of the securities acquired from the PC Bancorp acquisition were subsequently sold in the 3rd quarter of 2012 with no gain or loss recorded.

Interest income on deposits in other financial institutions increased by $108,000 or 22.2% to $594,000 for the nine months ended September 30, 2012 compared to the same period in 2011. The increase in interest income was primarily attributable to the increase of $69.8 million or 36.8% in the average outstanding balances from the nine months of 2011 to 2012 which increased income by $170,000. This was partially offset by a decline in the yield on these investments of 4 basis points to 0.30% between the two comparable periods of 2011 to 2012. The decline in the yield resulted in a reduction of interest income of $62,000. The average balance during the nine month period of 2012 was $259.4 million compared to $189.6 million in 2011. The overall yield declined from 0.34% for the nine months of 2011 to 0.30% in 2012. The increase in the average balances maintained in these short term investments was the result of the significant increase in the Company’s deposit liabilities over these respective periods. Due to the very low rate of interest paid on longer term investments securities, and in preparation for the merger with PC Bancorp, the Company elected to maintain higher levels of liquidity during the nine month period ending September 30, 2012 compared to the same period in 2011. In addition, the acquisition of $46.4 million on July 31, 2012 from the PC Bancorp acquisition accounted for a portion of the increase in the average balances.

Interest expense on interest bearing deposit accounts decreased by $87,000, or 8.9% to $895,000 for the nine months ending September 30, 2012 compared to the same period of 2011. The reduction in interest expense on deposits was attributable to the decline in the rate paid on deposits. The overall rate decline, from 0.38% for the nine month period ending September 30, 2011 to 0.31% for the same period of 2012, a reduction of 7 basis points, resulted in a decline of interest expense of $176,000. Partially offsetting this decrease was an increase in the average interest bearing deposit balances between these periods. Total average interest bearing deposits increased by $38.3 million to $388.4 million between these nine month periods. This resulted in an increase in interest expense of $89,000. Average interest bearing transaction accounts increased by $21.8 million or 37.9%, average money market deposit accounts increased by $18.2 million or 7.9%, while average certificates of deposit decreased by $1.7 million or 2.8%. The Company’s has continued to de-emphasize higher rate paying certificates of deposit and retirement accounts. The Company acquired $61.2 million in higher paying certificates of deposits from the PC Bancorp acquisition on July 31, 2012. The Company expects that a portion of these deposits will runoff at their next re-pricing date, as the Company lowers the current interest rate paid on these deposits. The growth in the Company’s non-interest bearing deposits is the result of targeting both new and existing business customers by the Company’s relationship managers.

Interest expense on other borrowings increased by $126,000 to a total of $206,000 for the nine months ending September 30, 2012 compared to the same period of 2011. The primary increase is attributable to the acquisition of subordinated debentures related to the PC Bancorp acquisition. The increase in interest expense associated with the subordinates was $136,000 which was partially offset by a decline in the interest expense on repos and FHLB borrowings of $10,000.

The provision for loan losses increased by $240,000, to a total of $901,000 for the nine months ending September 30, 2012 compared to the same period of 2011. The nine month provision of $901,000 was to provide an increase in the allowance for loan loss as a result of the organic growth in the Company’s loan portfolio during the nine month period ending September 30, 2012, and after consideration of asset quality and net loan charge-offs. A portion of the current period’s provision was to rebuild the allowance for net charge offs recorded during the nine month period ending September 30, 2012. The Company recorded total charge offs of $686,000, and recoveries of $96,000, for net charge offs of $590,000 for the nine months ending September 30, 2012. The Company has an allowance for loan loss for those loans that are accounted for at historical cost (this excludes loans that were accounted for at fair value from the PC Bancorp and California Oaks State Bank mergers) of approximately 1.61% of the outstanding loan balance. A substantial amount the growth in the loan portfolio was recorded and accounted for at fair value and is excluded from the loan provision calculation unless there has been deterioration in the loan from the date of acquisition. Total loans outstanding increased by approximately $305.3 million to $794.5 million at September 30, 2012 from $489.3 million at December 31, 2011. Organic loan growth during the nine months ended September 30, 2012 was $49.9 million.

Non-interest income increased by $697,000, to $2.6 million for the nine months ended September 30, 2012 as compared to the same period of 2011. This increase was the result of an increase of $334,000 in deposit account service charges resulting from growth in the number and balances of the Company’s deposit accounts, an increase of $538,000 in other non-interest income largely resulting from non-recurring loan-related fees, reduced other-than-temporary impairment losses associated with the Company’s private issue CMO securities, net of $44,000 offset by a decline in gain on sale of securities, net of $213,000. Also included in other non-interest income was $252,000 in non-recurring derivative gains resulting from favorable moves in interest rates during the two months in which interest rate loan swaps inherited from the merger with PCB were transitioning to hedge accounting on the Company’s balance sheet. The Company sold 29 investment securities with a fair value of $17.3 million that it had acquired from the PC Bancorp acquisition, but recorded no gain or loss from the fair value basis of the securities during the third quarter of 2012. During the nine months ended September 30, 2012 the Company did not sell any investment securities except for those securities acquired from the PC Bancorp acquisition. Deposit account service charge income increased as a result of the growth in the number and amount of the Company’s deposit account balances between these respective periods. The decline in the impairment losses associated with the Company’s private issue CMO securities between the 2012 and 2011 periods reflects what the Company believes is a stabilization of the losses associated with these securities in 2012.

Non-interest expense increased by $5.6 million or 28.7%, to $25.0 million, during the nine months ended September 30, 2012, compared to the same period of 2011. See the “Non-Interest Expense Table” following this section for a detail listing of current year expenses, their dollar change and percent change compared to the comparable period of last year. The increase between the nine months ending September 30, 2012 and 2011 is mainly associated with the PC Bancorp merger transaction costs as well as the additional costs of operating the PC Bancorp branches for the months of August and September of 2012. The following are the changes to the non-interest expense by category: salaries and employee benefits increased by $2.0 million or 19%, to $12.6 million, occupancy cost increased by $191,000 or 8.2% to $2.5 million, data processing cost increased by $494,000 or 57.0%, to $1.4 million, legal and professional costs increased by $148,000 or 20.4% to $875,000, merger related expenses increased by $2.6 million and was $2.8 million for the entire year, OREO valuation write-downs and expenses increased by $122,000 or 61.6% to $320,000, office service expense increased by $116,000 or 16.1% to $836,000 and other operating expense increased by $304,000 or 14.6% to $2.4 million. These increases were slightly offset by a decline in stock based compensation expense of $358,000 or 32.1% to $758,000, and FDIC deposit assessment of $86,000 or 14.0% to $530,000. The Company’s salaries and employee benefit cost increase of $2.0 million is the result of increases due to both annual salary awards to Company employees and an increase in the number of full time employees from 111 as of September 30, 2011 to 167 as of September 30, 2012. The Company’s employee headcount increased by 11 during this period excluding employees acquired in the PC Bancorp merger. The number of employees initially acquired from the PC Bancorp merger on July 31, 2012 was 54, but reduced to 45 by September 30, 2012 a reduction of 9 employees. The Company recorded slightly lower bonus and incentive compensation in the first nine months of 2012 of $1.0 million compared to the same period in 2011of $1.2 million, a reduction of $227,000 for 2012. Employee benefits costs increased by $398,000 to $2.0 million in 2012. Part of the higher employee benefit costs was the added cost of employees from the PC Bancorp acquisition. The increase associated with occupancy was the cost associated with the cost of the two offices from the PC Bancorp merger. The primary increase in data processing expense is due to the significant increase in the number of customers that the Company is servicing with the cost associated with maintaining a larger number of accounts, the purchase and licensing of additional software to enhance the Company’s primary software platform and the incremental cost associated with the acquisition of PC Bancorp. The Company also implemented a new “Core” IT system at the end of 2011 which has resulted in some additional data processing expense in 2012 compared to 2011. Legal and professional costs increased as a result of legal fees associated with the establishment of CU Bancorp. The merger related expenses reflected in the first nine months of 2012 of $2.9 million related to the transaction cost of the PC Bancorp acquisition. These onetime costs of the merger transaction consist of the following: investment banking fees of $778,000, legal, accounting and other of $672,000, data processing merger conversion costs of $447,000 and change in control payments of $958,000. Most of the 2012 legal, accounting and other fees are related to the cost of: drafting the merger agreement, preparation of the Form S-4 registration statement and obtaining shareholder approval. The merger costs reflected in 2011 are related to the Company’s merger with COSB. OREO valuation write-downs and expenses increased during the first nine months of 2012 compared to 2011 as a result of the Company recording a $232,000 valuation write-down on its one OREO property in the first quarter of 2012. The 2011 OREO expense included delinquent property taxes in addition to current year property tax, while 2012 included only current year property taxes. The increase in office services expense and other operating expenses reflects the cost of maintaining a larger customer base and the growth of our customer base between the periods of 2012 compared to 2011. The decrease in stock compensation expense between 2012 and 2011 was the result of the Company not issuing restricted stock until the third quarter of 2012 compared to issuing restricted stock in the first quarter of 2011. In addition, the number of shares of remaining unvested restricted stock declined during 2012 compared to 2011, resulting in additional declines in stock compensation expense. The decrease in the FDIC assessment between these periods was the result of the change in the FDIC insurance assessment calculation between these periods.

Income tax expense for the nine months ended September 30, 2012 was $499,000 which represents an effective tax rate of approximately 83.4%, compared to $966,000 or an effective tax rate of approximately 45.4% for the same period in 2011. The Company’s statutory tax rate is approximately 42.0%. The effective tax rate for the nine months ending September 30, 2012 was significantly higher than the statutory rate due to significant merger costs and certain other non-merger costs, such as non-deductable business entertainment expense and membership dues. The higher effective rate for the nine months of 2011 was slightly impacted by the same nondeductible business entertainment expense and membership dues during that period. For the nine months ended 2012 the most significant non-tax deductable costs included merger legal and accounting costs of $310,000, a portion of merger investment banking fees of $233,000 and other merger costs of $211,000.

Average Balances, Interest Income and Expense, Yields and Rates

Nine months ended September 30, 2012 and 2011

The following table presents the Company’s average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yield/rate for the periods presented. All average balances are daily average balances (dollars in thousands).

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (5)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (5)
Interest-Earning Assets:
Loans (1)	$537,195	22,618	5.62%	$434,737	$18,617	5.73%
Deposits in other financial institutions	259,393	594	0.30%	189,608	486	0.34%
Investment Securities (2)	110,474	1,827	2.21%	110,066	2,311	2.80%

Total interest-earning assets	907,062	25,039	3.69%	734,411	21,414	3.90%

Non-interest-earning assets	66,532			47,568

Total assets	$973,594			$781,979

Interest-Bearing Liabilities:
Interest bearing transaction accounts	$79,437	$123	0.21%	$57,619	$119	0.28%
Money market and savings deposits	250,001	605	0.32%	231,794	659	0.38%
Certificates of deposit	58,986	167	0.38%	60,687	204	0.45%

Total interest bearing deposits	388,424	895	0.31%	350,100	982	0.38%
Federal Home Loan Bank borrowings	—	—	—%	256	5	2.61%
Subordinated debentures	2,033	136	8.94%	—	—	—%
Securities sold under agreements to repurchase	26,091	70	0.36%	26,268	75	0.38%

Total borrowings	28,124	206	0.98%	26,524	80	0.40%

Total interest bearing liabilities	416,548	1,101	0.35%	376,624	1,062	0.38%

Non-interest bearing demand deposits	448,040			328,057

Total funding sources	864,588			704,681

Non-interest-bearing liabilities	4,535			1,968
Shareholders’ equity	104,471			75,330

Total liabilities and shareholders’ equity	$973,594			$781,979

Excess of interest-earning assets over funding sources	$42,474			$29,730
Net interest income		$23,938			$20,352
Net interest rate spread (3)			3.34%			3.52%
Net interest margin (4)			3.53%			3.71%

(1)	Average balances of loans are calculated net of deferred loan fees, but would include non-accrual loans which have a zero yield. The Company had $10.4 million of non-accrual loans as of September 30, 2012 and $5.4 of non-accrual loans as of September 30, 2011. Amortization of net deferred loan fees less loan costs and the amortization of the fair value adjustments related to loans acquired through acquisition are included in total net interest income as of September 30, 2012 and 2011 of $2.2 million and $1.3 million, respectively. $1.6 million of the 2012 amortization is attributable to the loans acquired through acquisition.
(2)	Average balances of investment securities are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(3)	Net interest rate spread represents the yield earned on average total interest-earning assets less the rate paid on average total interest-bearing liabilities.
(4)	Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(5)	Annualized

Net Changes in Average Balances, Composition, Yields and Rates

Nine months ended September 30, 2012 and 2011

The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Nine Months Ended September 30,
	2012			2011			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Loans	$537,195	59.2%	5.62%	$434,737	59.2%	5.73%	$102,458	—%	(0.11)%
Deposits in other financial institutions	259,393	28.6%	0.30%	189,608	25.8%	0.34%	69,785	2.8%	(0.04)%
Investment Securities	110,474	12.2%	2.21%	110,066	15.0%	2.80%	408	(2.8)%	(0.59)%

Total interest-earning assets	$907,062	100%	3.69%	$734,411	100.0%	3.90%	$172,651		(0.21)%

Interest-Bearing Liabilities:
Non-interest bearing demand deposits	$448,040	51.8%		$328,057	46.6%		$119,983	5.2%
Interest bearing transaction accounts	79,437	9.2%	0.21%	57,619	8.2%	0.28%	21,818	1.0%	(0.07)%
Money market and savings deposits	250,001	28.9%	0.32%	231,794	32.9%	0.38%	18,207	(4.0)%	(0.06)%
Certificates of deposit	58,986	6.8%	0.38%	60,687	8.5%	0.45%	(1,701)	(1.7)%	(0.07)%

Total deposits	836,464	96.7%	0.14%	678,157	96.2%	0.19%	158,307	0.5%	(0.05)%

Federal Home Loan Bank borrowings	—	—%	—%	256	0.1%	2.61%	(256)	(0.1)%	(2.61)%
Subordinated debentures	2,033	0.2%	8.94%	—	—	—	2,033	0.2%	8.94%
Securities sold under agreements to repurchase	26,091	3.1%	0.36%	26,268	3.7%	0.38%	(177)	(0.6)%	(0.02)%

Total Borrowings	28,124	3.3%	0.98%	26,524	3.8%	0.40%	1,600	(0.5)%	0.58%

Total funding sources	$864,588	100%	0.17%	$704,681	100.0%	0.20%	$159,907		(0.03)%

Volume and Rate Variance Analysis of Net Interest Income

Nine Months Ended September 30, 2012 and 2011

The following table presents the dollar amount of changes in interest income and interest expense due to changes in average balances of interest-earning assets and interest-bearing liabilities and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (i.e. changes in average balance multiplied by prior period rate) and (ii) changes in rate (i.e. changes in rate multiplied by prior period average balance). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the absolute dollar amounts of the changes due to volume and rate (dollars in thousands):

	Nine Months Ended September 30, 2012 vs. 2011
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income:
Loans	$4,366	$(365)	$4,001
Deposits in other financial institutions	170	(62)	108
Investment securities	5	(489)	(484)

Total interest income	4,541	(916)	3,625

Interest Expense:
Interest bearing transaction accounts	39	(35)	4
Money market and savings deposits	56	(110)	(54)
Certificates of deposit	(6)	(31)	(37)

Total deposits	89	(176)	(87)

Federal Home Loan Bank borrowings	(5)	—	(5)
Subordinated debentures	136	—	136
Securities sold under agreements to repurchase	(1)	(4)	(5)

Total Borrowings	130	(4)	126

Total interest expense	219	(180)	39

Net Interest Income	$4,322	$(736)	$3,586

Non-interest Expense

The following table sets forth certain information with respect to the Company’s non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	$	%	2012	2011	$	%
Salaries and employee benefits	$5,479	$3,578	$1,901	53.1%	$12,556	$10,548	$2,008	19.0%
Stock based compensation expense	272	356	(84)	(23.6)%	758	1,116	(358)	(32.1)%
Occupancy	974	784	190	24.2%	2,525	2,334	191	8.2%
Data processing	489	280	209	74.6%	1,361	867	494	57.0%
Legal and professional	490	289	201	69.6%	875	727	148	20.4%
FDIC deposit assessment	232	165	67	40.6%	530	616	(86)	(14.0)%
Merger related expenses	2,517	8	2,509	31,362.5%	2,855	222	2,633	1,186.0%
OREO valuation write-downs and expenses	22	55	(33)	(60.0)%	320	198	122	61.6%
Office services expense	361	242	119	49.2%	836	720	116	16.1%
Other operating expenses	987	716	271	37.8%	2,382	2,078	304	14.6%

Total Non-Interest Expense	$11,823	$6,473	$5,350	82.7%	$24,998	$19,426	$5,572	28.7%

Non-interest expense for the three months ended September 30, 2012 increased by $5.4 million to $11.8 million compared to the same period in 2011. This was primarily due to decreases of $1.9 million in salaries and employee benefits, $190,000 in occupancy, $209,000 in data processing, $201,000 in legal and professional, $67,000 in FDIC deposit assessment, $2.5 million in merger related expenses, and $119,000 in office services expense and $271,000 in other operating expenses. These increases were partially offset by decreases of $84,000 in stock based compensation expense and $33,000 in OREO valuation write-downs and expenses. For a more detailed discussion of these fluctuations see the Operations Performance Summary - Three Months Ended September 30, 2012 and 2011.

Non-interest expense for the nine months ended September 30, 2012 increased by $5.6 million to $25.0 million compared to the same period in 2011. This was primarily due to increases of $2.0 million in salaries and employee benefits, $191,000 in occupancy, $494,000 in data processing, $148,000 in legal and professional, $2.6 million in merger related expenses, $122,000 in OREO valuation write-downs and expenses, $116,000 in office services expenses and $304,000 in other operating expenses. These increases were partially offset by decreases of $358,000 in stock based compensation expense and $86,000 in FDIC deposit assessment. For a more detailed discussion of these fluctuations see the Operations Performance Summary - Nine Months Ended September 30, 2012 and 2011.

FINANCIAL CONDITION

Balance Sheet Analysis

The following table presents balance sheets as of the dates indicated and the dollar and percentage changes between the periods (dollars in thousands):

	September 30,	December 31,	Increase (Decrease)
	2012	2011	$	%
Assets
Cash and cash equivalents	$264,892	$134,230	$130,662	97.3%
Certificates of deposit in financial institutions	25,343	35,144	(9,801)	(27.9)%
Investment securities available-for-sale, at fair value	120,628	114,091	6,537	5.7%
Loans:
Loans	794,512	489,260	305,252	62.4%
Allowance for loan loss	(7,806)	(7,495)	(311)	4.1%

Net loans	786,706	481,765	304,941	63.3%

Goodwill	12,292	6,155	6,137	99.7%
Bank owned life insurance	14,414	2,650	11,764	443.9%
Other assets	43,546	26,169	17,377	66.4%

Total assets	$1,267,821	$800,204	$467,617	58.4%

Liabilities
Deposits:
Non-interest bearing demand deposits	$525,879	$381,492	$144,387	37.8%
Interest bearing transaction accounts	105,585	64,057	41,528	64.8%
Money market and savings deposits	379,364	194,369	184,995	95.2%
Certificates of deposit	85,988	50,838	35,150	69.1%

Total deposits	1,096,816	690,756	406,060	58.8%
Securities sold under agreements to repurchase	23,578	26,187	(2,609)	(10.0)%
Subordinated debentures	9,113	—	9,113
Other liabilities	14,763	2,417	12,346	510.8%

Total liabilities	1,144,270	719,360	424,910	59.1%

Shareholders’ Equity
Common stock	118,852	77,225	41,627	53.9%
Additional paid-in capital	6,694	6,164	530	8.6%
Accumulated deficit	(3,336)	(3,435)	99	(2.9)%
Accumulated other comprehensive income	1,341	890	451	50.7%

Total shareholders’ equity	123,551	80,844	42,707	52.8%

Total liabilities and shareholders’ equity	$1,267,821	$800,204	$467,617	58.4%

Total assets increased by $467.6 million or 58.4%, to $1,267.8 million, during the nine month period ended September 30, 2012. The primary reason for the increase is due to the acquisition of PC Bancorp which added $396.6 million in total assets at the close of business on July 31, 2012. See Note 2 in the accompanying consolidated financial statements for a discussion of the PC Bancorp acquisition.

Funding sources for this asset growth came primarily through the issuance of common stock to acquire PC Bancorp, as well as growth in the Company’s organic deposit base. Included in other assets is other real estate owned consisting of one commercially zoned vacant lot located in Los Angeles County which is being carried on the books at $3.1 million, the estimated fair value less costs of disposition. The Company has entered into a long-term escrow for the sale of this property, which is expected to generate net sale proceeds that approximate the net carrying value of the property. The escrow period is expected to be approximately one year. The buyer of the property is a seasoned and experienced developer and investor that has been successful in the development of similar types of properties throughout Southern California. See the Statements of Cash Flows for a more detailed analysis of the uses and sources of cash and cash equivalents.

Total liabilities increased by $424.9 million, to $1,144.3 million, during the nine months ended September 30, 2012, due primarily to the acquisition of PC Bancorp which added $278.3 million in deposits and $9.1 million in subordinated debentures as of September 31, 2012. This was supplemented by organic deposit growth of $127.8 million. All deposit account categories grew for the nine months ending September 30, 2012.

Total deposit growth for the nine months ending June 30, 2012 was $406.1 million, or 58.8%, resulting in a deposit base of $1,096.8 million. This growth was composed of $278.3 million in deposits acquired through the PC Bancorp acquisition and $127.8 million in organic growth. The growth in non-interest bearing deposits was $144.4 million ($76.9 million through acquisition and $67.5 million organic) or 37.8% of total deposit growth for the first nine months of 2012. The growth in organic deposits reflects the inflow of deposits from existing as well as new commercial customers. The growth in organic non- interest bearing and relationship interest bearing deposits for the first nine months of 2012 was consistent with the Company’s overall deposit liability strategy of building the Company’s lower cost core deposit base. The Company’s interest bearing transaction accounts increased by $41.5 million ($14.8 million through acquisition and $26.7 million organic) or 64.8%, to $105.6 million at September 30, 2012. In addition, the Company grew its money market and savings deposits for the first nine months of 2012 by $185.0 million ($150.3 million through acquisition and $34.7 million organic), or 95.2% to $379.4 million. The deposit mix remained relatively stable during the third quarter and nine months ending September 30, 2012. With the acquisition of PC Bancorp, the deposit mix shifted slightly with an increase in money market and savings deposits as a percentage of the Company’s total deposit portfolio increasing from 28.1% of total deposits at December 31, 2011 to 34.6% at September 30, 2012 a shift of 6.4%. The other large shift in the composition of the Company’s total deposits was a decrease in non-interest bearing demand deposits from 55.2% of total deposits at December 31, 2011 to 47.9% at September 30, 2012 a shift of 7.3%. PC Bancorp’s total noninterest bearing deposits at July 31, 2012 of $79.9 million represented 23.9% of PC Bancorp’s total deposits of $334.1 million. From the date of acquisition on July 31, 2012, the runoff in PC Bancorp deposits over the two months of August and September 2012 has been approximately $55.8 million with runoff in money market deposits of $34.4 million and runoff in certificates of deposits of $25.4 million. The Company expected a runoff of the higher paying deposits of PC Bancorp, as the Company lowered the rate paid on these deposits during the August and September 2012 period. The Company continues to expect to see a number of PC Bancorp deposit customer’s move their balances in search of higher paying rates on their funds. The Company is monitoring the deposit runoff on these customers closely, and had increased its cash and cash equivalents during the nine months ending September 30, 2012 in anticipation of deposit runoff in the PC Bancorp deposit portfolio.

The Company experienced growth in all deposit categories during the nine months of 2012, except for certificates of deposit, which the Company has been de-emphasizing. The Company, as part of its overall business plan has been focused on attracting lower cost deposits. Elements of the Company’s strategy include the following:

•

The Company’s focus has been to attract commercial business that will maintain a combination of both non-interest bearing and interest bearing balances with the Company. The Company has been successful in attracting business customers that want a local community Company that will provide a high level of service.

•

The Company, in attracting customers from the larger commercial banks, has had to invest in systems and products that the larger banks are currently offering, so as to be able to offer the same or better products, while providing a higher level of service.

Shareholders’ equity increased by a net $42.7 million to $123.6 million, during the nine months ended September 30, 2012, due to the following factors:

•	Common stock increased $41.6 million due to the issuance of 3.7 million shares of stock less stock issuance costs of $239,000 in connection with the PC Bancorp acquisition.

•	Stock Based Compensation Expense, that is recorded as an addition to Additional Paid in Capital, was $758,000.

•	Restricted stock repurchases/dividends, which are recorded as a reduction to Additional Paid in Capital, were $228,000.

•	Nine months of earnings increased shareholders equity by $99,000.

•	Accumulated other comprehensive income increased by $451,000 during the nine month period of 2012, due to a net increase in unrealized gains on the Company’s available-for-sale securities portfolio.

Lending

The Company’s lending continues to be originated primarily through direct contact with borrowers through the Company’s relationship managers and/or executive officers of the Company. The Company’s net loans increased for the nine months ended September 30, 2012 by $305.3 million. This increase was composed of $255.3 million in loans acquired through the PC Bancorp acquisition and $49.9 million in organic growth. During the first nine months of 2012, several large commercial customers reduced and then increased their outstanding loan balances on their revolving credit lines. The Company’s loan balances on their revolving credit lines can be expected to fluctuate during the normal course of business in future periods. The Company’s credit quality remains strong. The Company’s credit approval process includes an examination of the collateral, cash flow, and debt service coverage of the loan, as well as the financial condition and credit references of the borrower. The Company’s senior management is actively involved in its lending activities and collateral valuation and review process and the Company obtains independent third party appraisals of real property securing commercial real estate loans, as required by applicable federal laws and regulations. There is also a loan committee comprised of senior management and outside directors that review problem loans. The Company’s commercial and industrial line of credit utilization was 43.2% as of September 30, 2012 and 51.1% as of June 30, 2012.

The Company believes that it manages credit risk closely in its loan portfolio and uses a variety of policy guidelines and analytical tools to achieve its asset quality objectives.

Allowance for Loan Loss

The allowance for loan loss increased by $311,000, to $7.8 million during the nine months ended September 30, 2012, due to a provision for loan losses of $901,000 offset by $590,000 of net loan charge-offs during the period. The Company recorded loan charge-offs of $686,000 and loan recoveries of $96,000 during the nine months ended September 30, 2012. The Company recorded loan charge-offs of $97,000 and loan recoveries of $53,000 during the third quarter of 2012. Approximately $443,000 of the loan charge-offs in the nine months ended September 30, 2012 were related to one acquired loan from the COSB acquisition portfolio. The allowance for loan loss as a percentage of total loans was 0.98% at September 30, 2012 and 1.53% at December 31, 2011. The allowance for loan loss as a percentage of loans (excluding loan balances and the related allowance for loan loss on loans acquired through acquisition) was 1.61% and 1.75%, respectively, at September 30, 2012 and December 31, 2011.

The Company’s management considered the following factors in evaluating the allowance for loan loss at September 30, 2012:

•	General economic and business conditions affecting the key lending areas of the Company

•	Economic and business conditions of areas outside the lending areas, if any

•	Credit quality trends (including trends in non-performing loans expected to result from existing conditions)

•	Collateral values

•	Loan volumes and concentrations

•	Seasoning of the loan portfolio

•	Specific industry conditions within portfolio segments

•	Recent loss experience in particular segments of the portfolio (number and dollar amount of loan charge offs during the quarter)

•	Duration of the current business cycle

•	Company regulatory examination results and findings of the Company’s external credit review examiners

•	During the nine months ended September 30, 2012, the number of loans being upgraded and or downgraded

•	The amount and status of the non-accrual loans at September 30, 2012

•	The dollar amount and number of charge-offs incurred in the first nine months of 2012

•	The overall growth and composition of the loans, including the current loan classifications

•	Changes to the overall economic conditions within the markets in which that Company makes loans

•	Concentrations within its loan portfolio, as well as risk conditions within its commercial and industrial loan portfolio

•	The remaining fair value adjustments on loans acquired from through acquisition with special attention to the fair value adjustments associated with the purchased credit impaired loans

Management has considered various material elements of potential risk within the loan portfolio, including classified credits, pools of loans with similar characteristics, economic factors, trends in the loan portfolio and modification and changes in the Company’s lending policies, procedures and underwriting criteria. In addition, management recognized the potential for unforeseen events to occur when evaluating the qualitative factors in all categories of its analysis.

The monitoring of the Company’s loan portfolio results in a continuous update to the loan grade each loan is assigned which reflects the relative level of risk in the transaction. Allocations of higher levels of risk have been assessed higher reserve requirements particularly for loans falling within the criticized and classified categories. The risk factors utilized by the Company have been established based on management’s years of historical experience at other lending institutions based on similar business lending models. The risk factors utilized by the Company are adjusted to reflect current circumstances.

The Company also allocates reserves in accordance with the requirements of ASC 310, Receivables and the evaluation of impaired loans.

The Company is utilizing migration analysis when reviewing the Company’s past loan loss history. The migration analysis is adjusted for both loan history, as well as current economic conditions, being experienced over the last 12 to 24 months. In addition to loan loss and credit experience for banks within the Company’s local market area, management considers the allowance of its peer group including their historical loan loss experience as well as changes within their loan portfolio in evaluating the adequacy of the allowance for loan loss for the Company. Management also takes into consideration the losses and charge-offs experienced during the current year. A great deal of focus has been given to the earnings and cash flows of the Company’s borrowers and their capacity to repay their contractual obligation. In considering all of the above factors, management believes that the allowance for loan loss as of September 30, 2012 is adequate.

Although the Company maintains its allowance for loan loss at a level which it considers adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

The following table is a summary of the activity for the allowance for loan loss for the periods indicated (Dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Allowance for loan loss at beginning of period	$7,329	$6,299	$7,495	$5,860
Provision for loan losses	521	—	901	661
Net (charge-offs) recoveries:
Charge-offs	(97)	(65)	(686)	(310)
Recoveries	53	750	96	773

Total net (charge-offs) recoveries	(44)	685	(590)	463

Allowance for loan loss at end of period	$7,806	$6,984	$7,806	$6,984

Net (charge-offs) recoveries to average loans	(0.01)%	0.61%	(0.11)%	0.14%
Allowance for loan loss to total loans	0.98%	1.50%	0.98%	1.50%
Allowance for loan loss to total loans accounted for at historical cost, excludes purchased loans acquired through acquisition	1.61%	1.77%	1.61%	1.77%
Allowance for loan loss to total non-accrual loans	75.1%	130.1%	75.1%	130.1%
Allowance for loan loss to non-accrual loans, excludes non-accrual purchased loans acquired through acquisition	243.8%	330.0%	243.8%	330.0%

The following is a summary of information pertaining to impaired loans, excluding purchased credit impaired loans, for the dates indicated (dollars in thousands):

	September 30, 2012	December 31, 2011
Impaired loans with a valuation allowance	$200	$200
Impaired loans without a valuation allowance	3,015	2,886

Total impaired loans (1)	$3,215	$3,086

Valuation allowance related to impaired loans	$24	$12

Loans on non-accrual status (2)	$10,396	$6,150

Troubled debt restructured loans	$3,476	$3,601

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Average recorded investment in impaired loans	$2,945	$1,969	$3,141	$3,856

Interest foregone on impaired loans	$73	$46	$233	$192

Cash collections applied to reduce principal balance	$21	$93	$64	$411

Interest income recognized on cash collections	$—	$—	$—	$—

(1)	This balance excludes purchased credit impaired loans, (loans acquired with deteriorated credit quality through acquisition), of $7.2 million and $3.1 million as of September 30, 2012 and December 31, 2011, respectively. Purchased loans acquired with deteriorated credit quality had evidence of deterioration in credit quality prior to acquisition. The fair value of purchased credit impaired loans as of the date of acquisition includes estimates of credit losses.
(2)	This balance includes purchased credit impaired loans, (loans acquired with deteriorated credit quality through acquisition), of $7.2 million and $3.1 million as of September 30, 2012 and December 31, 2011, respectively.

LIQUIDITY

The Company’s primary long term sources of funds from the liability side of the balance sheet have historically been growth in non-interest bearing and interest bearing deposits from its core customers. Additional sources of funds from the Company’s asset side of the balance sheet have included Federal Funds Sold, Interest-Earning Deposits with Other Financial Institutions, balances maintained with the Federal Reserve Bank, Short Term Certificates of Deposit in Other Financial Institutions and payments of principal and interest on loans and investment securities. While maturities and scheduled principal amortization on loans are a reasonably predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition.

As an additional source of liquidity, the Company maintains credit facilities, “Fed Funds Borrowing Lines,” of $46.5 million with its primary correspondent banks for the purchase of overnight Federal funds. The lines are subject to availability of funds and have restrictions as to the number of days and length used during a month. $5.0 million of these credit facilities require the pledging of investment security collateral.

The Company has established a secured credit facility with the FHLB of San Francisco which allows the Company to borrow up to 25% of its total assets, which equates to a credit line of approximately $227.0 million at September 30, 2012. The Company currently has no outstanding borrowings with the FHLB. As of September 30, 2012, the Company had $328.1 million of loan collateral pledged with the FHLB which provides $130.4 million in borrowing capacity. Any amount of borrowings in excess of the $130.4 million would require the Company to pledge additional collateral. The Company had no securities pledged with the FHLB at September 30, 2012.

The Company maintains a secured credit facility with the Federal Reserve Bank of San Francisco (“FRB”). At September 30, 2012, its available borrowing capacity was $17.7 million.

The Company maintains investments in short term certificates of deposit with other financial institutions, with an average remaining maturity of approximately 5.64 months, with various balances maturing monthly. The Company had balances of $25.3 million and $35.1 million at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012 $4.7 million of the Company’s certificates of deposit with other financial institutions were pledged as collateral as credit support for the interest rate swap contracts and is not available as a source of liquidity.

As of September 30, 2012, the Company’s primary overnight source of liquidity consisted of cash and cash equivalents of $264.9 million which compared to $134.2 million at December 31, 2011. The Company had cash deposits at the FRB of $219.1 million and $108.2 million, at September 30, 2012 and December 31, 2011, respectively. These amounts are included in cash and cash equivalents on the Company’s balance sheets. At September 30, 2012 approximately $2.5 million of balances maintained with one of the Company’s correspondent banks is being held (pledged) as collateral as credit support for the interest rate swap contracts and is not a source of liquidity.

The Company’s commitments to extend credit (off-balance sheet liquidity risk) are agreements to lend funds to customers as long as there are no violations as established in the loan agreement. Many of the commitments are expected to expire without being drawn upon, and as such, the total commitment amounts do not necessarily represent future cash requirements. Financial instruments with off-balance sheet risk for the Company include both undisbursed loan commitments, as well as undisbursed letters of credit. The Company’s exposure to extend credit was $307.7 million and $220.9 million at September 30, 2012 and December 31, 2011, respectively. Included in the aforementioned commitments were standby letters of credit outstanding of $21.4 million and $15.9 million at September 30, 2012 and December 31, 2011, respectively.

DIVIDENDS

The Company may by law pay dividends which do not exceed the lesser of: a) the retained earnings of the Bank; or b) the net income of the Bank for its last three fiscal years, less the amount of any distributions made by the Bank to the shareholders of the Bank during such period. Notwithstanding the prior limitation, the Bank may, with the prior approval of the Federal Reserve, pay a dividend which does not exceed the greater of: a) the retained earnings of the Company; b) the net income of the Company for its last fiscal year; or c) the net income of the Company for its current fiscal year.

As a California state chartered bank the Bank may by law pay dividends which do not exceed the lesser of: a) the retained earnings of the Bank; or b) the net income of the Bank for its last three fiscal years, less the amount of any distributions made by the Bank to the shareholder (CU Bancorp) of the Bank during such period. Notwithstanding the prior limitation, the Bank may, with the prior approval of the DFI, pay a dividend which does not exceed the greater of: a) the retained earnings of the Bank; b) the net income of the Bank for its last fiscal year; or c) the net income of the Bank for its current fiscal year.

However, if the DFI determines that paying a dividend would be unsafe or unsound, even if funds are legally available, the DFI can prohibit the Bank from paying a dividend. Additionally, the FDIC can also prohibit the Bank from paying a cash dividend if payment would constitute an unsafe or unsound banking practice.

As of September 30, 2012, Both CU Bancorp and the Bank did not have sufficient retained earnings or net income to pay a dividend. Both CU Bancorp and the Bank’s Board of Directors currently have no current plans to pay a cash dividend to either the Bank or to CU Bancorp’s shareholders at this time

In December of 2011, the Bank received approval, from the DFI to repurchase employee restricted stock upon the vesting of restricted stock, only in amounts necessary to cover employee tax withholding obligations from the period January 1, 2012 to December 31, 2012, at the option of the restricted stockholder. This program was designed to provide the Bank’s employees with the financial ability to cover their tax liability obligation associated with the vesting of their restricted stock. These transactions under the State of California Corporations Code are defined as dividends or distributions to shareholders. This program was to automatically terminate at December 31, 2012. No renewal of this program for 2013 has been requested. With the establishment of CU Bancorp and the corporate reorganization on July 31, 2012, this program was no longer available to the Company’s employees. For the seven months ended July 31, 2012, 22,000 shares of employee restricted stock had been repurchased, for a dollar value of $228,000. This program was terminated on July 31, 2012.

CAPITAL RESOURCES

The Company’s objective is to maintain a level of capital that will support sustained asset growth, provide for anticipated credit risks, and ensure that regulatory guidelines and industry standards are met. The Company and the Bank are subject to certain minimum capital adequacy and minimum well capitalized category guidelines adopted by the FDIC. These guidelines relate primarily to the Tier 1 leverage ratio, the Tier 1 risk-based capital ratio, and the Total risk-based capital ratio. The minimum well capitalized required ratios are 5.00% Tier 1 leverage, 6.00% Tier 1 risk-based capital and 10.00% total risk-based capital. The minimum capital adequacy required ratios are 4.00% Tier 1 leverage, 4.00% Tier 1 risk-based capital and 8.00% total risk-based capital. At September 30, 2012, the Company and the Bank exceeded the required ratios for minimum capital adequacy and classification as well capitalized.

The following table presents the regulatory capital ratios and data of the Company and the Bank as of the dates indicated (dollars in thousands):

CU Bancorp

September 30, 2012
Regulatory Capital Ratios:
Tier 1 leverage ratio	10.01%
Tier 1 risk-based capital ratio	11.43%
Total risk-based capital ratio	12.24%

Regulatory Capital Data:
Tier 1 capital	$113,668
Total risk-based capital	$121,732
Average total assets	$1,135,686
Risk-weighted assets	$994,702

California United Bank

	September 30, 2012	December 31, 2011
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.30%	8.97%
Tier 1 risk-based capital ratio	10.64%	11.87%
Total risk-based capital ratio	11.45%	13.12%

Regulatory Capital Data:
Tier 1 capital	$105,583	$72,132
Total risk-based capital	$113,647	$79,732
Average total assets	$1,135,686	$804,459
Risk-weighted assets	$992,659	$607,889

The increase in the Bank’s Tier 1 leverage ratio during the nine months ended September 30, 2012 was primarily due to an increase in the Tier 1 capital of the Bank as a result of the merger with PC Bancorp, partially offset by an increase in the Bank’s total average assets. Total Tier 1 capital increased by $33.5 million or 46.4% during the nine months ended September 30, 2012, while total average assets increased by $331.3 million, or 41.2%.

The decrease in the Bank’s Tier 1 risk-based and Total risk-based capital ratios during the nine months ended September 30, 2012 was primarily due to the increase in the risk-weighted assets of the Bank of $384.4 million or 63.3%. The increase in the Tier 1 capital of $33.5 million and Total risk-based capital of $33.9 million from December 31, 2011 was not enough to offset the increase in the risk-weighted assets, and as such, the Bank experienced a decline in these capital ratios.

The primary impact and change in the capital ratios of the Bank from December 31, 2011, and from June 30, 2012, was the impact of the PC Bancorp acquisition, both in terms of capital as well as assets.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is interest rate risk. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. To mitigate interest rate risk, the structure of the Company’s balance sheet is managed with the objective of correlating the movements of interest rates on loans and investments with those of deposits and borrowings.

The Company’s exposure to interest rate risk is reviewed by the Company’s Management Asset/Liability Committee formally on a quarterly basis and on an ongoing basis. The main tool used to monitor interest rate risk is a dynamic simulation model that quantifies the estimated exposure of net interest income to sustained interest rate changes. The simulation model estimates the impact of changing interest rates on the interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to Company policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 400 basis point upward and 200 basis point downward shift in interest rates.

An additional tool used by management to monitor interest rate risk includes the standard GAP report, which measures the estimated difference between the amount of interest-sensitive assets and interest-sensitive liabilities anticipated to mature or reprice during future periods, based on certain assumptions. In general, the GAP report presents the carrying amounts of these assets and liabilities in a particular period based on either the date that they first reprice, for variable rate products, or the maturity date, for fixed rate products.

The Company acquired interest rate swap contracts as part of the merger with PC Bancorp. The interest rate swap contracts were originated to mitigate the changes in the fair value of specified fixed rate loans caused by changes in interest rates. The majority of these contracts will be designated as interest rate hedges effective October 1, 2012. See note 16 to the consolidated financial statements. Prior to the PC Bancorp merger, the Company did not utilize interest rate swaps to manage its interest rate risk.

The Company has no market risk sensitive instruments held for trading purposes. Management believes that the Company’s market risk is reasonable at this time.

The following depicts the Company’s net interest income sensitivity analysis as of September 30, 2012 (dollars in thousands):

Simulated Rate Changes	Estimated Net Interest Income Sensitivity
+ 400 basis points	42.1%	$15.8
– 200 basis points (1)	(3.1)%	$(1.1)

The Company is currently asset sensitive. The estimated sensitivity does not necessarily represent our forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits and replacement of asset and liability cash flows. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

(1)	The simulated rate change under the -200 basis points reflected above actually reflects only a maximum negative 25 basis points or less decline in actual rates based on the current targeted Fed Funds target rate by the government of 0% to 0.25%. The –200 simulation model reflects repricing of liabilities of between 0% to 0.25% with little to no repricing of the Company’s interest-earning assets at the current levels.

Variable rate loans make up 70% of the loan portfolio. However, the Company has floors on some of its loans. At September 30, 2012, 49% of variable rate loans are at the floor, and thus an increase in the underlying index may not necessarily result in an increase in the coupon until the loan index plus margin exceeds that floor.

Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate our interest rate sensitivity position. To supplement traditional gap analysis, we perform simulation modeling to estimate the potential effects of changing interest rates. The process allows us to explore the complex relationships within the gap over time and various interest rate environments.

The following table is a summary of the Company’s one-year GAP as of the dates indicated (dollars in thousands):

	September 30, 2012	December 31, 2011	Increase (Decrease)
Total interest-sensitive assets maturing or repricing within one year (“one-year assets”)	$655,529	$383,998	$271,531

Total interest-sensitive liabilities maturing or repricing within one year (“one-year liabilities”)	532,289	334,866	197,423

One-year GAP	$123,240	$49,132	$74,108

The Company’s one-year GAP increased by $74.1 million during the first nine months of 2012, due to an increase in one-year interest sensitive assets of $271.5 million, as well as an increase in one-year interest sensitive liabilities of $197.4 million.

The increase in the one-year interest sensitive assets was mainly due to an increase in interest-earning deposits in other financial institutions, investment securities and loans offset by a decrease in CD’s in other financial institutions. The increase in one-year interest sensitive liabilities was due to an increase in interest-bearing transaction deposits, money market and savings deposits offset by decreases in certificates of deposit. The Company has assumed, for purposes of the accompanying GAP tables that its checking, savings and money market accounts reprice immediately.

The GAP analysis is an imprecise measure of the impact of rising or falling interest rates because variable rate assets and liabilities are tied to different interest rate indices and/or are affected by different market forces.

The following tables present the Company’s GAP information as of the dates indicated (dollars in thousands):

	Maturity or Repricing Data
September 30, 2012	Three Months or Less	Over Three Through twelve Months	Over One Year Through Three Years	Over Three Years	Non-Interest Bearing	Total
Interest-Sensitive Assets:
Cash and due from banks	$—	$—	$—	$—	$24,091	$24,091
average yield	—	—	—	—	—	—
Interest earning deposits in other financial institutions	240,801	—	—	—	—	240,801
average yield	0.28%	—	—	—	—	0.28%
Certificates of deposit in other financial institutions	6,426	2,940	15,977	—	—	25,343
average yield	0.44%	0.69%	0.63%	—	—	0.59%
Investment securities	8,972	56,262	55,394	—	—	120,628
average yield	1.13%	1.47%	2.95%	—	—	2.12%
Loans, gross	217,748	122,380	111,491	342,983	—	794,512
average yield	4.48%	5.23%	5.26%	5.31%	—	5.06%

Total interest-sensitive assets	$473,947	$181,582	$182,862	$342,893	$24,091	$1,205,375

Interest-Sensitive Liabilities:
Non-interest bearing demand deposits	$—	$—	$—	$—	$525,879	$525,879
Interest-bearing Transaction deposits	105,585	—	—	—	—	105,585
average rate	0.22%	—	—	—	—	0.22%
Money market and Savings deposits	379,364	—	—	—	—	379,364
average rate	0.41%	—	—	—	—	0.41%
Certificates of deposit	1,745	22,017	62,226	—	—	85,988
average rate	0.19%	0.83%	0.80%	—	—	0.80%
Securities sold under agreements to repurchase	23,578	—	—	—	—	23,578
average rate	0.38%	—	—	—	—	0.38%
Subordinated debentures	—	—	—	9,113	—	9,113
average rate	—	—	—	8.90%	—	8.90%

Total interest-sensitive liabilities	$510,272	$22,017	$62,226	$9,113	$525,879	$1,129,507

GAP	$(36,325)	$159,565	$120,636	$333,780	$(501,788)	$75,868

Cumulative GAP	$(36,325)	$123,240	$243,876	$577,656	$75,868

ITEM 4.	Controls and Procedures

(a)	As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”) have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (as adopted by the FDIC), are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the CEO and CFO, does not expect that the Company’s Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, the CEO and CFO have concluded that the Company’s Disclosure Controls are effective at a reasonable assurance level.

(b)	There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Bank’s 2011 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

a) None.

b) None.

ITEM 6.	Exhibits

(a)	Exhibits

14.3	CU Bancorp Principles of Business Conduct & Ethics

31.1	Section 302 Certification of Chief Executive Officer (“CEO”)

31.2	Section 302 Certification of Chief Financial Officer (“CFO”)

32.1	Section 906 Certification of CEO

32.2	Section 906 Certification of CFO

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CU BANCORP

Date:	November 14, 2012	/s/ DAVID I. RAINER
David I. Rainer
President and Chief Executive Officer

Date:	November 14, 2012	/s/ KAREN A. SCHOENBAUM
Karen A. Schoenbaum
Executive Vice President and Chief Financial Officer