Form 10-K
period 2012-12-31
CU Bancorp
filed 2013-03-06
CIK 1543643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20015

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

CU BANCORP

(Exact name of registrant as specified in its charter)

California	90-0779788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15821 Ventura Boulevard, Suite 110 Encino, California	91436
(Address of principal executive offices)	(Zip Code)

(818) 257-7700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

None

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value, The NASDAQ Stock Market, LLC

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant Section 13 or 15(d) of the Exchange act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, if definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated Filer	☐

Non Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $66.7 million (based upon the closing price of shares of the registrant’s Common Stock, no par value, as reported by the Over the Counter Bulletin Board “OTCBB”.

The number of shares outstanding of the registrant’s common stock (no par value) at the close of business on February 28, 2013 was 10,742,307.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of CU Bancorp’s definitive proxy statement for the 2013 Annual Meeting of Shareholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

i

Forward Looking Statements

In addition to the historical information, this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ significantly from projected results.

The Company’s forward-looking statements include descriptions of plans or objectives of management for future operations, products or services, and forecasts of its revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words “believe,” “expect,” “intend,” “estimate” “anticipates,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.”

We make forward-looking statements as set forth above and regarding projected sources of funds, availability of acquisition and growth opportunities, dividends, adequacy of our allowance for loan and lease losses and provision for loan and lease losses, our loan portfolio and subsequent charge-offs. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the SEC, Item 1A of this Annual Report on Form 10-K, and the following:

•	our ability to attract new deposits and loans;

•	demand for financial services in our market areas;

•	competitive market pricing factors;

•	deterioration in economic conditions that could result in increased loan and lease losses;

•	risks associated with concentrations in real estate related loans;

•	risks associated with concentrations in deposits;

•	market interest rate volatility;

•	compression of our net interest margin;

•	stability of funding sources and continued availability of borrowings;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth;

•	our ability to recruit and retain key management and staff;

•	availability of, and competition for acquisition opportunities;

•	risks associated with merger and acquisition integration;

•	significant decline in the market value of the Company that could result in an impairment of goodwill;

•	our ability to raise capital or incur debt on reasonable terms;

•	regulatory limits on the Bank’s ability to pay dividends to the Company;

•	new accounting pronouncements;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and related rules and regulations on the Company’s business operations and competitiveness; and

•	the impact of anticipated “Basel III” capital rules that could require the phase out of Tier 1 capital qualification for the Company’s trust preferred securities over an accelerated schedule.

For a more detailed discussion of some of the risk factors, see the section entitled “Risk Factors” below.

Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. You should consider any forward looking statements in light of this explanation, and we caution you about relying on forward-looking statements.

PART I

ITEM 1 — BUSINESS

General

CU Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our bank subsidiary, California United Bank, which we refer to as “CUB” or the “Bank”. When we say “we”, “our” or the “Company”, we mean the Company on a consolidated basis with the Bank. When we refer to CU Bancorp or the “holding company”, we are referring to the parent company on a stand-alone basis. The shares of CU Bancorp are listed on the NASDAQ Capital Market under the trading symbol “CUNB”.

CU Bancorp was incorporated as a California corporation on November 16, 2011, and became the holding company for California United Bank on July 31, 2012 by acquiring all the voting stock of California United Bank. The creation of the bank holding company for the Bank was approved by the shareholders of the Bank on July 23, 2012.

California United Bank was incorporated on September 30, 2004, under the laws of the State of California and commenced operations on May 23, 2005. The Bank is authorized to engage in the general commercial banking business and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the applicable limits of the law. CUB is a California state-chartered banking corporation and is not a member of the Federal Reserve System.

At year end 2012, the Company had consolidated total assets of $1.25 billion, total loan balances of $855 million, and total deposits of $1,078 million. Additional information regarding our business, as well as regarding our acquisitions, is included in the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Note 2, Business Combinations, of the Notes to Consolidated Financial Statements, and is incorporated herein by reference.

Banking Business

CU Bancorp’s principal business is to serve as the holding company for the Bank and for any other banking or banking related subsidiaries which the Company may establish in the future. We have not engaged in any other material activities to date.

The Bank is a full-service commercial bank offering a broad range of banking products and services including: deposit services, lending, and cash management designed for small and medium-sized businesses, non-profit organizations, business owners and entrepreneurs, the professional community, including attorneys, certified public accountants, financial advisors and healthcare providers, investors and their families. Our deposit products include demand, money market, and certificates of deposit; loan products include commercial, real estate construction, commercial real estate, SBA and personal loans. We also provide cash management services, online banking and other primarily business-oriented products.

The principal executive offices of the Bank and the Company are located at 15821 Ventura Blvd., Suite 100, Encino, CA, 91436. In addition to the Encino headquarters office of the Bank, the Bank has seven additional full-service branches in Southern California, in Los Angeles, Valencia, Simi Valley, Thousand Oaks, Gardena, Anaheim and Irvine/Newport Beach. The Anaheim and Irvine/Newport Beach branches were acquired in connection with our acquisition of Premier Commercial Bancorp and Premier Commercial Bank, N.A. (as discussed below).

Recent Developments

On October 9, 2012, the Company’s common stock was listed and began trading on the NASDAQ Capital Market under the symbol “CUNB”.

On July 31, 2012, CU Bancorp became the holding company and parent of California United Bank through a bank holding company reorganization transaction. Also on July 31, 2012, the Company acquired Premier Commercial Bancorp and Premier Commercial Bank, N.A. of Anaheim, California (collectively “PC Bancorp”) in a stock transaction valued at approximately $42.3 million, based on the closing price of California United Bank stock on July 31, 2012. The acquisition was accomplished through the merger of Premier Commercial Bancorp into CU Bancorp and the merger of Premier Commercial Bank, N.A. into California United Bank and added $397 million in assets to the Company. Two former PC Bancorp directors, Kenneth Cosgrove (former Chairman and CEO of PC Bancorp) and Robert Matranga joined the Board of Directors of the Company following the merger. In the acquisition we also became the common stockholders of Premier Commercial Statutory Trust I, Premier Commercial Statutory Trust II, and Premier Commercial Statutory Trust III, entities which were established for the sole purpose of issuing trust preferred securities.

On December 31, 2010, the Bank completed the acquisition of California Oaks State Bank headquartered in Thousand Oaks, California in a cash and stock transaction valued at $17.16 million. As of close of business December 31, 2010, California Oaks State Bank was merged into the Bank. California Oaks State Bank had two branches, in Thousand Oaks (in the Conejo Valley) and Simi Valley. Beginning January 1, 2011, these offices began operating as full-service branches of California United Bank. The acquisition added $135.6 million in assets to the Bank.

Earlier in 2010, the Bank hired a new loan and deposit team for Los Angeles, a team for Glendale/San Gabriel Valley, and a team for Orange County. In conjunction with these new loan and deposit teams, the Bank acquired additional space in its Los Angeles office, and loan production offices in Glendale/San Gabriel Valley and Orange County. The Glendale/San Gabriel Valley loan production office was closed by the Bank in 2012. It is anticipated that the Orange County Loan Production Office will be combined with the Irvine/Newport Beach branch during 2013.

In 2011, the Bank consolidated the data processing platform of California Oaks into its platform to provide seamless service and information to all of the Bank’s customers. In addition, at that time the Bank’s overall systems and products, particularly electronic banking related products were upgraded to provide more information and capabilities to clients. PC Bancorp’s data processing platform was integrated into our platform in August of 2012, within 30 days of completion of the acquisition.

The Bank’s expansion has been a result of opportunities presented to increase its market penetration in existing markets and to expand in markets adjacent to existing markets. In acquiring experienced relationship management and support personnel, as well as the acquisitions, the Bank’s strategy was to establish an infrastructure and platform to support future growth.

Strategy

Our strategic objective is to be a premier community-based commercial bank, focused on offering products and relationship banking services to customers located throughout the Southern California area, principally Ventura, Los Angeles and Orange Counties. We offer a wide variety of deposit, loan and other financial services to small and medium-sized businesses, to non-profit organizations, to business owners and entrepreneurs, to the professional community, including attorneys, certified public accountants, financial advisors and healthcare providers and to investors. The Bank’s value proposition is to provide a premier business banking experience through relationship banking, depth of expertise, resources and products. Our objective is to serve most segments of the business community within our market area. Local advisory boards consisting of business leaders in the various markets were established for the Santa Clarita Valley in 2008, for the Conejo Valley in 2009 and for Orange County and the South Bay in 2010 and 2011, respectively.

We maintain a community bank philosophy, which we believe has been enhanced despite the growth we have experienced recently, of focusing on and understanding the individualized banking needs of the businesses, professionals, entrepreneurs and other of our core constituents in Southern California, primarily Los Angeles,

Orange and Ventura Counties. We believe this focus allows us to be more responsive to our customers’ needs and provide a high level of personal service and differentiates us from larger competitors. As a locally managed institution with strong ties to the community, our core customers are primarily comprised of businesses and individuals who prefer to build a banking relationship with a community bank that offers and combines high quality, competitively priced banking products and services with personalized service. In 2012, we augmented our available lending products through the acquisition of PC Bancorp and its SBA lending department which allows us further penetration of the small-business market in Southern California. The Bank has been recognized for its SBA program, as an SBA Preferred Lender.

Because of our identity and origin as a locally-owned and operated bank and our deep roots in the communities we serve, we believe that our level of personal service provides a competitive advantage over the larger in and out-of-state banks, which tend to consolidate decision-making authority outside local communities. We combine this with experienced, in-market relationship banking officers who provide the full suite of available products to customers. Most of our relationship managers live in their market areas and are active in their communities and these individuals and the Company’s marketing outreach are supplemented by the various Advisory Director Boards which are established in strategic regions of our market. We are also active in charities and non-profit organizations in our market, with a philosophy which emphasizes outstanding corporate citizenship.

A key aspect of our current business strategy is to foster a community-oriented culture where our customers and employees establish long-standing and mutually beneficial relationships. A central part of our strategy is generating core deposits.

We compete actively for deposits, and emphasize solicitation of noninterest-bearing deposits. In managing the top line of our business, we focus on making quality loans and gathering low-cost deposits to maximize our net interest margin and to support growth of a strong and stable loan portfolio. We believe that with our focus on community banking needs and customer service, together with a comprehensive suite of deposit, loan products and cash management typically found at larger banks, a highly experienced management team and strategically located banking centers, we are well-positioned to be a strong competitor within our market area by emphasizing strength, service and relationships over transaction volume or low pricing.

We generate our revenue primarily from the interest received on the various loan products and investment securities and fees from providing deposit services and making loans. The Bank relies on a foundation of locally generated and relationship-based deposits to fund loans. Our Bank has a relatively low cost of funds due to a high percentage of noninterest-bearing and low cost deposits to total deposits. Other than as discussed herein with regard to reciprocal CDARS® and the ICS™ deposits, we do not currently utilize brokered deposits. Our operations, similar to other financial institutions with operations predominately focused in Southern California, are significantly influenced by economic conditions in Southern California, including the strength of the real estate market, the fiscal and regulatory policies of the federal and state governments and the regulatory authorities that govern financial institutions. See “— Supervision and Regulation.”

We expect to continue to opportunistically expand and grow our business by building on our business strategy and increasing market share in our key Southern California markets. We believe the demographics and growth characteristics within the communities we serve will provide significant franchise enhancement opportunities to leverage our core competencies while acquisitive growth will enable us to take advantage of the infrastructure and scalable platform that we have assembled. The Southern California market is dominated by large regional and national financial institutions. Consolidation continues to reduce the number of community based and locally managed banks. We believe this consolidation has presented opportunities for both organic growth and acquisitions and that there is a significant lack of service provided to our target market by larger banks, as well as a lack of ability to service this segment by smaller banks. Through our personal service, and experienced community-based relationship managers and, along with a broad product line, we believe we can continue to achieve internal growth and attract customers from other larger financial institutions, as well as increasing business from existing customers.

Products Offered

The Bank offers a full array of competitively priced commercial and personal loan and deposit products, as well as other services delivered directly or through strategic alliances with other service providers. The products offered are aimed at both business and individual customers in our target market.

Loan Products

We offer a diversified mix of business loans encompassing the following loan products: (i) commercial and industrial loans; (ii) commercial real estate loans, (iii) construction loans and (iv) SBA loans. We also offer home equity lines of credit “HELOCS”, to accommodate the needs of business owners and individual clients, as well as personal loans (both secured and unsecured) for that customer segment. Where creditworthy loan customers’ borrowing needs exceed our legal lending limit, or house limit (an amount less than our legal limit which by policy is the highest amount we lend to one borrower, subject to certain exceptions which must be approved by the Chief Credit Officer and the Chief Executive Officer/President), we attempt to sell participations in those loans to other banks, principally other independent community banks. We encourage relationship banking, obtaining a substantial portion of each borrower’s banking business, including deposit accounts. We will typically engage in transactional based lending only for borrowers with established depository relationships with the Bank and/or records of successful projects who typically have worked with our employees here or at other banks and have a good record of repayment. Other than as set forth below, the Bank does not engage in consumer mortgage lending.

Commercial and Industrial Loans. These loans comprise a significant portion of our loan portfolio and are made to businesses located in the Southern California region and surrounding communities whose borrowing needs are generally $5.0 million or less. These loans are typically directly underwritten by us. Our commercial and industrial loans may be secured (other than by real estate) or unsecured. They may take the form of single payment, installment, equipment financing loans (secured by the underlying equipment) or lines of credit for, among other purpose, working capital, secured by general liens on accounts receivable, inventory or a borrower’s other business assets.

Construction, Land Development and Other Land Loans. We originate and underwrite interim land and construction loans. Land loans are primarily for entitlements and infrastructure. We originate construction, renovation and conversion loans. We do not engage in any large tract construction lending. Our construction loans are generally limited to experienced developers who are known to our management or, with regard to construction loans, owner-occupiers. We impose a limit on the loan to value ratio on all real estate lending. The project financed must be supported by current appraisals and other relevant information.

Commercial and Residential Real Estate Loans. We originate and underwrite commercial property and multi-family loans principally within our service area. Typically, these loans are held in our loan portfolio and collateralized by the underlying property. The property financed must be supported by current appraisals at the date of origination and other relevant information.

SBA Loans. SBA loans are made through programs designed by the federal government to assist the small business community in obtaining financing from financial institutions that are given government guarantees as an incentive to make the loans. Our SBA loans fall into three categories, loans originated under the SBA’s 7a Program (“7a Loans”), loans originated under the SBA’s 504 Program (“504 Loans”) and SBA “Express” Loans. SBA 7a Loans are commercial business loans generally made for the purpose of purchasing real estate to be occupied by the business owner, providing working capital, and/or purchasing equipment, accounts receivable or inventory. SBA 504 Loans are collateralized by commercial real estate and are generally made to business owners for the purpose of purchasing or improving real estate for their use and for equipment used in their business.

SBA lending is subject to federal legislation that can affect the availability and funding of the program. From time to time, this dependence on legislative funding causes limitations and uncertainties with regard to the continued funding of such programs, which could potentially have an adverse financial impact on our business.

Home Equity Lines of Credit “HELOCS”. We offer home equity lines of credit “HELOCS”, which are revolving lines of credit collateralized by senior or junior deeds of trust on residential real properties, the applicants for which are generally our individual clientele and the principals and executives of our business customers.

Personal Loans. We offer personal loans. Generally, these are unsecured, but they may be secured by collateral, including deposit accounts or marketable securities. The Bank does not currently originate first trust deed home mortgage loans or home improvement loans.

Business Concentrations

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for information on the Bank’s portfolio mix and business concentrations.

Deposit Products

As a full-service commercial bank, we focus deposit generation on transactional accounts, encompassing non-interest bearing demand, interest bearing demand, and money market. In order to facilitate generation of non-interest bearing demand deposits, we require, depending on the circumstances and the type of relationship, our borrowers to maintain deposit balances with us as a typical condition of granting loans. We also offer time certificates of deposit and savings accounts. We service our attorney clients by offering Interest on Lawyers’ Trust Accounts, “IOLTA” in accordance with the requirements of the California State Bar. We market deposits by offering the convenience of third party “couriers” who contract with our customers, as well as a “remote deposit capture” product. We also offer customers “e-statements” which allows customers to receive statements electronically, which is more convenient and secure, in addition to reducing paper and being environmentally-friendly.

For customers requiring full FDIC insurance on certificates of deposit in excess of $250,000, we offer the CDARS® program which allows the Bank to place the certificates of deposit with other participating banks to maximize the customers’ FDIC insurance. We receive a like amount of deposits from other participating financial institutions. In addition, we offer on a limited basis the ICS™ program, an insured deposit “sweep” program for demand deposits which is a product offered by Promontory Interfinancial Network, LLC which is also the provider of the CDARS® program. Similarly to the CD’s discussed above, the Bank receives a like amount of deposits from other financial institutions and all customer deposits are insured by the FDIC. These “reciprocal” CDARS® and ICS deposits are classified as “brokered” deposits in regulatory reports and are currently the only brokered deposits utilized by the Bank and the Bank considers these deposits to be “core” in nature.

Investment Products

We compete with other more established institutions for deposits. We have traditionally offered customers requiring either higher yields or more security investment sweeps into multiple types of money market funds provided by Dreyfus Corporation, a wholly owned subsidiary of Bank of New York Mellon Corporation, although this service has been temporarily discontinued. All of the funds invest in short-term securities and seek high current income, the preservation of capital and the maintenance of liquidity and each fund favors stability over growth. As a condition to access these products, we require the customer to maintain a certain level of demand deposits. Furthermore, we have also entered into “repurchase agreements” with sophisticated business customers requiring additional security an. These are essentially borrowings by the Bank, secured by U.S. Government and Agency securities from its investment portfolio. These are disclosed on the Bank’s financial statements as “Securities Sold under Agreements to Repurchase.” We also offer a “repo sweep” product whereby the deposits of qualifying customers are “swept” into repurchase agreements on a daily basis.

The Bank offers its customers the ability to purchase mutual funds, securities, annuities and insurance through a third party with whom the Bank has entered into agreements. All securities are sold by Registered Representatives of LPL Financial (“LPL”), member FINRA/SPIC, which is one of the largest providers in the country of this type of service to financial institutions. We have also entered into an agreement with a third party who is an LPL Registered Representative and Branch Office Manager to provide the sales, investment and compliance advice related to this program. The Bank considers this an ancillary service, designed to capture more of each customer’s banking business, but not a product which will normally be a lead product. All laws and regulations are carefully monitored to assure that customers are notified that such products are not FDIC insured, are not bank guaranteed and may lose value. These products are sold in premises distinct from our branch offices. Most of the customers for these products are accredited investors, as defined in federal securities laws and regulations.

Electronic Banking

While personalized, service-oriented banking is the cornerstone of our business plan; we use technology and the Internet as a secondary means for servicing customers in an attempt to be more competitive and to provide a convenient platform for customers to review and transact business. We offer sophisticated electronic or “Internet banking” opportunities that permit customers to conduct their banking business remotely from their home or business. However, our customers will always have the opportunity to personally discuss specific banking needs with knowledgeable bank officers and staff.

The Bank offers multiple electronic banking options to its customers. It does not allow the origination of deposit accounts through online banking, nor does it accept loan applications through its online services. As previously discussed, the Bank offers multiple types of online banking services to its customers: personal/ small business and commercial/cash management. All of these services allow customers to review transactions and statements, review images of paid items, transfer funds between accounts at the Bank, place stop orders, pay bills and export to various business and personal software applications. CUB online commercial banking also allows customers to initiate wire transfers and ACH transactions, with the added security and functionality of assigning discrete access and levels of security to different employees of the client.

Additionally, we offer Positive Pay, an antifraud service which allows businesses to review all issued checks daily and provides them with the ability to pay or reject any item.

We also have our own “home page” address on the World Wide Web as an additional means of expanding our market and providing banking services through the Internet. Our website was redesigned in 2010 to provide additional functionality, access to all press releases and filings and a “President’s Blog”. Our website address is: www.californiaunitedbank.com or www.cunb.com.

Other Services

In addition to a full complement of lending and deposit products and related services, we provide our customers, either directly or through other providers, with commercial and stand-by letters of credit, , domestic and international wire transfers. on site Automated Teller Machines (“ATM’s”) and Visa® Debit Cards and ATM cards; bank-by-mail, courier services, armored transport, cash vault, cash management services, telephone banking, credit cards and international services. We reimburse our customers for charges for utilization of other bank’s ATM’s up to a maximum of $20 per month.

Geographic Market Area

We market our banking services primarily within the Southern California region, with concentration in Ventura, Los Angeles and Orange Counties. During 2012, we added full service offices and relationship management teams in Anaheim and Irvine/Newport Beach, California, through the acquisition of PC Bancorp.

The Bank’s relationship management team consists of long-time bankers, involved with the business communities in our market areas. Their business development efforts are augmented by referrals from our advisory boards and existing customers. The members of our management team, in particular, are well experienced in business lending, supporting middle-market banking needs, and generating value-added banking services to small and medium sized businesses.

Our business communities have a large number of small to mid-sized businesses, and non-profits, as well as business owners, entrepreneurs, investors and professionals, such as health care providers, attorneys, CPAs and wealth managers, who need the personalized and responsive service of a local bank with accessible, top-level decision makers who know the individual community. The Bank targets these potential customers who prefer to have a relationship with an institution where decisions are made locally and its employees know them and their business personally. The Bank’s plan is to place its offices within close proximity to major freeway arteries and, where possible, close to interchanges to be convenient to the most businesses in the geographic area.

Competition

The banking business in California, and in our market area, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major financial institutions with many offices operating over a wide geographic area, including institutions based outside of California. We also compete for loans and deposits with other commercial banks, including many which are much larger than we are, as well as with finance companies, credit unions, companies offering money market accounts and other non-financial institutions. Larger commercial financial service companies offer certain services (such as trust services) that we do not offer directly (but some of which we offer indirectly through correspondent institutions). These institutions also have the ability to finance extensive advertising campaigns, and have the ability to allocate investment assets to regions of highest yield and demand. They also have the ability to obtain deposits by increasing deposit interest rates beyond that in the remainder of the market. By virtue of their greater total capitalization, such institutions also have substantially higher lending limits1 than we have. In addition, other entities, both public and private now offer deposits or deposit-like investments. As and if the economy continues to improve, customers may also move deposits into the equity and bond markets which will also compete with us as an investment alternative.

Our ability to compete is based primarily on the basis of relationship, customer service and responsiveness to customer needs. We distinguish ourselves with the availability and accessibility of our senior management to customers and prospects. In addition, our knowledge of our markets and industries assists us in locating, recruiting and retaining customers. Our ability to compete also depends on our ability to continue to attract and retain our senior management and experienced relationship managers. Further, our ability to compete depends in part on our ability to continue to develop and market new products and services, to provide state-of-the-art features in our internet banking and to differentiate our products and services.

In order to compete with the major financial institutions in our primary service area, we use, to the fullest extent possible, the familiarity of our directors, relationship managers and officers with our market, its residents, businesses and the flexibility that our independent status will permit. This includes an emphasis on specialized services, local promotional activity, and personal contacts. Referrals are also developed through our Advisory Board members. We also work with the local Chambers of Commerce and professionals such as CPA’s and attorneys to invite local businesses to meet our relationship managers, management and directors. In addition, our directors and shareholders refer customers, as well as bring their own business to the Bank. We also have an active calling program whereby we contact targeted business prospects and solicit both deposit and loan business.

We have developed programs that are specifically addressed to the needs of high net worth individuals, business owners, professionals and small- to medium-sized businesses. In the event there are customers whose loan demands exceed our lending limits, we arrange for such loans on a participation basis with other financial institutions and intermediaries. We offer a number of services through arrangements with third party vendors, including international services, lock box services, merchant processing, armored transport and related services. We also assist those customers requiring other services not offered by us to obtain those services from our correspondent banks.

[1]	Legal lending limits to each customer are limited to a percentage of a bank’s shareholders’ equity, allowance for loan losses, and capital notes and debentures; the exact percentage depends upon the nature of the loan transaction.

Employees

As of December 31, 2012, we had 167 full-time employees. Our employees are not represented by any union or other collective bargaining agreement.

Financial and Statistical Disclosure

Certain of our statistical information is presented within “Item 6. Selected Financial Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Qualitative and Quantitative Disclosure About Market Risk.” This information should be read in conjunction with the consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Executive Officers of the Registrant

The names, ages as of December 31, 2012, recent business experience and positions or offices held by each of the executive officers of the Bank are as follows:

Name and Position Held	Age	Recent Business Experience
David I. Rainer, President, Chief Executive Officer and Chairman of the Board	55	President, Chief Executive Officer and Director of California United Bank since 2005. He became Chairman of the Board in June 2009. He was previously California State President for US Bank and Executive Vice President of Commercial Banking for US Bank, in which capacity he led the commercial banking operations for US Bank in the Western United States, from Colorado to California. In February 1999, Mr. Rainer became President and Chief Executive Officer of Santa Monica Bank which was acquired by US Bank in November 1999. From 1992 to 1999, Mr. Rainer was an executive officer of California United Bank (not related to the current California United Bank), and its successor Pacific Century Bank, N.A., and served as Executive Vice President and then director, President and Chief Executive Officer.

Anne A. Williams, Executive Vice President, Chief Operating Officer, Chief Credit Officer and Director	55	Executive Vice President and Chief Credit Officer of California United Bank since 2005. Chief Operating Officer of California United Bank since 2008. Director of California United Bank since January 2009. Prior to joining the Bank, Ms. Williams served as Senior Vice President and Credit Risk Manager for US Bank’s Commercial Banking Market for the State of California. Ms. Williams was previously the Executive Vice President and Chief Credit Officer of Santa Monica Bank, which was acquired by US Bank in November 1999. Prior to joining Santa Monica Bank, Ms. Williams was the Executive Vice President and Chief Credit Officer at California United Bank (and its successor, Pacific Century Bank, N.A.) from 1992 to 1999.

Karen A. Schoenbaum, Executive Vice President and Chief Financial Officer	50	Executive Vice President and Chief Financial Officer of California United Bank since October 2009. Prior to joining the Bank, Ms. Schoenbaum served as Executive Vice President and Interim Chief Financial Officer of Premier Business Bank in Los Angeles. She was previously the Executive Vice President, Chief Financial Officer of California National Bank. Earlier Ms. Schoenbaum was Executive Vice President, Chief Financial Officer and Chief Information Officer of Pacific Century Bank, N.A. (previously California United Bank), a subsidiary of Bank of Hawaii Corporation.

Name and Position Held	Age	Recent Business Experience
Anita Wolman, Executive Vice President, General Counsel and Corporate Secretary	61	Ms. Wolman was appointed Executive Vice President & General Counsel in January 2009. She previously was Senior Vice President Legal/Compliance beginning in 2005. Prior to joining the Bank, Ms. Wolman was Senior Vice President, General Counsel & Corporate Secretary of California Commerce Bank (Banamex USA). Earlier Ms. Wolman was Executive Vice President, General Counsel & Corporate Secretary of Pacific Century Bank, N.A. (previously California United Bank), a subsidiary of Bank of Hawaii Corporation.

Robert Dennen, Senior Vice President, Chief Accounting Officer and Treasurer	60	Mr. Dennen was appointed Senior Vice President and Chief Accounting Officer in October 2009. Prior to that, he served as Chief Financial Officer of CUB from 2005. Before joining CUB he was the Senior Vice President / Chief Financial Officer, Treasurer and Corporate Secretary for Pacific Crest Capital, Inc., and the Senior Vice President / Chief Financial Officer and Treasurer of Pacific Crest Bank.

Dependence on One or a Few Major Customers

As a business bank, we provide services to a number of customers whose deposit levels vary considerably and may have large fluctuations. In addition, we provide services to a number of professionals, who manage or hold money for their clients or related to litigation, which is unpredictable in nature. At December 31, 2012, 49 customers maintained balances (aggregating all related accounts, including multiple business entities and personal funds of business owners) in excess of $4 million. This amounted to approximately $476.3 million or approximately 44% of the Bank’s total customer deposit base. These deposit balances can and do fluctuate substantially. The depositors are not concentrated in any industry or business. While the loss of a combination of these depositors could have a material impact on the Bank’s results, the Bank expects, in the ordinary course of business, that these deposits will fluctuate and believes it is capable of mitigating this risk through additional liquidity, and business generation in the future. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Our business activities are currently focused in Southern California. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economy. The concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods, in the region.

Supervision and Regulation

General

CU Bancorp and the Bank are subject to significant regulation and restrictions by federal and state laws and regulatory agencies. This regulation is intended primarily for the protection of depositors and the deposit insurance fund, and secondarily for the stability of the U.S. banking system. It is not intended for the benefit of stockholders of financial institutions. The following discussion of statutes and regulations is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is also qualified in its entirety by reference to the full text and to the implementation and enforcement of the statutes and regulations referred to in this discussion.

Additional initiatives may be proposed or introduced before Congress, the California Legislature, and other government bodies in the future. Such proposals, if enacted, may further alter the structure, regulation, and competitive relationship among financial institutions and may subject us to increased supervision and disclosure and reporting requirements. In addition, the various bank regulatory agencies often adopt new rules and regulations and policies to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulatory changes in policy may be enacted or the extent to which the business of the Bank would be affected thereby. In addition, the outcome of examinations, any litigation, or any investigations initiated by state or federal authorities may result in necessary changes in our operations and increased compliance costs.

Our profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on interest-earning assets, such as loans extended to customers and securities held in the investment portfolio, will comprise the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on us cannot be predicted.

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “FRB”). The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact of any future changes in monetary and fiscal policies on us cannot be predicted.

Although economic conditions have improved since the recent economic crisis, certain sectors remain weak and unemployment has improved but remains high compared to pre-recession levels. It is not certain that economic conditions will continue to improve and could worsen. Local governments, including the City of Los Angeles and many businesses are still experiencing difficulty due to the impact of a reduced tax base, stagnant consumer spending and high expense levels. While real estate values have shown signs of improvement, declines in commercial real estate and housing values could have a negative impact on the value of collateral securing loans. In addition, unresolved federal budget negotiations and the level of United States debt may have a destabilizing effect on financial markets. Europe and other global economies face continued economic stresses including increasing debt levels that could impact the capital markets generally, including the Company’s ability to access capital and the trading price of the Company’s securities.

2010 saw landmark legislation in response to the economic downturn and financial industry instability, which substantially intensified the regulation of the financial services industry, and which will likely have a material long-term impact on the Company’s business. 2011 and 2012 saw the initial impact of regulations to implement this legislation. We cannot predict whether or when additional legislation or new regulations will be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations. Such developments may further alter the structure, regulation, and competitive relationship among financial institutions, and may subject us to increased regulation, disclosure, and reporting requirements. Moreover, the bank regulatory agencies have been very aggressive in the current economic environment in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management, capital adequacy, and the Bank Secrecy Act, as well as other safety and soundness concerns. The Bank has never been a subject of a regulatory enforcement action. In 2012, the Bank was examined by the Federal Deposit Insurance Corporation (“FDIC”) for safety and soundness, Bank Secrecy Act compliance and information technology.

Securities Registration and Listing

The Company’s common stock is registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, the Company is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act, as well as the Securities Act of 1933 (the “Securities Act”), both administered by the SEC. Our securities are listed on the NASDAQ Capital Market and trade under the symbol CUNB. As a company listed on the NASDAQ Capital Market, CU Bancorp is subject to NASDAQ listing standards for listed companies. CU Bancorp is also subject to the Sarbanes-Oxley Act of 2002, provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other issues, required executive certification of financial presentations, corporate governance requirements for board audit committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow shareholders and investors to more easily and efficiently monitor the performance of companies and their directors.

Corporate Governance

Pursuant to the Sarbanes-Oxley Act of 2002 (“SOX”), publicly-held companies such as the Company have significant requirements, particularly in the area of external audits, financial reporting and disclosure, conflicts of interest, and corporate governance as public companies. The Dodd-Frank Act (discussed below) has added new corporate governance and executive compensation requirements, including mandated resolutions for public company proxy statements such as an advisory vote on executive compensation, expanding disclosures for all public companies soliciting proxies and new stock exchange listing standards.

However, CU Bancorp is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 ( the “JOBS Act”) and as a result, we are not yet subject to all of these regulations. CU Bancorp also will not be subject to certain requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes- Oxley Act”), including the additional level of review of its internal control over financial reporting as may occur when outside auditors attest as to its internal control over financial reporting.

CU Bancorp may remain an emerging growth company until the earlier of: (i) the last day of the fiscal year in which it has total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which CU Bancorp has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which CU Bancorp is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Recent Legislation and Regulation

Dodd Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act financial reform legislation (the “Dodd-Frank Act”) significantly revised and expanded the rulemaking, supervisory and enforcement authority of the federal bank regulatory agencies. The Dodd-Frank Act significantly restructures the financial regulatory regime in the United States. The numerous rules and regulations that have been promulgated and are yet to be promulgated and finalized under the Dodd-Frank Act are likely to impact our operations and compliance costs. The Dodd-Frank Act followed the Emergency Economic Stabilization Act of 2008 (“EESA”) and the American Recovery and Reinvestment Act of 2009 (“ARRA”) in response to the economic downturn and financial industry instability.

The Dodd-Frank Act expands the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009. A provision of the Dodd-Frank act which provided non-interest bearing transaction accounts with unlimited deposit insurance expired on December 31, 2012.

The Dodd-Frank Act established a new Bureau of Consumer Financial Protection (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. In addition to its rule making authority, the CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. For banks like CUB, enforcement of CFPB regulations and examination of compliance with CFPB regulations continue to be the primary obligation of the FDIC. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and gives state attorneys general the ability to enforce federal consumer protection laws.

The Dodd-Frank Act impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time. Many of the following key provisions of the Dodd-Frank Act affecting the financial industry are now either effective or are in the proposed rule or implementation stage:

•	the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation;

•	expanded FDIC authority to conduct the orderly liquidation of certain systemically significant non-bank financial companies in addition to depository institutions;

•

the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment;

•	the requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;

•

limits, or places significant burdens and compliance and other costs, on activities traditionally conducted by banking organizations, such as originating and securitizing mortgage loans and other financial assets, arranging and participating in swap and derivative transactions, proprietary trading and investing in private equity and other funds (the “Volcker Rule”);

•	the termination of investments by the U.S. Treasury under the Troubled Asset Relief Program (“TARP”);

•	the elimination and phase out of trust preferred securities from Tier 1 capital with certain exceptions;

•

the assessment base for federal deposit insurance was changed to consolidated assets less tangible capital instead of the amount of insured deposits, which generally increased the insurance fees of larger banks, but had relatively less impact on smaller banks;

•	a permanent increase of FDIC deposit insurance to $250,000;

•

changes in the calculation of FDIC deposit insurance assessments, such that the assessment base will no longer be the institution’s deposit base, but instead, will be its average consolidated total assets less its average tangible equity;

•	the elimination of remaining barriers to de novo interstate branching by banks;

•

expanded restrictions on transactions with affiliates and insiders under Section 23A and 23B of the Federal Reserve Act and lending limits for derivative transactions, repurchase agreements, and securities lending and borrowing transactions;

•

provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including (i) stockholder advisory votes on executive compensation, (ii) executive compensation “clawback” requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria, (iii) enhanced independence requirements for compensation committee members, and (iv) giving the SEC authority to adopt proxy access rules which would permit stockholders of publicly traded companies to nominate candidates for election as director and have those nominees included in a company’s proxy statement; and

•

the establishment of the Consumer Finance Protection Bureau (the “CFPB”) with responsibility for promulgating regulations designed to protect consumers’ financial interests and prohibit unfair, deceptive and abusive acts and practices by financial institutions, and with authority to directly examine those financial institutions with $10 billion or more in assets for compliance with consumer laws and regulations.

In general, more stringent capital, liquidity and leverage requirements are expected to impact our business as the Dodd-Frank Act is fully implemented. The federal agencies have issued proposed rules which will apply directly to larger institutions with either more than $50 billion in assets or more than $10 billion in assets, such as Federal Reserve regulations for financial institutions deemed systemically significant, Federal Reserve and FDIC rules requiring stress tests and Federal Reserve rules to implement the Volcker Rule. However, requirements and policies imposed on larger institutions may, in some cases, become “best practice” standards for smaller institutions. Therefore, as a result of the changes required by the Dodd-Frank Act, the profitability of our business activities may be impacted and we may be required to make changes to certain of our business practices. These changes may also require us to devote significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

Provisions of the Dodd-Frank Act prohibit state-chartered banks such as CUB, from engaging in derivatives transactions unless the loans to one borrower limits of the state in which the bank is chartered takes into consideration credit exposure to derivatives transactions. For this purpose, derivative transactions include any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure or the occurrence of any event relating to, one or more commodities securities, currencies, interest or other rates, indices or other assets. The California Department of Financial Institutions (“CDFI”) has indicated that such transactions are subject to California law limiting exposure to derivative transactions under the loans to one borrower limits.

The federal regulatory agencies have issued some of the rules implementing the Dodd-Frank Act and are in the process of additional regulations, studies and reports as required by Dodd-Frank. We cannot predict the extent to which the interpretations and implementation of this wide-ranging federal legislation by regulations and in supervisory policies and practices may affect us. Many of the requirements of Dodd-Frank will be implemented over time and most will be subject to regulations to be implemented or which will not become fully effective for several years. There can be no assurance that these or future reforms (such as possible new standards for commercial real estate lending or new stress testing guidance for all banks) arising out of these regulations and studies and reports required by Dodd-Frank will not significantly increase our compliance or other operating costs and earnings or otherwise have a significant impact on our business, financial condition and results of operations. Dodd-Frank will likely result in more stringent capital, liquidity and leverage requirements on us and may otherwise adversely affect our business. For example, the provisions that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits, as well as place limitations on certain revenues those deposits may generate. As a result of the changes required by Dodd-Frank, the profitability of our business activities may be impacted and we may be required to make changes to certain of our business practices. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

Emergency Economic Stabilization Act of 2008

Pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), the Secretary of the Treasury was authorized to create the $700 billion Troubled Assets Relief Program (“TARP”), under which was authorized to purchase, insure, hold, and sell a wide variety of financial instruments, including, under the TARP

Capital Purchase Program (“CPP”) up to $250 billion in senior preferred stock of qualifying U.S. banks and savings associations or their holding companies. Qualifying financial institutions could issue senior preferred stock, with warrants, with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. On December 19, 2008, the Bank was approved for participation in TARP. On January 12, 2009, the Bank announced that it had decided not to participate in TARP for, among other reasons that the costs were not in alignment with the Bank’s strategic goals. In January 2009, California Oaks State Bank issued $3.3 million of its Series A and Series B Non-Cumulative Fixed Rate Perpetual Preferred Stock (“Series A and Series B Preferred Stock”) to the U.S. Treasury under TARP-CPP. All amounts due to the U.S. Treasury in connection with this preferred stock were repaid to the Treasury Department prior to the closing of the merger, as a condition of the transaction.

The Small Business Jobs Act of 2010

The Small Business Jobs Act of 2010 made available up to $30 billion of funds for preferred stock capital investments by the U.S. Treasury in banks with less than $10 billion assets as of December 31, 2009 through the Small Business Lending Fund (“SBLF”). Banks with up to $1 billion in assets may apply for up to 5%, and banks with more than $1 billion but less than $10 billion in assets 3%, of their risk-weighted assets. In some cases, preferred stock issued under the SBLF may be exchanged for preferred stock issued to the U.S. Treasury for TARP CPP funds. Banks on or recently removed from the FDIC problem bank list may not apply and Banks with other supervisory problems or enforcement actions may be required to raise matching capital or may have their application denied. The law provides that the term of the preferred stock is a maximum of 10 years and that the capital is to receive Tier 1 treatment. The interest rate on the preferred starts at 5% and may later range between 1% and 9%, depending on, among other things, the amount of qualifying small business loans which the recipient bank makes. The Bank did not apply to participate in the SBLF.

The JOBS Act

The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” CU Bancorp qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold shareholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, CU Bancorp will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. CU Bancorp elected to take advantage of the benefits of this extended transition period to comply with new or amended accounting pronouncements in the same manner as a private company, although there have been no such accounting pronouncements to date. Accordingly, in the future, its financial statements may not be comparable to companies that comply with such new or revised accounting standards.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Bank Holding Company Regulation

As a bank holding company, CU Bancorp is registered with and subject to regulation by the Federal Reserve Board (“FRB”) under the Bank Holding Company Act of 1956, as amended, or the BHCA. CU Bancorp is also a bank holding company within the meaning of Section 3700 of the California Financial Code and is subject to examination by, and may be required to file reports with, the DFI.

FRB policy historically has required bank holding companies to act as a source of financial strength to their bank subsidiaries and to commit capital and financial resources to support those subsidiaries in circumstances where it might not otherwise do so. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Bancorp is expected to commit resources to support the Bank, including at times when we may not be in a financial position to do so. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to such a commonly controlled institution.

Under the BHCA, we are subject to periodic examination by the FRB. We are also required to file with the FRB periodic reports of our operations and such additional information regarding the Company and its subsidiaries as the FRB may require. We are also subject to examination by the DFI and are required to file reports with the DFI. Pursuant to the BHCA, we are required to obtain the prior approval of the FRB before we acquire all or substantially all of the assets of any bank or ownership or control of voting shares of any bank if, after giving effect to such acquisition, we would own or control, directly or indirectly, more than 5 percent of such bank.

Under the BHCA, we may not engage in any business other than managing or controlling banks or furnishing services to our subsidiaries that the FRB deems to be so closely related to banking as “to be a proper incident thereto.” We are also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company unless the company is engaged in banking activities or the FRB determines that the activity is so closely related to banking as to be a proper incident to banking. The FRB’s approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices.

The BHCA and regulations of the FRB also impose certain constraints on the redemption or purchase by a bank holding company of its own shares of stock.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Pursuant to GLBA and the Dodd-Frank Act, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of a bank holding company must be well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the Community Redevelopment Act (“CRA”), which requires banks to help meet the credit needs of the communities in which they operate. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. CU Bancorp has not elected financial holding company status and has not engaged in any activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature.

Our earnings and activities are affected by legislation, by regulations and by local legislative and administrative bodies and decisions of courts in the jurisdictions in which we and the Bank conduct business. For example, these include limitations on the ability of the Bank to pay dividends to us and our ability to pay dividends to our shareholders. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Various federal and state statutory provisions limit the amount of dividends that subsidiary banks and savings associations can pay to their holding companies without regulatory approval.

In addition to these explicit limitations, the federal regulatory agencies have general authority to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice. Further, as discussed below under “— Regulation of the Bank”, a bank holding company such as the Company is required to maintain minimum ratios of Tier 1 capital and total capital to total risk-weighted assets, and a minimum ratio of Tier 1 capital to total adjusted quarterly average assets as defined in such regulations. The level of our capital ratios may affect our ability to pay dividends. See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters — Dividends” and Note 16, Regulatory Matters, of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Banking subsidiaries of bank holding companies are also subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates. Subject to certain exceptions set forth in the Federal Reserve Act, a bank can make a loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, accept securities of an affiliate as collateral for a loan or extension of credit to any person or company, issue a guarantee or accept letters of credit on behalf of an affiliate only if the aggregate amount of the above transactions of such subsidiary does not exceed 10 percent of such subsidiary’s capital stock and surplus on an individual basis or 20 percent of such subsidiary’s capital stock and surplus on an aggregate basis. Such transactions must be on terms and conditions that are consistent with safe and sound banking practices. A bank holding company and its subsidiaries generally may not purchase a “low-quality asset,” as that term is defined in the Federal Reserve Act, from an affiliate. Such restrictions also prevent a holding company and its other affiliates from borrowing from a banking subsidiary of the holding company unless the loans are secured by collateral. The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization.

Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates

The FRB has cease and desist powers over parent bank holding companies and non-banking subsidiaries where the action of a parent bank holding company or its non-financial institutions represent an unsafe or unsound practice or violation of law. The FRB has the authority to regulate debt obligations, other than commercial paper, issued by bank holding companies by imposing interest ceilings and reserve requirements on such debt obligations.

The Dodd-Frank Act requires the FRB to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

CU Bancorp assumed approximately $12.37 million of junior subordinated debt securities issued to various business trust subsidiaries of Premier Commercial Bancorp and funded through the issuance of approximately $12.0 million of floating rate capital trust preferred securities. Because CU Bancorp has less than $15 billion in assets, the trust preferred securities that CU Bancorp assumed from Premier Commercial Bancorp will continue to be included in Tier 1 capital.

The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds), with implementation starting as early as July 2012. The statutory provision is commonly called the “Volcker Rule”. We do not currently anticipate that the Volcker Rule will have a material effect on our operations since we do not engage in the businesses prohibited by the Volcker Rule. We may incur costs, if we are required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material.

Subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 or as we will refer to as the Exchange Act, or no other person will own a greater percentage of that class of voting securities immediately after the acquisition. Our common stock is registered under Section 12 of the Exchange Act.

The Federal Reserve maintains a policy statement on minority equity investments in banks and bank holding companies, that generally permits investors to (i) acquire up to 33 percent of the total equity of a target bank or bank holding company, subject to certain conditions, including (but not limited to) that the investing firm does not acquire 15 percent or more of any class of voting securities, and (ii) designate at least one director, without triggering the various regulatory requirements associated with control.

Under California law, a person or entity proposing to directly or indirectly acquire control of a California bank must also obtain permission from the California Department of Financial Institutions. California statutes define “control” as either (i) indirectly or directly owning, controlling or having power to vote 25% or more of the voting securities of a bank; or (ii) to direct or cause the direction of the management and policies of a person, whether through the ownership of voting securities, by contract (other than a commercial contract for goods or non-management services), or otherwise; provided, however, that no individual shall be deemed to control a person solely on account of being a director, officer, or employee of such person. For purposes of paragraph (ii), a person who, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10 percent or more of the then outstanding voting securities issued by another person is presumed to control such other person.

As a bank holding company, we are required to obtain prior approval from the Federal Reserve before (i) acquiring all or substantially all of the assets of a bank or bank holding company, (ii) acquiring direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless we own a majority of such bank’s voting shares), or (iii) merging or consolidating with any other bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act of 1977.

Dividends

It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiary. Consistent with such policy, a banking organization should have comprehensive policies on dividend payments that clearly articulate the organization’s objectives and approaches for maintaining a strong capital position and achieving the objectives of the policy statement.

In 2009, the FRB issued a supervisory letter providing greater clarity to its policy statement on the payment of dividends by bank holding companies. In this letter, the Federal Reserve Board stated that when a holding company’s board of directors is deciding on the level of dividends to declare, it should consider, among other things, the following factors: (i) overall asset quality, potential need to increase reserves and write down assets, and concentrations of credit; (ii) potential for unanticipated losses and declines in asset values; (iii) implicit and explicit liquidity and credit commitments, including off-balance sheet and contingent liabilities; (iv) quality and level of current and prospective earnings, including earnings capacity under a number of plausible economic scenarios; (v) current and prospective cash flow and liquidity; (vi) ability to serve as an ongoing source of financial and managerial strength to depository institution subsidiaries insured by the FDIC, including the extent of double leverage and the condition of subsidiary depository institutions; (vii) other risks that affect the holding company’s financial condition and are not fully captured in regulatory capital calculations; (viii) level, composition, and quality of capital; and (ix) ability to raise additional equity capital in prevailing market and economic conditions (the “Dividend Factors”). It is particularly important for a bank holding company’s board of directors to ensure that the dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios. In addition, a bank holding company’s board of directors should strongly consider, after careful analysis of the Dividend Factors, reducing, deferring, or eliminating dividends when the quantity and quality of the holding company’s earnings have declined or the holding company is experiencing other financial problems, or when the macroeconomic outlook for the holding company’s primary profit centers has deteriorated. The FRB further stated that, as a general matter, a bank holding company should eliminate, defer or significantly reduce its distributions if: (i) its net income is not sufficient to fully fund the dividends, (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition, or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner.

Additionally, as discussed above, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices, or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by bank and bank holding companies.

The terms of our Subordinated Debentures also limit our ability to pay dividends on our common stock. If we are not current in our payment of dividends in our payment of interest on our Subordinated Debentures, we may not pay dividends on our common stock.

California law also limits a corporation’s ability to pay dividends. A corporation may make a distribution/dividend from retained earnings to the extent that the retained earnings exceed (a) the amount of the distribution plus (b) the amount if any, of dividends in arrears on shares with preferential dividend rights. Alternatively a corporation may make a distribution/dividend, if, immediately after the distribution, the value of its assets equals or exceeds the sum of (a) its total liabilities plus (b) the liquidation preference of any shares which have a preference upon dissolution over the rights of shareholders receiving the distribution/dividend.

Stock Redemptions and Repurchases

It is an essential principle of safety and soundness that a banking organization’s redemption and repurchases of regulatory capital instruments, including common stock, from investors be consistent with the organization’s current and prospective capital needs. In assessing such needs, the board of directors and management of a bank holding company should consider the Dividend Factors discussed above under “Dividends”. The risk-based capital rule directs bank holding companies to consult with the Federal Reserve before redeeming any equity or other capital instrument included in Tier 1 or Tier 2 capital prior to stated maturity, if such redemption could have a material effect on the level or composition of the organization’s capital base. Bank holding companies experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the appropriate Federal Reserve supervisory staff before redeeming or repurchasing common stock or other regulatory capital instruments for cash or other valuable consideration. Similarly, any bank holding company considering expansion, either through acquisitions or through new activities, also generally must consult with the appropriate Federal Reserve supervisory staff before redeeming or repurchasing common stock or other regulatory capital instruments for cash or other valuable consideration. In evaluating the appropriateness of a bank holding company’s proposed redemption or repurchase of capital instruments, the Federal Reserve will consider the potential losses that the holding company may suffer from the prospective need to increase reserves and write down assets from continued asset deterioration and the holding company’s ability to raise additional common stock and other Tier 1 capital to replace capital instruments that are redeemed or repurchased. A bank holding company must inform the FRB of a redemption or repurchase of common stock or perpetual preferred stock for cash or other value resulting in a net reduction of the bank holding company’s outstanding amount of common stock or perpetual preferred stock below the amount of such capital instrument outstanding at the beginning of the quarter in which the redemption or repurchase occurs. In addition, a bank holding company must advise the FRB sufficiently in advance of such redemptions and repurchases to provide reasonable opportunity for supervisory review and possible objection should the Federal Reserve determine a transaction raises safety and soundness concerns.

Regulation Y requires that a bank holding company that is not well capitalized or well managed, or that is subject to any unresolved supervisory issues, provide prior notice to the FRB for any repurchase or redemption of its equity securities for cash or other value that would reduce by 10 percent or more the holding company’s consolidated net worth aggregated over the preceding 12-month period.

Dividends from the Bank

The principal source of the holding company’s cash revenues is expected to be dividends from the Bank. The Bank is a legal entity that is separate and distinct from its holding company. The powers of the board of directors of the Bank to declare a cash dividend to the Bancorp are subject to California law, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DFI in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year. Future cash dividends by the Bank will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. In addition, as more fully discussed below, bank regulatory agencies, regulations and pronouncements limit the Bank’s ability to pay dividends to the Bancorp.

Annual Reporting; Examinations

The holding company is required to file an annual report with the FRB, and such additional information as the FRB may require. The FRB may examine a bank holding company and any of its subsidiaries, and charge the company for the cost of such an examination.

Imposition of Liability for Undercapitalized Subsidiaries

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires bank regulators to take “prompt corrective action” to resolve problems associated with insured depository institutions. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company “having control of” the undercapitalized institution “guarantees” the subsidiary’s compliance with the capital restoration plan until it becomes “adequately capitalized.” For purposes of this statute, the holding company has control of the Bank. Under FDICIA, the aggregate liability of all companies controlling a particular institution is limited to the lesser of five percent of the depository institution’s total assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with applicable capital standards. FDICIA grants greater powers to bank regulators in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior FRB approval of proposed distributions, or might be required to consent to a merger or to divest the troubled institution or other affiliates.

State Law Restrictions

As a California corporation, the holding company is subject to certain limitations and restrictions under applicable California corporate law. For example, state law restrictions in California include limitations and restrictions relating to indemnification of directors, distributions and dividends to stockholders (discussed above), transactions involving directors, officers or interested stockholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.

Bank Regulation

The Bank, as a California state-chartered bank, is subject to primary supervision and examination by the California Department of Financial Institutions (the “CDFI”), as well as the FDIC. Under the Federal Deposit Insurance Act (“FDI Act”) and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or subsidiaries of bank holding companies. Further, pursuant to amendments enacted by the Gramm-Leach-Bliley Act (“GLBA”), California banks may conduct certain “financial” activities in a subsidiary to the same extent as may a national bank, provided the bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the Community Reinvestment Act (“CRA”), which requires banks to help meet the credit needs of the communities in which they operate. The Bank currently has no financial subsidiaries.

Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, the nature and amount of and collateral for certain loans ,borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions.

California banks are also subject to statutes and regulations including Federal Reserve Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to “insiders”, including officers directors and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties. Dodd-Frank expanded definitions and restrictions on transactions with affiliates and insiders under Section 23A and 23B and also lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2012, the Bank was in compliance with the FHLB’s stock ownership requirement and our investment in FHLB capital stock totaled $4.9 million.

In addition to the foregoing, the following summary identifies some of the more significant laws, regulations, and policies that affect our operations; it is not intended to be a complete listing or description of all laws and regulations that apply to us and is qualified in its entirety by reference to the applicable laws and regulations.

Supervision and Enforcement Authority

The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate exposure; (5) asset growth and asset quality; and (6) compensation, fees and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DFI or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFI and the FDIC, and separately the FDIC, as insurer of the Bank’s deposits, have residual authority to:

•	Require affirmative action to correct any conditions resulting from any violation or practice;

•

Direct an increase in capital and the maintenance of higher specific minimum capital ratios, which may preclude the Bank from being deemed well-capitalized and restrict its ability to accept certain brokered deposits;

•	Restrict the Bank’s growth geographically, by products and services, or by mergers and acquisitions;

•

Enter into informal or formal enforcement orders, including memoranda of understanding, written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

•	Require prior approval of senior executive officer or director changes; remove officers and directors and assess civil monetary penalties; and

•	Take possession of and close and liquidate the Bank or appoint the FDIC as receiver.

Regulatory Capital

In general, the dollar amounts of assets and certain off-balance sheet items are “risk-adjusted” and assigned to various risk categories. The current risk-based capital guidelines for bank holding companies and banks adopted by the federal banking agencies are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards.

Qualifying capital is classified depending on the type of capital:

•

“Tier 1 capital” consists of common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. Qualifying Tier 1 capital may consist of trust-preferred securities, subject to certain criteria and quantitative limits for inclusion of restricted core capital elements in Tier 1 capital.

•

“Tier 2 capital” includes, among other things, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, qualifying term subordinated debt, preferred stock that does not qualify as Tier 1 capital, a limited amount of allowance for loan and lease losses.

•	“Tier 3 capital” consists of qualifying unsecured subordinated debt. The sum of Tier 2 and Tier 3 capital may not exceed the amount of Tier 1 capital.

In addition to the risk-based capital guidelines, federal banking regulatory agencies require banking organizations such as the Bancorp and the Bank to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated composite 1 under the “Composite Uniform Financial Institutions Rating System (“CAMELS”)” for banks, which indicates the lowest level of supervisory concern of the five categories used by the federal banking agencies to rate banking organizations (“5” being the highest level of supervisory concern), the minimum leverage ratio is 3 percent. For all banking organizations other than those rated composite 1 under the CAMELS system, the minimum leverage ratio is 4 percent. Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios above the minimum levels. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the federal banking agencies have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

Under the capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well-capitalized” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively. There is currently no Tier 1 leverage requirement for a holding company to be deemed well-capitalized. As set forth below, at December 31, 2012 the respective capital ratios of the Bancorp and the Bank exceeded the minimum percentage requirements to be deemed “well capitalized”.

Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. Federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant and have required many banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed well capitalized and may therefore be subject to restrictions on taking brokered deposits.

CU Bancorp and California United Bank Capital

The following table sets forth the regulatory capital guidelines and the actual capitalization levels for the Company and the Bank as of December 31, 2012:

	Adequately Capitalized	Well- Capitalized	CU Bancorp	California United Bank
	(greater than or equal to)
Total Risk-Based Capital Ratio	8.0%	10.0%	12.4%	11.6%
Tier 1 Risk-Based Capital Ratio	4.0%	6.0%	11.5%	10.7%
Tier 1 Leverage Capital Ratio	4.0%	5.0%	9.1%	8.6%

The federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future and have required many banks and bank holding companies subject to supervisory enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well-capitalized, in which case institutions may no longer be deemed well-capitalized and may therefore be subject to restrictions on taking brokered deposits.

Basel Capital and Liquidity Initiatives

The current risk-based capital guidelines which apply to the Bank are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision (“BIS”), a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. A new international accord, referred to as Basel II, became mandatory for large or “core” international banks outside the U.S. in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more) and emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements. It is optional for other banks. The regulatory agencies later issued a proposed rule for larger banks that would give banking organizations that do not use the advanced approaches the option to implement a new risk-based capital framework that would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk and related disclosure requirements. A definitive rule was not issued.

In late 2010, the Group of Governors and Heads of Supervision, the oversight body of the BIS, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III. If and when fully phased in, Basel III would require bank holding companies and their bank subsidiaries to maintain substantially more capital than currently required, with a greater emphasis on common equity. The Basel III capital framework, among other things:

•

introduces as a new capital measure, Common Equity Tier 1 (“CET1”), more commonly known in the United States as “Tier 1 Common,” and defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the adjustments as compared to existing regulations;

•

if fully phased in as currently proposed, requires covered banks to maintain: (i) a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%); (ii) an additional “SIFI buffer” for those large institutions deemed to be systemically important, ranging from 1.0% to 2.5%, and up to 3.5% under certain conditions; (iii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iv) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (v) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

•

an additional “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented.

U.S. banking regulators must also implement Basel III in conjunction with the provisions of Dodd-Frank related to increased capital and liquidity requirements. In June 2012, the federal banking agencies issued a series of proposed rules to conform U.S. regulatory capital rules to Basel III. The proposed revisions, if adopted, would establish new higher capital ratio requirements, narrow the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets. The proposed new capital requirements would apply to all banks, savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies regardless of asset size. It is unclear whether, if, or in what form Basel III will be adopted. A summary of the proposed regulatory changes is set forth below.

•

New and Increased Capital Requirements. The proposed rules would establish a new capital measure called “Common Equity Tier I Capital” consisting of common stock and related surplus, retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries. Unlike the current rules which exclude unrealized gains and losses on available-for-sale debt securities from regulatory capital, the proposed rules would generally require accumulated other comprehensive income to flow through to regulatory capital. Depository institutions and their holding companies would be required to maintain Common Equity Tier I Capital equal to 4.5% of risk-weighted assets by 2015. Additionally, the proposed regulations would increase the required ratio of Tier I Capital to risk-weighted assets from the current 4% to 6% by 2015. Tier I Capital would consist of Common Equity Tier I Capital plus Additional Tier I Capital which would include non-cumulative perpetual preferred stock. Neither cumulative preferred stock (other than certain preferred stock issued to the U.S. Treasury) nor trust preferred securities would qualify as Additional Tier I Capital but could be included in Tier II Capital along with qualifying subordinated debt. The proposed regulations would also require a minimum Tier I leverage ratio of 4% for all institutions. The minimum required ratio of total capital to risk-weighted assets would remain at 8%.

•

Capital Buffer Requirement. In addition to increased capital requirements, depository institutions and their holding companies may be required to maintain a capital buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer would be subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement would be phased in over a four-year period beginning in 2016. The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier I Capital, 8.5% Tier I Capital and 10.5% Total Capital on a fully phased-in basis.

•

Changes to Prompt Corrective Action Capital Categories. The Prompt Corrective Action rules would be amended to incorporate a Common Equity Tier I Capital requirement and to raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization would be required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier I Risk-Based Capital Ratio, a 4.5% Common Equity Tier I Risk Based Capital Ratio and a 4% Tier I Leverage Ratio. To be well capitalized, a banking organization would be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier I Risk-Based Capital Ratio, a 6.5% Common Equity Tier I Risk-Based Capital Ratio and a 5% Tier I Leverage Ratio.

•

Additional Deductions from Capital. Banking organizations would be required to deduct goodwill and certain other intangible assets, net of associated deferred tax liabilities, from Common Equity Tier I Capital. Deferred tax assets arising from temporary timing differences that could not be realized through net operating loss (“NOL”) carrybacks would continue to be deducted but deferred tax assets that could be realized through NOL carrybacks would not be deducted but would be subject to 100% risk weighting. Defined benefit pension fund assets, net of any associated deferred tax liability, would be deducted from Common Equity Tier I Capital unless the banking organization has unrestricted and unfettered access to such assets. Reciprocal cross-holdings of capital instruments in any other financial institutions would now be deducted from capital, not just holdings in other depository institutions. For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders. Banking organizations would also be required to deduct non-significant investments (less than 10% of outstanding stock) in other financial institutions to the extent these exceed 10% of Common Equity Tier I Capital subject to a 15% of Common Equity Tier I Capital cap. Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier I Capital. If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier I Capital, the excess must be deducted.

•

Changes in Risk-Weightings. The proposed rules would apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and significant (greater than 10%) investments in other financial institutions. The proposal also would also change the risk-weighting for residential mortgages and would create a new 150% risk-weighting category for “high volatility commercial real estate loans” which are credit facilities for the acquisition, construction or development of real property other than one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

The proposed rules were to become effective in stages beginning January 1, 2013 through 2019, however in the fourth quarter of 2012, the implementation of Basel III and these regulations was postponed indefinitely in response to the large number of comment letters received by the agencies with regard to the proposed rulemaking. While the proposed new regulatory capital requirements would likely result in generally higher regulatory capital standards for the Company, it is difficult at this time to predict when or how many of the proposed provisions will ultimately be adopted or whether broader exemptions may be provided for community banks or smaller holding companies. In addition, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The regulations ultimately applicable to the Company may be substantially different from the Basel III final framework as proposed initially. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends and require the raising of additional capital. The Company cannot be certain how the regulators will implement requirements of the Dodd-Frank Act that are similar to Basel III.

Prompt Corrective Action Authority

The FDI Act provides a framework for regulation of depository institutions and their affiliates, including parent holding companies, by their federal banking regulators. Among other things, it requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Supervisory actions by the appropriate federal banking regulator under the prompt corrective action rules generally depend upon an institution’s classification within five capital categories as defined in the regulations. The relevant capital measures are the capital ratio, the Tier 1 capital ratio, and the leverage ratio. However, the federal banking agencies have also adopted non-capital safety and soundness standards to assist examiners in identifying and addressing potential safety and soundness concerns before capital becomes impaired. These include operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset quality and growth, (v) earnings, (vi) risk management, and (vii) compensation and benefits.

A depository institution’s capital tier under the prompt corrective action regulations will depend upon how its capital levels compare with various relevant capital measures and the other factors established by the regulations. A bank will be: (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratio, if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

The FDI Act generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company, if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The regulatory agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The appropriate federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The FDI Act provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for a hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

Brokered Deposit Restrictions

Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. CUB is eligible to accept brokered deposits but, except with regard to reciprocal deposits related to CDARS and ICS products, does not utilize brokered deposits at this time and has no current intention of doing so in the near term.

Loans to One Borrower

With certain limited exceptions, the maximum amount that a California bank may lend to any borrower at any one time (including the obligations to the bank of certain related entities of the borrower) may not exceed 25 percent (and unsecured loans may not exceed 15 percent) of the bank’s stockholders’ equity, allowance for loan loss, and any capital notes and debentures of the bank. The Bank by policy has lower “house limits” that it generally will not exceed without the approval of the Directors Loan Committee.

Extensions of Credit to Insiders and Transactions with Affiliates

The Federal Reserve Act and Federal Reserve Regulation O place limitations and conditions on loans or extensions of credit to:

•

a bank or bank holding company’s executive officers, directors and principal stockholders (i.e., in most cases, those persons who own, control or have power to vote more than 10 percent of any class of voting securities);

•	any company controlled by any such executive officer, director or stockholder; or

•	any political or campaign committee controlled by such executive officer, director or principal stockholder.

Such loans and leases:

•	must comply with loan-to-one-borrower limits;

•	require prior full board approval when aggregate extensions of credit to the person exceed specified amounts;

•

must be made on substantially the same terms (including interest rates and collateral) and follow credit-underwriting procedures no less stringent than those prevailing at the time for comparable transactions with non-insiders;

•	must not involve more than the normal risk of repayment or present other unfavorable features; and

•	in the aggregate must not exceed the bank’s unimpaired capital and unimpaired surplus.

The California Financial Code and DFI regulations adopt and apply Regulation O to the Bank and provide additional limitations on loans to affiliates.

Concentration in Commercial Real Estate Lending

As a part of its regulatory oversight, the federal regulators have issued guidelines on sound risk management practices to address a financial institution’s concentrations in commercial real estate (“CRE”) lending activities. The guidelines identify certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis surrounding the institution’s CRE concentration risk. The guidelines are designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the guidelines establish two concentration levels. First, a concentration is deemed to exist if the institution’s total construction, land development and other land loans represent 100 percent or more of total risk-based capital (“CRE 1 Concentration”). Second, a concentration will be deemed to exist if total loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm residential properties (excluding loans secured by owner-occupied properties) represent 300% or more of total risk-based capital (“CRE 2 Concentration”) and the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 month period. As of December 31, 2012, the Bank’s CRE 1 Concentration level was 41 percent and the Bank’s CRE 2 Concentration level was 275 percent, pursuant to guidelines and definitions promulgated by regulatory agency dealing with commercial real estate concentrations. We have concluded that we do not have a concentration in commercial real estate lending under the foregoing standards at this time.

Affiliate Transactions

The Bank also is subject to certain restrictions imposed by Federal Reserve Act Sections 23A and 23B, as amended by Dodd-Frank, and Federal Reserve Regulation W on any extensions of credit by the Bank to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Affiliates include parent holding companies; sister banks, sponsored and advised companies, financial subsidiaries (but not operating subsidiaries or other permissible bank subsidiaries) and investment companies where the Bank’s affiliate serves as investment advisor. Sections 23A and 23B and Regulation W generally:

•	prevent any affiliates from borrowing from the bank unless the loans are secured by marketable obligations of designated amounts;

•	limit such loans and investments to or in any affiliate individually to 10 percent of the bank’s capital and surplus;

•	limit such loans and investments to all affiliates in the aggregate to 20 percent of the bank’s capital and surplus; and

•

require such loans and investments to or in any affiliate to be on terms and under conditions substantially the same or at least as favorable to the bank as those prevailing for comparable transactions with non-affiliated parties.

Additional restrictions on transactions with affiliates may be imposed on the Bank under the FDI Act’s prompt corrective action regulations and the supervisory authority of the federal and state banking agencies.

Restrictions on Dividends

As a California state-chartered bank, the Bank may not pay cash dividends in an amount which exceeds the lesser of the retained earnings of the Bank or the Bank’s net income for the last three fiscal years (less the amount of distributions to shareholders during that period of time). If the above test is not met, cash dividends may only be paid with the prior approval of the DFI, in an amount not exceeding the Bank’s net income for its last fiscal year or the amount of its net income for the current fiscal year. Such restrictions do not apply to stock dividends, which generally require neither the satisfaction of any tests nor the approval of the DFI. Notwithstanding the foregoing, if the DFI finds that the shareholders’ equity is not adequate or that the declarations of a dividend would be unsafe or unsound, the DFI may order the Bank not to pay any dividend.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. Pursuant to Dodd-Frank, the maximum deposit insurance amount has been permanently increased to $250,000 per depositor. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Due to the number of bank failures and losses incurred by DIF in recent years, as well as the recent extraordinary programs in which the FDIC has been involved to support the banking industry generally, the FDIC’s DIF was substantially depleted and the FDIC incurred substantially increased operating costs. In November, 2009, the FDIC adopted a requirement for institutions to prepay in 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The Bank prepaid its assessments based on the calculations of the projected assessments at that time.

As required by Dodd-Frank, the FDIC adopted a DIF restoration plan which became effective on January 1, 2011. Among other things, the plan: (1) raises the minimum designated reserve ratio, which the FDIC is required to set each year, to 1.35 percent (from the former minimum of 1.15 percent) and removes the upper limit on the designated reserve ratio (which was formerly capped at 1.5 percent) and consequently on the size of the fund; (2) requires that the fund reserve ratio reach 1.35 percent by 2020; (3) eliminates the requirement that the FDIC provide dividends from the fund when the reserve ratio is between 1.35 percent and 1.5 percent; and (4) continues the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5 percent, but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. The FDI Act continues to require that the FDIC’s Board of Directors consider the appropriate level for the designated reserve ratio annually and, if changing the designated reserve ratio, engage in notice-and-comment rulemaking before the beginning of the calendar year. The FDIC has set a long-term goal of getting its reserve ratio up to 2% of insured deposits by 2027. In connection with these changes, we expect our FDIC deposit insurance premiums to increase.

On February 7, 2011, the FDIC approved a final rule, as mandated by Dodd-Frank, changing the deposit insurance assessment system from one that is based on total domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the final rule creates a scorecard-based assessment system for larger banks (those with more than $10 billion in assets) and suspends dividend payments if the DIF reserve ratio exceeds 1.5 percent, but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. Larger insured depository institutions will likely pay higher assessments to the DIF than under the old system. Additionally, the final rule includes an adjustment for depository institution debt whereby an institution would pay an additional premium equal to 50 basis points on every dollar of long-term, unsecured debt held as an asset that was issued by another insured depository institution to the extent that all such debt exceeds 3 percent of the other insured depository institution’s Tier 1 capital. The new rule became effective for the quarter beginning April 1, 2011.

As part of the Dodd-Frank Act, FDIC deposit insurance was temporarily increased to provide unlimited deposit insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions, which was later amended to include Interest on Lawyers Trust Accounts (“IOLTA”) within the definition of noninterest-bearing transaction accounts. This unlimited coverage for noninterest-bearing transaction accounts expired on December 31, 2012. The expiration of the program could cause depositors of the Bank to withdraw deposits in excess of FDIC–insured levels. The withdrawal of these deposits could cause stress on the Bank’s liquidity. Furthermore, the withdrawal of these deposits could negatively impact the Bank’s aggregate cost of funds by reducing the percentage of Bank’s non-interest bearing deposits to total deposits. The Bank has implemented certain programs to address these issues which are available to appropriate customers, as described elsewhere herein. Our FDIC insurance expense totaled $719,000 for 2012. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds to fund interest payments on bonds to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DFI.

Depositor Preference

The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institutions, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured non-deposit creditors, with respect to any extensions of credit they have made to such insured depository institution.

Audit Requirements

The Bank is required to have an annual independent audit, alone or as a part of its bank holding company’s audit, and to prepare all financial statements in accordance with U.S. generally accepted accounting principles. The holding company has an annual independent audit; the Bank does not have a separate independent audit. CU Bancorp’s Audit Committee serves as the Audit Committee for the Bank and is composed entirely of independent directors. As required by NASDAQ, the Bancorp has certified that its audit committee has adopted formal written charters and meets the requisite number of directors, independence, and qualification standards. The combined Audit Committee meets NASDAQ and bank regulatory agency requirements.

Under the Sarbanes-Oxley Act, Management is required to assess the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2012. These assessments are included in Part II — Item 9A — “Controls and Procedures.”

Anti-Money Laundering and OFAC Regulation

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act of 1970 (“BSA”) and subsequent laws and regulations require the Bank to take steps to prevent the use of the Bank or its systems from facilitating the flow of illegal or illicit money and to file suspicious activity reports. Those requirements include ensuring effective Board and management oversight, establishing policies and procedures, developing effective monitoring and reporting capabilities, ensuring adequate training and establishing a comprehensive internal audit of BSA compliance activities. The USA Patriot Act of 2001 (“Patriot Act”) significantly expanded the anti-money laundering (“AML”) and financial transparency laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Regulations promulgated under the Patriot Act impose various requirements on financial institutions, such as standards for verifying client identification at account opening and maintaining expanded records (including “Know Your Customer” and “Enhanced Due Diligence” practices) and other obligations to maintain appropriate policies, procedures and controls to aid the process of preventing, detecting, and reporting money laundering and terrorist financing.

An institution subject to the Patriot Act must provide AML training to employees, designate an AML compliance officer and annually audit the AML program to assess its effectiveness. The federal regulatory agencies continue to issue regulations and new guidance with respect to the application and requirements of BSA and AML. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. Based on their administration by Treasury’s Office of Foreign Assets Control (“OFAC”), these are typically known as the “OFAC” rules. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.

Failure of a financial institution to maintain and implement adequate BSA, AML and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Community Reinvestment Act

Under the Community Reinvestment Act of 1977 (“CRA”), the Bank has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities and to take that record into account in its evaluation of certain applications by such institution, such as applications for charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions or engage in certain activities pursuant to the GLB Act. An unsatisfactory rating may be the basis for denying the application. Based on its most recent examination report from May 2010, the Bank received an overall rating of “Outstanding”, the highest rating possible.

Consumer Compliance and Fair Lending Laws

The Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the USA PATRIOT Act of 2001, the Bank Secrecy Act, the Foreign Account Tax Compliance Act (effective 2013), the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which constitutes part of the Dodd-Frank Act. The enforcement of Fair Lending laws has been an increasing area of focus for regulators, including the FDIC and CFPB. Fair Lending laws related to extensions of credit are included in The Equal Credit Opportunity Act and the Fair Housing Act which prohibit discrimination in residential real estate and credit transactions based on race, color, national origin, sex, marital status, familial status, religion, age, physical ability, the fact that all or part of the applicant’s income derives from a public assistance program or the fact that the applicant has exercised any right under the Consumer Credit Protection Act. Under the Fair Lending laws, lenders can also be liable for policies which have a disparate impact on, or result in disparate treatment of, a protected class of applicants or borrowers. Lenders are required to have a Fair Lending program that is of sufficient scope to monitor the inherent Fair Lending risk of the institution and that appropriately remediates any issues which are identified. Generally, regulatory agencies are required to refer fair lending violations to the Department of Justice for investigation.

In addition, federal law and certain state laws (including California) currently contain client privacy protection provisions. These provisions limit the ability of banks and other financial institutions to disclose non-public information about consumers to affiliated companies and non-affiliated third parties. These rules require disclosure of privacy policies to clients and, in some circumstance, allow consumers to prevent disclosure of certain personal information to affiliates or non-affiliated third parties by means of “opt out” or “opt in” authorizations. Pursuant to the GLB Act and certain state laws (including California) companies are required to notify clients of security breaches resulting in unauthorized access to their personal information.

The Dodd-Frank Act provides for the creation of the Bureau of Consumer Financial Protection (CFPB) as an independent entity within the Federal Reserve. This bureau is a new regulatory agency for United States banks. It has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The bureau’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining banks consumer transactions, and enforcing rules related to consumer financial products and services. Banks with less than $10 billion in assets, such as the Bank, will continue to be examined for compliance by their primary federal banking agency which for the Bank is the FDIC.

Customer Information Security

The FRB and other bank regulatory agencies have adopted final guidelines for safeguarding confidential, personal customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. We have adopted a customer information security program to comply with such requirements.

Privacy

The Gramm-Leach-Bliley Act of 1999 and the California Financial Information Privacy Act require financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statutes require explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required by law, prohibit disclosing such information except as provided in the Bank’s policies and procedures. CUB has implemented privacy policies addressing these restrictions which are distributed regularly to all existing and new customers of the Bank.

Hazardous Waste Clean-Up and Climate-Related Risk

Our primary exposure to environmental laws is through our lending activities and through properties or businesses we may own, lease or acquire since we are not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment. Based on a general survey of the Bank’s loan portfolio, conversations with local appraisers and the type of lending currently and historically done by the Bank, we are not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of December 31, 2012. In addition, we are not aware of any physical or regulatory consequence resulting from climate change that would have a material adverse effect upon the Company.

Federal Banking Agencies Compensation Guidelines

Guidelines adopted by the federal banking agencies prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In June 2010, the federal bank regulatory agencies jointly issued additional comprehensive guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

On February 7, 2011, the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) approved a joint proposed rulemaking to implement Section 956 of the Dodd-Frank for banks with $1 billion or more in assets. Section 956 prohibits incentive-based compensation arrangements which encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses. The rule would move the U.S. closer to aspects of international compensation standards by 1) requiring deferral of a substantial portion of incentive compensation for executive officers of particularly large institutions described above; 2) prohibiting incentive-based compensation arrangements for covered persons that would encourage inappropriate risks by providing excessive compensation; 3) prohibiting incentive-based compensation arrangements for covered persons that would expose the institution to inappropriate risks by providing compensation that could lead to a material financial loss; 4) requiring policies and procedures for incentive-based compensation arrangements that are commensurate with the size and complexity of the institution; and 5) requiring annual reports on incentive compensation structures to the institution’s appropriate Federal regulator.

The scope, content and application of the U.S. banking regulators’ policies on incentive compensation continue to evolve in the aftermath of the economic downturn. We cannot determine at this time whether compliance with such policies will adversely affect the ability of the Bank to hire, retain and motivate key employees.

Available Information

We maintain an Internet website at www.californiaunitedbank.com, and a website for CUB at www.californiaunitedbank.com. At www.cubancorp.com and via the “Investor Relations” link at the Bank’s website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of the Company’s filings on the SEC site. These documents may also be obtained in print upon request by our stockholders to our Investor Relations Department.

We have adopted a written code of ethics that applies to all directors, officers and employees of the Company, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder. The code of ethics, which we call our Principles of Business Conduct and Ethics, is available on our corporate website, www.cubancorp.com in the section entitled “Corporate Governance.” In the event that we make changes in, or provide waivers from, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate website in such section. In the Corporate Governance section of our corporate website, we have also posted the charters for our Audit Committee and our Compensation, Nomination and Corporate Governance Committee. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our website.

Our Investor Relations Department can be contacted at CU Bancorp, 15821 Ventura Boulevard, Suite 100, Encino, CA 91436, Attention: Investor Relations, telephone (818) 257-7700, or via e-mail to Kschoenbaum@cunb.com.

All website addresses given in this document are for information only and are not intended to be an active link or to incorporate any website information into this document.

ITEM 1A — RISK FACTORS

In addition to the other information on the risks we face and our management of risk contained in this Annual Report on Form 10-K or in our other SEC filings, the following are significant risks which may affect us. Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results and prospects and the value and price of our common stock could decline. The risks identified below are not intended to be a comprehensive list of all risks we face and additional risks that we may currently view as not material may also impair our business operations and results.

Readers and prospective investors in our securities should carefully consider the following risk factors as well as the other information contained or incorporated by reference in this report. This report is qualified in its entirety by these risk factors.

RISKS RELATED TO THE BANKING INDUSTRY

Difficult Economic and Market Conditions Have Adversely Affected Our Industry

Our financial performance generally, and the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of the collateral securing those loans, is highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. Although the U.S. and local economy has recently showed signs of improvement, certain sectors, such as real estate, remain soft, and unemployment, although improved, remains high in general and in the markets in which we operate. Local governments and many businesses are still experiencing serious difficulties. In addition, concerns about the performance of international economies, including the potential impact of the European debt crises and economic conditions in Asia, can impact the economy here in the United States. These economic pressures on consumers and businesses may adversely affect our business, financial condition, results of operations and stock price. In particular, we may face the following risks in connection with these events:

•	Current deadlock in Congress and the possibility of the “sequester” could increase unemployment and damage the economic recovery.

•

Our banking operations are concentrated primarily in southern California. The State of California has recently experienced significant fiscal challenges, of which the longterm effects on the State’s economy cannot be predicted. Further deterioration of the economic conditions in Southern California could impair borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, and erode the value of loan collateral. These conditions could increase the amount of our non-performing assets and have an adverse effect on our efforts to collect our non-performing loans or otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us, if at all, and could also cause a decline in demand for our products and services, or a lack of growth or a decrease in deposits, any of which may cause us to incur losses, adversely affect our capital, and hurt our business.

U.S. Financial Markets and Economic Conditions Could Adversely Affect Our Liquidity, Results of Operations and Financial Condition

As described in “Supervision and Regulation”, the impact of adverse economic events has been particularly acute in the financial sector. Although the Bank is well-capitalized and has not suffered any significant liquidity issues as a result of these events, the cost and availability of funds may be adversely and the demand for our products and services may decline if the recovery from the recession is stalled. In view of the concentration of our operations and the collateral securing our loan portfolio in Southern California, we may be particularly susceptible to adverse economic conditions in the state of California.

International Financial Markets, Oil Supply and Instability Could Impede the U.S. Economic Recovery

International turmoil, particularly in the Middle East, North Africa or other oil producing areas could negatively impact the flow of oil to the U.S. resulting in higher prices and/or reduced availability which could negatively impact the U.S. economic recovery. In addition, there is the possibility of governments hostile to the U.S. coming to power in these strategic areas. The current situation with Iran and increased economic sanctions may increase the cost of oil to Europe and the United States.

Further Disruptions In The Real Estate Market Could Materially And Adversely Affect Our Business

In conjunction with the recent financial crisis, the real estate market experienced a slow-down due to negative economic trends and credit market disruption, the impacts of which are not yet completely known or quantified. At December 31, 2012, 50% and 6% of our total gross loans were comprised of commercial real estate and real estate construction loans, respectively. While the real estate market has shown signs of recovery, we continue to observe in the marketplace tighter credit underwriting and higher premiums on liquidity, both of which may continue to place downward pressure on real estate values. Any further downturn in the real estate market could materially and adversely affect our business because a significant portion of our loans are secured by real estate. Our ability to recover on defaulted non-covered loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on loans. Substantially all of our real property collateral is located in Southern California. If there is a further decline in real estate values, especially in Southern California, the collateral for our non-covered loans would provide less security. Real estate values could be affected by, among other things, a worsening of economic conditions, an increase in foreclosures, a decline in home sale volumes, an increase in interest rates, continued high levels of unemployment, earthquakes and other natural disasters particular to California.

Additional Requirements Imposed By The Dodd-Frank Act And Related Regulation Could Adversely Affect Us

Recent government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements, including expansive financial services regulatory reform legislation. The Dodd-Frank Act provided for sweeping regulatory changes including the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment; the requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries; enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks; additional corporate governance and executive compensation requirements; enhanced financial institution safety and soundness regulations, revisions in FDIC insurance assessment fees and a permanent increase in FDIC deposit insurance coverage to $250,000; authorization for financial institutions to pay interest on business checking accounts through 2012; and the establishment of new regulatory bodies, such as the Bureau of Consumer Financial Protection and the Financial Services Oversight Counsel, to identify emerging systemic risks and improve interagency cooperation. Many of the provisions remain subject to final rulemaking and/or study. Accordingly, we cannot fully assess its impact on our operations and costs until final regulations are adopted and implemented.

Current and future legal and regulatory requirements, restrictions, and regulations, including those imposed under the Dodd-Frank Act, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations, may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and related regulations and may make it more difficult for us to attract and retain qualified executive officers and employees.

We May Become Subject To More Stringent Capital Requirements

The U.S. federal bank regulators have jointly proposed new capital requirements on banks and bank holding companies as required by the Dodd-Frank Act which incorporates the elements of Basel Committee Basel III agreements and which, may have the effect of raising our capital requirements and imposing new capital requirements beyond those required by current law when ultimately enacted. While compliance with Basel III has been deferred, increased regulatory capital requirements (and the associated compliance costs) whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may impact our ability to pay dividends and may have a material adverse effect on our business, liquidity, financial condition and results of operations.

Further Significant Changes In Banking Laws Or Regulations And Federal Monetary Policy Could Materially Affect Our Business

The banking industry is subject to extensive federal and state regulation, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. Also, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects our credit conditions, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowing, and bank reserve requirements. A material change in these conditions would affect our results. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. For further discussion of the regulation of financial services, see “Supervision and Regulation.”

We cannot predict the substance or impact of any change in regulation, whether by regulators or as a result of legislation, or in the way such statutory or regulatory requirements are interpreted or enforced. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business practices, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.

We are subject to extensive laws and regulations and supervision, and may become subject to future laws and regulations and supervision, if any, that may be enacted, that could limit or restrict our activities, may hamper our ability to increase our assets and earnings, and could adversely affect our profitability.

Bank Clients Could Move Their Money to Alternative Investments Causing Us to Lose a Lower Cost Source of Funding

Demand deposits can decrease when clients perceive alternative investments, as providing a better risk/return tradeoff. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts offered by other out-of-area financial institutions or non-bank service providers. Additionally, if the economy continues to trend upward, customers may withdraw deposits to utilize them to fund business expansion or equity investment. When clients move money out of bank demand deposits, we lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income.

Several rating agencies publish unsolicited ratings of the financial performance and relative financial health of many banks, including CUB, based on publicly available data. As these ratings are publicly available, a decline in the Bank’s ratings may result in deposit outflows or the inability of the Bank to raise deposits in the secondary market as broker-dealers and depositors may use such ratings in deciding where to deposit their funds.

Our Business Is Subject To Interest Rate Risk And Fluctuations In Interest Rates Could Reduce Our Net Interest Income And Adversely Affect Our Business.

A substantial portion of our income is derived from the differential, or “spread,” between the interest earned on loans, investment securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. The interest rate risk inherent in our lending, investing, and deposit taking activities is a significant market risk to us and our business. Income associated with interest earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates. The magnitude and duration of changes in interest rates, events over which we have no control, may have an adverse effect on net interest income. Prepayment and early withdrawal levels, which are also impacted by changes in interest rates, can significantly affect our assets and liabilities. Increases in interest rates may adversely affect the ability of our floating rate borrowers to meet their higher payment obligations, which could in turn lead to an increase in non-performing assets and net charge-offs.

Generally, the interest rates on our interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent, or on the same basis. Even assets and liabilities with similar maturities or periods of re-pricing may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in general market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in general market rates. Certain assets, such as fixed and adjustable rate mortgage loans, have features that limit changes in interest rates on a short-term basis and over the life of the asset.

We seek to minimize the adverse effects of changes in interest rates by structuring our asset-liability composition to obtain the maximum spread. We use interest rate sensitivity analysis and a simulation model to assist us in estimating the optimal asset-liability composition. However, such management tools have inherent limitations that impair their effectiveness. There can be no assurance that we will be successful in minimizing the adverse effects of changes in interest rates.

The Company Has Liquidity Risk

Liquidity risk is the risk that the Company will have insufficient cash or access to cash to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. The Company mitigates liquidity risk by establishing and accessing lines of credit with various financial institutions and having back-up access to the brokered Certificate of Deposits “CD’s” markets (which it has not utilized). Results of operations could be affected if the Company were unable to satisfy current or future financial obligations. See Part II, Item 7, “Liquidity” for more information.

Severe Weather, Natural Disasters, Acts of War or Terrorism and Other External Events Could Significantly Impact the Company’s Business

Severe weather, fire, natural disasters such as earthquakes, or tsunamis, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Bank’s deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

The Business of the Company is Subject to Other Risks Beyond Its Control

In addition to the inherent risks associated with Company, including lending and investing funds, the continued financial success of the Company depend somewhat on factors which are beyond its control. Conditions such as foreign, national and local economic conditions, inflation, governmental monetary policies, the supply and demand for investable funds, interest rates, scarce natural resources, international disorders, terrorism, federal, state and local laws and regulations affecting the financial services industry, and other factors may adversely affect the Company’s profitability.

RISKS RELATED TO CREDIT

We May Suffer Losses in Our Loan Portfolio Despite Our Underwriting Practices

We mitigate the risks inherent in our loan portfolio by adhering to sound and proven underwriting practices, managed by experienced and knowledgeable credit professionals. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns, and cash flow projections, valuations of collateral based on reports of independent appraisers and verifications of liquid assets. Although we believe that our underwriting criteria is appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan loss.

Our Allowance for Loan Loss May Not be Adequate to Cover Actual Losses

We maintain an allowance for loan loss on organic loans, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of risk of losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for possible loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; limited loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio as well as levels utilized by peers. The determination of the appropriate level of the allowance for loan loss inherently involves a high degree of subjectivity and requires the Bank to make significant estimates of current credit risks and future trends, all of which may undergo material changes.

Continuing deterioration in economic conditions affecting borrowers and collateral, new information regarding existing loans, identification of problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan loss. In addition, bank regulatory agencies periodically review the Bank’s allowance for loan loss and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan loss; the Bank will need additional provisions to increase the allowance for loan loss. Any increases in the allowance for loan loss will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Allowance for loan loss” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for loan loss.

Our Use Of Appraisals In Deciding Whether To Make A Loan On Or Secured By Real Property Does Not Ensure The Value Of The Real Property Collateral

In considering whether to make a loan secured by real property, we require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property.

Liabilities From Environmental Regulations Could Materially And Adversely Affect Our Business And Financial Condition

In the course of the Bank’s business, the Bank may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. The Bank may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clear up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of any contaminated site, the Bank may be subject to common law claims by third parties based on damages, and costs resulting from environmental contamination emanating from the property. If the Bank ever becomes subject to significant environmental liabilities, the Company’s business, financial condition, liquidity, and results of operations could be materially and adversely affected.

Inflation and Deflation May Adversely Affect Our Financial Performance

The Consolidated Financial Statements and related financial data presented in this report have been prepared in accordance with accounting principles generally accepted in the United States. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation or deflation. The primary impact of inflation on our operations is reflected in increased operating costs. Conversely, deflation will tend to erode collateral values and diminish loan quality. Virtually all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

RISK RELATED TO LEGISLATION AND REGULATION

We Are Subject to Extensive Regulation by California and Federal Regulatory Authorities

We are subject to extensive governmental regulation and control. Moreover, future government policy could adversely affect our operations, as well as the entire banking industry. Consequently, we cannot presently predict whether or in what form any future legislation and/or government policies will be adopted. We also cannot be assured that future legislation and regulatory policies will not adversely affect the banking industry and our operations. For additional information, please refer to the subsection entitled “ITEM 1 — BUSINESS — Supervision and Regulation” herein.

Significant Changes in Banking Laws or Regulations and Federal Monetary Policy Could Materially Affect Our Business

The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeals of, existing laws which may cause results to differ materially. Also, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects our credit conditions, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowing, and bank reserve requirements. A material change in these conditions would affect our results. Parts of our business are also subject to federal and state securities laws and regulations. Significant changes in these laws and regulations would also affect our business. For further discussion of the regulation of financial services, including a description of significant recently-enacted legislation and other regulatory initiatives taken in response to the recent financial crisis, see “Supervision and Regulation”.

We May Be Subject To More Stringent Capital Requirements

As discussed previously, the Dodd-Frank Act creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital requirements as companies grow in size and complexity. These requirements, and any other new regulations, in addition to regulatory agency requirements, could require us to reduce business levels or to raise capital, including in ways that may adversely affect our results of operations or financial condition.

Additionally, the enforcement of Basel III may require additional capital for banks. The ultimate impact of the new capital and liquidity standards cannot be determined at this time and will depend on a number of factors, including treatment and implementation by the U.S. banking regulators.

The Dodd-Frank Act Repeal Of Federal Prohibitions On Payment Of Interest On Demand Deposits Could Increase Our Interest Expense

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, financial institutions can offer interest on demand deposits to compete for clients. Our interest expense will increase and our net interest margin will decrease, if the Bank begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operations.

FDIC Deposit Insurance Premiums Have Increased Substantially in Prior Years and May Increase Further, Which May Adversely Affect Our Results of Operations

The Bank’s FDIC insurance expense for the years ended December 31, 2012, 2011, 2010 and 2009 amounted to $719,000, $764,000, $830,000 and $713,000, respectively. CUB’s FDIC insurance expense for the year ended December 31, 2011 decreased by $66,000 or 8.0% over 2010. This decrease was the result of several factors, including the methodology in which is calculated, and a decrease in the factors that are applied to the Bank. FDIC insurance is based on assets and is no longer calculated on insurable deposits. The expense for the 2009 period included a $185,000 special assessment imposed in June 2009. Our level of deposits increased materially in 2010, through organic growth and the acquisition of California Oaks State Bank. In 2010, California Oaks State Bank’s FDIC insurance expense was $258,000. Our current level of FDIC insurance expense, as well as any further increases thereto, will continue to adversely affect the operating results of the Bank. It is generally expected that assessment rates will continue to increase in the near term due to the cost of bank failures, the relatively large number of troubled banks, and the requirements relative to the reserve ratio contained in the Dodd-Frank legislation. Any increase in assessments may adversely impact the future earnings of the Bank.

Limits on Our Ability to Lend

The Bank’s legal lending limit as of December 31, 2012 was approximately $30 million for secured loans and $18 million for unsecured loans. Accordingly, the size of the loans which we can offer to potential customers is less than the size of loans which many of our competitors with larger lending limits can offer. Our legal lending limit affects our ability to seek relationships with the region’s larger and more established businesses.

Changes in Accounting Standards or Tax Legislation

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board (“FASB”) and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements or elected representatives approve changes to tax laws. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.

BUSINESS STRATEGY RISK

We Compete Against Larger Banks and Other Institutions

We face substantial competition for deposits and loans in our market place. Competition for deposits primarily come from other commercial banks, savings institutions, thrift and loan associations, money market and mutual funds and other investment alternatives. Competition for loans come from other commercial banks, savings institutions, mortgage banking firms, thrift and loan associations and other financial intermediaries. Our larger competitors, by virtue of their larger capital resources, have substantially greater lending limits than we have. They also provide certain services for their customers, including trust and investment services and international banking, which we only are able to offer indirectly through our correspondent relationships. In addition, they have greater resources and are able to pay more on deposits for strategic purposes.

Changes in Interest Rates Affect Our Profitability

We derive our income mainly from the difference or “spread” between the interest we earn on loans, securities, and other interest-earning assets, and interest we pay on deposits, borrowings, and other interest-bearing liabilities. In general, the wider this spread, the more we earn. When market rates of interest change, the interest we earn on our assets and the interest we pay on our liabilities fluctuate. This causes our spread to increase or decrease and affects our net interest income. Although we actively manage our asset and liability positions, we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” would work against us, and our earnings may be negatively affected. Also, in declining interest rate environments, we are at risk for prepayments on loans and investments. In the event of such prepayments, the Bank would be able to redeploy the funds only at lower interest rates. In addition, interest rates affect how much money we lend, and changes in interest rates may negatively affect deposit growth.

Acquisition Risks

We have engaged in expansion through acquisitions and may consider acquisitions in the future. In July 2012, we completed a merger with Premier Commercial Bancorp and its subsidiary Premier Commercial Bank, N.A. and in December 2010 we acquired California Oaks State Bank. We cannot predict the frequency, size or timing of any future acquisitions, and we typically do not comment publicly on a possible acquisition until we have signed a definitive agreement. There can be no assurance that our acquisitions will have the anticipated positive results.

There are risks associated with any such expansion. These risks include, among others, incorrectly assessing the asset quality of a bank acquired in a particular transaction, encountering greater than anticipated costs in integrating acquired businesses, facing resistance from customers or employees, being unable to profitably deploy assets acquired in the transaction or litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition. Our earnings, financial condition, and prospects after a merger or acquisition depend in part on our ability to successfully integrate the operations of the acquired company. We may be unable to integrate operations successfully or to achieve expected cost savings. Any cost savings which are realized may be offset by losses in revenues or other charges to earnings. To the extent we issue capital stock in connection with additional transactions, if any, these transactions and related stock issuances may have a dilutive effect on earnings per share and share ownership.

While our management is experienced in acquisition strategy and implementation, acquisitions involve inherent uncertainty and we cannot determine all potential events, facts and circumstances that could result in loss or give assurances that our investigation or mitigation efforts will be sufficient to protect against any such loss.

In addition, our ability to grow may be limited if we cannot make acquisitions. We compete with other financial institutions with respect to proposed acquisitions. We cannot predict if or when we will be able to identify and attract acquisition candidates or make acquisitions on favorable terms.

Impairment of Goodwill or Amortizable Intangible Assets Associated With Acquisitions Would Result In a Charge To Earnings

Goodwill is initially recorded at fair value and is not amortized, but is reviewed at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be fully recoverable. If our estimates of goodwill fair value change, we may determine that impairment charges are necessary. Estimates of fair value are determined based on a complex model using cash flows and company comparisons. If management’s estimates of future cash flows are inaccurate, the fair value determined could be inaccurate and impairment may not be recognized in a timely manner.

Our Decisions Regarding the Fair Value of Assets Acquired Could Be Different Than Initially Estimated Which Could Materially and Adversely Affect Our Business, Financial Condition, Results of Operations, and Future Prospects

We acquired portfolios of loans in the PC Bancorp and California Oaks State Bank acquisitions. Although these loans were marked down to their estimated fair value pursuant to FAS 141R, there is no assurance that the acquired loans will not suffer further deterioration in value resulting in additional charge-offs. The fluctuations in national, regional and local economic conditions may increase the level of charge-offs in the loan portfolio that we acquired from PC Bancorp and California Oaks State Bank and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition, even if other favorable events occur.

We May Need to Raise Capital to Support Growth or Acquisition

While the Company’s and the Bank’s capital levels are currently in excess of that required to be considered “well capitalized” by regulatory agencies, the growth or a strategic opportunity may require the Company to raise additional capital and/or to maintain capital levels in excess of “well capitalized”. There can be no assurance that the Company can raise this capital, the cost of capital or the dilution to existing shareholders that could occur.

We Are Dependent on Key Personnel and the Loss of One or More of Those Key Personnel May Materially and Adversely Affect Our Prospects

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing, compliance and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives and certain other employees.

The Company Plans to Continue to Grow and There are Risks Associated with Growth

The Company intends to increase deposits and loans and to continue to review strategic opportunities which could, if implemented, expand its businesses and operations. Continued growth may present operating and other problems that could adversely affect its individual or combined business, financial condition and results of operations. Its growth may place a strain on its administrative and operational, personnel and financial resources and increase demands on its systems and controls. Our ability to manage growth successfully will depend on its ability to attract qualified personnel and maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms, as well as on factors beyond the our control, such as economic conditions and interest rate trends. If we grow too quickly and are not able to attract qualified personnel, control costs and maintain asset quality, this continued rapid growth could materially adversely affect our financial performance.

Our Growth Strategy Involves Risks That May Adversely Impact Our Net Income

We are pursuing a growth strategy which depends primarily on generating an increasing level of loans and deposits at acceptable risk levels. While investments in 2010 through 2012 have established the infrastructure for such growth, it is possible that we may not be able to sustain such growth without acquiring additional personnel, additional new locations or more products. Therefore, except as previously discussed, we have no current plans to do so. If strategic opportunities present themselves, we may expand in or adjacent to our current market by opening or acquiring offices, or we may make strategic acquisitions of personnel or other financial institutions. This expansion may require significant investments in equipment, technology, personnel and site locations. We cannot assure you of our success in implementing our growth strategy without corresponding increases in our non-interest expenses.

Our Deposit Portfolio Includes Significant Concentrations

As a business bank, we provide services to a number of customers whose deposit levels vary considerably and have a significant amount of seasonality. At December 31, 2012, 49 customers maintained balances (aggregating all related accounts, including multiple business entities and personal funds of business owners) in excess of $4 million. This amounted to $476.3 million or approximately 44 percent of the Bank’s total customer deposit base. These deposits can and do fluctuate substantially. The depositors are not concentrated in any industry or business. While the loss of any combination of these depositors could have a material impact on the Bank’s results, the Bank expects, in the ordinary course of business, that these deposits will fluctuate and believes it is capable of mitigating this risk, as well as the risk of losing one of these depositors, through additional liquidity, and business generation in the future. However, should a significant number of these customers leave the Bank it could have a material adverse impact on the Bank.

If We Cannot Attract Deposits and Quality Loans Our Growth May Be Inhibited

Our ability to increase our asset base depends in large part on our ability to attract additional deposits at favorable rates. We seek additional deposits by offering deposit products that are competitive with those offered by other financial institutions in our markets. In addition, our income depends in large part in attracting quality loan customers and loans in which to invest the deposits.

OPERATIONAL AND REPUTATIONAL RISK

We Have a Continuing Need to Adapt to Technological Changes

The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The effective use of technology allows us to:

•	serve our customers better;

•	increase our operating efficiency by reducing operating costs;

•	provide a wider range of products and services to our customers; and

•	attract new customers.

Our future success will partially depend upon our ability to successfully use technology to provide products and services that will satisfy our customers’ demands for convenience, as well as to create additional operating efficiencies. Our larger competitors already have existing infrastructures or substantially greater resources to invest in technological improvements. We generally arrange for such services through service bureau arrangements or other arrangements with third parties. We cannot assure you that we will be able to effectively implement new technology-driven products and services or be successful in marketing those products and services to our current and future customers.

Our Controls and Procedures Could Fail or Be Circumvented

Management regularly reviews and updates our internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, but not absolute, assurances of the effectiveness of these systems and controls, and that the objectives of these controls have been met. Any failure or circumvention of our controls and procedures, and any failure to comply with regulations related to controls and procedures could adversely affect our business, results of operations and financial condition.

We Could Be Liable For Breaches of Security In Our Online Banking Services. Fear of Security Breaches (including cybersecurity breaches) Could Limit the Growth of Our Online Services

We offer various internet-based services to our clients, including online banking services. The secure transmission of confidential information over the Internet is essential to maintain our clients’ confidence in our online services. In certain cases, we are responsible for protecting customers’ proprietary information as well as their accounts with us. We have security measures and processes in place to defend against these cybersecurity risks but these cyber attacks are rapidly evolving (including computer viruses, malicious code, phishing or other information security breaches), and we may not be able to anticipate or prevent all such attacks, which could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information. Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology we use to protect client transaction data. In addition, individuals may seek to intentionally disrupt our online banking services or compromise the confidentiality of customer information with criminal intent. Although we have developed systems and processes that are designed to prevent security breaches and periodically test our security, failure to protect against or mitigate breaches of security could adversely affect our ability to offer and grow our online services, constitute a breach of privacy or other laws, result in costly litigation and loss of customer relationships, negatively impact the Bank’s reputation, and could have an adverse effect on our business, results of operations and financial condition. We may also incur substantial increases in costs in an effort to minimize or mitigate cyber security risks and to respond to cyber incidents.

Our Operations Could be Disrupted

The potential for operational risk exposure exists throughout our organization. Integral to our performance is the continued efficacy of our technology and information systems, operational infrastructure and relationships with third parties and our colleagues in our day-to-day and ongoing operations. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes, but is not limited to, operational or systems failures, disruption of client operations and activities, ineffectiveness or exposure due to interruption in third party support as expected, as well as, the loss of key colleagues or failure on the part of key colleagues to perform properly.

Managing Reputational Risk Is Important To Attracting and Maintaining Customers, Investors, and Employees

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable, illegal, or fraudulent activities of our customers. We have policies and procedures in place that seek to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors, and employees, costly litigation, a decline in revenues and increased governmental regulation.

We Rely On Communications, Information, Operating and Financial Control Systems Technology from Third-Party Service Providers

We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology, including customer relationship management, internet banking, website, general ledger, deposit, loan servicing and loan origination systems. Any failure or interruption or breach in security of these systems could result in failures or interruptions in our customer relationship management, internet banking, website, general ledger, deposit, loan servicing and/or loan origination systems. We cannot assure you that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failures or interruptions could have a material adverse effect on our business, financial condition, results of operations and cash flows. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Any of these circumstances could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The Costs and Effects of Litigation, Investigations or Similar Matters, Or Adverse Facts And Developments Related Thereto, Could Materially Affect Our Business, Operating Results And Financial Condition

We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. Our insurance may not cover all claims that may be asserted against it and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all.

The December 31, 2012 Expiration of the FDIC’s Transaction Account Guarantee Program Could Stress the Bank’s Liquidity and Negatively Impact the Bank’s Cost of Funds.

Under the FDIC’s Transaction Account Guarantee Program, certain non-interest bearing transaction accounts, including those of consumers and businesses, were insured by the FDIC over and above the customary $250,000 limit. This program expired on December 31, 2012. The expiration of the program could, along with concerns of depositors regarding the financial condition of the Bank, cause depositors of the Bank to withdraw deposits in excess of FDIC — insured levels. The withdrawal of these deposits could cause stress on the Bank’s liquidity. Furthermore, the withdrawal of these deposits could negatively impact the Bank’s aggregate cost of funds by reducing the percentage of Bank’s non-interest bearing deposits to total deposits.

RISKS RELATED TO CU BANCORP

CU Bancorp is an Emerging Growth Company within the Meaning of the Securities Act, and if It Decides to Take Advantage of Certain Exemptions From Reporting Requirements that are Available to Emerging Growth Companies, Its Common Stock Could Be Less Attractive to Investors.

CU Bancorp is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 ( the “JOBS Act”). CU Bancorp may be eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure about its executive compensation and omission of compensation discussion and analysis, and an exemption from the requirement of holding a non-binding advisory vote on executive compensation. CU Bancorp also will not be subject to certain requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes- Oxley Act”), including the additional level of review of its internal control over financial reporting as may occur when outside auditors attest as to its internal control over financial reporting. As a result, its shareholders may not have access to certain information they may deem important. In addition, CU Bancorp is eligible to delay adoption of new or revised accounting standards applicable to public companies and CU Bancorp intends to take advantage of the benefits of this extended transition period. Accordingly, its financial statements may not be comparable to companies that comply with such new or revised accounting standards. If CU Bancorp takes advantage of any of these exemptions, some investors may find its common stock less attractive, which could hurt its stock price.

CU Bancorp may remain an emerging growth company until the earlier of: (i) the last day of the fiscal year in which it has total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which CU Bancorp has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which CU Bancorp is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Statutory Restrictions and Restrictions By Our Regulators On Dividends And Other Distributions From The Bank May Adversely Impact Us By Limiting The Amount Of Distributions CU Bancorp May Receive

The ability of the Bank to pay dividends to us is limited by various regulations and statutes, including California law, and our ability to pay dividends on our outstanding stock is limited by various regulations and statutes, including California law.

Various statutory provisions restrict the amount of dividends that the Bank can pay to us without regulatory approval.

The Federal Reserve Board has previously issued Federal Reserve Supervision and Regulation Letter SR-09-4 that states that bank holding companies are expected to inform and consult with the Federal Reserve supervisory staff prior to taking any actions that could result in a diminished capital base, including any payment or increase in the rate of dividends. Further, if we are not current in our payment of interest on our Subordinated Debentures, we may not pay dividends on our common stock.

If the Bank were to liquidate, the Bank’s creditors would be entitled to receive distributions from the assets of the Bank to satisfy their claims against the Bank before Bancorp, as a holder of the equity interest in the Bank, would be entitled to receive any of the assets of the Bank as a distribution or dividend.

The restrictions described above could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors and as permitted by California law. We have never paid cash dividends on our common stock.

Our Outstanding Debt Securities Restrict Our Ability To Pay Dividends On Our Capital Stock

In connection with the acquisition of PC Bancorp we became the issuer of $12.4 million in subordinated debentures to support trust preferred securities. If we are unable to pay interest in respect of these instruments, or if any other event of default occurs, then we will generally be prohibited from declaring or paying any dividends or other distributions, or redeeming, purchasing or acquiring, any of our capital securities, including the common stock, during the next succeeding interest payment period

The Soundness Of Other Financial Institutions Could Adversely Affect Us

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. Any such losses could have a material adverse effect on our financial condition and results of operations.

RISKS RELATED TO OUR STOCK

The Price of Our Common Stock May Be Volatile or May Decline

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional shareholders;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us; or

•	domestic and international economic factors unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility during the past few years. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified above in “Forward-Looking Statements.” Market volatility during the past few years is unprecedented. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.

ITEM 2 — PROPERTIES

The principal executive offices of the Company are located in Encino, California, and are leased by the Company. We also lease branch or office facilities within our market areas in the cities of Los Angeles, Gardena, Valencia, Irvine, Simi Valley, Thousand Oaks and Anaheim.

We believe that our existing facilities are adequate for our present purposes. The Company leases all its facilities and believes that if necessary, it could secure suitable alternative facilities on similar terms without adversely affecting operations. For additional information on properties, see Note 7 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 3 — LEGAL PROCEEDINGS

From time to time in the ordinary course of business, the Company is a party to various legal proceedings. Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Where appropriate, we establish reserves in accordance with FASB guidance over contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of December 31, 2012, the Company does not have any litigation reserves. See Footnote 15 — Commitments and Contingencies.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s shares of common stock trade on the NASDAQ Capital Market under the symbol “CUNB”. The Company’s common stock began trading on the NASDAQ exchange on October 10, 2012, prior to that date the stock traded on the OTCBB. NASDAQ requires listing standards and reporting standards that the Company is required to comply with. The OTCBB is a regulated quotation service that displayed real-time bid and ask prices of the Company’s common stock, last sale prices and volume information. Unlike the NASDAQ, the OTCBB did not impose listing standards and did not provide automated trade executions.

The Company’s outstanding common stock increased as a result of the merger with Premier Commercial Bank “PCB” during 2012. Under the merger agreement, CUB formed a bank holding company “CU Bancorp” to acquire Premier Commercial Bancorp “PC Bancorp” and its subsidiary PCB. The acquisition was valued at approximately $42.3 million with the consideration being paid in the form of the common stock of the newly formed bank holding company, CU Bancorp.

The Company completed its merger acquisition of PC Bancorp as of close of business on July 31, 2012. At July 31, 2012, PC Bancorp had 3,750,376 common shares outstanding of which 3,721,382 shares of CU Bancorp shares were issued in the exchange. The value of the total consideration paid to PC Bancorp shareholders was approximately $42.3 million. The total value of the 3,721,382 CU Bancorp common shares issued to PC Bancorp shareholders on the acquisition date was $41,866,000, which was based on the closing stock price of $11.25 per share of the Company’s stock on July 31, 2012. The number of fractional shares was estimated at 116 shares resulting in an estimated cash payout of $1,279. The cash payment to stock option holders for cancellation of the PC Bancorp options was $455,000. Under the merger agreement, PC Bancorp shareholders received 0.9923 of one CU Bancorp shares in exchange for each share of PC Bancorp common stock held. The fractional shares were paid out in cash using an exchange rate of $11.07 per share. Subsequent to the initial issuance of CU Bancorp common stock, two dissenting PC Bancorp shareholders elected to receive cash in lieu of the Company’s common stock. A total of 685 shares were exchanged for $7,000 in cash utilizing an exchange ratio of $10.25 per share.

The Company completed its merger acquisition of California Oaks State Bank (“COSB”) on December 31, 2010. At December 31, 2010, COSB had 1,504,860 common shares outstanding of which 752,430 or 50% of the COSB shares were exchanged for cash of $8,540,081 or $11.35 per share with the other 50% exchanged for CUB stock. Based upon the terms of the Merger Agreement, California United Bank was legally obligated to issue 698,105 shares of its’ own common stock in exchange for 752,430 shares of California Oaks State Bank’s common stock. The 50% of the COSB shares or 752,430 shares were exchanged for CUB stock based on an exchange rate of .9278 CUB shares for one share of COSB stock. This resulted in the issuance of 697,948 full shares and 157 fractional shares. The fractional shares were paid out in cash using the exchange rate of $12.23 per share.

On March 31, 2011, the Company completed the issuance of 805,156 common shares of the Company’s common stock to 12 accredited investors through a private placement offering. The issuance generated $10,266,000 which was offset by $569,000 in costs related to the offering, resulting in net proceeds to the Company of $9,697,000.

The Company’s outstanding common stock increased from 6,958,098 shares at December 31, 2011 to 10,758,674 shares at December 31, 2012, an increase of 3,808,576. Of the increase, 3,721,382 shares were issued to PC Bancorp shareholders in exchange for their PC Bancorp stock on July 31, 2012. A total of 117,300 shares of restricted stock were issued to Company employees and directors during 2012. A total of 21,921 shares of restricted stock were cancelled for payment of their tax obligations from vesting employee restricted stock. A total of 7,500 shares were cancelled related to unvested restricted stock upon termination of employees and the resignation of two directors, and 685 shares were cancelled from dissenting shareholders related to the PC Bancorp merger.

The Company’s outstanding common stock increased from 5,942,636 shares at December 31, 2010 to 6,950,098 shares at December 31, 2011, an increase of 1,007,462. Of the increase, 805,156 shares were issued in the Private Placement offering that closed on March 31, 2011, 109,000 shares of restricted stock was issued to Company employees, 12,000 shares of restricted stock was issued to Company directors, 80,306 shares were issued to the Company’s directors with the exercise of their non-qualified stock options that were scheduled to expire in May of 2011, 2,000 shares were issued to Company employees with the exercise of their stock options and 1,000 shares of unvested restricted stock that had been issued to a Company Director was cancelled.

The information in the following table indicates the highest and lowest sales prices and volume of trading for the Company’s common stock for the two year period starting January 1, 2011 through December 31, 2012 for each quarterly period, and is based upon information provided by either NASDAQ or from the OTC Bulletin Board. The information does not include transactions for which no public records are available. The bid and ask trading prices of the stock may be higher or lower than the prices reported below. These prices are based on the actual prices of stock transactions without retail mark-ups, mark-downs, commissions or adjustments.

Period Ended	High Price	Low Price	Approximate Number of Shares Traded
March 31, 2011	13.30	12.25	140,648
June 30, 2011	12.94	12.05	197,144
September 30, 2011	12.30	10.25	189,332
December 31, 2011	10.50	9.76	280,763
March 31, 2012	10.85	9.76	225,967
June 30, 2012	11.95	10.55	266,199
September 30, 2012	11.85	10.95	179,989
December 31, 2012	13.54	11.60	338,513

According to information provided by NASDAQ, the most recent trade in our common stock prior to the date of finalizing this 10K occurred on March 1, 2013 at a sales price of $12.25 per share. The high “bid” and low “asked” prices as of March 1, 2013 were $12.32 and $12.25, respectively.

Shareholders

As of March 1, 2013, the Company estimates that it has approximately 1,400 shareholders.

Dividends

To date, the Company has not paid any cash dividends. Payment of stock or cash dividends in the future will depend upon earnings, liquidity, financial condition and other factors deemed relevant by our Board of Directors. Notification to the FRB is required prior to declaring and paying a dividend to shareholders that exceeds earnings for the period for which the dividend is being paid. This notification requirement is included in regulatory guidance regarding safety and soundness surrounding capital and includes other non-financial measures such as asset quality, financial condition, capital adequacy, liquidity, future earnings projections, capital planning and credit concentrations. Should the FRB object to dividend payments, the Company would be precluded from declaring and paying dividends until approval is received or the Company no longer needs to provide notice under applicable guidance.

California law also limits the Company’s ability to pay dividends. A corporation may make a distribution/dividend from retained earnings to the extent that the retained earnings exceed (a) the amount of the distribution plus (b) the amount if any, of dividends in arrears on shares with preferential dividend rights. Alternatively, a corporation may make a distribution/dividend, if, immediately after the distribution, the value of its assets equals or exceeds the sum of (a) its total liabilities plus (b) the liquidation preference of any shares which have a preference upon dissolution over the rights of shareholders receiving the distribution/dividend.

The Bank is subject to certain restrictions on the amount of dividends that may be declared without regulatory approval. Such dividends shall not exceed the lesser of the Bank’s retained earnings or net income for its last three fiscal years less any distributions to shareholders made during such period. In addition, the Bank may not pay dividends that would result in its capital being reduced below the minimum requirements shown above for capital adequacy purposes.

Use of Proceeds from Unregistered Securities

The Company issued 805,156 shares of common stock to 12 accredited investors through a private placement offering on March 31, 2011. The issuance generated $10,266,000 which was offset by $569,000 in costs related to the offering, resulting in net proceeds to the Company of $9,697,000. The Company utilized the investment banking services of Hovde Financial to assist in this common stock offering. The use of the proceeds went to working capital and increased the Company’s cash and cash equivalents.

Common Stock Redemptions

In 2012, the Company redeemed 21,921 shares of employee restricted stock to pay the tax obligation of employees in connection with their vested restricted stock. The total value of the tax obligation remitted by the Company was $221,000. There were no shares redeemed under this program in the fourth quarter of 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2012 with respect to the shares of our common stock that may be issued under existing equity compensation plans. This table does not reflect the number of restricted shares of stock that have been issued under the Company’s equity compensation plans. The number of shares of common stock remaining available for future issuance under the equity compensation plans has been reduced by both stock option grants and restricted stock issued under the plans.

Plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity Compensation Plans Approved by Security Holders:
Employee Plan (2005) (terminated)	604,313	$12.79	—
2007 Equity Compensation Plan	130,583	10.83	931,638

Total	734,896	$12.44	931,638

At December 31, 2012, there are 931,638 shares remaining that can be issued under the equity compensation plan.

Plan Not Approved by Shareholders

On May 17, 2005, our Board of Directors adopted the California United Bank 2005 Non-Qualified Stock Option Plan (the “Non-Qualified Plan”). The Non-Qualified Plan covered 350,000 shares of our Common Stock. The Non-Qualified Plan provided for the grant of “non-qualified” stock options. All stock options issuable under the Non-Qualified Plan were granted exclusively to non-employee directors and founders of the Company. All stock options granted pursuant to the Non-Qualified Plan were granted at fair market value on the date of grant. The 2005 Non-Qualified Stock Option Plan was terminated in 2007, with all outstanding options either exercised or cancelled during 2011.

All awards under the 2005 Non-Qualified Plan were subject to the requirement that if the Company’s capital fell below the minimum requirements contained in the regulatory guidelines, or fell below a higher requirement as determined by the Company’s regulators, or if the existence of outstanding awards impaired the Company’s ability to raise capital, the Company’s regulators could have directed the Company to require the stock option holders to either exercise or forfeit their stock awards. The Company was required under the plan to notify holders within a 45 day period, from the date the regulator notified the Company in writing that the stock option holder must exercise or forfeit their options. The Company policy would have been to cancel awards not exercised within 21 days of the notification. All the shares originally issued under this Plan have been exercised or cancelled by the Company, with this Plan terminated during 2011.

On May 17, 2005, the Company granted non-qualified stock options under the Non-Qualified Plan to non-employee directors as well as to founders in recognition of their support and participation in our organizational and capital raising efforts and as compensation for their ongoing consultation and business development efforts. The option grants to our founders, in their capacity as such, had provisions that were different from the options granted to our officers, employees and directors. The term of each of the option grants to our founders was five years from the date of grant; the founders’ option grants were fully vested in three equal annual installments commencing on the first anniversary of the date of grant. The exercise price was $10.00 per share, reflecting the price paid by subscribers in the Company’s stock offering, which was fair market value on the date of grant. There was no requirement that founders provide any services to the Company after issuance of the founders’ options and the options granted to the founders were not subject to forfeiture. Options to purchase 94,500 shares of stock were issued to founders at $10.00 per share. These options vested in three equal annual installments, commencing on the first anniversary of the date of grant. The options granted to the Company’s founders expired on May 17, 2010. During 2010, the remaining 76,500 unexercised stock options related to the founders were either exercised or cancelled. Of the founders’ stock option grants, 73,500 stock options were exercised, while 3,000 stock options went unexercised and expired.

Options to non-employee directors were also granted at $10.00 per share under the 2005 Non-Qualified Plan. The term of the options issued to non-employee directors in 2005 was six years. There were no exercises of stock options in 2012. During 2011 and 2010, a number of the Company’s directors exercised all or a portion of the non-qualified options. A total of 114,488 director stock options were exercised and or cancelled during 2011, of which 80,306 shares of common stock was issued. A total of 75,500 stock options by directors were exercised in 2010. All of the shares issued to the Company’s Directors under the 2005 Non-Qualified Plan were to expire on May 17, 2011. All shares under this Plan have either been exercised or have been cancelled. See Note 11 “Stock Options and Restricted Stock” for a more detail discussion of the number of share that were exercised during 2011 and 2010.

The Non-Qualified Plan was terminated in 2007 and no further options have been granted under that Plan.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing. The following Performance Graph was prepared for the Company by SNL Financial.

The following graph compares the yearly percentage change in CU Bancorp’s cumulative total shareholder return on common stock, the cumulative total return of the NASDAQ Composite and the SNL Bank and Thrift Index.

The graph assumes an initial investment value of $100 on December 31, 2007. Points on the graph represent the performance as of the last business day of each of the quarters indicated. The graph is not necessarily indicative of future price performance.

Index	Period Ending
	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
California United Bank / CU Bancorp	100.00	55.36	77.50	88.21	71.79	83.64
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank and Thrift Index	100.00	57.51	56.74	63.34	49.25	66.14

ITEM 6 — SELECTED FINANCIAL DATA

The following table sets forth our statistical information as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. The data should be read in conjunction with our audited financial statements as of December 31, 2012 and related notes included elsewhere. (See “ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES” herein).

	As of and for the Periods ended December 31,
(Dollars in thousands except per share and other data)	2012	2011	2010	2009	2008
Statements of Operations:
Interest income	$37,496	$28,756	$20,566	$20,131	$17,158
Interest expense	1,797	1,316	2,191	2,537	4,046

Net interest income	35,699	27,440	18,375	17,594	13,112
Provision for loan losses	1,768	1,442	2,542	3,461	1,185

Net interest income after provision for loan losses	33,931	25,998	15,833	14,133	11,927
Non-interest income	3,961	2,362	1,111	533	1,062
Non-interest expense	(34,500)	(25,746)	(20,370)	(13,297)	(13,376)

Net income (loss) from operations	3,392	2,614	(3,426)	1,369	(387)
Provision for income tax (benefit)	1,665	1,147	(1,143)	624	(2,280)

Net Income (Loss)	$1,727	$1,467	$(2,283)	$745	$1,893

Per Share and Other Data:
Basic income (loss) per share	$0.21	$0.23	$(0.45)	$0.15	$0.39
Diluted income (loss) per share	0.21	0.22	(0.45)	0.15	0.37
Book value (at year-end) (1)	$11.68	$11.63	$11.32	$11.26	$11.48
Weighted average shares outstanding — Basic	8,283,599	6,460,104	5,110,901	4,955,637	4,903,923
Weighted average shares outstanding — Diluted	8,410,749	6,635,862	5,110,901	5,009,019	5,002,286
Balance Sheet Data:
Investment securities available-for-sale	$118,153	$114,091	$96,174	$107,246	$107,369
Investment securities held-to-maturity	—	—	—	5,993	—
Loans, net	846,082	481,765	415,403	258,668	228,999
Total Assets	1,249,637	800,204	756,284	456,737	379,254
Deposits	1,078,076	690,756	657,967	346,291	245,678
Securities sold under agreements to repurchase	22,857	26,187	22,862	45,137	16,662
Federal Home Loan Bank borrowings	—	—	5,545	8,000	58,000
Shareholders’ equity	$125,623	$80,844	$67,274	$55,902	$56,643
Selected Financial Ratios
Net Income/(Loss) as a percentage of Average Assets (2)	0.16%	0.19%	(0.42)%	0.18%	0.61%
Return on Average Equity (3)	1.59%	1.91%	(3.86)%	1.29%	3.37%
Dividend Payout Ratio	—	—	—	—	—
Equity to Assets Ratio (4)	10.05%	10.10%	8.90%	12.24%	14.94%
Tangible Equity to Asset Ratio (5)	9.03%	9.30%	8.01%	12.24%	14.94%
Credit Quality
Allowance for loan loss	$8,803	$7,495	$5,860	$4,753	$3,205
Allowance for loan loss as a % of total loans	1.03%	1.53%	1.39%	1.80%	1.38%
Allowance for loan loss as a % of total loans (excluding loans acquired in acquisitions)	1.54%	1.75%	1.75%	1.80%	1.38%
Non Performing Loans	$10,530	$6,150	$9,575	$5,128	$—
Net Charge-offs/(Recoveries)	460	(193)	1,435	1,913	—
Regulatory Capital Ratios (California United Bank)
Tier 1 Leverage Ratio	8.6%	9.0%	9.5%	12.7%	15.8%
Tier 1 Risk-Based Capital Ratio	10.7%	11.9%	11.0%	16.3%	18.9%
Total Risk-Based Capital Ratio	11.6%	13.1%	12.1%	17.5%	20.0%
Regulatory Capital Ratios (CU Bancorp Consolidated)
Tier 1 Leverage Ratio	9.1%
Tier 1 Risk-Based Capital Ratio	11.5%
Total Risk-Based Capital Ratio	12.4%

(1)	Book value (at year-end) is calculated by dividing shareholders’ equity of $125,623,000 by the total number of shares outstanding (10,758,674 shares) at December 31, 2012, shareholders’ equity of $80,844,000 by the total number of shares outstanding (6,950,098 shares) at December 31, 2011, shareholders’ equity of $67,274,000 by the total number of shares outstanding (5,942,636 shares) at December 31, 2010 (the number of shares at December 31, 2010 includes actual shares of 5,244,688 and 697,948 shares legally required to be distributed to shareholders of COSB), shareholders’ equity of $55,902,000 by the total number of shares outstanding (4,962,939 shares) at December 31, 2009 and shareholders’ equity of $56,643,000 by the total number of shares outstanding (4,934,939 shares) at December 31, 2008.
(2)	Net income (loss) as a percentage of average assets is calculated by dividing the net income (loss) by the average assets for the period. The average assets used in the calculations were based on the daily average outstanding assets of the Company for the years ending December 31, 2012, 2011, 2010, 2009 and 2008.
(3)	Return on Average Equity is calculated by dividing the Company’s net income (loss) by the average equity for the period. The average equity used in the calculations was based on the daily average outstanding equity of the Company for the years ending December 31, 2012, 2011, 2010, 2009 and 2008.
(4)	The equity to assets ratio was calculated by dividing the Company’s shareholders’ equity by the Company’s total assets for the appropriate period.
(5)	The tangible equity to assets ratio was calculated by dividing the Company’s shareholders’ equity less goodwill and core deposit intangibles by the Company’s total tangible assets for the appropriate period.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operation, liquidity and interest rate sensitivity. The following discussion and analysis should be read in conjunction with the audited financial statements contained within this report including the notes thereto.

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

Allowance for Loan Loss

We maintain an allowance for loan loss (“Allowance”) to provide for probable losses in the loan portfolio. Additions to the Allowance are made by charges to operating expense in the form of a provision for loan losses. All loans that are judged to be uncollectible will be charged against the Allowance while any recoveries would be credited to the Allowance. We have instituted loan policies and procedures which enable us to adequately evaluate, analyze and monitor risk factors associated with our loan portfolio. These policies and procedures enable us to assess risk factors prior to granting new loans and to continually monitor the risk levels in the loan portfolio. We conduct a critical evaluation of the loan portfolio and the level of Allowance quarterly. This evaluation includes an assessment of the following factors: the results of any internal and external loan reviews and any regulatory examination, changes in management or lending policies and underwriting standards, levels of past due loans, loan loss experience, estimated probable loss exposure on each impaired credit, concentrations of credit, value of collateral and any known impairment in the borrowers’ ability to repay, and current economic conditions. For a more thorough description of the Company’s evaluation see “Allowance for Loan Loss” in the Financial Condition discussion that follows. In July of 2012, the Company acquired $278 million of loans from the acquisition of PC Bancorp. In December of 2010, the Company acquired $86.6 million of loans from the acquisition of COSB. These loans were initially accounted for at fair value, and as a result were written down to their net realizable value which includes a credit loss factor on each of the specific loans. As a result, there was no Allowance assigned to these loans. The balance of these loans acquired through acquisitions, at December 31, 2012, was $286 million.

Investment Securities

The Company has historically classified its investment securities under the available-for-sale classification. At December 31, 2012 and 2011, the Company’s investment securities were all classified as available-for-sale. Under the available-for-sale classification, securities can be sold in response to certain conditions, such as changes in interest rates, fluctuations in deposit levels or loan demand or need to restructure the portfolio to better match the maturity or interest rate characteristics of liabilities with assets. Securities classified as available-for-sale are accounted for at their current fair value rather than amortized historical cost. For a more thorough description of the Company’s fair value methodology see “Investment Securities” in the Financial Condition discussion that follows. The non-credit portion of unrealized gains or losses on securities are excluded from net income and reported as a separate component of accumulated other comprehensive income (net of taxes) included in shareholders’ equity. The credit portion of unrealized losses on other-than-temporary impaired investment securities is included in net income.

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

If it is probable and estimable, based on current and subsequent information, that we will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If it’s determined that an other-than-temporary impairment exists on a debt security, the Company then determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Company will recognize an other-than-temporary impairment in earnings equal to the difference between the security’s fair value and its adjusted cost basis. If neither of the conditions is met, the Company determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present value of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss portion of such impairment, if any, is the portion of the other-than-temporary impairments that is recognized in current earnings rather than as a separate component of shareholders, equity and is a reduction to the cost basis of the security. The portion of total impairment related to all other factors is included in other comprehensive income. Significant judgment is required in this analysis that includes, but is not limited to assumptions regarding the collectability of principal and interest, future default rates, future prepayment speeds, the amount of current delinquencies that will result in defaults and the amount of eventual recoveries expected on these defaulted loans through the foreclosure process.

Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. For mortgage-backed securities, the amortization or accretion is based on estimated lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The amount of prepayments varies from time to time based on the interest rate environment and the rate of turnover of mortgages. The Company’s investment in FHLB stock and other bank stock is carried at cost and is included in other assets on the accompanying consolidated balance sheets.

Derivative Financial Instruments and Hedging Activities

All derivative instruments are recorded on the consolidated balance sheet at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and hedged item related to the hedged risk are recognized in earnings. ASC Topic 815 establishes the accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the consolidated balance sheet as either an asset or liability measured at its fair value. ASC Topic 815 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

On the date a derivative contract is entered into, the Company will designate the derivative contract as either a fair value hedge (i.e. a hedge of the fair value of a recognized asset or liability), a cash flow hedge (i.e. a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability), or a stand-alone derivative (i.e. an instrument with no hedging designation). For a derivative designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as other non-interest income.

The Company will discontinue hedge accounting prospectively when: it is determined that the derivative is no longer effective in offsetting change in the fair value of the hedged item, the derivative expires or is sold, is terminated, is exercised or management determines that designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, the Company will continue to carry the derivative on the consolidated balance sheet at its fair value (if applicable), but will no longer adjust the hedged asset or liability for changes in fair value. The adjustments of the carrying amount of the hedged asset or liability will be accounted for in the same manner as other components of the carrying amount of that asset or liability, and the adjustments are amortized to interest income over the remaining life of the hedged item upon the termination of hedge accounting.

Business Combinations

The Company’s goodwill, fair value adjustments on loans, core deposit intangible assets, other intangible assets, fair value adjustments to acquired lease obligations, fair value adjustments to high rate certificates of deposit and fair value adjustments on derivatives were created from business combinations with COSB and PCB on December 31, 2010 and July 31, 2012, respectively. The assets and liabilities acquired through acquisition have been accounted for at fair value as of the date of the acquisition. The goodwill that was recorded on the transactions represented the excess of the purchase price over the fair value of net assets acquired. If the consideration paid would have been less than the fair value of the net assets acquired, the Company would have recorded a bargain purchase gain. Goodwill is not amortized and is reviewed for impairment on October 1st of each year. If an event occurs or circumstances change that results in the appearance of the Company’s fair value to be below its book value, the Company would perform an impairment analysis at that time.

Based on the Company’s 2012 goodwill impairment analysis, no impairment to goodwill appears to have occurred. The Company is a sole reporting unit for evaluation of goodwill. The Company was trading slightly above its book value by approximately 1.5% based on its stock price as of its October 1, 2012. We believe the estimated fair value of the Company is slightly above carrying value at December 31, 2012.

The core deposit intangibles on non-maturing deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed through acquisition, are being amortized over the projected useful lives of the deposits. The weighted remaining life of the core deposit intangible is estimated at approximately 5 years at December 31, 2012. Core deposit intangibles are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable or there is a change in the remaining life. Loan fair value adjustments that were recorded on the loans acquired through acquisition were comprised of both an interest rate premium/discount on each individual loan and a credit loss component.

The net fair value adjustment on the individual loans which had no evidence of credit deterioration as of the date of acquisition is being amortized over the remaining contractual life of the loans on an effective yield basis. The fair value adjustment that was recorded on the maturing time deposits is being amortized over the remaining contractual life of the time deposits on an effective yield basis. Impairment on goodwill and premiums on deposits is recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value.

Income Taxes

Deferred income tax assets and liabilities are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. A valuation allowance may be established to the extent necessary to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax assets or benefits will be realized. Realization of tax benefits depends on having sufficient taxable income, available tax loss carrybacks or credits, the reversing of taxable temporary differences and/or tax planning strategies within the reversal period and that current legislative tax law allows for the realization of those tax benefits.

RESULTS OF OPERATIONS

The Company’s increase in total assets over the last six years is due to the Company’s execution of its primary business model focusing on businesses, non-profits, entrepreneurs, professionals and investors, supplemented by the acquisition of PC Bancorp in July of 2012 and COSB in December of 2010. The Company is organized and operated as a single reporting segment, principally engaged in commercial business banking. At December 31, 2012, the Company conducted its lending and deposit operations through eight branch offices, located in the counties of Los Angeles, Ventura and Orange in Southern California and its lending operations through one additional loan production office located in Orange County. The financial statements, as they appear in this document, represent the grouping of revenue and expense items as they are presented to executive management for use in strategically directing the Company’s operations. The Company’s growth in loans and deposit liabilities during 2012 was the direct result of: successfully establishing and adding customer relationships from the Company’s existing relationship managers, the hiring of new relationship managers and the acquisition of PC Bancorp on July 31, 2012. The growth in the Company’s customer base is a result of several factors, including, relationships which the Company’s management has had with the local community over the last several years and the targeting of customers no longer satisfied with their current bank. In addition, certain of the Company’s customers have had previous relationships with the Company’s management in the past. Many of the Company’s newly hired relationship managers were successful in attracting customers they have worked with in the past. The Company was also successful in establishing new customer relationships from referrals from Advisory Board members, local CPA’s, insurance agents, real estate agents and attorneys. In addition, the Company targets potential customers whose current bank may be unable to provide the same level of customer support that the customer has come to desire.

Net Income for 2012

The Company recorded net income of $1.7 million (or $0.21 for both basic and fully diluted common share) for the year ended December 31, 2012, compared to net income of $1.5 million (or $0.23 per basic common share and $0.22 per fully diluted common share) for 2011. This represented an 18.0% increase over the prior year. The following describes the changes in the major components of the Company’s net income for the year ended December 31, 2012 compared to net income for the year ended December 31, 2011.

Net interest income for the year ended December 31, 2012 increased by $8.3 million, to $35.7 million, an increase of 30.1% from 2011 primarily due to the increase in interest income of $8.7 million partially offset by an increase in interest expense of $481,000. The increase in interest income, which increased 30.4% to $37.5 million from $28.8 million, was the direct result of the growth of the Company’s average interest earning assets by $240 million to $983 million in 2012. Contributing to the increase in interest income during 2012, was a slight change in the mix of the Company’s average earnings assets, with loans increasing from 59.6% of interest earning assets to 61.7%, an increase of 2.1% during 2012. The overall yield of the Company’s earning assets declined slightly from 3.87% during 2011 to 3.82% during 2012, a reduction of 5 basis points. Also during 2012, the Company had the positive impact on earnings from the July 31, 2012 acquisition of PC Bancorp.

The increase in interest expense in 2012 by $481,000, a 36.6% increase to $1.8 million from $1.3 million in the prior year, was the result of the increase in the average outstanding interest bearing liabilities of $91 million or 24.6% to $461 million in 2012. Also contributing to this increase was a slight increase in the rate paid on interest bearing liabilities from 0.36% in 2011 to 0.39% in 2012. A significant impact to the average rate paid in 2012 occurred as a result of the acquisition of subordinated debentures from the PC Bancorp acquisition which had an overall rate of 8.68% on average balances of $3.8 million during 2012. The overall cost of funds (from all funding sources including non-interest bearing deposits) remained flat at 0.19% for both 2012 and 2011. The increase in interest expense was primarily the result of interest expense on subordinated debentures acquired from the acquisition of PC Bancorp and growth in interest bearing deposits which included organic deposit growth as well as deposits acquired from the acquisition of PC Bancorp. Average interest bearing deposits increased by $89 million, to $432 million, with an overall rate of 0.32% for 2012. The growth in average interest bearing deposits during 2012 was from both organic growth as well as from the acquisition of PC Bancorp.

The increases in the earning assets and interest bearing liabilities of the Company result from the Company’s ability to execute its marketing and customer growth strategies, including: continued support from the Company’s founders, shareholders and directors, the hiring of additional relationship managers during both 2011 and 2012 and the acquisition of PC Bancorp and the continued development of new customers.

The increase in interest and fees on loans from $25.1 million for the year ending December 31, 2011 to $34.3 million for the same period in 2012, an increase of 36.3%, was attributable to the growth of the loan portfolio partially offset by a slight decrease in the overall yield on loans from 5.68% in 2011 to 5.65% in 2012, a 3 basis point decline. Average outstanding loans during 2012 increased by $163 million, or 36.9%, over average outstanding loans from 2011. On a year over year basis, the Company’s loan portfolio increased by a total of $366 million to end the year at $855 million compared to $489 million at December 31, 2011. The increase in the average outstanding loans for 2012 compared to the prior year is the direct result of both organic loan growth, as well as the acquisition of PC Bancorp’s loan portfolio at the end of July 2012. During 2012, 2011 and 2010, the prime rate remained unchanged at 3.25%. The Company had several loans on non-accrual during both 2012 and 2011, which negatively impacted loan interest income during both years, although not materially. The Company’s 2012 net interest income was also positively impacted by the recognition of $836,000 in fair value discounts earned on early payoffs of acquired loans.

The Company is not currently pursuing hotel loans and intends to allow its existing portfolio of lodging loans of $82 million at December 31, 2012 to continue to amortize and run off. As of December 31, 2012 these loans had a weighted average remaining life of 10.5 years and a weighted average coupon of 5.37%.

During 2012 and 2011, the Company did not maintain balances in Federal Funds Sold at other financial institutions. The Company had no interest income on Federal Funds Sold during 2012 or 2011. During the past two years, the Company has elected to maintain excess liquidity directly with the Federal Reserve.

Interest income on deposits in other financial institutions (which includes interest income on certificates of deposit in other financial institutions) increased by $154,000 to $807,000 in 2012, compared to $653,000 in 2011. This increase was primarily attributed to an increase of $74 million in average balances during 2012, with the average balances increasing from $191 million in 2011 to $265 million during 2012. Interest income was impacted slightly from a decrease in the rate earned on these short term investments. The yield earned decreased from 0.34% in 2011 to 0.30%, a decrease of 4 basis points between these two years. This decrease in the yield was a direct result of maintaining larger balances with the Federal Reserve in 2012 compared to 2011, with balances at the Federal Reserve earning 0.25% compared to slightly higher yields being earned in certificates of deposit in other financial institutions. Additionally, the average rate paid on certificates of deposit in other financial institutions has declined over the past two years. The Company had $27 million in certificates of deposit in other financial institutions at December 31, 2012 compared to $35 million at December 31, 2011. The decrease in bank certificates was a direct result of the Company electing not to reinvest a portion of these certificates as they matured during 2012. The balances the Company maintained in other financial institutions on a year over year basis increased during 2012, from $121 million at December 31, 2011 to $158 million at December 31, 2012, an increase of $37 million, as the Company increased its liquidity during 2012 as part of its strategy to maintain higher liquidity levels both prior to and following its merger with PC Bancorp.

The decrease in interest income on investment securities of $547,000 or 18.4%, to $2.4 million for the year ending December 31, 2012, compared to 2011, was attributable to the decline in the overall yield from 2.73% in 2011 to 2.16% in 2012, a decline of 0.57%. This decrease in interest income on investments securities was partially offset by an increase in the average outstanding balance of $3.0 million during 2012 compared to 2011. The increase in the average balances for 2012 was attributable to the securities acquired from the PC Bancorp acquisition, net of payoffs and liquidations. The Company originally acquired $44.4 million in securities from the PC Bancorp acquisition, sold $17.1 million within sixty days of the acquisition date, and experienced $4.5 million of either calls or maturities, thus leaving approximately $22.6 million of the PC Bancorp securities portfolio at December 31, 2012. The net overall increase from the PC Bancorp acquisition was partially offset by the runoff (principal payment amortization) of the Company’s original securities portfolio. The overall decline in the yield earned on the securities was a combination of the following: the runoff of higher yielding callable agency securities during 2011, continued principal prepayments on the Company’s higher yielding mortgage backed securities portfolio and the acquisition of lower yielding securities from the PC Bancorp acquisition.

Interest expense on interest bearing transaction accounts increased by $32,000, to $184,000 during 2012. Average interest bearing transaction accounts increased during 2012 by $30 million to $88 million. The increase in interest expense was primarily attributable to the increase in the average balances in this product including the growth of Corporate Interest Checking in 2012. Partially offsetting the increase was a decline in the rate paid on these deposits. The interest rate declined from 0.26% to 0.21%, a reduction of 5 basis points, as the Company lowered its pricing in both 2012 and 2011 to reflect lower competitive interest rates offered for these types of accounts.

Interest expense on money market and savings deposit accounts increased by $128,000 to $927,000 during 2012. This increase was primarily the result of an increase in the average balances on these accounts with the average outstanding balances for the year increasing by $52 million, or 23% to $279 million. Money market and savings deposit account balances ended the year at $340 million. Partially offsetting the increase in interest cost on these deposits was a slight decline in the rate paid during 2012 compared to 2011. The rate on these accounts declined from 0.35% in 2011 to 0.33% in 2012, a reduction of 2 basis points during 2012.

Interest expense on certificates of deposit accounts increased by $3,000 to $264,000 during 2012. The increase in interest expense from primarily attributable to an increase in the average balances of $6 million to $65 million during 2012. The increase in cost was partially offset by the rate paid on certificates of deposits during 2012. The rate paid on certificates of deposit declined from 0.45% in 2011 to 0.41% in 2012, a reduction of 4 basis points. While the average outstanding balances of certificates of deposit increased by $6 million in 2012 compared to the prior year, the year over year December 31, 2012 balance increased by $30 million to $81 million, an increase of 60% and is attributable to the certificates of deposit acquired as part of the PC Bancorp acquisition. Most of the certificates of deposits acquired from PC Bancorp paid rates significantly higher than the rates paid by the Company. With the Company lowering the rates paid on the PC Bancorp certificates as they mature, it is anticipated that a portion of these accounts will not renew. As part of the fair value adjustments to these higher rate paying certificates, the Company recorded a fair value adjustment on the PC Bancorp certificates that is being amortized over the remaining maturity dates of these certificates. This reduces interest expense over their remaining lives.

The Company had no interest expense on FHLB borrowings during 2012, and only had $5,000 in 2011. The Company paid off its entire December 31, 2010 balance of $5.5 million in early 2011. The Company had no borrowings from the FHLB during all of 2012 and for most of 2011.

Interest expense on securities sold under agreements to repurchase (“repos”) decreased by $9,000 to $90,000 during 2012. The decline in interest expense on repos was attributable to both a decline in the average balance and a decline in the rate paid. The average balances decreased during 2012 by $1 million or 4% to $26 million from the prior year. The interest rate paid decreased from 0.37% in 2011 to 0.35% in 2012, a decline of 2 basis points. The overall year over year balances on the product decreased slightly from $26 million at December 31, 2011 to $23 million at December 31, 2012, for a net decrease of $3 million. The repo product is utilized for customers who: may be seeking higher earnings than what is available on demand deposit accounts, require excess liquidity and want additional protection in excess of what current FDIC deposit insurance provides in coverage. With the introduction of interest bearing business checking accounts and the extremely low interest rate environment, the Company has experienced some slight outflows in this funding source during 2012, as some customers have redirected their balances into the Company’s business checking products. With the elimination of the Transaction Account Guarantee (“TAG”) program at December 31, 2012 by the government, the Company may see an increase in the funding levels within this product during 2013.

Total interest on borrowings from subordinated debentures was $332,000 in 2012. The Company acquired the subordinated debentures from the acquisition of PC Bancorp. The face values of the subordinated debentures are $12.4 million and at December 31, 2012 all have floating rates based on the three month Libor plus 1.93%. These subordinated debentures will re-price every three months at the current three month Libor rate plus 1.93% through maturity. The Company recorded a fair value adjustment related to these subordinated debentures of $3.2 million, which is being amortized as additional interest expense. The Company also acquired an interest rate swap contract related to one of the subordinated debentures. This interest rate swap contract matures in June of 2013. Included in the $332,000 subordinated debenture interest expense is $176,000 of actual interest cost paid to the debenture holders, $62,000 of payments made on the interest rate swap contract and $94,000 amortization of the fair value adjustment.

The provision for loan losses for the year ending December 31, 2012 was $1.8 million, an increase of $326,000 or 23% compared to the same period of 2011. Based on the Company’s analysis of its loan portfolio at December 31, 2012, See “Allowance for loan loss”, the Company recorded a provision in 2012 consisting of approximately $1.3 million associated with current year organic loan growth of $115 million. The Company also recorded a provision of $460,000 during 2012 related to rebuilding the allowance for charge-offs net of recoveries of $460,000. At December 31, 2012, the Company’s allowance for loan loss for organic loans was approximately 1.54% which compares to 1.75% at December 31, 2011. Our allowance for loan loss as a percentage of loans (accounted for at historical cost) outstanding has declined during 2012 as a result of improving qualitative factors related to the current economy. These improving qualitative factors have been applied to loans secured by both customer’s business assets and real estate collateral. The above 2012 charge-offs net of recoveries of $460,000 compares with 2011 recoveries net of charge-offs of $193,000. The Company’s provision for loan losses increased by $326,000 for the year ended December 31, 2012 reflecting an increase in loan charge-offs during 2012 compared to 2011 and a decline in recoveries in 2012 compared to 2011. The overall allowance for loan loss decrease to 1.03% of total loans at December 31, 2012 compared to 1.53% of total loans at December 31, 2011 is due primarily to the increase in the mix of loans acquired from the PC Bancorp acquisition which did not require any associated Allowance. The combined balance of loans acquired through acquisition was $286 million at December 31, 2012 compared to $61 million at December 31, 2011.

Net interest income after provision for loan losses increased by $7.9 million or 31%, to $34 million in 2012 from $26 million in 2011. The increase from the prior year primarily stems from an increase in the Company’s net interest income due to an increase in interest earning assets in 2012 over 2011. Net interest income was partially offset by an increase in the cost of funds, and an increase in the provision for loan losses between these years.

The Company’s non-interest income increased by $1.6 million, or 68%, to $4.0 million during 2012. This increase was primarily due to an increase in service charges earned by the Company on its deposit accounts of $513,000, or 32%, to $2.1 million, with the increase coming primarily from DDA account analysis fees. Other non-interest income increased by $1.2 million, or 151%, to $2.0 million, which included an increase of $337,000 related to the fair value adjustments on interest rate swap contracts during the period they were non-hedged interest rate swaps, an increase of $162,000 related to bank owned life insurance, an increase of $251,000 related to loan documentation and miscellaneous loan related income, an increase of $160,000 related to SBA servicing fees on loans sold, an increase of $102,000 on loan referral fee income generated from occasional activity, a gain on the sale of SBA loans of $50,000 and an increase in dividend income of $76,000. Total other-than-temporary impairment losses declined by $109,000 related to the Company’s private issue CMO securities. Partially offsetting the above increases was the reduction in gains on sales of securities of $219,000 in 2012 compared to 2011. The Company had no gains on sales of securities in 2012.

Non-interest expense increased by $8.8 million, to $34.5 million for the year ended December 31, 2012 compared to the same period of 2011. The increase was attributable to higher: salaries and employee benefits of $3.7 million, occupancy of $461,000, data processing of $698,000, legal and professional of $379,000, merger related expenses of $2.6 million, OREO expenses of $127,000, office services expenses of $122,000 and other operating expenses of $1.0 million. These costs were partially offset by lower stock based compensation expense of $347,000.

Salaries and employee benefits (excluding stock based compensation expense) increased by $3.7 million to $17.6 million in 2012 due to the higher staffing levels at the Company during 2012. The increase in staffing levels during 2012 was primarily the result of the merger with PC Bancorp at the end of July 2012. The Company had 167 full time employees at December 31, 2012 which compares to 113 at December 31, 2011, an increase of 54 employees during 2012. The Company acquired 54 employees from the PC Bancorp merger on July 31, 2012. At December 31, 2012, the Company had 35 commercial banking relationship managers and 3 commercial real estate relationship managers. This compares with 23 commercial banking relationship managers and 2 commercial real estate relationship managers at December 31, 2011. The Company’s bonus and incentive compensation programs for relationship managers are discretionary in nature and based on a combination of factors, including: Company profitability, timely identification of problem loans, maintenance of their customer base and growth of new relationships. The Company does not award compensation based exclusively on loan originations, excluding SBA loans.

Stock based compensation expense decreased by $347,000 to $1.1 million in 2012 due to the decrease in the number of restricted shares granted, the decrease in the average fair value per share granted between 2012 and 2011 and the timing of when the shares were issued. The Company granted 117,300 and 121,000 shares of restricted stock with an average fair value of $11.70 and $12.48 per share during the years ending December 31, 2012 and 2011, respectively. The average vesting for the restricted stock issued in both 2012 and 2011 was generally 25% per year with the first tranche vesting at the end of the first year.

Occupancy cost increased by $461,000 to $3.6 million in 2012 due primarily to the acquisition of branches located in Anaheim and Irvine in conjunction with the PC Bancorp merger on July 31, 2012. Occupancy cost for 2012 includes rent, depreciation, utilities, repairs and maintenance for the Anaheim and Irvine locations for the partial year of 2012 starting August 1, 2012.

Data processing fees increased by $698,000 to $1.9 million in 2012 primarily due to an increase in the number of customers that the Company maintains on its data processing systems during 2012 and 2011 with an increase from the acquisition of PC Bancorp on July 31, 2012.

Legal and professional cost increased by $379,000 to $1.4 million in 2012 due to an increase in legal fees, audit fees and consulting fees. Legal fees increased by $197,000, audit fees increased by $62,000 and consulting fees increased by $120,000. Legal fees increased due to legal cost associated with the establishment of a holding company, and additional litigation costs related to matters acquired from PC Bancorp. Audit fees increased due to an increase of internal audit cost in 2012 compared to 2011. Consulting fees increased due to assistance related to the Company’s merger activity during 2012.

FDIC deposit insurance assessment cost decreased by $45,000 to $719,000 for 2012 as a result of the changes in the FDIC assessment calculation and fee structure. The FDIC deposit insurance assessment was modified by the FDIC effective March 31, 2011. The Company’s 2011 first quarter FDIC assessment was calculated based on the Company’s total deposit liability, while the Company’s insurance assessment for the last three quarters of 2011 and for the full year of 2012 was based on average consolidated total assets. A portion of the cost savings resulting in the reduction in fees as calculated by the fee structure implemented in 2011 was offset by the increase in the Company’s assessment base during 2012 as a result of both organic growth and the PC Bancorp merger.

The Company incurred merger related cost of $3.1 million and $420,000 for the years ending December 31, 2012 and 2011, respectively. Approximately $220,000 of the merger related costs incurred in 2011 related to the merger with COSB and $200,000 was related to the PC Bancorp merger. The 2012 merger costs included a combination of investment banking fees of $808,000, change in control payment obligations of $958,000, legal and accounting fees of $399,000, data processing cost directly related to the merger of $472,000 and transfer agent fees and certain contract termination costs of $420,000.

OREO valuation write-downs and expenses increased by $127,000 to $343,000 as a result of the write-down and maintenance of an OREO property during 2012. The Company had one OREO property during all of 2012 which was acquired in the third quarter of 2011. The Company’s one OREO property at December 31, 2012 is a vacant land parcel in Los Angeles County that is zoned for commercial retail use. In 2012, the Company entered into a long-term escrow for the sale of this property, which is expected to generate net sale proceeds that approximate the net carrying value of the property. A deposit from the buyer has been credited to the Bank in escrow. The sale of the property is expected to be completed in the second half of 2013. The acquisition of this OREO property resulted in the Company incurring both current as well as prior year delinquent property taxes in 2011. Current year expense includes a property valuation write-down of $232,000 and $111,000 of current year property taxes and maintenance costs associated with maintaining the property for the full year of 2012.

The Company experienced an increase in office services expense of $122,000 to $1.1 million during 2012. This increase was primarily the result of the increase in the number of customers the Company is maintaining, and was directly impacted by the merger with PC Bancorp. These costs include the cost of printing customer checks, courier services to customer locations, armored car services, customer parking and miscellaneous other costs.

The Company experienced an increase in other operating costs of $1.0 million to $3.7 million during 2012. This increase was primarily the result of the acquisition with PC Bancorp. The various cost categories included in other operating expense, include the following: advertising, shareholder services cost, travel and entertainment, director and advisory fees, correspondent bank charges, amortization of intangible assets, amortization of purchased software and other miscellaneous costs. During 2012 the Company experienced the following cost increases, travel and entertainment costs increased by $57,000, director and advisory fees increased by $24,000, advertising and marketing increased by $61,000, shareholder services increased by $133,000, amortization of the Company’s core deposit intangible increased due to the PC Bancorp merger by $82,000, amortization of purchased software increased $59,000, loan origination costs increase by $100,000 as a result of the increase in loan originations during 2012 compared to 2011, operational losses increased by $347,000 as a result of a wire transfer fraud loss of $350,000 and miscellaneous other cost increased by $135,000. Many of these cost increases were the direct result of the increase in the Company’s customer base and the acquisition of PC Bancorp with the resultant higher levels of transaction activity.

Provision for income tax expense of $1.7 million for 2012 compares to a $1.1 million tax expense for 2011. The income tax expense of $1.7 million associated with the Company’s net income before provision for income tax of $3.4 million represents an effective combined Federal and State tax rate of approximately 49.09% which compares to a combined statutory tax rate of 41.15% in 2012. The reason for the higher effective tax rate is related to a number of merger costs incurred during 2012 that provide no tax benefit in addition to country club dues and certain non-tax deductible entertainment costs incurred during 2012 that also provide no tax benefit. These expense items are permanent book to tax differences. The income tax expense of $1.1 million in 2011, associated with the Company’s net income before provision of income tax of $2.6 million, represents an effective combined Federal and State tax benefit rate of approximately 43.94%. The Companies effective rate for 2011 was slightly higher than the combined Federal and State statutory rate due to a number of costs that were not tax deductible, including certain merger costs, ISO stock based compensation expense, county club dues and a portion of entertainment costs.

Net Income for 2011

The Company recorded net income of $1.5 million (or $0.23 per basic common share and $0.22 per common share on a fully diluted basis) for the year ended December 31, 2011, compared to a net loss of $(2.3) million (or $(0.45) per common share on a basic and diluted basis) for the corresponding period in 2010. The following describes the changes in the major components of the Company’s net income for the year ended December 31, 2011 compared to the net loss reported for the same period in 2010.

Net interest income for the year ended December 31, 2011 increased by $9.1 million, to $27.4 million, an increase of 49.3% from 2010 primarily due to the increase in interest income of $8.2 million and a decrease in interest expense of $875,000. The increase in interest income, which increased 39.8% to $28.8 million from $20.6 million from a year ago, was the direct result of the growth of the Company’s average interest earning assets by $215.3 million to $742.6 million in 2011. Contributing to the increase in interest income during 2011, was a slight change in the mix of the Company’s average earnings assets, with loans increasing from 55.2% of interest earning assets to 59.6%, an increase of 4.4% during 2011. The overall yield of the Company’s earning assets declined slightly from 3.90% during 2010 to 3.87% during 2011, a reduction of 3 basis points. Also during 2011, the Company had the positive impact on earnings from the acquisition of COSB.

The decrease in interest expense, which in 2011 declined 39.9% to $1.3 million from $2.2 million in the prior year, was the result of the decline in the overall rate paid on the Company’s funding sources. The overall cost of funds (from all funding sources including non-interest bearing deposits) declined from 0.45% in 2010 to 0.19% in 2011, a decline of 26 basis points. Additionally, the cost of funds was 0.14% basis points for the fourth quarter of 2011, lower than the third quarter of 2011 of 0.17% and lower than the fourth quarter of 2010 of 0.30%. The cost of deposits was 0.13% basis points for the fourth quarter of 2011, lower than the third quarter of 2011 of 0.16% and lower than the fourth quarter of 2010 of 0.28%. The reduction in interest expense was partially offset by the growth in the interest bearing liability portion of the Company’s funding source during 2010. Average interest bearing liabilities increased by $50.0 million during 2011 primarily from the COSB acquisition. Increases in the earning assets and interest bearing liabilities of the Company result from the Company’s ability to execute its marketing and customer growth strategies, including: continued support from the Company’s founders, shareholders and directors, the hiring of additional relationship managers during the year, the establishment of advisory boards in the Conejo Valley in 2009 and Orange County in 2010 and the continued development of new customers.

The increase in interest and fees on loans from $15.7 million for the year ending December 31, 2010 to $25.1 million for the same period in 2011, an increase of 60.6%, was attributable primarily to the growth of the loan portfolio and to a slight increase in the average yield earned on the portfolio. Average outstanding loans during 2011 increased by $151.8 million, or 52.2%, over average outstanding loans from 2010. On a year over year basis, the Company’s loan portfolio increased by a total of $68.0 million to end the year at $489.3 million compared to the balance of $421.3 million at December 31, 2010. Additionally, during the year ended December 31, 2011, the Company’s yield on its loan portfolio increased from 5.38% in 2010 to 5.68% in 2011, an increase of 30 basis points. The increase in the average outstanding loans for the year compared to the prior year is the direct result of both organic loan growth as well as the acquisition of COSB’s loan portfolio at the end of 2010. The year over year, December 31 balance loan growth for 2011 includes only organic growth. During 2011, 2010 and 2009, the prime rate remained unchanged at 3.25%. In addition, the Company had several loans on non-accrual during both 2011 and 2010, which negatively impacted loan interest income during both years, although not materially.

During 2011 and for most of 2010, the Company did not maintain Federal Funds Sold balances at other financial institutions. The Company had no interest income on federal funds sold during 2011 and only $1,000 for the year ending December 31, 2010. During 2009, the Company began redirecting its overnight investing from Fed Funds to maintaining fund balances at the Federal Reserve to receive a better return.

Interest income on deposits in other financial institutions (which includes interest income on certificates of deposit in other financial institutions) increased by $281,000 to $653,000 in 2011, compared to $372,000 in

2010. This increase was primarily attributed to an increase of $48.2 million in average balances during 2011, with the average balances increasing from $142.5 million in 2010 to $190.8 million during 2011. In addition, interest income was positively impacted from an increase in the rate earned on these short term investments. The yield earned increased from 0.26% in 2010 to 0.34% an increase of 8 basis points between these two years. This increase in the yield was a direct result of reinvesting a portion of the balances maintained at the Federal Reserve earning 25 basis points to investing in bank certificates of deposit ranging in maturity from 30 days out to 24 months. The Company had $35.1 million in bank certificates of deposit at December 31, 2011 compared to under $1.0 million in average outstanding balances in 2010. However, the balances the Company maintained in other financial institutions on a year over year basis decreased during 2011, from $200.3 million at December 31, 2010 to $155.9 million at December 31, 2011, a decrease of $44.5 million, as the Company reduced these balances to fund loans and investments.

The decrease in interest income on investment securities of $1.6 million or 34.7%, to $3.0 million for the year ending December 31, 2011, compared to 2010, was attributable to the decline in the overall yield from 4.85% in 2010 to 2.73% in 2011, a decline of 2.12%. This decrease in interest income on investments securities was partially off-set by an increase in the average outstanding balance of $15.3 million during 2011 compared to 2010. The increase in the average balances for 2011 was primarily attributable to the securities acquired from the COSB acquisition, in addition to the purchase of selected securities to partially offset the runoff experienced in the callable agency and mortgage backed securities portfolio. The overall decline in the yield earned on the securities was the result of the majority of the Company’s higher yielding callable agency securities being called and continued significant principal prepayments experienced on the Company’s higher yielding mortgage backed securities portfolio. The cash generated from these liquidations contributed to reinvestments in lower yielding variable rate Small Business Administration “SBA” mortgage backed and business collateral backed securities, lower yielding investment grade corporate bonds and lower yielding mortgage backed securities.

Interest expense on Interest bearing transaction accounts decreased by $102,000 to $152,000 during 2011. Average interest bearing transaction accounts decreased during 2011 by $374,000 to $58.0 million. The decrease in interest expense was attributable to both a decline in the rate paid, as well as a slight decline in average outstanding balances. The interest rate declined from 0.43% to 0.26%, a reduction of 17 basis points, as the Company lowered its pricing in 2010 and 2011 to reflect the lower competitive interest rates offered for these types of accounts.

Interest expense on money market deposit accounts decreased by $142,000 to $791,000 during 2011. This decrease was primarily the result of a decrease in the average rate paid on the outstanding deposits during 2011 compared to 2010. The rate on these accounts declined from 0.58% in 2010 to 0.36% in 2011, a reduction of 22 basis points during 2011. Partially offsetting this cost was an increase in the average outstanding balances for the year, increasing by $59.2 million or 36.8% to end the year at $220.3 million in average balances in this product. The Company lowered its pricing in 2010 and 2011 on these accounts to reflect the overall decline in competitive interest rates offered for these types of accounts in the local market.

Interest Expense on certificates of deposit accounts decreased by $196,000 to $261,000 during 2011. The rate paid on certificates of deposit declined from 0.88% in 2010 to 0.45% in 2011, a reduction of 43 basis points, as the Company lowered its pricing to reflect the lower certificates of deposit rates offered in the local market for these types of accounts as they matured. The decline in interest expense from the rate reduction on certificates of deposit was partially offset by the increase associated with the increase in the outstanding average balances during 2011. The average balances outstanding of deposits increased during 2011 by $6.5 million, or 12.5% during the year and is attributable to the certificates of deposit acquired as part of the COSB acquisition. However, on a year over year basis, certificates of deposit decreased $19.8 million from $70.6 million at December 31, 2010, to $50.8 million at December 31, 2011. Part of the decline in the balances on a year over year basis is also related to the higher paying certificates of deposit that were acquired as part of the COSB merger. The Company lowered the rate paid on the acquired COSB certificates of deposit as those deposits matured during the year.

Interest expense on FHLB borrowings decreased by $311,000 to $5,000 during 2011 as the Company paid off its entire $5.5 million outstanding balance that existed on December 31, 2010. The Company’s entire balance of FHLB borrowings were paid off during the 1st quarter of 2011. The decline in the average outstanding FHLB borrowings of $6.7 million during the year reflects the decision by the Company to reduce its exposure to this funding source by using part of its excess liquidity to pay off all of its outstanding borrowings. The average rate paid on these borrowings for the short period of time these balances were outstanding in 2011 was 2.60%, which compares to a rate of 4.58% that the Company paid in 2010. The FHLB borrowings of $5.5 million at December 31, 2010 were acquired in the acquisition of COSB.

Interest expense on securities sold under agreements to repurchase, “repos”, decreased by $127,000 to $99,000 during 2011. The decline in interest expense on repos was attributable to both a decline in the average balance and a decline in the rate paid. The average balances decreased during 2011 by $13.3 million or 33.0% from the prior year. The interest rate paid decreased from 0.56% in 2010 to 0.37% in 2011, a decline of 19 basis points, as the Company took advantage of lower market prices to lower rates paid on this product. The overall year over year balances on the product increased slightly from $22.9 million at December 31, 2010 to $26.2 million at December 31, 2011, for a net increase of $3.3 million. The repo product is utilized for customers who: are seeking higher earnings than what is available on demand deposit accounts, require excess liquidity and want additional protection in excess of what current FDIC deposit insurance provides in coverage. With the changes to FDIC insurance on business checking accounts and the extremely low interest rate environment and the current rates paid by the Company for this product, the Company has experienced outflows in this funding source during 2011, as some customers have redirected their balances into the Company’s business checking products, including interest bearing transaction accounts now available to businesses in 2011.

Total interest expense in 2011 declined 39.9% to $1.3 million from $2.2 million the prior year. This was primarily the result of the decline in the average interest rate paid on interest bearing deposits and borrowings in 2011 compared to 2010.

The provision for loan losses for the year ending December 31, 2011 was $1.4 million, a decrease of $1.1 million compared to the same period of 2010. The 2011 provision consisted of approximately $1.6 million associated with the current year organic loan growth of $93.3 million at a reserve factor of 1.75%. Partially off-setting the provision for new loan growth was a net recovery of $193,000 thus reducing the overall provision to $1.4 million. The 1.75% provision for new loan growth was consistent with the provision rate used in 2010. During 2011, there were recoveries net of charge-offs of $193,000, while in 2010 there were charge-offs net of recoveries of $1.4 million. The total provision for loan losses recorded during the year decreased by $1.1 million for the year ended December 31, 2011, reflecting both a reduction in loan charge-offs during 2011 compared to 2010, as well as an increase in recoveries in 2011 compared to 2010. The overall allowance for loan loss increased to 1.53% of total loans at December 31, 2011 compared to 1.39% of total loans at December 31, 2010 due primarily to the reduced mix of loans acquired from the COSB acquisition which did not require any associated allowance. The balance of loans acquired from the COSB merger declined from $86.6 million at December 31, 2010 to $61.3 million at December 31, 2011.

Net interest income after the provision for loan losses in 2011 increased by $10.2 million or 64.2 % to $26.0 million from $15.8 million in 2010. The increase from the prior year stems from an increase in the Company’s net interest income due to an increase in the interest earning assets in 2011 over 2010, the decrease in the cost of funds, and the reduction in the loan loss provision between these years.

The Company’s non-interest income increased by $1.3 million, or 112.6%, to $2.4 million during 2011. This increase was primarily due to: an increase in service charges earned by the Company on its deposit accounts of $728,000, or 81.9%, to $1.6 million, an increase in other non-interest income of $461,000, or 140.1%, to $790,000 and an increase from gains on the sale of securities of $84,000, or 62.2%, to $219,000. Partially offsetting non-interest income was an increase in total other-than-temporary impairment losses, net on the Company’s private issue CMO securities of $22,000 to $264,000 during 2011.

Non-interest expense increased by $5.4 million, to $25.7 million during the year ended December 31, 2011 compared to the same period of 2010. The increase was attributable to higher salaries and employee benefits of $2.8 million, higher stock based compensation expense of $609,000, increased occupancy expense of $1.0 million, increased data processing costs of $485,000, higher legal and professional costs of $268,000, increased OREO expenses of $204,000, an increase in office services expenses of $69,000 and a slight increase in merger related expenses of $14,000. These costs were partially offset by a decline in FDIC deposit assessment of $66,000 and other operating expenses of $60,000.

Salaries and employee benefits increased by $2.8 million to $13.9 million in 2011 due to the higher staffing levels that the Company maintained through-out 2011 as compared to 2010. While staffing levels remained relatively stable during 2011, with full time employees of 113 at December 31, 2011 which compares to 114 at December 31, 2010, the Company increased staffing levels by approximately 23 employees on the last day of December 31, 2010 with the acquisition of COSB. The Company’s average staffing level during 2011 was approximately 115 compared to approximately 78 for 2010. Staffing levels increased from 67 full-time employees at December 31, 2009 to 90 full-time employees during 2010 prior to the COSB merger, an increase of 23 employees.

Stock based compensation expense cost increased by $609,000 to $1.5 million in 2011 due to the issuance of additional restricted stock in 2011 and the timing of when the shares were issued. The Company granted 121,000 and 137,750 shares of restricted stock with an average fair value of $12.48 and $11.91 per share during the periods ending December 31, 2012 and 2011, respectively. The average vesting for the restricted stock issued in both 2011 and 2010 was generally 25% per year with the first tranche vesting at the end of the first year.

Occupancy cost increased by $1.0 million to $3.1 million in 2011 due primarily to the acquisition of branches located in Thousand Oaks and Simi Valley in conjunction with the COSB merger on December 31, 2010. In addition, the Company opened loan production offices in Glendale and Orange County, as well as converted its South Bay loan production office into a full service branch in 2010. 2011 occupancy cost includes rent, depreciation, utilities, repairs and maintenance for all the above listed locations for the full year of 2011, but only included these same costs for a partial year in 2010 for the loan production offices and the South Bay Office. There were no occupancy costs for the two branches acquired from the COSB acquisition in 2010. Rent costs increased by $538,000, facilities, furniture and equipment depreciation increased by $201,000 and other facilities expense , which includes, property tax, facilities and equipment repair, utilities and equipment rental increased by $285,000 during 2011 due to the increased number of locations and the timing of when those locations were added in 2010.

Data processing fees increased by $485,000 during 2011 due to the following factors: an increase in the number of customers that the Company maintains on its data processing systems during 2010 and 2011, the installation and utilization of a new wire transfer system during the 2nd quarter of 2011, the installation of a new Company web site that was put in use in the 1st quarter of 2011 and the costs of maintaining two separate “core” data processing systems that came with the acquisition of COSB after December 31, 2010. The Company maintained the “core” data processing system that processed the banking applications for the COSB customers until we converted to a new bank wide “core” data processing system in November of 2011. The Company also incurred some one time data processing conversion costs in 2011 related to the new “core” data processing system.

Legal and professional cost increased during 2011 by $268,000, due to an increase in legal fees, audit fees, board of director fees and consulting fees.

FDIC deposit insurance assessment cost decreased by $66,000 to $764,000 during 2011 as a result of the changes in the FDIC assessment calculation and fee structure. The FDIC deposit insurance assessment was modified by the FDIC effective March 31, 2011. The Company’s first quarter FDIC assessment was calculated based on the Bank’s total deposit liability, while the Bank’s insurance assessment for the last three quarters of 2011 was based on average consolidated total assets. In addition, the payment rate factor utilized in the first quarter of 2011 was reduced for the last three quarters of 2011 by approximately 45%. A portion of the cost savings resulting in the reduction in fees as calculated by the new fee structure was offset by the increase in the Bank’s assessment base. During 2010, the Bank was participating in the Temporary Liquidity Guarantee Program “TLGP” that increased the cost of FDIC insurance in 2010. This FDIC assessment ended on December 31, 2010.

The Company incurred merger related cost of $420,000 and $406,000 for the periods ending December 31, 2012 and 2011, respectively with the acquisition of COSB during 2010. Approximately $200,000 of the merger related costs incurred in 2011 related to the proposed merger with PCB. These costs included a combination of investment banking fees, legal fees, accounting fees, transfer agent fees and certain contract termination costs. While a number of the COSB fees and costs were accrued for and accounted for in 2010, there were a number of legal, accounting and transfer agent costs where services were provided post acquisition date and were recorded in 2011.

The Company incurred an FHLB prepayment penalty of $567,000 in 2010 related to the early payoff of an FHLB borrowing advance. While the Company did incur and pay an FHLB pre-payment penalty of $45,000 on the early payoff of $2.3 million in FHLB advances in January of 2011, this prepayment penalty was accounted for as part of the Company’s fair value adjustment associated with the COSB acquisition and, as a result, this cost was recorded by the Company in 2010 as part of the goodwill adjustment associated with the merger.

The cost related to the acquisition and maintenance of OREO properties during 2011 resulted in a cost increase of $204,000 to $216,000 during 2011. The two OREO properties that the Company had acquired from the merger of the COSB acquisition were sold with minimal expense during the 1st quarter of 2011. During the third quarter of 2011, the Company foreclosed on a commercial real estate loan whose collateral was a vacant land parcel that is zoned for commercial retail use. The acquisition of this OREO property resulted in the Company incurring both current year as well as prior year delinquent property taxes, in addition to the cost of maintaining the property.

The Company experienced a decline in other operating costs of $60,000 to $2.7 million during 2011. This decrease was primarily the result of the FHLB prepayment penalty of $567,000 that was paid in 2010, with no comparable cost in 2011. Excluding the impact of the FHLB prepayment expense between the years, the cost in this category increased by approximately $507,000. The various cost categories included in other operating expense, include the following: advertising, shareholder services cost, customer service costs, travel and entertainment, director and advisory fees, bank charges, amortization of intangible assets, amortization of purchased software and other miscellaneous costs. During 2011 the Company experienced the following cost increases. Customer service cost increased by $26,000, travel and entertainment costs increased by $18,000, director and advisory fees increased by $33,000, correspondent bank charges increased by $94,000, amortization of the Company’s core deposit intangible assets that arose from the COSB merger was $137,000 with no cost in 2010, amortization of purchased software increased $92,000 and miscellaneous other cost increased by $129,000. Many of these cost increases were the direct result of the increase in the Company’s customer base, the acquisition of COSB and include the higher level of transaction activity generated by the increase in actual staffing levels over prior years.

Income tax expense of $1.1 million for December 31, 2011 compares to a $(1.1) million tax benefit for 2010. The income tax expense of $1.1 million associated with the Company’s net income of $2.6 million represents an effective combined Federal and State tax rate of approximately 43.9% which compares to a combined statutory tax rate of 41.15%. The reason for the higher effective tax rate is related to a number of merger related costs incurred during 2011 that provide no tax benefit in addition to ISO stock based compensation expense, country club dues and certain non-tax deductible entertainment costs incurred during 2011 that also provide no tax benefit. These listed expense items are generally permanent book to tax differences. The income tax benefit of $1.1 million in 2010, associated with the Company’s net loss of $3.4 million, represents an effective combined Federal and State tax benefit rate of approximately 33.4%. The Company’s effective rate for 2010 was significantly lower than the combined Federal and State statutory rate due to a number of costs that were not tax deductible, including certain merger costs, ISO stock based compensation expense, county club dues and a portion of entertainment costs.

Average Balances, Interest Income and Expense, Yields and Rates

Years Ended December 31, 2012 and 2011

The following table presents the Company’s average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yield/rate for the periods presented. All average balances are daily average balances (dollars in thousands).

	Years Ended December 31,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest earning Assets:
Loans (1)	$606,142	$34,268	5.65%	$442,871	$25,135	5.68%
Deposits in other financial institutions	264,687	807	0.30%	190,780	653	0.34%
Investment securities (2)	111,928	2,421	2.16%	108,914	2,968	2.73%

Total interest earning assets	982,757	37,496	3.82%	742,565	28,756	3.87%

Non-interest earning assets	63,420			47,062

Total assets	$1,046,177			$789,627

Interest bearing Liabilities:
Interest bearing transaction accounts	$87,923	$184	0.21%	$58,047	$152	0.26%
Money market and savings deposits	278,635	927	0.33%	226,279	799	0.35%
Certificates of deposit	64,964	264	0.41%	58,610	261	0.45%

Total interest bearing deposits	431,522	1,375	0.32%	342,936	1,212	0.35%
Federal Home Loan Bank borrowings	—	—		192	5	2.60%
Subordinated debentures	3,825	332	8.68%	—	—
Securities sold under agreements to repurchase	26,027	90	0.35%	27,083	99	0.37%

Total borrowings	29,852	422	1.41%	27,275	104	0.38%

Total interest bearing liabilities	461,374	1,797	0.39%	370,211	1,316	0.36%

Non-interest bearing demand deposits	477,792			340,787

Total funding sources	936,166			710,998
Non-interest bearing liabilities	7,029			1,958
Shareholders’ equity	99,982			76,671

Total liabilities and shareholders’ equity	$1,046,177			$789,627

Net interest income		$35,699			$27,440

Net interest rate spread (3)			3.43%			3.51%
Net interest margin (4)			3.63%			3.70%

(1)	Average balances of loans are calculated net of deferred loan fees, and include non-accrual loans which have a zero yield. The Company had $10.5 million of non-accrual loans as of December 31, 2012 and $6.2 million of non-accrual loans as of December 31, 2011. Loan fees are included in total net interest income as follows: 2012: $3.7 million and 2011: $1.8 million. $2.8 million of the 2012 amortization is attributable to loans acquired in acquisitions. $0.8 million of the 2011 amortization is attributable to loans acquired in acquisition.
(2)	Average balances of investment securities available for sale are presented on a historical amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(3)	Net interest rate spread represents the yield earned on average total interest earning assets less the rate paid on average interest bearing liabilities.
(4)	Net interest margin is computed by dividing net interest income by average total interest earning assets.

Average Balances, Interest Income and Expense, Yields and Rates

Years Ended December 31, 2011 and 2010

The following table presents the Company’s average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yield/rate for the periods presented. All average balances are daily average balances (dollars in thousands).

	Years Ended December 31,
	2011			2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest earning Assets:
Loans (1)	$442,871	$25,135	5.68%	$291,073	$15,650	5.38%
Federal funds sold	—	—	%	58	1	1.70%
Deposits in other financial institutions	190,780	653	0.34%	142,533	372	0.26%
Investment securities (2)	108,914	2,968	2.73%	93,589	4,543	4.85%

Total interest earning assets	742,565	28,756	3.87%	527,253	20,566	3.90%

Non-interest earning assets	47,062			20,630

Total assets	$789,627			$547,883

Interest bearing Liabilities:
Interest bearing transaction accounts	$58,047	$152	0.26%	$58,421	$254	0.43%
Money market and savings deposits	226,279	799	0.35%	162,406	938	0.58%
Certificates of deposit	58,610	261	0.45%	52,079	457	0.88%

Total interest bearing deposits	342,936	1,212	0.35%	272,906	1,649	0.60%
Federal Home Loan Bank borrowings	192	5	2.60%	6,900	316	4.58%
Securities sold under agreements to repurchase	27,083	99	0.37%	40,397	226	0.56%

Total borrowings	27,275	104	0.38%	47,297	542	1.15%

Total interest bearing liabilities	370,211	1,316	0.36%	320,203	2,191	0.68%

Non-interest bearing demand deposits	340,787			166,849

Total funding sources	710,998			487,052
Non-interest bearing liabilities	1,958			1,729
Shareholders’ equity	76,671			59,102

Total liabilities and shareholders’ equity	$789,627			$547,883

Net interest income		$27,440			$18,375

Net interest rate spread (3)			3.51%			3.22%
Net interest margin (4)			3.70%			3.49%

(1)	Average balances of loans are calculated net of deferred loan fees, and include non-accrual loans which have a zero yield. The Company has $6.2 million of non-accrual loans as of December 31, 2011 and $9.6 million of non-accrual loans as of December 31, 2010. Loan fees are included in total net interest income as follows: 2011: $1.8 million and 2010: $0.8 million. $0.8 million of the 2011 amortization is attributable to the loans acquired in the COSB acquisition.
(2)	Average balances of investment securities available for sale are presented on a historical amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(3)	Net interest rate spread represents the yield earned on average total interest earning assets less the rate paid on average interest bearing liabilities.
(4)	Net interest margin is computed by dividing net interest income by average total interest earning assets.

Net Changes in Average Balances, Composition, Yields and Rates

Years Ended December 31, 2012 and 2011

The following table sets forth the composition of average interest earning assets and average interest bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition and yield/rate between these respective periods (dollars in thousands):

	Years Ended December 31,
	2012			2011			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest earning Assets:
Loans	$606,142	61.7%	5.65%	$442,871	59.6%	5.68%	$163,271	2.1%	(0.03)%
Deposits in other financial institutions	264,687	26.9%	0.30%	190,780	25.7%	0.34%	73,907	1.2%	(0.04)%
Investment securities	111,928	11.4%	2.16%	108,914	14.7%	2.73%	3,014	(3.3)%	(0.57)%

Total interest earning assets	$982,757	100.0%	3.82%	$742,565	100.0%	3.87%	$240,192		(0.05)%

Funding Sources:
Non-interest bearing demand deposits	$477,792	50.9%		$340,787	47.9%		$137,005	3.0%
Interest bearing transaction accounts	87,923	9.4%	0.21%	58,047	8.2%	0.26%	29,876	1.2%	(0.05)%
Money market and savings deposits	278,635	29.7%	0.33%	226,279	31.8%	0.35%	32,356	(2.1)%	(0.02)%
Certificates of deposit	64,964	6.8%	0.41%	58,610	8.3%	0.45%	6,354	(1.5)%	(0.04)%

Total deposits	909,314	96.8%	0.15%	683,723	96.2%	0.18%	225,591	0.6%	(0.03)%

Federal Home Loan Bank borrowings	—	—		192	—%	2.60%	(192)	—%	—%
Subordinated debentures	3,825	0.4%	8.68%	—	—%	%	3,825	0.4%	%
Securities sold under agreements to repurchase	26,027	2.8%	0.35%	27,083	3.8%	0.37%	(1,056)	(1.0)%	(0.02)%

Total borrowings	29,852	3.2%	1.41%	27,275	3.8%	0.38%	2,577	(0.6)%	1.03%

Total funding sources	$939,166	100.0%	0.19%	$710,998	100.0%	0.19%	$228,168		—%

Excess of interest earning assets over funding sources	$43,591			$31,567			$12,024
Net interest rate spread			3.43%			3.51%			(0.08)%
Net interest margin			3.63%			3.70%			(0.07)%

Net Changes in Average Balances, Composition, Yields and Rates

Years Ended December 31, 2011 and 2010

The following table sets forth the composition of average interest earning assets and average interest bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition and yield/rate between these respective periods (dollars in thousands):

	Years Ended December 31,
	2011			2010			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest earning Assets:
Loans	$442,871	59.6%	5.68%	$291,073	55.2%	5.38%	$151,798	4.4%	0.30%
Federal funds sold	—	—%	—%	58	—%	1.70%	(58)	—%	(1.70)%
Deposits in other financial institutions	190,780	25.7%	0.34%	142,533	27.0%	0.26%	48,247	(1.3)%	0.08%
Investment securities	108,914	14.7%	2.73%	93,589	17.8%	4.85%	15,325	(3.1)%	(2.12)%

Total interest earning assets	$742,565	100.0%	3.87%	$527,253	100.0%	3.90%	$215,312		(0.03)%

Funding Sources:
Non-interest bearing demand deposits	$340,787	47.9%		$166,849	34.2%		$173,938	13.7%
Interest bearing transaction accounts	58,047	8.2%	0.26%	58,421	12.0%	0.43%	(374)	(3.8)%	(0.17)%
Money market and savings deposits	226,279	31.8%	0.35%	162,406	33.4%	0.58%	63,873	(1.6)%	(0.23)%
Certificates of deposit	58,610	8.3%	0.45%	52,079	10.7%	0.88%	6,531	(2.4)%	(0.43)%

Total deposits	683,723	96.2%	0.18%	439,755	90.3%	0.37%	243,968	5.9%	(0.19)%

Federal Home Loan Bank borrowings	192	—%	2.60%	6,900	1.4%	4.58%	(6,708)	(1.4)%	(1.98)%
Securities sold under agreements to repurchase	27,083	3.8%	0.37%	40,397	8.3%	0.56%	(13,314)	(4.5)%	(0.19)%

Total borrowings	27,275	3.8%	0.38%	47,297	9.7%	1.15%	(20,022)	(5.9)%	(0.77)%

Total funding sources	$710,998	100.0%	0.19%	$487,052	100.0%	0.45%	$223,946		(0.26)%

Excess of interest earning assets over funding sources	$31,567			$40,201			$(8,634)
Net interest rate spread			3.51%			3.22%			0.29%
Net interest margin			3.70%			3.49%			0.21%

Volume and Rate Variance Analysis of Net Interest Income

Years Ended December 31, 2012, 2011 and 2010

The following table presents the dollar amount of changes in interest income and interest expense due to changes in average balances of interest earning assets and interest bearing liabilities and changes in interest rates. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (i) changes in volume (i.e. changes in average balance multiplied by prior period rate) and (ii) changes in rate (i.e. changes in rate multiplied by prior period average balance). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the absolute dollar amounts of the changes due to volume and rate (dollars in thousands):

	Year Ended December 31, 2012 vs. 2011			Year Ended December 31, 2011 vs. 2010
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans	$9,267	$(134)	$9,133	$8,568	$917	$9,485
Federal funds sold	—	—	—	(1)	—	(1)
Deposits in other financial institutions	237	(83)	154	149	132	281
Investment securities	91	(638)	(547)	645	(2,220)	(1,575)

Total interest income	9,595	(855)	8,740	9,361	(1,171)	8,190

Interest Expense:
Interest bearing transaction accounts	65	(33)	32	(3)	(99)	(102)
Money market and savings deposits	175	(47)	128	287	(426)	(139)
Certificates of deposit	28	(25)	3	50	(246)	(196)

Total deposits	268	(105)	163	334	(771)	(437)

Federal Home Loan Bank borrowings	(5)	—	(5)
Subordinated debentures	332	—	332	(215)	(96)	(311)
Securities sold under agreements to repurchase	(4)	(5)	(9)	(63)	(64)	(127)

Total borrowings	323	(5)	318	(278)	(160)	(438)

Total interest expense	591	(110)	481	56	(931)	(875)

Net Interest Income	$9,004	$(745)	$8,259	$9,305	$(240)	$9,065

Non-interest Expense

The following table lists the major components of the Company’s non-interest expense (dollars in thousands).

				2012 vs. 2011		2011 vs. 2010
	Year Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2012	2011	2010	$	%	$	%
Salaries and employee benefits	$17,609	$13,885	$11,056	$3,724	26.8%	$2,829	25.6%
Stock based compensation expense	1,120	1,467	858	(347)	(23.7)%	609	71.0%
Occupancy	3,564	3,103	2,079	461	14.9%	1,024	49.3%
Data processing	1,905	1,207	722	698	57.8%	485	67.2%
Legal and professional	1,350	971	703	379	39.0%	268	38.1%
FDIC deposit assessment	719	764	830	(45)	(5.9)%	(66)	(8.0)%
Merger related expenses	3,058	420	406	2,638	628.1%	14	3.4%
OREO expenses	343	216	12	127	58.8%	204	1,700.0%
Office services expenses	1,127	1,005	936	122	12.1%	69	7.4%
Other operating expenses	3,705	2,708	2,768	997	36.8%	(60)	(2.2)%

Total non-interest expense	$34,500	$25,746	$20,370	$8,754	34.0%	$5,376	26.4%

Non-Interest Expense changes between 2012 and 2011:

The increase in non-interest expense between 2012 and 2011 is due to increases in salaries and employee benefits, occupancy, data processing, legal and professional, merger related expenses, OREO expenses, office services expenses and other operating expenses. These costs were partially reduced by declines in stock based compensation expense and FDIC deposit assessment. The Company’s merger related costs were higher in 2012 compared to 2011 due to the acquisition of PCB in 2012. See a detailed discussion on these changes in the analysis of the Company’s “Net Income for 2012”. The over-all increases in most of the categories relate to the increase in staffing of the Company during 2011 and 2012 and the cost associated with maintaining higher staffing levels, an increase in the number of branches and loan production offices that have resulted in an increase in rent, depreciation on new equipment for new employees and the new offices, supplies, parking, telephone and business entertainment. The cost of maintaining a higher customer base also impacted the Company’s expense numbers for 2012.

Non-Interest Expense changes between 2011 and 2010:

The increase in non-interest expense between 2011 and 2010 is due to increases in salaries and employee benefits, stock based compensation expense, occupancy, data processing, legal and professional, OREO expenses and office services expenses. These costs were partially reduced by declines in FDIC deposit assessments and FHLB borrowing pre-payment penalty cost which is included in other operating expenses. The Company’s merger related costs were comparable between the two years. See a detailed discussion on these changes in the analysis of the Company’s “Net Income for 2011”. The over-all increases in most of the categories relate to the increase in staffing of the Company during 2010 and 2011 and the cost associated with maintaining higher staffing levels, an increase in the number of branches and loan production offices that have resulted in an increase in rent, depreciation on new equipment for new employees and the new offices, supplies, parking, telephone and business entertainment. The cost of maintaining a higher customer base also impacted the Company’s expense numbers for 2011, in addition to the maintenance of two data processing systems throughout much of 2011 as result of the COSB acquisition. Additional data processing costs were incurred as a result of the conversion of the Company’s primary “core” banking software system in November of 2011. The Company also had a full year of costs in 2011 compared to a partial year of costs in 2010 related to the opening of two new loan production offices and one full-service branch during 2010.

Core Earnings and Reconciliation to Net Income:

The Company utilizes the term core earnings, a non-GAAP financial measure. CU Bancorp’s management believes core earnings is useful because it is a measure utilized by market analysts in evaluating the Company’s ability to generate profit despite non-recurring items such as merger expenses and provision for loan losses with the ebbs and flows of commercial lending. Other companies may calculate core earnings in a manner different from CU Bancorp. A reconciliation of CU Bancorp’s net income to core earnings is presented in the table below for the periods indicated:

	Twelve Months Ended December 31,
	2012	2011
Net Income	$1,727	$1,467
Add back: Provision for income tax expense	1,665	1,147
Add back: Provision for loan losses	1,768	1,442
Subtract: Gain on sale of securities, net	—	219
Subtract: Other-than-temporary impairment losses, net	(155)	(264)
Add back: Merger related expenses	3,058	420

Core Earnings	$8,373	$4,521

Core earnings for 2012 increased by approximately $3.9 million or 85%, compared with 2011. The increase in core earnings represents a significant increase in our level of profitability as we realize the synergies from the merger with PC Bancorp. These results reflect the benefit of our increased scale, which provides the opportunity to realize additional operating leverage as our loan portfolio expands. The increase has been driven by PC Bancorp’s loans coupled with our strong organic loan growth and an ongoing initiative to replace PC Bancorp’s higher cost deposits with lower cost core deposits.

FINANCIAL CONDITION

During the year ending December 31, 2012, the Company increased total assets by $449 million to $1.25 billion, an increase of 56% from December 31, 2011. This growth primarily resulted from the acquisition of PC Bancorp and the organic growth in deposits. The PC Bancorp acquisition added $397 million in total assets at the close of business on July 31, 2012. Deposits increased by $387 million or 56%, to $1.08 billion at December 31, 2012, from $691 million at December 31, 2011. Of the total deposit growth of $387 million at December 31, 2012, approximately $244 million came from the PC Bancorp acquisition with $143 million from organic growth.

Cash and Cash Equivalents increased by $49 million to $183 million, a 36% increase from the prior year. At December 31, 2012, the Company had approximately $136 million at the Federal Reserve Bank included in the $183 million of cash and cash equivalents. The Company recognizes that maintaining high levels of on-balance sheet liquidity, balances maintained in cash and cash equivalents, has reduced the Company’s current year interest income. It also recognizes that these same balances reduce the Company’s net interest rate exposure to higher interest rates in the future and continues to position the Company as interest rate asset sensitive.

At December 31, 2012, the Company increased loans by $366 million to $855 million, an increase of 75% from the prior year. 2012 loan growth was composed of $251 million from the PC Bancorp acquisition and $115 million of net organic loan growth. The Company originally acquired $278 million in loans from the PC Bancorp acquisition on July 31, 2012. These loans declined by $27 million or 10%, by the end of 2012.

Non-interest bearing demand deposits increased by $162 million or 43%, to $544 million. Non-interest bearing demand deposits represented 50% of the Company’s total deposits at December 31, 2012. The PC Bancorp acquisition accounted for $68 million of this growth and organic growth accounted for $94 million. Non-interest bearing demand deposits acquired from PC Bancorp at July 31, 2012 were $80 million, and declined by $12 million or 15%, by the end of 2012.

Interest bearing transaction accounts increased by $49 million or 76%, to $113 million, of which $12 million originated from the PC Bancorp acquisition and $37 million was organic growth. The interest bearing demand deposits acquired from PC Bancorp at July 31, 2012 were $8 million, and increased by $4 million or 50%, by the end of 2012.

Money market and savings deposits increased by $146 million or 75%, to $340 million. The PC Bancorp acquisition accounted for $131 million of this growth with organic growth accounting for $15 million. Money market and savings deposits acquired from PC Bancorp at July 31, 2012 were $185 million, and declined by $54 million or 29%, by the end of 2012. This decline was the result of an ongoing program to reduce the cost and restructure the mix of the PC Bancorp deposits.

Certificates of deposit increased by $30 million or 60%, to $81 million. The PC Bancorp acquisition accounted for $33 million of this growth which was offset by organic runoff of $3 million. The original balance of certificates of deposit acquired from PC Bancorp at July 31, 2012 were $61 million, and declined by $28 million or 45%, by the end of 2012. This decline was the result of an ongoing program to reduce the cost and restructure the mix of the PC Bancorp deposits.

In addition to the growth of the consolidated balance sheet from the PC Bancorp acquisition, the Company’s organic growth during 2012 was a direct result of continuing to expand the customer base within the Company’s primary market area and the hiring of additional customer relationship managers in both the current and prior year.

Investment Securities

In order to maintain the Company’s goal of maintaining a high degree of both on-balance sheet and off-balance sheet liquidity, the Company maintains a portion of its investment securities in both readily saleable securities and/or securities that can be pledged as collateral for one or a combination of the Company’s credit facilities. To meet this goal to maintain a portion of the Company’s assets in saleable or pledge-able securities, the Company invests in U.S. Agency and U.S. Sponsored Agency issued AAA and AA rated investment-grade callable and non-callable bonds, mortgage backed pass through securities and collateralized mortgage obligation “CMO” securities, investment grade corporate bond securities and highly rated investment grade municipal securities. In addition, at December 31, 2012 the Company had a $2.9 million below investment grade private issue CMO securities portfolio all of which was sold in January of 2013 resulting in a $4,600 gain. The Company also maintains investable funds with other financial institutions in the form of overnight interest bearing money market accounts and short term maturity certificates of deposit with insured financial institutions. Throughout both 2012 and 2011, the Company has maintained a significant portion, of its’ overnight liquidity with the Federal Reserve Bank. At December 31, 2012 the Company had $135.9 million on deposit with the Federal Reserve.

Securities owned by the Company may also be pledged in connection with the Company’s securities sold under agreements to repurchase program that is offered to the Company’s business deposit customers in which a minimum of 102% of the borrowings are collateralized by the fair market value of the investment securities. As of December 31, 2012 and 2011, the carrying value of securities pledged in connection with securities sold under agreements to repurchase was $23.3 million and $26.7 million, respectively. Securities with a market value of $11.0 million were pledged to secure a certificate of deposit of $10.0 million with the State of California Treasurer’s office throughout both 2012 and 2011. Securities with a market value of $16.0 million and $16.2 million were pledged to secure outstanding standby letters of credit of $12.7 million and $9.8 million at December 31, 2012 and December 31, 2011, respectively. Securities with a market value of $281,000 and $154,000 were pledged to secure local agency deposits at December 31, 2012 and December 31, 2011, respectively. Securities with a market value of $12.3 million and $0.3 million were pledged to secure its Federal Reserve credit facility at December 31, 2012 and December 31, 2011, respectively. Securities may also be pledged in connection with borrowings from the Federal Home Loan Bank “FHLB”. As of December 31, 2012 and 2011, the Company had no securities pledged in connection with its credit facility with the FHLB.

As of December 31, 2012, the Company’s fair value investment securities portfolio consisted of the following, by issuer:

Fair Value Securities Portfolio, by Issuer

(Dollars in thousands)	Amount
Small Business Administration “SBA”	$42,979
Government National Mortgage Association “GNMA”	22,960
United States Treasury	10,015
Corporate Bonds — Various Companies	10,546
Federal National Mortgage Association “FNMA”	7,104
Municipals — Various State and Political Subdivisions	6,816
Federal Home Loan Bank “FHLB”	5,655
Federal Home Loan Mortgage Corporation “FHLMC”	4,322
Federal Farm Credit Bank “FFCB”	3,241
Federal Deposit Insurance Corporation “FDIC”	1,605
PCMO Securities — Various Issuers	2,910

Total	$118,153

The Corporate Bonds in the above table include seven individual companies, the PCMO Securities include six financial institutions and the Municipals include seven separate municipalities.

The securities in the above table issued by the United States Treasury of $10 million, the SBA of $43 million and by GNMA of $23 million, are fully guaranteed as to the timely payment of both principal and interest by the United States Government. The security issued by the FDIC of $1.6 million is fully guaranteed as to the payment of principal and interest by the FDIC.

As part of the acquisition of PC Bancorp, the Company acquired $44.4 million of investment securities which consist of 57 individual securities.

Prior to the acquisition of PC Bancorp, the Company performed an analysis on the individual securities within the PC Bancorp investment securities portfolio. Based on this analysis, the Company identified a number of securities that either did not conform to the Company’s investment policy guidelines, or did not meet the Company’s credit or interest rate risk profile for current investment securities. As a result of this analysis, the Company decided to sell a number of these securities shortly after the PC Bancorp acquisition. These securities included: three corporate bonds with a fair value of $1.7 million and twenty six municipal securities with a fair value of $15.5 million. There were no gains or losses associated with the disposition of these securities from their July 31, 2012 fair value basis.

The fair value of the remaining 29 investment securities that were not sold subsequent to the acquisition with PC Bancorp included eleven U.S. agency fixed rate note securities with an initial fair value of $11.5 million, four U.S. SBA agency securities with an initial fair value of $5.0 million, five investment grade corporate bonds with an initial fair value of $2.7 million and eight municipal securities with an initial fair value of $7.9 million, for a total of 29 separate issues with an initial fair value of $27.1 million. During the subsequent five months from the acquisition, five of the securities that were not sold, either matured or were called by the issuing agency. At December 31, 2012, the Company had remaining from the acquisition a total of 24 investment securities with a fair value of $22.6 million.

At December 31, 2012, the Company had invested in private issue CMO securities with a market value of $2.9 million. The underlying collateral of these securities was originally classified as Alt A mortgage loans when they were originated by the issuing financial institutions and were acquired by the Company in late 2007 and early 2008. The majority of these mortgages are fixed-rate, 30-year loans, originated in early 2006 with average FICO scores between 700 and 750 and average LTVs between 62% and 74% at origination. At the time of purchase, all the private issue CMO securities were rated by two of the three national rating agencies as AAA investment grade, the highest rating provided on securities. The fair market value prices of these securities have declined substantially from the date of their original purchase due to the following factors: a high degree of loan delinquencies and foreclosures in the single family mortgage loans that collateralize these securities, actual losses recorded on the original principal balances remitted to the investors on the securities, continued expectation that further credit losses will be incurred over the next several years, continued high delinquencies and foreclosures on the loans collateralizing these securities over the near term and a lack of significant market liquidity for these securities within the bond market. These securities are senior tranches in their respective securitizations and were supported by subordinate tranches. All of these securities were downgraded to below investment grade by all of the rating agencies beginning in 2009. The fair market value of these securities at December 31, 2012 represents approximately 0.23% of the Company’s total assets. These securities are not significant to the liquidity needs of the Company and were sold in January 2013 resulting in a $4,600 gain.

The Company has utilized a third party to assist in the valuation of the private issue CMO securities. The primary and principal assumptions used in evaluating these investments are provided to the Company by a third party provider, Performance Trust Partners. The Company has utilized Performance Trust Partners to provide expertise in development and analysis of the cash flow data on the specific loan pools that comprise the private issue CMO securities. This process estimates cash flows related to the securities using assumptions related to prepayment speeds, credit default rates and loss severity ratios. The model the Company utilizes based on the data received from Performance Trust Partners, qualifies as a level 3 input under (ASC 820, Fair Value Measurements and Disclosures). This model is used to determine the basis for the other-than-temporary impairment on these securities. Based on this model the Company has determined that it will not receive all contractual cash flows from the private issue CMO securities and has classified all six of the private issue CMO securities as other-than-temporarily impaired. The results of discounting the cash flows at December 31, 2012 indicated that the remaining net projected credit loss was approximately $871,000. This is the amount of estimated principal balances that are uncollectable. The impairment charge recorded to the Statement of Operations against the securities for the year ended December 31, 2012 was $155,000. This compares with the impairment charge of $264,000 in 2011 and $242,000 in 2010.

During the 2nd quarter of 2011, Bank of America announced an $8.5 billion settlement to resolve repurchase claims involving residential mortgage-backed securities issued by Countrywide. One of the Company’s private issue CMO securities was included as part of this settlement which also included approximately 530 other mortgage-backed securities. It is unknown at this time the final amount and timing or the percent of proceeds that the Company would receive from the above Bank of America settlement. The Company does not believe the proceeds that would be received from the Bank of America settlement would be material to the financial statements.

On January 17, 2012, the Company received a notice of class action and proposed settlement regarding another of its private issue CMO securities. According to the proposed class action, Merrill Lynch has agreed to pay $315 million in cash for benefit of the class action which also includes a significant number of securities. The Company received $82,000 related to this settlement on this security in 2012. The proceeds were applied to reduce the principal balance on the security.

For the years ended December 31, 2012 and 2011, the Company received a total of $494,000 and $514,000, respectively in cash principal payments on these private issue CMO securities. In addition, the Company received $251,000 and $295,000 in interest payments, for the years 2012 and 2011, respectively. Total cash collections during 2012 and 2011 were $745,000 and $809,000, respectively.

As of December 31, 2012, the Company had unrealized gains of $2.4 million and unrealized losses of $56,000 on its investment securities portfolio. Included in the unrealized gains of $2.4 million was $36,000 of unrealized gains on its private issue CMO securities. The subsequent sale of these securities in 2013 resulted in the Company recording a $4,600 gain. See Note 3 to the financial statements for additional information.

The Company currently accounts for its investment securities as available-for-sale and records all changes to the market value of the securities through the equity section of the consolidated balance sheets. The Company evaluates the unrealized losses on its securities as to whether they are temporary or other-than-temporary, and as to the amount of other-than-temporary “OTTI” loss that should be recorded as a loss in the statement of operations. At December 31, 2012, the Company estimates that there were no OTTI losses within its investment securities portfolio except for the six private issue CMO securities mentioned above. The Company regularly assesses its securities portfolio and there can be no assurance that there will not be additional impairment charges in the future.

Composition of the Fair Value of Securities Available-for-Sale

(Dollars in thousands)	At December 31, 2012
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Government Agency and Treasury Securities	$18,911	16.0%	$19,682	17.3%	$12,348	12.8%
U.S. Government SBA Securities	42,979	36.4%	41,521	36.4%	35,930	37.3%
U.S. Government GNMA Mortgage-Backed Securities	22,960	19.4%	22,636	19.8%	13,910	14.5%
U.S. Government Agency CMO & Mortgage-Backed Securities	13,031	11.0%	19,580	17.2%	30,086	31.3%
Corporate Bonds	10,546	8.9%	7,897	6.9%	—	—%
Municipal Securities	6,816	5.8%	—	—%	99	0.1%
Private Issue CMO Securities	2,910	2.5%	2,775	2.4%	3,801	4.0%

Total	$118,153	100.0%	$114,091	100.0%	$96,174	100.0%

The amortized cost, estimated fair value and average yield of debt securities at December 31, 2012, are reflected in the table below. Maturity categories are determined as follows:

•	U.S. Govt. Agency and U.S. Govt. Sponsored Agency bonds and notes — maturity date

•

U.S. Govt. Sponsored Agency CMO or Mortgage-Backed Securities, U.S. Govt. Agency GNMA Mortgage-Backed Securities and U.S. Gov. Agency SBA Securities — estimated cash flow taking into account estimated pre-payment speeds

•	Private Issue CMO Securities — weighted average life

•	Investment grade Corporate Bonds and Municipal securities — maturity date

Although U.S. Government Agency, U.S. Government Sponsored Agency mortgage-backed and CMO securities and Private Issue CMO securities have contractual maturities through 2050, the expected maturity will differ from the contractual maturities because borrowers or issuers may have the right to prepay such obligations without penalties.

(Dollars in thousands)	Maturing
	One year or less	Weighted Average Yield	After one year thru five years	Weighted Average Yield	After five years thru ten years	Weighted Average Yield	After ten years	Weighted Average Yield	Balance as of December 31, 2012	Weighted Average Yield	% to total
U.S. Treasury Securities	$10,016	0.72%	$—	—%	$—	—%	$—	—%	$10,016	0.72%	8.5%
U.S. Government Agency Securities	4,591	0.38%	4,304	0.57%	—	—%	—	—%	8,895	0.47%	7.5%
U.S. Government SBA Securities	5,142	1.59%	15,211	1.72%	12,292	2.17%	10,334	2.30%	42,979	1.97%	36.4%
U.S. Government GNMA Mortgage-Backed Securities	3,559	2.61%	6,511	2.60%	5,853	2.35%	7,037	2.80%	22,960	2.68%	19.4%
U.S. Government Agency CMO & Mortgage-Backed Securities	3,085	3.77%	4,903	3.50%	1,272	4.26%	3,771	4.28%	13,031	3.86%	11.0%
Corporate Bonds	1,004	0.75%	9,542	1.73%	—	—%	—	—%	10,546	1.63%	8.9%
Municipals	3,083	0.67%	3,733	1.48%	—	—%	—	—%	6,816	1.10%	5.8%
Private Issue CMO Securities	—	—%	—	—%	374	6.61%	2,536	6.34%	2,910	6.37%	2.5%

Total	$30,480	2.70%	$44,204	2.48%	$19,791	3.31%	$23.678	3.73%	$118,153	2.17%	100.0%

Loans

The Company has experienced consistent growth in its loan portfolio over the past 7  1/2 years since opening in 2005. This loan growth is the result of marketing efforts, principally in our market and adjacent areas. The Company’s loan portfolio increased by $366 million, to $855 million at December 31, 2012, an increase of 75% over December 31, 2011. The December 31, 2012 loan balance includes $251 million in loans acquired from the PC Bancorp acquisition. The remaining $115 million represents net organic loan growth. This growth compares to the Company’s net organic loan growth of $68 million and $71 million during 2011 and 2010, respectively.

The Company’s loan customers are primarily in the Southern California area with geographical distribution as follows: Los Angeles County 54%, Orange County 20%, Ventura County 6% and other California counties 12%. Approximately 8% of our loans are to customers outside of California.

Management reviews a report, on at least a quarterly basis, of loan relationships with balances over $3.5 million which constitute 40% of the Company’s total loan portfolio as of December 31, 2012. There were seven loan relationships with balances over $10 million, nineteen loan relationships over $5 million up to $10 million and twenty nine loan relationships over $3.5 million up to $5 million. Of the seven largest loan relationships, four were related to real estate lending relationships, two were related to commercial and industrial lending relationships and one relationship was concentrated in multifamily loans.

The Company provides commercial loans, including working capital and equipment financing, real estate loans including residential and construction and consumer loans, generally to business principals, entrepreneurs and professionals. The Company currently does not offer residential mortgages to consumers other than home equity lines of credit. The Company’s lending has been originated primarily through direct contact with the borrowers by the Company’s relationship managers and/or executive officers. The Company’s credit approval process includes an examination of the collateral, cash flow and debt service coverage of the loan, as well as the financial condition and credit references of the borrower and guarantors, where applicable. The Company’s senior management is actively involved in its lending activities, collateral valuation and review process. The Company obtains independent third party appraisals of real property, securing loans as required by applicable federal law and regulations. There is also a loan committee comprised of senior management and outside directors that monitors the loan portfolio on a monthly basis.

The Company believes that it manages credit risk closely in its loan portfolio and uses a variety of policy and procedure guidelines and analytical tools to achieve its asset quality objectives.

The Company’s real estate construction loans are primarily short-term loans made to finance the construction of commercial real estate and multifamily residential property. We also make loans to finance the construction of single family residences to established developers and owner-occupiers. We do not engage in any single family tract development lending to real estate developers.

Of the $49 million in construction, land development and other loan land loans, 44% are for construction, 10% are for tenant improvement and 46% are for land development.

Our other real estate loans consist primarily of loans made based on the borrower’s cash flow, secured by deeds of trust on commercial and residential property to provide an additional source of repayment in the event of default. Maturities on these loans are generally up to ten years (on an amortization ranging from fifteen to twenty-five years with a balloon payment due at maturity). The interest rates on these commercial real estate loans are either fixed or floating, with many of the loans that have maturities greater than five years having re-pricing provisions that adjust the interest rate to market rates at stated times prior to maturity. Owner-occupied nonresidential properties and other nonresidential properties are composed of 17% office buildings, 44% commercial buildings, 14% retail centers and 25% hotel/resorts/other. The Company is not currently pursuing hotel loans and will allow hotel/lodging loans of $82 million at December 31, 2012 to continue to amortize and run off. As of December 31, 2012, hotel/lodging loans have a weighted average remaining life of 10.5 years and a weighted average coupon of 5.37%. Home equity lines generally have interest rates that float with the prime rate.

Our commercial and industrial loans are made for the purpose of providing working capital, financing for the purchase of equipment or for other business purposes. Such loans include loans with maturities ranging from thirty days to one year and “term loans” which are loans with maturities normally ranging from one to five years.

Personal loans are generally made for the purpose of financing investments, various types of consumer goods and other personal purposes.

Outstanding unused loan commitments consist primarily of commercial, construction and home equity lines of credit which have not been fully disbursed, as well as some standby letters of credit which generally support lease or other direct obligations. Based upon our experience, the outstanding unused loan commitments are expected to decrease in line with increases in loan demand, subject to economic conditions. During 2012, the Company’s percentage of unused loan commitments to total loan commitments has decreased slightly. The Company had $273 million in outstanding unused loan commitments, and $23 million in outstanding standby and performance letters of credit, with total off-balance sheet commitments totaling $296 million at December 31, 2012. The Company had $205 million in outstanding unused loan commitments, and $16 million in outstanding standby and performance letters of credit, with total off-balance sheet commitments totaling $221 million at December 31, 2011.

We do not have any concentrations in our loan portfolio by industry or group of industries, except for the level of loans that are secured by real estate as presented in the table below. We currently do not have loans to any foreign entities. In addition, we have not made any loans to finance leveraged buyouts or for highly leveraged transactions.

The following table presents the composition of the Company’s loan portfolio aggregated by FDIC call reporting code categories as of the dates indicated.

(Dollars in thousands)	December 31,
	2012	2011	2010	2009	2008
Commercial and Industrial Loans:	$262,637	$185,629	$170,601	$93,146	$76,480

Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	181,844	85,236	71,162	66,465	33,171
Other Nonresidential Properties	246,450	97,730	87,424	47,481	65,121
Construction, land development and other land	48,528	34,380	25,952	15,910	16,381
1-4 Family Residential Properties	62,037	38,674	43,790	26,409	24,966
Multifamily Residential Properties	31,610	25,974	14,201	10,102	6,631

Total Loans Secured by Real Estate	570,469	281,994	242,529	166,367	146,270

Other Loans:	21,779	21,637	8,133	3,908	9,454

Total Loans	$854,885	$489,260	$421,263	$263,421	$232,204

The following table sets forth the maturity distribution of the Company’s outstanding loans at December 31, 2012. In addition, the table shows the distribution of loans with current predetermined interest rates (loans that are either fixed rate or loans that are either at or below their floor rate) and those with variable (floating) interest rates. The Company currently utilizes the Wall Street Prime Rate, the 5 year U.S. Treasury Rate and the 5 year FHLB Seattle Rate, to price its variable rate loans. As of December 31, 2012, we had 102 loans with an outstanding total balance of $47 million with maturities greater than twenty years.

(Dollars in thousands)	Maturing
	Within One Year	One to Five Years	After Five Years	Total
Commercial and Industrial	$130,247	$79,434	$52,956	$262,637
Owner-Occupied Nonresidential Properties	10,419	72,378	99,047	181,844
Other Nonresidential Properties	12,239	82,385	151,826	246,450
Construction, Land Development and Other Land	27,673	17,433	3,422	48,528
1-4 Family Residential Properties	4,206	21,136	36,695	62,037
Multifamily Residential Properties	9,429	18,697	3,484	31,610
Other	4,291	17,484	4	21,779

Total	$198,504	$308,947	$347,434	$854,885

Loans with pre-determined interest rates (1)	$128,537	$210,843	$205,442	$544,822
Loans with floating or adjustable interest rates	69,967	98,104	141,992	310,063

Total Loans	$198,504	$308,947	$347,434	$854,885

(1)	Includes approximately $308 million of variable rate loans that are either at or below their floor.

Impaired Loans, Past Due, Restructured and Non-Accrual Loans. The Company had 31 loans on non-accrual totaling $10.5 million, or 1.2% of total loans, at December 31, 2012. This balance is made up of fifteen commercial and industrial loans totaling $1.6 million, one construction and land development loan of $1.2 million, two owner-occupied nonresidential property loans of $2.8 million, two other nonresidential property loans of $2.2 million, four multifamily residential property loans totaling $1.2 million, five 1-4 family residential loans totaling $1.5 million, and 2 other consumer loans totaling $5 thousand. The Company’s largest non-performing loan was a $2.3 million owner-occupied nonresidential property loan. The increase in non-performing assets from December 31, 2011 is attributable to the downgrading of loans acquired in the merger with PCB, partially offset by a decrease in non-accrual loans originated by the Company. An impaired loan table has been provided below with additional information regarding the Company’s impaired loans which include loans past due and on non-accrual, loans past due and accruing and loans that have been restructured and modified, that are defined as “Troubled Debt Restructuring” as of December 31, 2012.

The following is a summary of information pertaining to impaired loans for the dates indicated (dollars in thousands):

	December 31,
	2012	2011
Impaired loans with a valuation allowance	$208	$200
Impaired loans without a valuation allowance	5,376	2,886

Total impaired loans (1)	$5,584	$3,086

Valuation allowance related to impaired loans	$11	$12

Loans on non-accrual status (2)	$10,530	$6,150

Troubled debt restructured loans (3)	$5,707	$3,601

	Years Ended December 31,
	2012	2011
Average recorded investment in impaired loans	$3,839	$3,493
Interest foregone on impaired loans	$308	$265
Cash collections applied to reduce principal balance	$111	$482
Interest income recognized on cash collections	$37	$—

(1)	This balance excludes purchased credit impaired loans. These purchased credit impaired loans were acquired through acquisitions and had evidence of deterioration in credit quality prior to acquisition. The fair value of these loans as of acquisition includes estimates of credit losses.
(2)	This balance includes loans acquired with deteriorated credit quality through acquisition of $4.9 million and $3.1 million as of December 31, 2012 and 2011, respectively.
(3)	This balance includes two loans with a recorded investment of $2.0 million that were purchased credit impaired loans and were later restructured as troubled debt. Both of these loans are now performing in compliance with their restructuring agreements, and have been returned to accrual status.

All loans classified as impaired in the table above have been placed on non-accrual. There were no non-performing assets or loans greater than 90 days past due and accruing interest as of December 31, 2012, 2011 and 2010.

The risk that borrowers will fail, or will be unable to repay their loans, is an inherent part of the banking business. The Company has established guidelines and practices to specifically identify loans that may become past due in the future, either as to interest or principal, for more than 90 days. Such loans are given special attention by our credit officers and additional efforts are made to get the borrowers to bring their loans current or to provide additional collateral to reduce the risk of potential losses on these loans. In addition, the Company may in the future renegotiate the payment terms of loans to permit the borrower to defer interest or principal payments in those instances where it appears that the borrower may be encountering temporary or short-term financial difficulties and we believe that the future deferral would reduce the likelihood of an eventual loss on the loan. When we have reason to believe that continued payment of interest and principal on any loan is unlikely, the loan is placed on a non-accrual status (that is, accrual of interest on the loan is discontinued and any previously accrued but unpaid interest on the loan is reversed and, therefore, the loan ceases to be an earning asset for the Company). The Company has established practices and guidelines to increase its efforts to recover all amounts due us that become delinquent in the future, which may include the initiation of foreclosure proceedings against the collateral securing the loan.

The Company will consider any loan to be impaired when, based upon current information and events, it is probable that interest and principal will not be collected according to the contractual terms of the original loan agreement. In determining impairment, we evaluate, both performing and non-performing loans, which exhibit, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, delinquent loan payments or other indications that the borrowers are experiencing increased financial difficulties. In general, payment delays of less than 90 days or payment shortfalls of less than 1% are deemed insignificant and, for that reason, would not necessarily result in the classification of such loans as impaired. The Company generally considers all non-accrual and troubled debt restructured loans to be impaired unless the troubled debt restructured loans are performing in compliance with their restructuring agreements and have been place back on accrual status. At December 31, 2012 and 2011, all classified loans within the loan portfolio were evaluated for possible impairment, of which eleven loans for a total of $5.6 million were considered to be impaired at December 31, 2012 and five loans for a total of $3.1 million were considered to be impaired at December 31, 2011.

All loans that become identified as impaired are generally placed on a non-accrual status and are evaluated at that time and regularly thereafter to determine whether the carrying value of the loan should be written off or reserved for in its entirety, as a loss, reserved for, or partially written-down to what is believed to be its recoverable value, or whether the terms of the loan, including the collateral required to secure the loan, should be renegotiated with the borrower. Impaired loans will be charged-off or partially charged-off when the possibility of collecting the full balance of the loan becomes remote. Information regarding the Company’s allowance for loan loss is set forth below in this section of this report under the caption, “Allowance for Loan Loss.”

In addition, the Company has potential problem loans (loans of concern) classified as substandard of $31.6 million that the Company is monitoring closely. This balance includes impaired loans of $5.6 million and purchased credit impaired loans of $6.9 million at December 31, 2012. See Note 4 “Loans”, “Credit Quality Indicators” within the financial statements included in this Form 10K. These potential problem loans are loans that have a well-defined weakness based on objective evidence. For these potential problem loans there is a possibility that the Company could possibly incur some loss if the weakness is not properly corrected. The Company monitors these loans closely and has determined that they are not impaired and believes that the full recovery of both principal and interest is probable.

At December 31, 2012 and 2011, there were no loans in our loan portfolio as to which there were serious doubts as to the ability of the borrower to comply with the present loan repayment terms as to which we had not ceased accruing interest and there were no other interest earning assets as to which we believe the recovery of the principal or interest is at significant risk except for the Company’s private issue CMO securities, see discussion in this section of this report under the caption, “Investment Securities”.

Allowance for Loan Loss

We maintain an allowance for loan loss (“Allowance”) to provide for probable charge-offs in the loan portfolio. Additions to the Allowance are made by charges to operating expense in the form of a provision for loan losses. All loans that are judged to be uncollectible are charged-off against the Allowance while any recoveries are credited to the Allowance.

The Allowance is an amount that management believes is adequate to absorb estimated charge-offs related to specifically identified loans, as well as probable loan charge-offs inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior charge-off experience.

The Allowance consists of specific and general components. The specific component relates to loans that are identified as impaired. For such loans that are categorized as impaired, a specific reserve is established when the discounted cash flows or (collateral value if a collateral dependent loan, or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on the historical charge-off experience in various loan segments adjusted for qualitative factors.

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the original loan agreement. Generally these loans are rated substandard or worse. Most impaired loans are classified as nonaccrual. However, there are some loans that are termed impaired due to doubt regarding collectability according to contractual terms, but are both fully secured by collateral and are current in their interest and principal payments. Impaired loans are measured for reserve requirements in accordance with ASC Topic 310, Receivables (“ASC 310”), based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of an impairment reserve, if any and any subsequent increase in impairment is charged against the Allowance. Factors that contribute to a performing loan being classified as impaired include payment status, collateral value, probability of collecting scheduled payments, delinquent taxes and debts to other lenders that cannot be serviced out of existing cash flow.

A loan is classified as a troubled debt restructuring when a borrower is experiencing financial difficulties that leads to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider for new debt of similar risk. The loan terms which have been modified or restructured due to a borrower’s financial difficulty may include a reduction in the stated interest rate, an extension of the maturity at an interest rate below current market interest rates, a reduction in the face amount of the debt (principal forgiveness), a reduction in the accrued interest or payment amount, or re-aging, extensions, deferrals, renewals, rewrites and other actions intended to minimize potential losses.

The restructured loans may be categorized as “special mention” or “substandard” depending on the severity of the modification. Loans that were paid current at the time of modification may be upgraded in their classification after a sustained period of repayment performance, usually six months or longer.

Loans that are past due at the time of modification are categorized as “substandard” and placed on non-accrual status. Once there is a sustained period of repayment performance (usually six months or longer) and there is a reasonable assurance that the repayment of principal and interest will continue based on a current credit evaluation, those loans may be upgraded in their classification and placed on accrual status.

We have instituted loan policies designed to adequately evaluate and assess the risk factors associated with our loan portfolio and to enable us to analyze such risk factors prior to granting new loans and to assess the sufficiency of the Allowance. During the 4th quarter of 2012, management enhanced its allowance methodology to expand the number of loan segments evaluated for historical losses and utilized peer historical loss data to evaluate potential loss exposure for those loan segments where the Company had no historical losses. There was no change in the quantitative effect on the portfolio segments. We conduct a critical evaluation of the loan portfolio quarterly and have an external review of the loan portfolio conducted once to twice a year. While the Allowance is based on the historical loan loss experience of the portfolio loan segments, it also includes an assessment of the following qualitative factors: the results of any internal and external loan reviews and any regulatory examination, loan charge-off experience, estimated potential charge-off exposure on each classified credit, concentrations of credit, changes in the value of collateral for collateral dependent loans and any known impairment in the borrower’s ability to repay. The Company also evaluates environmental and other factors such as underwriting standards, staff experience, credit concentrations, the nature and volume of loans and loan terms, business conditions, political and regulatory conditions, local and national economic trends. The quantitative portion of the Allowance is adjusted for qualitative factors to account for model imprecision and to incorporate the range of probable outcomes inherent in the estimates used for the allowance. The qualitative portion of the Allowance attempts to incorporate the risks inherent in the portfolio, economic uncertainties, loan grading, competition, regulatory requirements and other subjective factors including industry trends, changes in underwriting standards, declines in the value of collateral for collateral dependent loans and existence if any of concentrations.

Each quarter the Company reviews the Allowance and makes additional provisions to the Allowance as needed based on a review of the factors discussed above. At December 31, 2012, the allowance for loan loss was $8.8 million, or 1.03% of outstanding loans. This compares with the Allowance at December 31, 2011 of $7.5 million, or 1.53% of outstanding loans. In July of 2012, the Company acquired $278 million of loans from the acquisition of PC Bancorp. In December of 2010, the Company acquired $86.6 million of loans from the acquisition of COSB. These loans were initially accounted for at fair value, and as a result were written down to their net realizable value which includes a credit loss factor on each of the specific loans. As a result, there was no Allowance assigned to these loans. The Company’s Allowance on outstanding loans accounted for at historical cost was 1.54% and 1.75% at December 31, 2012 and 2011, respectively. During 2012, the Company recorded charge-offs net of recoveries of $460,000 and during 2011 recorded recoveries net of charge-offs of $193,000. The Company recorded a provision for loan losses of $1.8 million in 2012 and a provision for loan losses of $1.4 million in 2011. The provision for loan losses of $1.8 million in 2012 was made to cover the Company’s organic loan growth of $115 million for the year. The provision for loan losses of $1.4 million in 2011 was made to cover the Company’s loan growth of $68 million for that year. The 2012 provision for loan losses was increased by the amount of net charge-offs of $460,000 in 2012. The 2011 provision for loan losses was reduced by the amount of net recoveries of $193,000 received in 2011.

The Company’s Allowance as a percentage of total loans was 1.03% at December 31, 2012 compared to 1.53% at December 31, 2011. The decrease in the percentage in 2012 relates predominately to the loans accounted for at fair value that were acquired from the PC Bancorp acquisition on July 31, 2012. Under fair value accounting for loans, the Allowance is eliminated and the loans acquired are adjusted to fair value (their net realizable value). Excluding the fair value loans, the Company’s Allowance as a percentage of originated loans accounted for at historical cost was 1.54% and 1.75%, at December 31, 2012 and 2011, respectively. Maintaining the Allowance at this level reflects a number of factors including the stabilization of the U.S. economy during 2012 and 2011. Our Allowance as a percentage of loans (accounted for at historical cost) outstanding has declined during 2012 as a result of improving qualitative factors related to the current economy.

The Company’s management considered the following factors in evaluating the Allowance at December 31, 2012:

•	During the year ended December 31, 2012 there were charge-offs of $687,000. $676,000 of this balance was comprised of three charge-offs.

•	There were thirty one non-accrual loans totaling $10.5 million at December 31, 2012.

•	There was one other real estate owned property of $3.1 million at December 31, 2012. This property is a piece of vacant land zoned for commercial and retail use.

•	The overall growth and composition of the loan portfolio.

•	Changes to the overall economic conditions within the markets in which that Company makes loans.

•	Concentrations within the loan portfolio, as well as risk conditions within its commercial and industrial loan portfolio.

•	The remaining fair value adjustments on loans acquired through acquisition with special attention to the fair value adjustments associated with the purchased credit impaired loans.

The Company’s management considered the following factors in evaluating the Allowance at December 31, 2011:

•	During the year ended December 31, 2011 there were charge-offs of $593,000. $582,000 of this balance was comprised of four charge-offs.

•	There were eighteen non-accrual loans totaling $6.2 million at December 31, 2011.

•	There was one other real estate owned property of $3.3 million at December 31, 2011. This property is a piece of vacant land zoned for commercial and retail use.

•	The overall growth and composition of the loans, including the current loan classifications.

•	Changes to the overall economic conditions within the markets in which that Company makes loans.

•	Concentrations within the loan portfolio, as well as risk conditions within its commercial and industrial loan portfolio.

•	The remaining fair value adjustments on loans acquired through acquisition with special attention to the fair value adjustments associated with the purchased credit impaired loans.

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

The Company allocates reserves in accordance with the requirements of financial accounting standards (ASC 310, Receivables), and the evaluation of impaired loans.

The Company analyzes historical net charge-offs in various loan portfolio segments when evaluating the reserves. For loan segments without previous loss experience, the analysis is adjusted to reflect regulatory peer group loss experience in those loan segments. The loss analysis is then adjusted for qualitative factors that may have an impact on loss experience in the particular loan segments.

The Allowance and the reserve for unfunded loan commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. In considering all of the above factors, management believes that the Allowance of December 31, 2012 is adequate. Although the Company maintains its Allowance at a level which it considers adequate to provide for probable charge-offs, there can be no assurance that such charge-offs will not exceed the estimated amounts, thereby adversely affecting future results of operations.

Loans acquired through acquisition are recorded at estimated fair value on their purchase date without a carryover of the related Allowance. Loans acquired with deteriorated credit quality are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. These loans are accounted for under ASC Subtopic 310-30 “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.” Evidence of credit quality deterioration as of the purchase date may include factors such as past due and non-accrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the credit loss. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.

The following table summarizes transactions in the allowance for loan loss and certain pertinent ratios for the periods indicated:

(Dollars in thousands)	December 31,
	2012	2011	2010	2009	2008
Allowance for loan loss at beginning of year	$7,495	$5,860	$4,753	$3,205	$2,020
Provision for loan losses	1,768	1,442	2,542	3,461	1,185

Net (charge-offs) recoveries:
Loans charged-off:
Commercial and Industrial	(444)	(482)	—	(1,510)	—
Construction, Land Development and Other Land	(—)	(100)	(1,436)	—	—
Commercial and Other Real Estate	(233)	—	—	(405)	—
Consumer and Other	(10)	(11)	—		—

Total loans charged-off	(687)	(593)	(1,436)	(1,915)

Recoveries:
Commercial and Industrial	76	786	1	2	—
Commercial and Other Real Estate	139	—	—	—	—
Other	12	—	—	—	—

Total recoveries	227	786	1	2	—

Net (charge-offs) recoveries	(460)	193	(1,435)	(1,913)	—

Allowance for loan loss at end of year	$8,803	$7,495	$5,860	$4,753	$3,205

Net (charge-offs) recoveries to average loans	(0.08)%	0.04%	(0.49)%	(0.80)%	—%
Allowance for loan loss to total loans	1.03%	1.53%	1.39%	1.80%	1.38%
Allowance for loan loss to total loans accounted at historical cost, excludes loans acquired through acquisitions and related allowance	1.54%	1.75%	1.75%	1.80%	1.38%
Allowance for loan loss to total non-accrual loans	83.6%	121.9%	61.2%	92.7%	—%
Allowance for loan loss to non-accrual loans, excludes non-accrual acquired through acquisitions and related allowance	375.6%	242.9%	93.5%	92.7%	—%

As is set forth in the following table, the Allowance is allocated among the different loan categories because there are differing levels of risk associated with each loan category. However, the allowance for loan loss allocated to specific loan categories are not the total amounts available for future charge-offs that might occur within such categories because the total allowance for loan loss is applicable to the entire portfolio.

(Dollars in thousands)	December 31,
	2012		2011		2010		2009		2008
	Allowance for Loan Loss	% of Loans to Total Loans	Allowance for Loan Loss	% of Loans to Total Loans	Allowance for Loan Loss	% of Loans to Total Loans	Allowance for Loan Loss	% of Loans to Total Loans	Allowance for Loan Loss	% of Loans to Total Loans
Commercial and Industrial	$4,572	30.7%	$3,541	37.9%	$2,301	40.5%	$1,866	35.4%	$1,380	32.9%
Construction, Land Development and Other Land	2,035	5.7	752	7.0	329	6.2	509	6.0	273	7.1
Commercial and Other Real Estate	2,084	61.1	2,911	50.7	3,107	51.4	2,308	57.1	1,411	55.9
Consumer and Other	112	2.5	291	4.4	123	1.9	70	1.5	141	4.1

Total	$8,803	100%	$7,495	100%	$5,860	100%	$4,753	100%	$3,205	100%

Bank Owned Life Insurance

At December 31, 2012 and 2011 the Company had $20.6 million ($18.1 million in general account and $2.5 million in hybrid account life insurance assets) and $2.7 million, respectively of bank owned life insurance (“BOLI”). The increase in the Company’s balances by $17.9 million was the result of $14.0 million in new BOLI insurance premiums paid on new policies, $3.7 million acquired from the acquisition of PC Bancorp and $267,000 from the increase in the cash surrender values on the policies during 2012. The $14.0 million in new BOLI purchases will be used to bolster non-interest income and to utilize a portion of the Company’s excess liquidity. BOLI involves the purchasing of life insurance by the Company on a selected group of employees where the Company is the owner and beneficiary of the policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash surrender value of these policies, as well as a portion of the insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties.

Other Assets

The Company is a member of the Federal Home Loan Bank of San Francisco (“FHLB”). In order to support its lending activities, the FHLB requires member banks to purchase certain specified amounts of their common stock to directly support the actual borrowing. The Company’s investment in the Common Stock of the FHLB at December 31, 2012 and 2011 was $4.9 million and $3.0 million, respectively. The Company had no outstanding borrowings throughout 2012 and for most of 2011. The Company acquired $5.5 million of additional FHLB borrowings from the acquisition of COSB at December 31, 2010. The Company paid off in full the $5.5 million that was outstanding at December 31, 2010 during the first quarter of 2011.

As part of the acquisition of PC Bancorp, the Company acquired $1.9 million of FHLB common stock. The FHLB made common stock redemptions of $187,000 and $587,000 during 2012 and 2011, respectively. The current value of the Company’s investment in FHLB common stock at December 31, 2012 would allow the Company to borrow up to a total of $104 million, of which the Company has no current outstanding borrowings. Borrowing in excess of $104 million would require additional investments in the common stock of the FHLB. The Company’s total credit facility with the FHLB was $316 million at December 31, 2012, with collateral supporting a borrowing amount of $227 million. See “Borrowed Funds” for additional analysis on the Company’s borrowings with the FHLB.

There is no market value for the FHLB stock and it can only be repurchased by the FHLB. The FHLB has historically repurchased all of its excess capital from each Bank where the level of capital is in excess of that Bank’s current average borrowings. The FHLB was negatively impacted by the economic conditions during 2008 and 2009 and temporarily suspended paying quarterly dividends. The FHLB paid or declared dividends on its capital stock for all four quarters of the years ending December 31, 2010, 2011 and 2012. In addition, the FHLB has repurchased portions of its excess capital stock during 2010, 2011 and 2012.

The Federal Home Loan Bank of San Francisco has reported profits for the years ended December 31, 2010, 2011, and 2012, and remains in compliance with regulatory capital and liquidity requirements and has declared and/or paid dividends on its stock over the last three years. With consideration given to these factors, management concluded that the stock was not impaired at December 31, 2012.

The Company reviews the financial condition, regulatory capital and liquidity ratios of the FHLB on a quarterly basis, as part of its “Regulation F” review of its correspondent banks.

SBA Servicing Asset

At December 31, 2012 the Company’s SBA servicing asset was $1.6 million. For the year ended December 31, 2012 the Company earned $388,000 in servicing fees and recognized SBA servicing asset amortization of $169,000. In addition, the Company performs an evaluation of the SBA servicing asset on an annual basis to determine if there is any related impairment loss. Critical assumptions utilized in the valuation are a discount rate of 12% and an estimated remaining life of 70 months.

Deposits

Deposits are the Company’s long term primary source of core liquidity. Total deposits were $1.1 billion at December 31, 2012, an increase of $387 million or 56% from December 31, 2011. The growth in deposits was the result of the July 31, 2012 acquisition of PC Bancorp which added $334 million in new deposits on that date. Of the original PC Bancorp deposits, the Company ended 2012 with related deposit balances of $245 million, a runoff of $90 million, or 27%. This decline was the result of an ongoing program to reduce the cost and restructure the mix of the PC Bancorp deposits. Deposit growth was also due to new banking relationships generated by existing relationship managers and increased deposits from existing customers. Transaction accounts have been defined as non-interest bearing and interest bearing demand deposit accounts. The Company’s core deposits have been defined as non-interest bearing demand deposits, interest-bearing transaction accounts, money market, and savings accounts. However, a majority of the Company’s certificates of deposit are from its core deposit customer base. Due to the nature of the Company’s deposit base with its orientation to business customers, the period end deposit balances may vary compared to the related average deposit balances. At December 31, 2012 the Company had 49 customers with balances that exceeded $4 million (aggregating all related accounts, including multiple business entities and personal funds of business principals), which aggregated to approximately $476 million or 44%, of the Company’s total customer deposit base at December 31, 2012. These deposits are evenly spread between the eight branch locations and are not concentrated with any of the Company’s 38 relationship managers. While the loss of any combination of these depositors could have a material impact on the condition of the Company, we believe that the Company has the capability to mitigate this risk through additional liquidity sources and business generation.

The following table summarizes the distribution of total deposits by branch as of December 31, 2012 (dollars in thousands):

December 31, 2012
Encino	$207,438
Los Angeles	260,771
Santa Clarita	59,503
Conejo Valley	202,751
South Bay	37,832
Simi Valley	17,049
Irvine/Newport Beach	85,184
Anaheim	207,548

Total	$1,078,076

The Company experienced growth in all deposit categories during 2012. Non-interest bearing deposits represented 50% of total deposits at December 31, 2012, down from 55% at December 31, 2011. Non-interest bearing demand deposits as a percentage of the Company’s average outstanding deposits were 53%, 50% and 38%, for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company has averaged approximately $400,000 in organic deposit growth for every business day since inception.

The Company’s interest bearing transaction accounts increased by $49 million, or 76% to $113 million as of December 31, 2012 compared to the prior year-end. The overall rate paid by the Company on its interest bearing transaction accounts averaged 0.21% in 2012 compared to 0.26% in 2011.

The Company’s money market and savings deposits increased by $146 million or 75%, to $340 million as of December 31, 2012 compared to the prior year-end. The PC Bancorp acquisition accounted for $131 million of this growth. At the date of acquisition on July 31, 2012, the PC Bancorp money market and savings deposits were $185 million and declined by $54 million or 29%, over the five months ending December 31, 2012. The overall rate paid by the Company on its money market and savings deposits averaged 0.33% in 2012 compared to 0.35% in 2011.

The Company’s certificates of deposit increased by $30 million, or 60% to $81 million as of December 31, 2012 compared to the prior year-end. At December 31, 2012, $76 million of total time deposits mature within one year. Most all of the increase in the Company’s certificates of deposit was a result of the PC Bancorp acquisition. The PC Bancorp certificates of deposit at the date of acquisition on July 31, 2012, were $61 million and declined by $28 million or 45%, over the five months ending December 31, 2012. The overall rate paid by the Company on its certificates of deposit averaged 0.41% in 2012 compared to 0.45% in 2011. Over the past three years, the Company has lowered the rate offered on its certificates of deposit products as it has liquidity to absorb runoff of non-core deposits. With the acquisition of PC Bancorp, the Company inherited internet solicited higher cost certificates of deposit that are not being renewed. These accounts had a balance of $6 million at December 31, 2012.

The Company’s business is not seasonal in nature and is not dependent upon funds from sources outside the United States. It is the Company’s general strategy to rely on deposits from its customers rather than utilizing brokered deposits. Certain types of customers (such as fiduciaries and trustees) may require FDIC insurance coverage greater that what can be offered by one bank under applicable law. In these cases, the Company offers CDARS® (Certificate of Deposit Account Registry Service) certificates of deposit on a reciprocal basis, which means that the Company receives deposits in amounts and at rates equivalent to those its customers place with CDARS® participating banks. These reciprocal deposits, while classified on reports to federal regulatory agencies as “brokered deposits” differ substantially from traditional brokered deposits because they are equivalent to deposits placed by the Company’s customers. These “reciprocal” transactions are facilitated by Promontory Interfinancial Network, LLC. CDARS® reciprocal deposits are not considered brokered deposits for calculation of FDIC insurance premiums. At December 31, 2012 and 2011, these CDARS® reciprocal deposits were the only brokered funds held by the Company. The Company has continued to reduce its reliance on this product in 2012 and has redirected its customers away from the CDARS® certificates of deposit and into Company issued certificates of deposit when appropriate. CDARS® certificates of deposit balances have steadily decreased from $18 million at December 31, 2011 to $14 million at December 31, 2012, a reduction of $4 million or 22%. The Company was able to effectively reduce the rate paid on these deposits during 2012, 2011 and 2010 as the rate offered by other banks for certificate of deposits declined during these years. The Company does not engage in any advertising of its certificates of deposit products.

The following table summarizes the distribution of the average deposit balances and the average rates paid on deposits during the years ended December 31, 2012, 2011 and 2010:

Analysis of Average Deposits

(Dollars in thousands)

	Years Ended December 31,
	2012		2011		2010
	Amount	% Rate	Amount	% Rate	Amount	% Rate
Non-interest bearing demand deposits	$477,792	—%	$340,787	—%	$166,849	—%
Interest-bearing transaction deposits	87,923	0.21%	58,047	0.26%	58,421	0.43%
Money market and savings deposits	278,635	0.33%	226,279	0.35%	162,406	0.58%
Time deposits	64,964	0.41%	58,610	0.45%	52,079	0.88%

Total deposits	$909,314	0.15%	$683,723	0.18%	$439,755	0.37%

The following table shows the maturity of the Company’s time deposits at December 31, 2012. FDIC insurance on customer accounts up to $250,000 has been made permanent. The Company believes that the table listed below reflecting the maturity balances of time deposits over $100,000 are not as relevant in the current financial environment as in past years as a result of the current FDIC insurance coverage.

Maturity of Time Deposits of $100,000 or More * (Dollars in thousands)
Three months or less	$22,218
Over three through six months	28,181
Over six through twelve months	21,305
Over twelve months	4,738

Total	$76,442

*	includes CDARS® reciprocal time deposits of $100,000 or more. Total CDARS® reciprocal time deposits included in the table above are $14 million.

Securities Sold Under Agreements to Repurchase

The Company has developed an overnight sweep program in order to accommodate several of its business customers requiring either higher yields and/or deposit protection in excess of historical FDIC insurance limits and to provide these customers daily access to their funds. Under this overnight sweep program, excess funds over a specified amount in the customers demand deposit account are automatically swept into securities sold under agreements to repurchase, (“repos”). For these business customers, the Company enters into certain transactions, the legal forms of which are sales of securities under agreements to repurchase at a later date at a set price. Repos are classified as secured borrowings and generally mature the next business day (“overnight repos”) but may extend the maturity up to 180 days (“term repos”) from the issue date. The Company’s repos at December 31, 2012 and throughout both 2011 and 2010 have been concentrated in the overnight repo program. Under the overnight repo program, the Company’s business deposit customer’s have their excess deposit balances over an established limit automatically swept into this product on an overnight basis. The following business day, the repos mature and the matured fund balances are re-deposited back into the customer’s demand deposit account. At December 31, 2012, the Company had $22 million in the overnight repo program (repos maturing on January 2, 2013) and it had $1 million in the term repo program that has a maturity date of February 4, 2013. The repo balances decreased by $3.3 million, or 13%, to $22.9 million at December 31, 2012, from the $26.2 million at December 31, 2011. The Company pledges certain investment securities as collateral for these agreements. Securities with a fair market value of $23.3 million and $26.8 million were pledged to secure the repos at December 31, 2012 and 2011, respectively. The Company considers the funds maintained under the overnight repo program to be a stable and reliable source of funding for the Company. The Company does not advertise this product and generally limits it to businesses and other sophisticated customers.

Details regarding the Company’s repos are reflected in the table below (dollars in thousands):

	2012			2011			2010
	Balances at Year- end	Average Balance	Weighted Average Rate	Balances at Year- end	Average Balance	Weighted Average Rate	Balances at Year- end	Average Balance	Weighted Average Rate
Securities sold under agreements to repurchase	$22,857	$26,027	0.29%	$26,187	$27,083	0.33%	$22,862	$40,397	0.56%

The maximum amount of outstanding repos at any month-end was $32.5 million, $37.5 million and $49.3 million in 2012, 2011 and 2010, respectively.

Other Borrowed Funds

The Company has established a total of $46.5 million in Fed Fund Borrowing Lines with various correspondent banks. The following table is a listing of these lines at December 31, 2012 (dollars in thousands):

Fed Fund Borrowing Lines
Independent Bankers Bank “TIB”	$15,000
Zion’s Bank	10,000
Wells Fargo Bank	10,000
Union Bank	7,500
Pacific Coast Bankers Bank	4,000

Total	$46,500

The Wells Fargo Bank line noted in the table above would allow the Company to borrow a total of $5.0 million on an unsecured basis and $5.0 million on a secured basis. The secured portion would require investment securities collateral. The remaining lines in the table above would allow the Company to borrow on an unsecured basis overnight or for a period not to exceed 30 days.

The Company has not had to utilize any of the above listed credit facilities during either 2012 or 2011, except for the occasional testing of the lines as required by the Company’s Contingency Funding Plan and had no outstanding borrowings on the lines at December 31, 2012 or 2011. The Company has established these correspondent bank relationships for emergency liquidity funding needs.

The Bank is a member of the FHLB, which provides its members with a funding source of both fixed rate and adjustable rate borrowings, with maturities ranging from one day to 30 years. Under the FHLB’s credit facility, the Company is able to borrow an FHLB-approved percentage of the Company’s total assets. All FHLB advances must be secured by eligible collateral, subject to FHLB guidelines and limitations. Such collateral may consist of either commercial and industrial loans, non-residential real estate loans, single family and multi-family residential loans, U.S. agency and U.S. sponsored agency mortgage-backed securities and other AAA through AA U.S. Agency and U.S. Sponsored Agency issued investment grade securities or a combination thereof. The FHLB collateral guidelines are updated and published periodically The FHLB has the right to modify its percentages to any individual bank, based on overall economic conditions, loan audits conducted by the FHLB and regulatory concerns surrounding individual banks. The actual percentages that are utilized by the FHLB on loan and securities collateral are continually updated, modified and revised by the FHLB.

The Company’s secured credit facility with the Federal Home Loan Bank of San Francisco (“FHLB”) is currently collateralized by a portion of the Company’s loan portfolio. The Company currently does not provide securities in collateralizing this borrowing line. The Company maintains excess loan collateral over the amount required for current outstanding borrowings if any, to provide immediately available credit (borrowings) to meet the Company’s contingency funding plan. The Company has an approved credit facility of 25% of the Bank’s total assets. At December 31, 2012 the Bank’s total credit facility was $316 million, compared to $198 million at December 31, 2011.

At December 31, 2012 and 2011 the Company had no outstanding borrowings under the FHLB credit facility. The Company has pledged approximately $513.9 million in loans which would support borrowings of $226.9 million at December 31, 2012. The Company is required to purchase FHLB commons stock to support its FHLB advances. At December 31, 2012 and 2011, the Company had $4.9 million and $3.0 million of FHLB common stock, respectively. The current value of the FHLB commons stock of $4.9 million would support FHLB advances up to $104.2 million. Any advances from the FHLB in excess of $104.2 million would require additional purchases of FHLB common stock.

The Company maintains a credit facility with the Federal Reserve Bank of San Francisco “Federal Reserve”. This credit facility allows the Company to borrow on an overnight basis with the Federal Reserve based on the level of collateral that the Company has pledged to securitize the borrowings. At December 31, 2012 and 2011, the Company had approximately $12.3 million and $0.7 million, respectively, of investment securities pledged with the Federal Reserve that would support a borrowing line of $12.3 million and $0.7 million at December 31, 2012 and 2011, respectively. This credit facility fluctuates daily based on the daily market price of the pledged securities maintained with the Federal Reserve. The Company did not borrow against this credit facility during 2012 or 2011 except for occasional testing of this credit facility as recommended by Federal and State Banking Regulators. There were no outstanding borrowings against this credit facility at December 31, 2012 or 2011. This credit facility was established as an emergency credit facility and represents an integral component of the Company’s Contingency Funding Plan. The Company has had no short term borrowings during the years 2012, 2011, or 2010.

Income Taxes

At December 31, 2012, incorporated in the Company’s deferred tax assets are both deferred tax assets and liabilities that were originated from the fair value adjustments associated with the acquisition of PCB and COSB as well as deferred tax assets and liabilities that were acquired from both of these mergers. Total deferred tax assets were $13.8 million and $6.2 million at December 31, 2012 and 2011, respectively. The purchase accounting and loan fair value adjustments included in the above numbers was $8.7 million at and $1.4 million at December 31, 2012 and 2011 respectively. The Company has federal net operating loss carry-forwards attributable to the COSB acquisition of $1.5 million and $2.2 million at December 31, 2012 and 2011, respectively. The Company has state net operating loss-carryforwards attributable to prior year operations and the COSB acquisition of $1.4 million and $5.4 million at December 31, 2012 and 2011. The remaining net operating losses expire in years beginning in 2029 through 2031. The Company was able to utilize $624,000 of federal net operating loss carry-forwards during 2012, and was able to utilize $3.0 million of state net operating loss-carryforwards in 2012. Due to the uncertainty surrounding the ability to fully utilize California net operating losses, a valuation allowance has been established to offset a portion of the tax benefit associated with the state net operating loss carryforward. The valuation allowance was $300,000 at December 31, 2011 and $150,000 at December 31, 2012.

No material uncertain tax positions were identified as of December 31, 2012 or 2011. At December 31, 2012 the Company believes it is more likely than not that it will realize the deferred tax assets as recorded on the Company’s books in future periods based upon the Company’s expectations of positive earnings in future years.

Capital Resources

Under regulatory capital adequacy guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets on the balance sheet as well as off-balance sheet, such as unused loan commitments and standby letters of credit. Based on the Company’s capital structure, these guidelines require that a portion of total capital be “core”, or Tier 1 capital consisting of common shareholders’ equity, subordinated debentures, less goodwill, core deposit intangibles, a portion of the Company’s SBA servicing asset and a portion of deferred income taxes. Tier 2 capital for the Company consists of other elements, primarily the allowance for loan loss and the reserve for unfunded loan commitments, subject to certain limitations. The guidelines also set minimum requirements for the leverage ratio, which is Tier 1 capital divided by average quarterly assets.

The minimum well-capitalized required ratios are 5.00% Tier 1 leverage, 6.00% Tier 1 risk-based capital and 10.00% total risk-based capital. The minimum capital adequacy required ratios are 4.00% Tier 1 leverage, 4.00% Tier 1 risk-based capital and 8.00% total risk-based capital.

As of December 31, 2012, the capital of the Bank, and the Company on a consolidated basis, exceeds the minimum regulatory requirements and exceeded the regulatory definitions required to be rated as “well-capitalized” as defined in the regulations issued by our regulatory agencies. For further information about our capital ratios, see Item 1 — Business — Supervision and Regulation.

Liquidity and Liability Management

Liquidity management for banks requires that funds always be available for deposit withdrawals and to pay maturing financial obligations promptly and fully in accordance with their terms. The acquisition of deposits has been the Company’s primary and long term source of funding. Additional funding is provided from the payments on loans, payments of principal on mortgage backed securities, maturities and calls of principal on investment securities and balances maintained in short term securities and borrowings, including overnight Fed Funds purchased and FHLB advances. Methods that other banks utilize for acquiring additional deposits is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. In addition, the Company has signed up with two primary internet service providers that can allow the Company to solicit certificates of deposits from other financial institutions. Another method in acquiring additional deposits is through the CDAR®’s non-reciprocal deposit program.

To meet liquidity needs, we maintain a portion of our funds in cash deposits in other banks including the Federal Reserve, federal funds sold and investment securities. As of December 31, 2012 and 2011, liquid assets (cash and due from banks, federal funds sold, interest earning deposits in other financial institutions and investment securities that are not currently pledged as collateral for: outstanding balances for securities sold under agreements to repurchase, FHLB borrowings, standby letters of credit, a term deposit the Company has with the State of California and California Local Agency deposits as a percentage of deposits was approximately 26% and 35%, respectively. The Company’s primary source of on-balance sheet liquidity consists of cash and cash equivalents of $183 million and $134 million as of December 31, 2012 and 2011, respectively.

As an additional source of liquidity, the Company maintains credit facilities “Fed Funds Borrowing Lines” of $46.5 million with its primary correspondent banks for the purchase of overnight federal funds. The lines are subject to availability of funds and have restrictions as to the number of days and length used during a month. $5.0 million of these credit facilities requires the pledging of investment security collateral. In addition, the Company has established a credit line with the Federal Home Loan Bank of San Francisco which would allow the Company to borrow up to 25% of its total assets. The Company’s unused credit facility with the FHLB was $316 million with the FHLB at December 31, 2012. However, the Company’s pledged collateral with the FHLB at December 31, 2012 would only provide the Company with available credit of $227 million. The Company has a secured credit facility with the Federal Reserve Bank of San Francisco and has pledged investment securities to support this line. The credit facility with the Federal Reserve at December 31, 2012 was $12.3 million.

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties and properties under construction at December 31, 2012. Financial instruments with off -balance sheet risk for the Company include both undisbursed loan commitments, as well as undisbursed letters of credit. The Company’s total exposure to extend credit was $295 million and $221 million at December 31, 2012 and 2011, respectively. At December 31, 2012 the exposure to extend credit consisted of the following: unfunded loan commitments of $273 million, financial standby letters of credit of $20 million, performance standby letters of credit of $1.4 million and commercial and similar letters of credit of $1.3 million.

Holding Company Liquidity

The primary sources of liquidity for the holding company, on a stand-alone basis, include the ability to: raise capital through the issuance of capital stock, issue subordinated debt, secure outside borrowings and receive dividend payments from the Bank. The payment of dividends from the Bank to the holding company will be its primary source of liquidity when the Bank has the ability to make dividend payments. The ability of the holding company to obtain funds for the payment of dividends to our stockholders and for the payment of holding company expenses is largely dependent upon the Bank’s earnings and retained earnings. The Bank is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the holding company through cash dividends, intercompany loans and or advances.

Dividends paid by state banks, such as California United Bank, are regulated by the Department of Financial Institutions (“DFI”) under its general supervisory authority, as it relates to a bank’s capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. The Bank has never paid a dividend to the holding company.

At December 31, 2012, the holding company had, on a stand-alone basis, approximately $1.5 million in cash on deposit at the Bank. Management believes this amount of cash, along with other sources of liquidity is sufficient to fund the holding company’s 2013 cash flow needs.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of December 31, 2012 (amounts in thousands):

	Maturity/Obligation by Period
	Total	Less than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
Deposits	$1,078,076	$1,072,436	$4,970	$670	$0
Securities sold under agreements to repurchase	22,857	22,857	—	—	—
Subordinated debentures	12,372	—	—	—	12,372
Operating leases	10,359	2,549	2,995	2,523	2,292

Total	$1,123,664	$1,097,842	$7,965	$3,193	$14,664

For deposits, securities sold under agreements to repurchase and subordinated debentures, the dollar balances reflected in the table above are categorized by the maturity date of the obligation.

For operating leases, the dollar balances reflected in the table above are categorized by the due date of the lease payments.

Deposits represent both non-interest bearing and interest bearing deposits. Non-interest bearing deposits include demand deposit accounts which represent 50% of the total deposit balances at December 31, 2012. Interest bearing deposits include interest bearing transaction accounts, savings accounts, money market deposits and certificates of deposit.

Securities sold under agreements to repurchase “Repos” represent sales of securities under agreements to repurchase at a later date at a set price. While Repos have fixed maturity dates, the majority of the Company’s repos mature on an overnight “next business day” basis.

Subordinated debentures represent notes issued to capital trusts which were formed solely for the purpose of issuing trust preferred securities. These subordinated debentures were acquired as a part of the merger with PC

Bancorp. The aggregate amount indicated above represents the full amount of the contractual obligation and does not include a purchase accounting fair value discount of $3.2 million. All of these securities are variable rate instruments. Each series has a maturity of 30 years from their approximate date of issue. Trust I and Trust II are currently callable at par with no prepayment penalties. Trust III has a prepayment penalty equal to 100.501% of the outstanding principal through September 15, 2013. After this date, Trust III would be callable at par with no prepayment penalties.

Operating leases represent the total minimum lease payments under non-cancelable operating leases.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk arises primarily from credit risk, operational risk and interest rate risk inherent in our lending, investments, borrowings, and deposit taking activities. Risk management is an important part of the Company’s operations and a key element of its overall financial results. The FDIC, in recent years, has emphasized appropriate risk management, prompting banks to have adequate systems to identify, monitor and manage risks. The Company’s Board of Directors and committees meet on a regular basis to oversee operations. The Company’s business activities are monitored and various strategies to manage risk exposure are applied. The Board of Directors has adopted various policies and has empowered the committees with oversight responsibility concerning different aspects of our operations. The Company’s Audit Committee is responsible for overseeing internal auditing functions and for interfacing with independent outside auditors as well as compliance and related risk. The Company’s Loan Committee reviews: large loans made by management, concentrations, portfolio and trend reports, minutes to problem loan and OREO committee meetings and reviews the external loan review reports on behalf of the Board of Directors. The Company’s Management Asset/Liability Risk Committee establishes the Investment Policy and the Asset/Liability Policy, reviews investments made by management, and monitors the investment portfolio, interest rate risk, and liquidity management. All committees regularly report to the Board of Directors.

Credit risk

Credit risk is defined as the risk to earnings or capital arising from an obligor’s failure to meet the terms of any contract or otherwise fail to perform as agreed. Credit risk is found in all activities where success depends on counter party, issuer or borrower performance. Credit risk arises through the extension of loans and leases, certain securities and letters of credit.

Credit risk in the investment portfolio and correspondent bank accounts is addressed through defined limits in the Company’s policy statements. In addition, certain securities carry insurance to enhance credit quality of the bond. Policy limitations on industry concentrations and house lending limits on aggregate customer borrowings, as well as underwriting standards to ensure loan quality also are designed to reduce loan credit risk. Senior Management, Directors’ Loan Committees and the Board of Directors are provided with information to appropriately identify measure, control and monitor the credit risk of the Company.

Credit Risk in the investment securities area is addressed by the Company through a review of the Company’s securities by management on a quarterly basis. Credit risk within the securities portfolio is the risk that the Company will not be able to recover all of the principal value on its investment securities. This credit review process starts with the Company evaluating the securities portfolio to determine if there has been an other-than-temporary impairment on each of the individual securities in the investment securities portfolio. To determine if an other-than-temporary impairment exists on a debt security, the Company first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Company will recognize an other-than-temporary impairment in earnings equal to the difference between the security’s fair value and its adjusted cost basis. If neither of the conditions is met, the Company determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present value of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of the other-than-temporary impairments that is recognized in earnings and is a reduction to the cost basis of the security. The portion of total impairment related to all other factors is included in other comprehensive income (loss). Significant judgment of management is required in this analysis that includes, but is not limited to assumptions regarding the collectability of principal and interest, future default rates, future prepayment speeds, the amount of current delinquencies that will result in defaults and the amount of eventual recoveries expected on these defaulted loans through the foreclosure process

Implicit in lending activities is the risk that losses will occur and that the amount of such losses will vary over time. Consequently, we maintain an allowance for loan loss (“Allowance”) by charging a provision for loan losses to earnings. Loans determined to be losses are charged against the Allowance. Our Allowance is maintained at a level considered by us to be adequate to provide for estimated probable losses inherent in the existing portfolio, and unused commitments to provide financing, including commitments under commercial and standby letters of credit.

The Allowance is based upon estimates of probable losses inherent in the loan portfolio. The nature of the process by which we determine the appropriate Allowance requires the exercise of considerable judgment. The amount of losses (actual charge-offs) realized with respect to the Company’s loan portfolio can vary significantly from the estimated amounts. We employ a systematic methodology that is intended to reduce the differences between estimated and actual losses.

The Company’s methodology for assessing the appropriateness of the Allowance is conducted on a quarterly basis and considers all loans. The systematic methodology consists of two major elements.

The first major element includes a detailed analysis of the loan portfolio in two phases. The first phase is conducted in accordance with (ASC 310, Receivables), “Accounting by Creditors for the Impairment of a Loan. Individual loans are reviewed to identify loans for impairment. A loan is impaired when principal and interest are deemed uncollectible in accordance with the original contractual terms of the loan. Impairment is measured as either the expected future cash flows discounted at each loan’s effective interest rate, the fair value of the loan’s collateral if the loan is collateral dependent or an observable market price of the loan (if one exists). Upon measuring the impairment, we will ensure an appropriate level of Allowance is present or established.

Central to the first phase of our credit risk management is our loan risk rating system. The originating relationship officer assigns borrowers an initial risk rating, which is reviewed and confirmed or possibly changed by Credit Management, which is based primarily on a thorough analysis of each borrower’s financial capacity and the loan underwriting structure, in conjunction with industry and economic trends. Approvals are granted based upon the amount of acceptable inherent credit risk specific to the transaction and are reviewed for appropriateness by senior line and credit management personnel. Credits are monitored by line and credit management personnel for deterioration in payment performance or in a borrower’s financial condition, which would impact the ability of the borrower to perform under the contract. Risk ratings are adjusted as necessary.

The Company utilizes a credit review function by engaging an outside party to review our loans between once and twice a year. In 2012, the Company had only one loan review conducted during the year. This loan review was based on loan data as of June 30, 2012, and included both the Company’s loan portfolio as well as the loan portfolio of PC Bancorp prior to the date of the merger. The loan review report was issued in August of 2012. The purpose of this review is to assess loan risk ratings, to determine if there is any deterioration in the credit quality of the portfolio and to assess the adequacy of the Allowance.

The second phase is conducted by evaluating or segmenting the remainder of the loan portfolio into groups or pools of loans with similar characteristics in accordance with ASC 450, Contingencies. In this second phase, groups or pools of homogeneous loans are reviewed to evaluate the historical loss experience, adjusted for qualitative factors in each category of loans, to determine a portfolio formula allowance. The risk assessment process in this case emphasizes trends in the different portfolios for delinquency, loss and other-behavioral characteristics of the subject portfolios. Peer bank loss experience is considered for those loan segments in which the Company has not experienced any loss history.

In the second major element of the analysis which considers all known relevant internal and external factors that may affect a loan’s collectability, we perform an evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the Allowance include, but are not limited to the following conditions that existed as of the balance sheet date:

•	then-existing general economic and business conditions affecting the key lending areas of the Company,

•	then-existing economic and business conditions of areas outside the lending areas, if any,

•	credit quality trends (including trends in non-performing loans expected to result from existing conditions),

•	collateral values

•	loan volumes and concentrations

•	seasoning of the loan portfolio,

•	specific industry conditions within portfolio segments,

•	recent loss experience in particular segments of the portfolio,

•	duration of the current business cycle,

•	bank regulatory examination results and

•	findings of the Company’s external credit review examiners.

To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, our estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, our evaluation of the inherent loss related to such condition is reflected in the second major element of the allowance. The relationship of the two major elements of the Allowance to the total Allowance may fluctuate from period to period. Although we have allocated a portion of the Allowance to specific loan categories, the adequacy of the Allowance must be considered in its entirety.

We maintain an Allowance for inherent credit losses that is increased by a provision for loan losses charged against operating results. The Allowance is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the Allowance. We recorded a $1.8 million, $1.4 million and $2.5 million provision for loan losses for each of 2012, 2011 and 2010, respectively.

At December 31, 2012, we reported an Allowance of $8.8 million. This represents an increase of $1.3 million, or 17.5%, over the Allowance of $7.5 million at December 31, 2011. It is clear from most economic reports as of December 31, 2012 that various sectors within the economy have made improvements over the last twelve months and are expected to continue to make improvements. The dollar value increase in the Allowance is reflective of the net growth in the Company’s organic loan portfolio. However, the Company’s allowance for loan loss as a percentage of loans (accounted for at historical cost) outstanding has declined from 1.75% at December 31, 2011 to 1.54% at December 31, 2012 as a result of improving qualitative factors related to the current economy. These improving qualitative factors have been applied to loans secured by customer’s business assets and real estate collateral.

At December 31, 2012, the Company had thirty one loans on non-accrual for a total of $10.5 million. The Company had five loans to three individual borrowers totaling $3.9 million that were past due 31 to 60 days and still accruing at December 31, 2012. There were no loans 61 to 90 days past due at December 31, 2012.

In addition to the Allowance, the Company also has a reserve for unfunded commitments for loans and letters of credit. This reserve is carried in the liabilities section of the consolidated balance sheet in other liabilities. Provisions to this reserve are included in other operating expenses. As of December 31, 2012 and 2011, the balance in this reserve was $256,000 and $222,000, respectively.

Interest Rate Risk

Interest rate risk is the exposure of a Company’s financial condition, both earnings and the market value of assets and liabilities, to adverse movements in interest rates. Interest rate risk results from differences in the maturity or timing of interest earning assets and interest bearing liabilities, changes in the slope of the yield curve over time, imperfect correlation in the adjustment of rates earned and paid on different instruments with otherwise similar characteristics (e.g. three-month Treasury bill versus three-month LIBOR) and from interest-rate-related options embedded in bank products (e.g. loan prepayments, floors and caps, callable investment securities, early withdrawal of time deposits, etc).

The potential impact of interest rate risk is significant because of the liquidity and capital adequacy consequences that reduced earnings or net operating losses caused by a reduction in net interest income could imply. We recognize and accept that interest rate risks are a routine part of bank operations and will from time to time impact our profits and capital position. The objective of interest rate risk management is to control exposure of net interest income to risks associated with interest rate movements in the market, to achieve consistent growth in net interest income and to profit from favorable market opportunities.

The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution’s net yield. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk. In our overall attempt to match assets and liabilities, we take into account rates and maturities to be offered in connection with our certificates of deposit and our variable rate loans. Because of our ratio of rate sensitive assets to rate sensitive liabilities, the Company will be positively affected by an increasing interest rate market. Because of the Company’s ratio of sensitive assets to rate sensitive liabilities during 2012, the Company has been negatively impacted during 2012 in the current low/flat interest rate environment. We have generally been able to control our exposure to changing interest rates by maintaining a percentage of our assets in fixed rate loans and fixed rate investment securities, with a majority of our time certificates in relatively short maturities.

Variable rate loans make up 64% of the loan portfolio, however, the Company has floors on some of its loans. At December 31, 2012 50% of variable rate loans are at the floor and thus an increase in the underlying index may not necessarily result in an increase in the coupon until the loans index plus margin exceeds that floor. At December 31, 2012, the Company has approximately $225 million in variable rate loans tied to prime, that are at their interest rate floor. The prime rate index would have to increase by more than 50 basis points on average before the loans would re-price.

The Company had 23 pay-fixed, receive-variable interest rate contracts that were designed to convert fixed rate loans into variable rate loans, with maturities extending out for up to ten years. In additional the Holding Company has a pay-fixed, receive-variable interest rate swap contract that matures in June of 2013. These swaps were acquired as a result of the PC Bancorp acquisition. The majority (twenty one or the twenty four interest rate swap contracts) are designated as accounting hedges at December 31, 2012. The total notional amount of the outstanding swaps contracts as of December 31, 2012 is $36 million. The Company has incorporated the interest rate swap contracts into its interest income sensitivity analysis.

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

The following table is a summary of the Company’s one-year GAP as of the dates indicated (dollars in thousands):

	December 31,
	2012	2011	Increase (Decrease)
Total interest-sensitive assets maturing or repricing within one year (“one-year assets”)	$575,852	$383,998	$191,854
Total interest-sensitive liabilities maturing or repricing within one year (“one-year liabilities”)	560,935	334,866	226,069

One-year GAP	$14,917	$49,132	$(34,215)

The following tables present the Company’s GAP information as of the dates indicated (dollars in thousands):

	Maturity or Repricing Data
December 31, 2012	Three Months or Less	Over Three Through twelve Months	Over One Year Through Three Years	Over Three Years	Non-Interest Bearing	Total
Interest-Sensitive Assets:
Cash and due from banks	$—	$—	$—	$—	$25,181	$25,181
average yield	—	—	—	—	—	—
Interest earning deposits in other financial institutions	157,715	—	—	—	—	157,715
average yield	0.27%	—	—	—	—	0.27%
Certificates of deposit in other financial institutions	7,991	18,280	735	—	—	27,006
average yield	0.55%	0.56%	0.65%	—	—	0.56%
Investment securities	15,829	14,650	27,824	59,850	—	118,153
average yield	1.11%	1.72%	1.71%	2.78%	—	2.17%
Loans, gross (1)	251,813	109,574	138,714	354,784	—	854,885
average yield (2)	4.29%	5.31%	4.92%	5.10%	—	4.86%

Total interest-sensitive assets	$433,348	$142,504	$167,273	$414,634	$25,181	$1,182,940

Interest-Sensitive Liabilities:
Non-interest bearing demand deposits	$—	$—	$—	$—	$543,527	$543,527
Interest-bearing Transaction and Savings deposits	112,747	—	—	—	—	112,747
average rate	0.19%	—	—	—	—	0.19%
Money market deposits	340,466	—	—	—	—	340,466
average rate	0.33%	—	—	—	—	0.33%
Certificates of deposit	23,871	51,825	4,970	670	—	81,336
average rate (3)	0.54%	0.76%	1.72%	1.83%	—	0.76%
Securities sold under agreements to repurchase	22,857	—	—	—	—	22,857
average rate	0.30%	—	—	—	—	0.30%
Subordinated debentures	9,169	—	—	—	—	9,169
average rate (4)	6.28%	—	—	—	—	6.28%

Total interest-sensitive liabilities	$509,110	$51,825	$4,970	$670	$543,527	$1,110,102

GAP	$(75,762)	$90,679	$162,303	$413,964	$(518,346)	$72,838

Cumulative GAP	$(75,762)	$14,917	$177,220	$591,184	$72,838

(1)	Variable rate loans at or below their floor are categorized based on their maturity date.
(2)	Excludes amortization of the deferred loan fees and loan discount accretion.
(3)	Excludes amortization of the fair value adjustments on the PC Bancorp certificates of deposit.
(4)	Includes amortization of the fair value adjustments on these subordinated debentures.

We also utilize the results of a dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. The simulation model estimates the impact of changing interest rates on the interest income from all interest earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s consolidated balance sheet. This sensitivity analysis is compared to policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 400 basis point upward and 200 basis point downward shift in interest rates.

The following depicts the Company’s net interest income sensitivity analysis as of December 31, 2012:

Simulated Rate Changes	Estimated Net Interest Income Sensitivity (dollars in thousands)
+ 400 basis points	37.0%	$14,011
- 200 basis points (1)	(3.4)%	$(1,287)

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

Inflation

The impact of inflation on a financial institution can differ significantly from that exerted on other companies. Banks, as financial intermediaries, have many assets and liabilities that may move in concert with inflation both as to interest rates and value. However, financial institutions are affected by inflation’s impact on non-interest expenses, such as salaries and occupancy expenses.

Because of our ratio of rate sensitive assets to rate sensitive liabilities, we tend to benefit in the short term from an increasing interest rate market and, conversely, suffer in a decreasing interest rate market. As such, the management of interest rates and inflation through national economic policy may have an impact on our earnings. Increases in interest rates may have a corresponding impact on the ability of borrowers to repay loans with us.

(1)	The simulated rate change under the -200 basis points reflected above actually reflects only a maximum negative 25 basis points or less decline in actual rates based on the targeted Fed Funds target rate by the government of 0% to 25%. The -200 simulation model reflects repricing of liabilities of between 0% to .25% with little to no repricing of the Company’s interest earning assets at the current levels.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CU BANCORP

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

a)    Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our fiscal year. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer to allow timely decisions regarding required disclosure.

b)    Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the fiscal quarter that ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f). Our internal control system was designed to provide reasonable assurance to management and the board of directors regarding the effectiveness of our internal control processes over the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B — OTHER INFORMATION

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G (3).

The additional information required by this item will appear in the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”), and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2013 Proxy Statement, if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

Item 11. Executive Compensation

The information required by this item will appear in the 2013 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2013 Proxy Statement, if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120  day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

See Item 14. below.

Item 13. Certain Relationship and Related Transactions, and Director Independence

See Item 14. below

Item 14. Principal Accountant Fees and Services.

Pursuant to General Instruction G(3), the information required to be furnished by ITEMS 12, 13 and 14 of Part III will appear in the 2013 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2013 Proxy Statement, if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

Employee Code of Conduct

CU Bancorp has adopted an Employee Code of Conduct that applies to all employees, directors and officers, including the Company’s principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is also applicable to the Board of Directors and can also be located on the Company’s website by visiting www.cunb.com under Investor Relations. A copy of the Employee Code of Conduct is available, without charge, upon written request to CU Bancorp, Human Resources, 15821 Ventura Blvd., Encino, CA 91436.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report

Financial Statements

Reference is made to the Index to Financial Statements at page 81 for a list of financial statements filed as part of this Report.

CU BANCORP

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

CU Bancorp

We have audited the accompanying consolidated balance sheets of CU Bancorp and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Irvine, California

March 6, 2013

CU BANCORP

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Cash and due from banks	$25,181	$13,515
Interest earning deposits in other financial institutions	157,715	120,715

Total Cash and Cash Equivalents	182,896	134,230
Certificates of deposit in other financial institutions	27,006	35,144
Investment securities available-for-sale, at fair value	118,153	114,091
Loans	854,885	489,260
Allowance for loan loss	(8,803)	(7,495)

Net loans	846,082	481,765
Premises and equipment, net	3,422	3,350
Deferred tax assets, net	13,818	6,234
Other real estate owned, net	3,112	3,344
Goodwill	12,292	6,155
Core deposit intangibles	1,747	961
Bank owned life insurance	20,583	2,650
Accrued interest receivable and other assets	20,526	12,280

Total Assets	$1,249,637	$800,204

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing demand deposits	$543,527	$381,492
Interest bearing transaction accounts	112,747	64,057
Money market and savings deposits	340,466	194,369
Certificates of deposit	81,336	50,838

Total deposits	1,078,076	690,756
Securities sold under agreements to repurchase	22,857	26,187
Subordinated debentures, net	9,169	0
Accrued interest payable and other liabilities	13,912	2,417

Total Liabilities	1,124,014	719,360

Commitments and Contingencies (Note 15)	0	0
SHAREHOLDERS’ EQUITY
Serial Preferred Stock – authorized, 20,000,000 shares no par value, no shares issued or outstanding	0	0
Common stock – authorized, 30,000,000 shares no par value, 10,758,674 and 6,950,098 shares issued and outstanding at December 31, 2012 and 2011, respectively	118,885	77,225
Additional paid-in capital	7,052	6,164
Accumulated deficit	(1,708)	(3,435)
Accumulated other comprehensive income	1,394	890

Total Shareholders’ Equity	125,623	80,844

Total Liabilities and Shareholders’ Equity	$1,249,637	$800,204

The accompanying notes are an integral part of these financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Interest Income
Interest and fees on loans	$34,268	$25,135	$15,650
Interest on federal funds sold	0	0	1
Interest on investment securities	2,421	2,968	4,543
Interest on interest bearing deposits in other financial institutions	807	653	372

Total Interest Income	37,496	28,756	20,566

Interest Expense
Interest on interest bearing transaction accounts	184	152	254
Interest on money market and savings deposits	927	799	938
Interest on certificates of deposit	264	261	457
Interest on securities sold under agreements to repurchase	90	99	226
Interest on subordinated debentures	332	0	0
Interest on Federal Home Loan Bank borrowings – long-term	0	5	316

Total Interest Expense	1,797	1,316	2,191

Net Interest Income	35,699	27,440	18,375
Provision for loan losses	1,768	1,442	2,542

Net Interest Income After Provision For Loan Losses	33,931	25,998	15,833

Non-Interest Income
Gain on sale of securities, net	0	219	135
Other-than-temporary impairment losses	(155)	(264)	(242)
Deposit account service charge income	2,130	1,617	889
Other non-interest income	1,986	790	329

Total Non-Interest Income	3,961	2,362	1,111

Non-Interest Expense
Salaries and employee benefits (includes stock based compensation expense of $1,120, $1,467 and $858 for the years ended December 31, 2012, 2011 and 2010, respectively.)	18,729	15,352	11,914
Occupancy	3,564	3,103	2,079
Data processing	1,905	1,207	722
Legal and professional	1,350	971	703
FDIC deposit assessment	719	764	830
Merger related expenses	3,058	420	406
OREO valuation write-downs and expenses	343	216	12
Office services expenses	1,127	1,005	936
Other operating expenses	3,705	2,708	2,768

Total Non-Interest Expense	34,500	25,746	20,370

Net Income (Loss) Before Provision for Income Tax Expense (Benefit)	3,392	2,614	(3,426)
Provision for income tax expense (benefit)	1,665	1,147	(1,143)

Net Income (Loss)	$1,727	$1,467	$(2,283)

Earnings (Loss) Per Share
Basic earnings (loss) per share	$0.21	$0.23	$(0.45)
Diluted earnings (loss) per share	$0.21	$0.22	$(0.45)

The accompanying notes are an integral part of these financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Net Income (Loss)	$1,727	$1,467	$(2,283)
Other Comprehensive Income, net of tax:
Non-credit portion of other-than-temporary impairments arising during the period	464	(153)	831
Net unrealized gains on investment securities arising during the period	40	360	2,085

Other Comprehensive Income	504	207	2,916

Comprehensive Income	$2,231	$1,674	$633

The accompanying notes are an integral part of these financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Years Ended December 31, 2012

(Dollars and shares in thousands)

	Common Stock
	Outstanding Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2009	4,963	$56,901	$3,853	$(2,619)	$(2,233)	$55,902
Net Issuance of Restricted Stock	138	0	0	0	0	0
Exercise of Stock Options	145	1,447	0	0	0	1,447
Issuance of Stock for Purchase of COSB	698	8,452	0	0	0	8,452
Stock based compensation expense related to employee stock options and restricted stock	0	0	858	0	0	858
Net Loss	0	0	0	(2,283)	0	(2,283)
Restricted Stock Repurchase/Dividend	(1)	0	(18)	0	0	(18)
Other Comprehensive Income	0	0	0	0	2,916	2,916

Balance at December 31, 2010	5,943	$66,800	$4,693	$(4,902)	$683	$67,274

Net Issuance of Restricted Stock	121	0	0	0	0	0
Exercise of Stock Options	81	728	0	0	0	728
Issuance of Stock in Private Placement Offering, net of $569 in issuance costs	805	9,697	0	0	0	9,697
Stock based compensation expense related to employee stock options and restricted stock	0	0	1,467	0	0	1,467
Excess tax benefit – stock based compensation	0	0	4	0	0	4
Net Income	0	0	0	1,467	0	1,467
Other Comprehensive Income	0	0	0	0	207	207

Balance at December 31, 2011	6,950	$77,225	$6,164	$(3,435)	$890	$80,844

Net Issuance of Restricted Stock	110	0	0	0	0	0
Issuance of Stock for Purchase of PC Bancorp, net of $199 in issuance costs	3,721	41,660	0	0	0	41,660
Stock based compensation expense related to employee stock options and restricted stock	0	0	1,120	0	0	1,120
Restricted Stock Repurchase/Dividend	(22)	0	(228)	0	0	(228)
Excess tax deficiency – Stock based compensation	0	0	(4)	0	0	(4)
Net Income	0	0	0	1,727	0	1,727
Other Comprehensive Income	0	0	0	0	504	504

Balance at December 31, 2012	10,759	$118,885	$7,052	$(1,708)	$1,394	$125,623

The accompanying notes are an integral part of these financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss):	$1,727	$1,467	$(2,283)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,768	1,442	2,542
Provision for unfunded loan commitments	34	35	73
Stock based compensation expense	1,120	1,467	858
Depreciation	1,022	1,006	804
Net accretion of deferred loan fees/costs	(3,654)	(1,794)	(690)
Net amortization (accretion) from investment securities	1,403	1,015	(124)
OREO valuation write-downs	232	0	0
Net other-than-temporary impairment losses recognized in operations	155	264	242
Gain on sale of securities, net	0	(219)	(135)
Gain on sale of SBA loans	(50)	0	0
Amortization of core deposit intangible	219	137	0
Amortization of time deposit premium	(140)	0	0
Accretion of subordinated debenture discount	94	0	0
(Increase) decrease in deferred tax assets	(751)	62	(1,365)
Loss on disposal of fixed assets	5	3	0
(Decrease) in accrued interest receivable and other assets	(668)	(183)	(414)
(Increase) decrease in accrued interest payable and other liabilities	368	(254)	1,095

Net cash provided by operating activities	2,884	4,448	603

Cash flows from investing activities:
Cash and cash equivalents acquired in acquisition, net of cash paid	41,716	0	13,416
Purchases of available-for-sale investment securities	(7,255)	(67,824)	(46,513)
Proceeds from sales of investment securities	17,278	4,758	3,927
Proceeds from repayment and maturities from investment securities	29,720	44,271	75,813
Loans originated, net of principal payments	(84,387)	(69,354)	(71,966)
Purchases of premises and equipment	(823)	(319)	(1,949)
Proceeds from sale of OREO	0	1,167	0
Net (increase) decrease in certificates of deposit in other financial institutions	12,849	(35,144)	0
Purchase of bank owned life insurance	(14,000)	0	0
Net redemption (purchase) of FHLB and TIB stock	866	587	(1,155)

Net cash used in investing activities	(4,036)	(121,858)	(28,427)

Cash flows from financing activities:
Net increase in Non-interest bearing demand deposits	82,080	103,709	141,709
Net increase (decrease) in Interest bearing transaction accounts	40,893	(5,095)	(3,724)
Net increase (decrease) in Money market and savings deposits	(38,646)	(46,018)	77,404
Net decrease in Certificates of deposit	(30,951)	(19,807)	(16,704)
Net increase (decrease) in Securities sold under agreements to repurchase	(3,330)	3,325	(22,275)
Repayments of Federal Home Loan Bank borrowings – long-term	0	(5,545)	(8,000)
Net proceeds from Common stock issued	0	9,697	0
Restricted stock repurchase/dividends	(228)	0	(18)
Net proceeds from stock options exercised	0	728	1,447

Net cash provided by financing activities	49,818	40,994	169,839

Net increase (decrease) in cash and cash equivalents	48,666	(76,416)	142,015
Cash and cash equivalents, beginning of year	134,230	210,646	68,631

Cash and cash equivalents, end of year	$182,896	$134,230	$210,646

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,681	$1,425	$2,256
Cash paid during the year for taxes	$2,685	$200	$1,080
Supplemental disclosures of non-cash investing activities:
Net increase in unrealized gain (loss) on investment securities, net of tax	$504	$207	$2,916
Loans transferred to other real estate owned	$0	$3,344	$0
Supplemental schedule related to acquisitions:
Cash and cash equivalents acquired	$42,172	$0	$21,958
Cash paid for stock	0		(8,540)
Cash paid for cancellation of stock options	(455)	0	0
Cash paid for fractional shares	(1)	0	(2)

Net cash and cash equivalents acquired net of cash paid	$41,716	$0	$13,416

The accompanying notes are an integral part of these financial statements

(See Note 2 – Business Combinations: Bank Holding Company Reorganization and Merger of Premier Commercial Bancorp into CU Bancorp (in 2012), and Merger of California Oaks State Bank into California United Bank (in 2010) the tables showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition.)

CU BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 1 – Summary of Significant Accounting Policies

CU Bancorp (the “Company”) is a bank holding company whose operating subsidiary is California United Bank. CU Bancorp was established to facilitate the reorganization and merger of Premier Commercial Bank, N.A. into California United Bank, which took place after the close of business on July 31, 2012. As a bank holding company, CU Bancorp is subject to regulation of the Federal Reserve Board (“FRB”). See Note 2 – Business Combinations under “Bank Holding Company Reorganization and Merger of Premier Commercial Bancorp into CU Bancorp” for a detailed discussion of the creation and formation of CU Bancorp. The term “Company”, as used throughout this document, refers to the consolidated financial operations and balance sheets of CU Bancorp and California United Bank.

California United Bank (the “Bank”) is a full-service commercial business bank offering a broad range of banking products and services including: deposit services, lending and cash management to small and medium-sized businesses, to non-profit organizations, to business principals and entrepreneurs, to the professional community, including attorneys, certified public accountants, financial advisors, healthcare providers and investors. The Bank opened for business in 2005, with its headquarters office located in Encino, California. As a state chartered non-member bank, the Bank is subject to regulation by the California Department of Financial Institutions, (the “DFI”) and the Federal Deposit Insurance Corporation (“FDIC”). The deposits of the Bank are insured by the FDIC, to the maximum amount allowed by law.

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and the Bank. Significant intercompany items have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission.

CU Bancorp is the common shareholder of Premier Commercial Statutory Trust I, Premier Commercial Statutory Trust II, and Premier Commercial Statutory Trust III, entities which were acquired in the merger with Premier Commercial Bancorp (“PC Bancorp”). These trusts were established for the sole purpose of issuing trust preferred securities and do not meet the criteria for consolidation in accordance with ASC 810 Consolidation (previously Financial Accounting Standards Board (“FASB”) Interpretation no. 46R “Consolidation of Variable Interest Entities”). For more detail, see Note 10 – Borrowings and Subordinated Debentures.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan loss and various assets and liabilities measured at fair value. While management uses the most current available information to recognize losses on loans, future additions to the allowance for loan loss may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan loss. Regulatory agencies may require the Company to recognize additions to the allowance for loan loss based on their judgment about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for loan loss may change significantly in the near term.

Business Segments

The Company is organized and operated as a single reporting segment, principally engaged in commercial business banking. The Company conducts its lending and deposit operations through eight full service branch offices and one loan production office, located in Los Angeles, Orange, and Ventura counties.

Cash and Cash Equivalents

For purposes of reporting cash flows within the Consolidated Statements of Cash Flows, cash and cash equivalents include cash, due from banks and interest earning deposits in other financial institutions. In general, federal funds are sold for one-day and returned the next business day. Cash flows from loans, deposits, securities sold under agreements to repurchase and certificates of deposit in other financial institutions are reported on a net basis.

Interest Earning Deposits in Other Financial Institutions

Interest earning deposits in other financial institutions represent short term interest earning deposits, which include money market deposit accounts with other financial institutions (including interest earning deposits with the Federal Reserve). These deposits and investments can generally provide the Company with immediate liquidity and generally can be liquidated the same day as is the case with the Federal Reserve and up to seven days on money market deposit accounts with other financial institutions.

Certificates of Deposits in Financial Institutions

The Company’s investments in certificate of deposits issued by other financial institutions are fully insured by the FDIC up to the applicable limits and generally have an original maturity of between three months and two years. The current remaining maturities of these certificates at December 31, 2012 range from 4 days to 12 months with a weighted average maturity of 5.7 months and a weighted average yield of 0.56%.

Restricted Cash

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. Reserve balances of $1,960,000 and $3,843,000 were required by the Federal Reserve Bank of San Francisco as of December 31, 2012 and 2011, respectively. As of December 31, 2012, the Bank was in compliance with all known Federal Reserve Bank reporting and reserve requirements.

Concentrations and Credit Risk

The Company maintains certain deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. These deposits are included in interest earning deposits in other financial institutions and the amount not covered by FDIC insurance coverage is approximately $27.4 million at December 31, 2012. Federal funds sold are similar to uncollateralized loans. Management regularly evaluates the credit risk of these transactions and believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Investment Securities

The Company classifies its investment securities as available-for-sale. Under the available-for-sale classification securities can be sold in response to certain conditions, such as changes in interest rates, fluctuations in deposit levels or loan demand or need to restructure the portfolio to better match the maturity or interest rate characteristics of liabilities with assets. Securities classified as available-for-sale are accounted for at their current fair value rather than amortized historical cost. Unrealized gains or losses are excluded from net income and reported as a separate component of accumulated other comprehensive income (loss) included in shareholders’ equity.

At each reporting date, investment securities are assessed to determine whether there is an other-than-temporary impairment (OTTI). If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an OTTI shall be considered to have occurred. Once an OTTI is considered to have occurred, the credit portion of the loss is required to be recognized in current earnings, while the non-credit portion of the loss is recorded as a separate component of shareholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. For mortgage-backed securities, the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of San Francisco (FHLB), the Bank is required to maintain an investment in capital stock of the FHLB. The stock does not have a readily determinable fair value and as such is carried at cost and evaluated for impairment. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the changes in (increases or declines) in the net assets of the FHLB as compared to the capital stock amount and the length of time these changes (situation) has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB.

While the Federal Home Loan Banks were negatively impacted by the economic conditions during 2008 and 2009, the Federal Home Loan Bank of San Francisco has reported earnings for the years ended December 31, 2012, 2011 and 2010, and remains in compliance with regulatory capital and liquidity requirements and has declared and/or paid dividends on its stock for all four quarters of 2012 and 2011. In addition, the FHLB made capital stock redemptions in 2012 and 2011 with the Company receiving $145,000 and $587,000, respectively. With consideration given to these factors, management concluded that the stock was not impaired at December 31, 2012 or 2011.

The Company’s investment in FHLB stock is included in other assets on the accompanying balance sheets.

Loans and Interest and Fees on Loans

The Company extends commercial, SBA, commercial real estate, construction and personal loans to business principals and entrepreneurs, to small and medium-sized businesses, to non-profit organizations, to the professional community, including attorneys, certified public accountants, financial advisors, healthcare providers and investors. Loans that the Company has the ability and intent to hold until maturity or pay-off are stated at their outstanding unpaid principal balances, net of deferred loan fees, unearned discounts, fair value credit valuation allowance and net of the allowance for loan loss. The Company recognizes loan origination fees to the extent they represent reimbursement for initial direct costs, as income at the time of loan boarding. The excess of fees over costs, if any, is deferred and recognized in interest income using the level yield method.

Interest on loans is accrued daily and credited to income based on the principal amount outstanding. Interest is calculated using the terms of the loan according to the contractual note agreements. A number of loans have been identified and designated as hedged items by the Company. For a detailed discussion of the accounting related to the loans designated as hedged items, see Note 1 – Summary of Significant Accounting Policies under “Derivative Financial Instruments and Hedging Activity.”

Nonaccrual loans: For all loan types, when a borrower discontinues making payments as contractually required by the note, the Company must determine whether it is appropriate to continue to accrue interest.

Generally, the Company places loans in a nonaccrual status and the accrual of interest on loans is discontinued when the loan has become delinquent by more than 90 days or when Management determines that the full repayment of principal and collection of interest is unlikely. The Company may decide to continue to accrue interest on certain loans more than 90 days delinquent, if the loan is well secured by collateral and in the process of collection. In some cases, loans can be placed on non-accrual status or be charged-off at an earlier date, if collection of principal or interest is considered doubtful.

When a loan is placed on nonaccrual status or has been charged-off, all interest income that has been accrued but not yet collected, is reversed against interest income, during the period in which the status of the loan changed. Subsequent payments received from the customer are applied to principal and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required.

Impaired loans: A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the original loan agreement. Generally, these loans are rated substandard or worse. Most impaired loans are classified as nonaccrual. However, there are some loans that are termed impaired due to doubt regarding collectability according to contractual terms, but are both fully secured by collateral and are current in their interest and principal payments. These impaired loans that are not classified as nonaccrual continue to pay as agreed. Impaired loans are measured for reserve requirements in accordance with ASC Topic 310, Receivables (“ASC 310”), based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of an impairment reserve, if any, and any subsequent changes are charged against the allowance for loan loss. Factors that contribute to a performing loan being classified as impaired include payment status, collateral value, probability of collecting scheduled payments, delinquent taxes, and debts to other lenders that cannot be serviced out of existing cash flow.

Troubled debt restructurings: A loan is classified as a troubled debt restructuring when a borrower experiences financial difficulties that leads to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. The loan terms which have been modified or restructured due to a borrower’s financial difficulty may include a reduction in the stated interest rate, an extension of the maturity at an interest rate below current market interest rates, a reduction in the face amount of the debt (principal forgiveness), a reduction in the accrued interest, or re-aging, extensions, deferrals, renewals, rewrites and other actions intended to minimize potential losses.

Under ASC 310, troubled debt restructurings are considered impaired loans and are evaluated for the amount of impairment, with the appropriate allowance for loan loss.

In determining whether a debtor is experiencing financial difficulties, the Company considers if the debtor is in payment default or would be in payment default in the foreseeable future without the modification, the debtor declared or is in the process of declaring bankruptcy, there is substantial doubt that the debtor will continue as a going concern, the debtor’s entity-specific projected cash flows will not be sufficient to service its debt, or the debtor cannot obtain funds from sources other than the existing creditors at a market rate for debt with similar risk characteristics.

In determining whether the Company has granted a concession, the Company assesses, if it does not expect to collect all amounts due, whether the current value of the collateral will satisfy the amounts owed, whether additional collateral or guarantees from the debtor will serve as adequate compensation for other terms of the restructuring, and whether the debtor otherwise has access to funds at a market rate for debt with similar risk characteristics.

A loan that is modified at a market rate of interest will not be classified as troubled debt restructuring in the calendar year subsequent to the restructuring if it is in compliance with the modified terms and the expectation exists for continued performance going forward. Payment performance prior and subsequent to the restructuring is taken into account in assessing whether it is likely that the borrower can meet the new terms. This may result in the loan being returned to accrual at the time of restructuring. A period of sustained repayment for at least six months generally is required for return to accrual status.

Sales of Loans

A participating interest in loans may be sold to investors, insurance companies, or other financial institutions to allow the Company to service customers with needs in excess of the Company’s limit on loans to a single borrower, and occasionally to provide funds for additional lending or to increase liquidity. Under most agreements, the Company continues to service the loans and the buyer receives its share of principal collected together with interest at an agreed-upon rate. This rate may differ from the loan’s contractual interest rate. Loans held for sale are valued at the lower of cost or fair value. While there were no loans classified as held for sale at December 31, 2012, the Company had approximately $1 million in commercial and industrial loans, which represented the guaranteed portion of two Small Business Administration “SBA” loans. While the Company does not currently plan on selling these loans, it may do so in the future.

Allowance for Loan Loss

The allowance for loan loss (“Allowance”) is established by a provision for loan losses that is charged against income, increased by charges to expense and decreased by charge-offs (net of recoveries). Loan charge-offs are charged against the Allowance when management believes the collectability of loan principal becomes unlikely. Subsequent recoveries, if any, are credited to the Allowance.

The Allowance is an amount that management believes will be adequate to absorb estimated charge-offs related to specifically identified loans, as well as probable loan charge-offs inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. Management carefully monitors changing economic conditions, the concentrations of loan categories and collateral, the financial condition of the borrowers, the history of the loan portfolio, as well as historical peer group loan loss data to determine the adequacy of the Allowance. The Allowance is based upon estimates, and actual charge-offs may vary from the estimates. No assurance can be given that adverse future economic conditions will not lead to delinquent loans, increases in the provision for loan losses and/or charge-offs. These evaluations are inherently subjective, as they require estimates that are susceptible to significant revisions as conditions change. In addition, regulatory agencies, as an integral part of their examination process, may require additions to the Allowance based on their judgment about information available at the time of their examinations. Management believes that the Allowance as of December 31, 2012, is adequate to absorb known and probable losses in the loan portfolio.

The Allowance consists of specific and general components. The specific component relates to loans that are categorized as impaired. For loans that are categorized as impaired, a specific reserve is established when the discounted cash flows (or collateral value if a collateral dependent loan or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on the type of loan and historical charge-off experience adjusted for qualitative factors.

While the general allowance covers all non-impaired loans and is based on historical loss experience adjusted for the various qualitative and quantitative factors as discussed in Note 4 – Loans, the change in the Allowance from one reporting period to the next may not directly correlate to the rate of change of nonperforming loans for the following reasons:

•

A loan moving from the impaired performing status to an impaired non-performing status does not mandate an automatic increase in reserves. The individual loan is evaluated for a specific reserve requirement when the loan moves to the impaired status, not when the loan moves to non-performing status. In addition, the impaired loan is reevaluated at each subsequent reporting period. Impaired loans are evaluated by comparing the fair value of the collateral, if the loan is collateral dependent, and the present value of the expected future cash flows discounted at the loan’s effective interest rate, if the loan is not collateral dependent.

•

Not all impaired loans require a specific reserve. The payment performance of the borrower may require an impaired classification, but the collateral evaluation may support adequate collateral coverage. For a number of impaired loans in which borrower performance is in question, the collateral coverage may be sufficient because a partial charge off of the loan has been taken. In those instances, neither a general reserve nor a specific reserve is assessed.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which range from three to ten years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for improvements or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Other Real Estate Owned

Real estate properties that are acquired through, or in lieu of, loan foreclosure are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of the cost basis or fair value less estimated costs to sell. Revenue and expenses from operations and additions to the valuation allowance are included in other expenses.

Goodwill and Other Intangible Assets

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination determined to have an indefinite useful life are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exist that indicate that an impairment test should be performed. The Company has selected October 1st as the date to perform its annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet. There was no impairment as of December 31, 2012.

The increase in goodwill in 2012 is solely the result of the acquisition of PC Bancorp. For more discussion, see Note 2 – Business Combinations.

Core deposit intangible assets arising from business combinations are amortized using an accelerated method over their estimated useful lives. SBA servicing assets are classified as other assets on the Consolidated Balance Sheets, and are amortized over the estimated servicing life of the loans.

Income Taxes and Other Taxes

Deferred income tax assets and liabilities are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. A valuation allowance is established to the extent necessary to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax assets or benefits will be realized. Realization of tax benefits for deductible temporary differences and operating loss carry-forwards depends on having sufficient taxable income of an appropriate character within the carry-forward period and that current tax law will allow for the realization of those tax benefits.

The Company is required to account for uncertainty associated with the tax positions it has taken or expects to be taken on past, current and future tax returns according to ASC 740, Income Taxes, (“ASC 740”). Under ASC 740, tax positions taken or expected to be taken on a tax return, where there may be a degree of uncertainty as to the tax deductibility of the item, the Company may only record the tax effects (expense or benefits) from an uncertain tax position in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. The Company does not believe that it has any material uncertain tax positions taken to date that are not more likely than not to be realized. The Company’s federal income tax returns for the years ended December 31, 2009 through 2011 are open for examination by federal taxing authorities and the Company’s state income tax returns for the years ended December 2008 through 2011 are open for examination by state taxing authorities. The Company’s federal tax returns for the year ended December 31, 2009 were examined by the IRS in 2011. This examination was completed with two adjustments made to the Company’s federally filed 2009 tax return which impacted the Company’s current and deferred tax assets. The amount of interest and penalties associated with the IRS audit of the Bank’s 2009 tax return was expensed in 2011 and was not considered material to the financial statements.

The Company has not been notified of any other pending tax examinations by taxing authorities.

Derivative Financial Instruments and Hedging Activities

At December 31, 2012, all derivative instruments were recognized on the consolidated balance sheet at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and hedged item related to the hedged risk are recognized in earnings. ASC Topic 815 establishes the accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. ASC Topic 815 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

The Company acquired twenty four interest rate swap contracts as part of its merger with PC Bancorp. From the acquisition date through September 30, 2012, these swap contracts were not designated as hedges. Effective October 1, 2012, twenty one of the interest rate swap contracts were re-designated as fair value hedges by the Company. Two of the PC Bancorp fair value hedges and the one cash flow hedge were not re-designated as hedges by the Company. For all interest rate contracts that were re-designated as fair value hedges, all changes in the swap contracts fair value were recognized in earnings. See Note 18 – Derivative Financial Instruments regarding the details and impact of financial derivatives on the Company’s financial condition and results of operations.

On the date a derivative contract is entered into by the Company, the Company will designate the derivative contract as either a fair value hedge (i.e. a hedge of the fair value of a recognized asset or liability), a cash flow hedge (i.e. a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability), or a stand-alone derivative (i.e. and instrument with no hedging designation). For a derivative designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as other non-interest income.

The Company, as part of its acquisition of PC Bancorp, had to formally document all relationships between the hedging instruments and the hedging items, as well as its risk management objective and strategy for re-designating the interest rate swap contract as a hedge transaction. This process included linking all derivatives that were designated as fair value hedges to specific assets on the balance sheet. The Company also had to formally assess the hedge’s current effectiveness in offsetting changes in the fair values of the hedged items. On an ongoing basis, the derivatives that are used in hedging transactions will be required to be evaluated as to how effective they are in offsetting changes in fair values or cash flows of hedged items.

The Company will discontinue hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting change in the fair value of the hedged item, the derivative expires or is sold, is terminated, is exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, the Company will continue to carry the derivative on the balance sheet at its fair value (if applicable), but will no longer adjust the hedged asset or liability for changes in fair value. The adjustments of the carrying amount of the hedged asset or liability will be accounted for in the same manner as other components of the carrying amount of that asset or liability, and the adjustments are amortized to interest income over the remaining life of the hedged item upon the termination of hedge accounting.

As of December 31, 2012, all interest rate swap contracts were recognized on the consolidated balance sheet at their current fair value. For the two months ending September 30, 2012, all changes in the fair value of the interest rate swap contracts were recognized in earnings and were included in other non-interest income. From September 30, 2012 to December 31, 2012 twenty one of the interest rate swap contacts were accounted for as fair value hedges, with changes in the fair value of the swap contracts and changes in the fair value of the hedged items attributable to the hedged risk being recorded in net interest income, while three of the interest rate swap contracts were not accounted for under hedge accounting, with the changes in the fair value of the swap contacts being recorded as other non-interest income.

SBA Servicing Asset

The Company acquired an SBA servicing asset with the merger with PC Bancorp. The SBA servicing asset was initially recorded at fair value on the acquisition date based on the estimated discounted future cash flows utilizing market based discount rates and prepayment speeds. The discount rate utilized in fair valuing the SBA servicing asset was based on the U.S. Treasury yield curve plus a spread for the marketplace risk associated with these assets. Prepayment speeds were also factored into the calculation and were based on estimated historical prepayment speeds of similar SBA pools. The fair value of the SBA servicing asset at July 31, 2012 was allocated to each of the individual SBA loans being serviced by the Company based on its individual percentage to the entire SBA servicing portfolio factoring in loan balances and maturities. The SBA servicing asset is amortized on a monthly basis based on the estimated servicing provided during the current period for each of the individual loans. The sale of SBA loans post acquisition, and the sale of SBA loans in the future, require the Company to establish an SBA servicing asset based on an evaluation of the discounted future cash flows related to the amount of the loan sold. At December 31, 2012 the Company’s SBA servicing asset was $1.6 million. For the year ended December 31, 2012 the Company earned $388,000 in servicing fees and recorded SBA servicing asset amortization of $169,000. In addition, the Company performs an evaluation of the SBA servicing asset on an annual basis to determine if there is any related impairment loss. Any impairment loss would be recorded within the period and recognized as a reduction to non-interest income.

Comprehensive Income

The Company has adopted accounting guidance issued by the Financial Accounting Standards Board (“FASB”) that requires all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Other comprehensive income includes unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale.

Earnings per Share (EPS)

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted shares outstanding during the period. Basic EPS excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of potential common stock using the treasury stock method only if the effect on earnings (loss) per share is dilutive.

The total number of stock options considered to be anti-dilutive was 245,833, 247,083 and 270,583 shares as of December 31, 2012, 2011 and 2010, respectively.

The following table shows weighted average basic shares outstanding, potential dilutive shares related to stock options, unvested restricted stock, and weighted average diluted shares for each of the periods indicated:

	Year ended December 31,
	2012	2011	2010
Weighted average basic shares outstanding	8,283,599	6,460,104	5,110,901
Potential dilutive shares related to stock options and restricted stock	127,150	175,758	0

Weighted average diluted shares	8,410,749	6,635,862	5,110,901

Stock-Based Compensation

The Company accounted for employee and director equity incentive plans during 2012, 2011 and 2010 under the recognition and measurement principles in accordance with (ASC 718, Compensation-Stock Compensation). The Company recorded $1,120,000, $1,467,000 and $858,000 of stock-based compensation expense related to employee and director equity awards for the years ended December 31, 2012, 2011 and 2010, respectively. See Note 11 “Stock Options and Restricted Stock”.

Recent Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This update amends ASU 2011-11, Balance Sheet (Topic 210): Disclosures about offsetting Assets and Liabilities. The amendment clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for fiscal and interim periods beginning on or after January 1, 2013. We do not expect this amendment to have a material impact on the Company’s financial position or results of operations.

Note 2 – Business Combinations

The following business combinations were accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired companies have been included in the Company’s results of operations since the date of acquisition. Under this method of accounting, assets and liabilities acquired are recorded at their estimated fair values, net of applicable income tax effects. The excess cost over the fair value of net assets acquired is recorded as goodwill.

The reasons for the acquisition of Premier Commercial Bancorp (“PC Bancorp”) in 2012 and California Oaks State Bank (“COSB”) in 2010 and the factors reviewed by the Company’s Board of Directors in approving these transaction were fully set out in the Joint Proxy Statement Prospectus dated June 22, 2012 as filed with the SEC for the PC Bancorp acquisition and the Joint Proxy Statement Prospectus dated November 5, 2010 as filed with the FDIC for the COSB merger transaction. Both of the listed Joint Proxy Statements are available on the company’s website at: www.cunb.com under the investor relations tab. The following is a summary listing of some of the more relevant positive factors for the transactions:

In reaching its conclusion to acquire PC Bancorp and COSB, the Company’s board of directors considered a number of factors, including the following, without assigning any specific or relative weights to the factors: (i) strategic alternatives and the competitive banking environment in California; (ii) current banking and regulatory trends indicating that asset size and number and strength of distribution channels will become increasingly important in view of industry consolidation and regulatory burdens; (iii) the acquired entities business, operations, branch network, financial condition and earnings on a historical and prospective basis; (iv) the possibility of increased earnings for the acquired entities shareholders as shareholders of CU Bancorp; (v) the opinion of its investment bankers that the per share merger consideration to be paid to the shareholders of PC Bancorp and COSB in connection with the merger was fair to the shareholders of the Company from a financial point of view; (vi) the potential for synergies with the merger transaction; (vii) the terms of the merger agreement and the merger consideration paid to the PC Bancorp and COSB shareholders in relation to the market value and book value; (vii) the general impact that the merger could be expected to have on the constituencies serviced by the Company; (viii) the added convenience of access to an expanded branch network system, and the fact that the branch networks are complementary and would enhance the Company’s presence in Los Angeles, Orange and Ventura Counties; and (ix) the prospect of operating efficiencies of a combined institution.

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

The value of the total consideration paid to PC Bancorp shareholders was approximately $42.3 million. The total value of the 3,721,382 CU Bancorp common shares issued to PC Bancorp shareholders on the acquisition date was $41,866,000, which was based on the closing stock price of $11.25 per share of the Company’s stock on July 31, 2012. The number of fractional shares was estimated at 116 shares resulting in an estimated cash payout of $1,279. The cash payment to stock option holders for cancellation of the PC Bancorp options was $455,000. Under the merger agreement, PC Bancorp shareholders received 0.9923 of one CU Bancorp share in exchange for each share of PC Bancorp common stock held. The fractional shares were paid out in cash using an exchange rate of $11.07 per share. Subsequent to the initial issuance of CU Bancorp common stock, two dissenting PC Bancorp shareholders elected to receive cash in lieu of the Company’s common stock. A total of 685 shares were exchanged for $7,000 in cash utilizing an exchange ratio of $10.25 per share.

The excess of the purchase price over the estimated fair value of the net assets acquired was $6.1 million, which was recorded as goodwill, is not subject to amortization, and is not deductible for tax purposes. In addition, assets acquired also included a core deposit intangible of $1.0 million, which is being amortized over a period of approximately ten years in proportion to the related estimated benefits. The amount of annual amortization will be higher in the initial years and will proportionally decline in subsequent years. The amortization of the core deposit intangible asset for 2012 was $82,000. The assets and liabilities of PC Bancorp that were accounted for at fair value, required either a third party analysis or an internal valuation analysis of the fair value of the assets and liabilities acquired. An analysis was performed on loans, investment securities, the SBA loan servicing asset, contractual lease obligations, deferred compensation, deposits and subordinated debentures as of the acquisition date. Balances that were considered to be at fair value at the date of acquisition were cash and cash equivalents, bank owned life insurance, interest rate swap contracts, other assets (interest receivable) and other liabilities (interest payable).

Merger of California Oaks State Bank into California United Bank

The Company acquired all of the equity interests of California Oaks State Bank (“COSB”) after the close of business on December 31, 2010 with COSB being merged into the California United Bank at that time. The merger resulted in the addition of two full service branches in Ventura County, California. The Company acquired 100% of the outstanding common shares of COSB.

The total consideration paid to the COSB shareholders was approximately $17.16 million. Under the merger agreement, COSB shareholders received in exchange for each share of COSB common stock held, cash in the amount of approximately $8,540,000 or $11.35 per share and shares of the Bank’s common stock based upon an exchange ratio of 0.9278, representing an aggregate cash amount of approximately $8,620,000 (valued for the purposes of the merger agreement) and the issuance of the Bank’s common stock of 697,948 shares and 157 fractional shares. The fractional shares were paid out in cash using an exchange rate of $12.23 per share. Total consideration paid to COSB’s shareholders was established under the terms of the merger agreement based on a value of $11.35 per share of COSB common stock.

The excess of the purchase price over the estimated fair value of the net assets acquired was $6.2 million. This excess was recorded as goodwill and is not deductible for tax purposes. The creation of goodwill in this transaction was the result of the synergies that were created by the transaction. In addition, assets acquired also included a core deposit intangible of $1.1 million, which is being amortized over a period of eight years in proportion to the related benefits. The amortization of the core deposit intangible asset for 2012 and 2011 was $137,000 and $137,000, respectively. The assets and liabilities were accounted for at their estimated fair value, which required either a third party or an internal valuation analysis of the loans, investment securities, other real estate owned, contractual lease obligations, deposits, borrowings and employee compensation plans as of the acquisition date of December 31, 2010. Balances considered to be at fair value at the date of acquisition, that did not require a fair value analysis were cash and cash equivalents, other assets (interest receivable) and other liabilities (interest payable).

The following supplemental information is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of the acquisition except for COSB which was adjusted retrospectively in 2011 for fair value adjustments to the assets acquired.

	Premier Commercial Bancorp	California Oaks State Bank
Assets Acquired and Liabilities Assumed (Dollars in thousands)	July 31, 2012	December 31, 2010
Assets:
Cash and cash equivalents	$42,172	$21,958
Certificates of deposit in other financial institutions	4,711	0
Investment securities available-for-sale	44,404	11,416
Loans	277,994	86,621
Premises and equipment, net	276	400
Bank owned life insurance	3,665	2,545
Other real estate owned	0	1,167
Accrued interest receivable and other assets	9,503	2,076
Deferred tax asset	7,163	2,322
Core deposit intangible	1,005	1,098
Goodwill	6,137	6,155

Total Assets	397,030	135,758
Liabilities:
Deposits	334,084	112,991
Subordinated debentures	9,075	0
Long-term borrowings	0	5,545
Accrued interest payable and other liabilities	11,549	61

Total Liabilities	354,708	118,597

Total Purchase Price	$42,322	$17,161

The Company acquired on July 31, 2012, as part of the PC Bancorp acquisition, loans with a fair value of $278.0 million of which $6.8 million were on non-accrual. As of July 31, 2012 loans on accrual had: a fair value of $271.2 million, contractual amounts due of $283.5 million and estimated contractual cash flows not expected to be collected of $11.0 million.

The Company recorded a net fair value discount of $14.5 million on the loans acquired in the PC Bancorp transaction. At acquisition date, $12.3 million of this amount is accretable into interest income over time. The remaining $2.2 million of the net fair value discount is associated with purchased credit impaired (“PCI”) loans and portions, or all of this discount will be accreted into income over time once these loans become performing or are paid off.

The accompanying financial statements include the accounts PC Bancorp since the acquisition date. The following supplemental pro forma information discloses selected financial information for the periods indicated as though the PC Bancorp merger had been completed as of January 1, 2011. The 2012 pro forma net income includes non-recurring merger expenses related to the PC Bancorp merger for investment banking, legal, accounting, systems conversion and other professional fees, net of tax, totaling approximately $2.6 million. The 2011 pro forma net income includes non-recurring merger expenses related to the PC Bancorp merger for legal, accounting, and other professional fees, net of tax, totaling approximately $183,000. (Dollars in thousands, except per share data)

	Twelve Months Ended December 31,
	2012	2011
Net Interest Income	$42,939	$41,529
Net Income	$2,281	$2,787
Diluted earnings per share	$0.21	$0.27

Note 3 – Investment Securities

The Company’s investment securities portfolio has been classified as available-for-sale, and is recorded at estimated fair market value.

The following tables present the amortized cost and estimated fair values of investment securities by major category as of the dates indicated (dollars in thousands):

		Gross Unrealized
December 31, 2012 – Available-for-sale:	Amortized Cost	Gains	Losses	Net Non-credit Gains on Other-than- temporarily Impaired Securities	Estimated Fair Value
U.S. Govt Agency and Sponsored Agency – Note Securities	$18,888	$24	$1	$0	$18,911
U.S. Govt Agency – SBA Securities	42,308	703	32	0	42,979
U.S. Govt Agency – GNMA Mortgage-Backed Securities	22,237	728	5	0	22,960
U.S. Govt Sponsored Agency – CMO & Mortgage-Backed Securities	12,335	696	0	0	13,031
Corporate Securities	10,311	235	0	0	10,546
Municipal Securities	6,831	3	18	0	6,816
Private Issue CMO Securities	2,874	0	0	36	2,910

Total investment securities	$115,784	$2,389	$56	$36	$118,153

		Gross Unrealized
December 31, 2011 – Available-for-sale:	Amortized Cost	Gains	Losses	Net Non-credit Losses on Other-than- temporarily Impaired Securities	Estimated Fair Value
U.S. Govt Agency and Sponsored Agency – Note Securities	$19,617	$75	$10	$0	$19,682
U.S. Govt Agency – SBA Securities	41,112	430	21	0	41,521
U.S. Govt Agency – GNMA Mortgage-Backed Securities	21,909	727	0	0	22,636
U.S. Govt Sponsored Agency – CMO & Mortgage-Backed Securities	18,661	926	7	0	19,580
Corporate Securities	7,753	186	42	0	7,897
Private Issue CMO Securities	3,505	0	0	730	2,775

Total investment securities	$112,557	$2,344	$80	$730	$114,091

The Company’s investment securities portfolio at December 31, 2012, consists of U.S. Agency and U.S. Sponsored Agency issued AAA and AA rated investment-grade securities, investment grade corporate bond securities, municipal securities and below investment grade private issue CMO securities. Securities with a market value of $23.3 million and $26.8 million were pledged to secure securities sold under agreements to repurchase at December 31, 2012 and December 31, 2011, respectively. See Note 10 “Borrowings.” Securities with a market value of $11.0 million were pledged to secure a certificate of deposit of $10.0 million with the State of California Treasurer’s office at both December 31, 2012 and December 31, 2011. Securities with a market value of $16.0 million and $16.2 million were pledged to secure outstanding standby letters of credit confirmed/issued by a correspondent bank for the benefit of our customers in the amount of $12.7 million and

$9.8 million at December 31, 2012 and December 31, 2011, respectively. Securities with a market value of $281,000 and $154,000 were pledged to secure local agency deposits at December 31, 2012 and December 31, 2011, respectively.

As part of the acquisition of PC Bancorp, the Company acquired $44.4 million of investment securities which consisted of 57 individual securities. The Company recorded a fair value adjustment of $5,000 related to the securities that is included in goodwill.

Prior to the acquisition of PC Bancorp, the Company performed an analysis on the individual securities within the PC Bancorp investment securities portfolio. Based on this analysis, the Company identified a number of securities that either did not conform to the Company’s Investment Policy guidelines, or did not meet the Company’s credit or interest rate risk profile for current investment securities. As a result of this analysis, the Company decided to sell a number of these securities shortly after the acquisition of PC Bancorp. Of the PC Bancorp securities, the Company sold within 60 days of the merger, three corporate bonds with a fair value of $1.7 million and twenty five municipal securities with a fair value of $15.5 million, for a total of twenty eight securities with a fair value of $17.3 million. There were no gains or losses associated with the disposition of these securities from their July 31, 2012 fair value basis.

The fair value of the remaining 29 investment securities that were not sold as part of the acquisition with PC Bancorp, at July 31, 2012, included eleven U.S. agency fixed rate note securities with a fair value of $11.5 million, four U.S. SBA agency securities with a fair value of $5.0 million, five investment grade corporate bonds with a fair value of $2.7 million and eight municipal securities with a fair value of $7.9 million, for a total of 28 separate issues with an initial fair value of $27.1 million. During the subsequent five months from the acquisition, five of the securities that were not sold, either matured or were called by the issuing agency. At December 31, 2012 the Company had remaining from the original acquisition a total of 23 investment securities, with a fair value of $22.6 million.

The following table presents investment securities with unrealized losses that are considered to be temporarily-impaired and other-than-temporarily impaired, summarized and classified according to the duration of the loss period as of the dates indicated (dollars in thousands):

	< 12 Continuous Months		> 12 Continuous Months		Total
December 31, 2012	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
Temporarily-impaired available-for-sale investment securities:
U.S. Govt. – Agency and Sponsored Agency Note Securities	$2,209	$1	$0	$0	$2,209	$1
U.S. Govt. Agency SBA Securities	5,124	32	0	0	5,124	32
U.S. Govt. Sponsored Agency CMO & Mortgage-Backed Securities	2,126	5	0	0	2,126	5
Municipal Securities	6,293	18	0	0	6,293	18

Total temporarily-impaired available-for-sale investment securities	$15,752	$56	$0	$0	$15,752	$56

Other-than-temporarily impaired available-for-sale investment securities:
Private Issue CMO Securities	0	0	1,235	65	1,235	65

Total temporarily-impaired and other-than-temporarily impaired available-for-sale investment securities	$15,752	$56	$1,235	$65	$16,987	$121

	< 12 Continuous Months		> 12 Continuous Months		Total
December 31, 2011	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
Temporarily-impaired available-for-sale investment securities:
U.S. Govt. – Agency and Sponsored Agency Note Securities	$7,099	$10	$0	$0	$7,099	$10
U.S. Govt. Agency SBA Securities	4,264	21	0	0	4,264	21
U.S. Govt. Sponsored Agency CMO & Mortgage-Backed Securities	2,426	7	0	0	2,426	7
Corporate Bonds	4,181	42			4,181	42

Total temporarily-impaired available-for-sale investment securities	$17,970	$80	$0	$0	$17,970	$80

Other-than-temporarily impaired available-for-sale investment securities:
Private Issue CMO Securities	0	0	2,775	730	2,775	730

Total temporarily-impaired and other-than-temporarily impaired available-for-sale investment securities	$17,970	$80	$2,775	$730	$20,745	$810

The amortized cost, estimated fair value and average yield of debt securities at December 31, 2012, are reflected in the table below. Maturity categories are determined as follows:

•	U.S. Govt. Agency and U.S. Govt. Sponsored Agency bonds and notes – maturity date

•

U.S. Govt. Sponsored Agency CMO or Mortgage-Backed Securities, U.S. Govt. Agency GNMA Mortgage-Backed Securities and U.S. Gov. Agency SBA Securities – estimated cash flow taking into account estimated pre-payment speeds

•	Private Issue CMO Securities – weighted average life

•	Investment grade Corporate Bonds and Municipal securities – maturity date

Although, U.S. Government Agency and U.S. Government Sponsored Agency mortgage-backed and CMO securities and Private Issue CMO securities have contractual maturities through 2050, the expected maturity will differ from the contractual maturities because borrowers or issuers may have the right to prepay such obligations without penalties.

(Dollars in thousands)	December 31, 2012
Maturities Schedule of Securities	Amortized Cost	Fair Value	Weighted Average Yield
Due through one year	$30,077	$30,480	1.40%
Due after one year through five years	43,262	44,204	1.86%
Due after five years through ten years	19,430	19,791	2.43%
Due after ten years	23,015	23,678	3.52%

Total	$115,784	$118,153	2.17%

The weighted average yields in the above table are based on effective rates of book balances at the end of the year. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.

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

If it’s determined that an other-than-temporary impairment exists on a debt security, the Company then determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Company will recognize an other-than-temporary impairment in earnings equal to the difference between the security’s fair value and its adjusted cost basis. If neither of the conditions is met, the Company determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present value of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of the other-than-temporary impairments that is recognized in earnings and is a reduction to the cost basis of the security. The portion of total impairment related to all other factors is included in other comprehensive income. Significant judgment is required in this analysis that includes, but is not limited to assumptions regarding the collectability of principal and interest, future default rates, future prepayment speeds, the amount of current delinquencies that will result in defaults and the amount of eventual recoveries expected on these defaulted loans through the foreclosure process.

The Company recorded an other-than-temporary impairment credit loss of $155,000 and $264,000 on the private issue CMO securities in 2012 and 2011, respectively. There were no private issue CMO securities sold in 2012 or 2011. In January of 2013, the Company sold all six of its private issue CMO securities at a net gain of $4,600.

The Company’s six private issue CMO securities at December 31, 2012 were classified as substandard assets. The Company acquired all of these securities in late 2007 and early 2008. These securities were issued by various private issuers and are all collateralized primarily by Alt-A mortgage loans. The majority of these mortgages are fixed-rate, 30-year loans, originated in early 2006 with average FICO scores between 700 and 750, and average LTVs between 62% and 74% at origination. These securities, which are senior tranches in the securitization, were originally rated AAA by two national rating agencies at origination and were supported by subordinate tranches. All of these securities have been downgraded to below investment grade by all of the rating agencies beginning in 2009. The fair market value of these securities at December 31, 2012 was approximately $2.9 million and represents approximately 0.23% of the Company’s total assets. These securities are not significant to the liquidity needs of the Company. All of these securities have declined in value from the date they were originally purchased. This decline in value appears to be a direct result of the deterioration that has occurred in the loans that collateralize the securities.

The Company has utilized a third party to assist in the valuation of the private issue CMO securities. The primary and principal assumptions used in evaluating these investments are provided to the Company by a third party provider, Performance Trust Partners. The Company has utilized Performance Trust Partners to provide expertise in development and analysis of the cash flow data on the specific loan pools that comprise the private issue CMO securities. This process estimates cash flows related to the securities using assumptions related to prepayment speeds, credit default rates and loss severity ratios. The results of discounting the cash flows at December 31, 2012 indicated that the remaining net projected credit loss on the private issue CMO securities was approximately $871,000. The results of the cash flow modeling and actual losses incurred inception to date, indicate that the Company will not receive all of its contractual principal and interest on the individual securities.

In estimating the cash flows on these securities at December 31, 2012 the Company assumed an 8% prepayment rate on three of the securities and a 15% prepayment rate on the other three securities. The prepayment rate utilized by the Company was based on both the historical prepayment speeds experienced over the last six to twelve months on each of the individual securities, as well as the future expected prepayment speeds expected on the individual securities over the next twelve months. The other significant assumptions used in the estimated cash flows were as follows, as of December 31, 2012:

		Range
	Weighted Average	Minimum	Maximum
Projected Loss severity	66.7%	60.0%	76.5%
Delinquencies	23.7%	18.5%	29.7%

The Company evaluated all securities for declines in fair value below the securities cost basis for possible impairment. Based on the improvement in the market value on these securities, the Company decided to liquidate the private issue CMO securities as a result of an unsolicited bid from a broker dealer in these securities in January of 2013. Because the holding of these securities are not considered strategic for the Company, management decided to liquidate the entire private issue CMO securities portfolio.

The following table summarizes activity related to the credit component recognized in earnings on investment securities (Private Issue CMO Securities) held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive income (loss) for the dates and periods indicated (dollars in thousands):

	2012	2011	2010
Balance at the beginning of the period, January 1,	$973	$914	$866
Credit valuation security impairment charge recorded through the Statement of Operations	155	264	242

Total cumulative inception to date valuation impairment charge on securities	1,128	1,178	1,108

Less actual credit loss recognized from sale of securities	0	0	(98)
Less actual credit loss recognized on principal	(257)	(205)	(96)

Total credit loss recognized on securities	(257)	(205)	(194)

Balance at the end of the period, December 31,	$871	$973	$914

During the year ended December 31, 2012 the Company recognized no gains or losses on sales of available-for-sale securities. During the years ended December 31, 2011 and 2010 the Company recognized gross gains and (losses) on sales of available-for-sale securities in the amount of $219,000 and ($0) and $146,000 and ($11,000), respectively.

Investments in FHLB Common Stock

The Company’s investment in the common stock of the FHLB of San Francisco is carried at cost and was $4.9 million and $3.0 million as of December 31, 2012 and 2011, respectively. See Note 10, “Borrowings” for a detailed discussion regarding the Company’s borrowings and the requirements to purchase FHLB common stock.

In January 2008, the FHLB announced that it suspended excess FHLB stock redemptions and dividend payments. Since this announcement, the FHLB has declared and paid cash dividends in 2010, 2011, and 2012, although at rates that were less than those paid in the past, and has repurchased certain amounts of the Company’s excess stock at carrying value. The FHLB has been classified as one of the Company’s primary correspondent banks and is evaluated on a quarterly basis as part of the Company’s evaluation of its correspondent banking relationships under FDIC Regulation F .

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2012 and based on the current financial condition of the FHLB of San Francisco, no impairment losses appear necessary or warranted.

As part of the acquisition of PC Bancorp, the Company acquired $1.9 million of FHLB common stock. The FHLB made common stock redemptions of $187,200 and $587,000 during 2012 and 2011, respectively.

The Company’s investment in FHLB stock is included in other assets on the accompanying balance sheets.

Note 4 – Loans

The following table presents the composition of the loan portfolio as of the dates indicated (dollars in thousands):

	December 31,
	2012	2011
Commercial and Industrial Loans:	$262,637	$185,629
Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	181,844	85,236
Other Nonresidential Properties	246,450	97,730
Construction, Land Development and Other Land	48,528	34,380
1-4 Family Residential Properties	62,037	38,674
Multifamily Residential Properties	31,610	25,974

Total Loans Secured by Real Estate	570,469	281,994

Other Loans:	21,779	21,637

Total Loans	$854,885	$489,260

Loans are made to individuals, as well as commercial and tax exempt entities. Specific loan terms vary as to interest rate, repayment, and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower. Credit risk tends to be geographically concentrated in Southern California where a majority of the Company’s loan customers are located.

The Company’s extension of credit is governed by its credit policies which are established to control the quality of the Company’s loans. These policies are reviewed and approved by the Board of Directors on a regular basis.

Commercial and Industrial Loans: Commercial credit is extended primarily to business owners and middle market customers. Such credits typically comprise working capital loans, loans for financing capital expenditures, asset acquisition loans and other business loans. Loans to closely held businesses will generally be guaranteed in full or for a meaningful amount by the businesses’ major owners. Commercial loans are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors. Minimum standards and underwriting guidelines have been established for all commercial loan types.

Commercial Real Estate Loans: The Company’s goal is to create and maintain a high quality portfolio of commercial real estate loans with customers who meet the quality and relationship profitability objectives of the Company. These loans include owner-occupied nonresidential properties and other nonresidential properties. Owner-occupied nonresidential property loans are subject to underwriting standards and processes similar to commercial and industrial loans. These loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the business. Other nonresidential property loans are also subject to strict underwriting standards and processes. For these loans the Company looks at the underlying cash flows from these properties, which include: the debt service coverage, the cash flow from the existing tenants in the property, the historical vacancy of the property, the financial strength of the tenants, the type and duration of signed leases and the economic viability of the surrounding area. Loan performance of commercial real estate loans may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.

Construction and Land Development Loans: The Company defines construction loans as loans where the loan proceeds are controlled by the Company and used exclusively for the improvement of real estate in which the Company holds a deed of trust. Land development loans are loans on vacant land that may be developed by the owner of the property sometime in the future. Due to the inherent risk in this type of loan, they are subject to other specific underwriting policy guidelines outlined in the Company’s Credit Risk Policy and are monitored closely.

Residential Loans: The Company originates residential real estate loans as either home equity lines of credit or multifamily “apartment loans.” These loans are made to individuals and to business principals with whom the Company maintains either a business lending or deposit relationship. The underwriting standards are typical of home equity products with loan to value and debt service considerations. Multifamily loans are underwritten based on the projected cash flows of the property with consideration of market conditions and values where the property is located.

Other Loans: The Company originates direct to individuals for personal expenditures that the Company maintains either a business lending or deposit relationship with. Also included here are loans to non-depository financial institutions.

Purchased loans: Loans acquired in acquisitions are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan loss. Loans acquired with deteriorated credit quality are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. These loans are accounted for under ASC Subtopic 310-30 “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality.” Evidence of credit quality deterioration as of the purchase date may include factors such as past due and non-accrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the credit loss. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.

Restructured loans: Loans may be restructured in an effort to maximize collections. The Company may use various restructuring techniques, including, but not limited to, deferral of past due interest or principal, redeeming past due taxes, reduction of interest rates, extending maturities and modification of amortization schedules. The Company does not typically forgive principal balances or past due interest prior to pay-off or surrender of the property.

Concentrations

The Company makes commercial, construction, commercial real estate, and consumer home equity loans to customers primarily in Los Angeles, Orange and Ventura Counties. As an abundance of caution, the Company may require commercial real estate collateral on a loan classified as a commercial loan. At December 31, 2012, loans secured by real estate collateral accounted for approximately 66.7% of the loan portfolio. Of these loans, 90.1% are secured by first trust deed liens and 9.9% are secured by second trust deed liens. In addition, 31.9%

are secured by owner-occupied non-residential properties. Loans secured by first trust deeds on commercial real estate generally have an initial loan to value ratio of not more than 75%, except for SBA guaranteed loans which may exceed this level. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable; depending upon the degree of risk in the proposed credit transaction. In addition, 21.8% of total loans have been secured by a UCC filing on the business property of the borrower. Approximately 8.3% of loans are unsecured. The Company’s loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers.

A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economy in the area. The Company’s goal is to continue to maintain a diversified loan portfolio, which requires the loans to be well collateralized and supported by cash flows.

The following table is a breakout of the Company’s gross loans stratified by the industry concentration of the borrower by their respective NAICS code as of the dates indicated (dollars in thousands):

	December 31,
	2012	2011
Real Estate	$312,625	$213,697
Hotel/Lodging	82,483	4,697
Manufacturing	77,203	40,337
Finance	59,791	30,938
Wholesale	54,218	34,452
Construction	55,385	30,629
Professional Services	44,714	35,799
Healthcare	41,857	33,480
Retail	30,302	16,008
Restaurant/Food Service	24,105	6,612
Other Services	23,239	8,871
Administrative Management	19,078	11,973
Transportation	11,431	3,929
Entertainment	8,132	8,811
Other	10,322	9,027

Total	$854,885	$489,260

SBA Loans

As part of the acquisition of PC Bancorp, the Company acquired loans that were originated under the guidelines of the Small Business Administration (“SBA”) program. The total portfolio of the SBA contractual loan balances being serviced by the Company at December 31, 2012 was $108.5 million, of which $74.9 million has been sold. Of the $33.6 million remaining on the Company’s books, $8.7 million is un-guaranteed and $24.9 million is guaranteed by the SBA.

For SBA guaranteed loans, a secondary market exists to purchase the guaranteed portion of these loans with the Company continuing to “service” the entire loan. The secondary market for guaranteed loans is comprised of investors seeking long term assets with yields that adapt to the prevailing interest rates. These investors are typically financial institutions, insurance companies, pension funds, and other types of investors specializing in the acquisition of this product. When a decision to sell the guaranteed portion of an SBA loan is made by the Company, bids are solicited from secondary market investors and the loan is normally sold to the highest bidder.

The Company currently plans to maintain and grow the SBA loan portfolio and is planning on selling some of the guaranteed portion of SBA loans generated during future quarters. The guaranteed portion of the un-sold

SBA loans that were marketable for sale at the acquisition date were recorded at their fair value at July 31, 2012. As a result, selling these loans subsequent to July 31, 2012 would not result in any significant gain from the sale transaction. The Company has decided to portfolio this group of loans at the present time. At December 31, 2012, the Company has no loans it considers as loans held for sale.

All SBA loans originated subsequent to July 31, 2012 could be available for sale to the secondary market and would be subject to the normal income and gain recognition on SBA loan sale transactions.

Allowance for Loan Loss

The allowance for loan loss is a reserve established through a provision for loan losses charged to expense, which represents managements’ best estimate of probable losses that exist within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experiences by type of credit, specific homogeneous risk pools, and specific loss allocations, with adjustments for current events and conditions. During the 4th quarter of 2012, management enhanced its allowance methodology to expand the number of loan segments evaluated for historical losses and utilized peer historical loss data to evaluate potential loss exposure for those loan segments where the Company had no historical losses. There was no change in the quantitative effect on the portfolio segments. In loan segments where the Company has no historical loss experience, the loss experience of the Company’s peer banks, as reflected in the Uniform Bank Peer Report (“UPBR”) has been utilized. The Company’s process for determining the appropriate level of the allowance for loan loss is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual, past due, potential problem and criticized loans. Net charge-offs and recoveries, are also factored into the provision for loan losses. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan loss related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowance for specific loans or loan pools.

The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The following is a summary of activity for the allowance for loan loss for the dates and periods indicated (dollars in thousands):

	December 31,
	2012	2011	2010
Allowance for loan loss at beginning of year	$7,495	$5,860	$4,753
Provision for loan losses	1,768	1,442	2,542
Net (charge-offs) recoveries:
Charge-offs	(687)	(593)	(1,436)
Recoveries	227	786	1

Net (charge-offs) recoveries	(460)	193	(1,435)

Allowance for loan loss at end of year	$8,803	$7,495	$5,860

Net (charge-offs) recoveries to average loans	(0.08)%	0.04%	(0.49)%
Allowance for loan loss to total loans	1.03%	1.53%	1.39%
Allowance for loan loss to total loans accounted for at historical cost, which excludes purchased loans acquired by acquisition	1.54%	1.75%	1.75%

The allowance for losses on unfunded loan commitments to extend credit is primarily related to commercial lines of credit and construction loans. The amount of unfunded loan commitments at December 31, 2012 and 2011 was $295.2 million and $220.9 million, respectively. The inherent risk associated with the loan is evaluated at the same time the credit is extended. However, the allowance held for the commitments is reported in other liabilities within the accompanying balance sheets and not as part of the allowance for loan loss in the above table. The allowance for the loss on unfunded loan commitments to extend credit was $256,000 at December 31, 2012 and $222,000 at December 31, 2011.

The following tables present, by portfolio segment, the changes in the allowance for loan loss and the recorded investment in loans for the dates and periods indicated (dollars in thousands):

Year ended December 31, 2012

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Allowance for loan loss:
Beginning balance	$3,541	$752	$2,911	$291	$7,495
Provision for loan losses	1,399	1,283	(733)	(181)	1,768
Net (charge-offs) recoveries:
Charge-offs	(444)	(0)	(233)	(10)	(687)
Recoveries	76	0	139	12	227

Total net (charge-offs) recoveries	(368)	0	(94)	2	(460)

Ending balance	$4,572	$2,035	$2,084	$112	$8,803

Ending balance: individually evaluated for impairment	$11	$0	$0	$0	$11
Ending balance: collectively evaluated for impairment	$4,552	$2,035	$2,084	$112	$8,783
Ending balance: purchased credit impaired (loans acquired with deteriorated credit quality)	$9	$0	$0	$0	$9
Loans receivable:
Ending balance:	$262,637	$48,528	$521,941	$21,779	$854,885
Ending balance: individually evaluated for impairment	$885	$1,201	$3,498	$0	$5,584
Ending balance: collectively evaluated for impairment	$260,982	$47,327	$512,313	$21,775	$842,397
Ending balance: purchased credit impaired (loans acquired with deteriorated credit quality)	$770	$0	$6,130	$4	$6,904

Year ended December 31, 2011

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Allowance for loan loss:
Beginning balance	$2,301	$329	$3,107	$123	$5,860
Provision for loan losses	936	423	(96)	179	1,442
Net (charge-offs) recoveries:
Charge-offs	(482)	0	(100)	(11)	(593)
Recoveries	786	0	0	0	786

Total net (charge-offs) recoveries	304	0	(100)	(11)	193

Ending balance	$3,541	$752	$2,911	$291	$7,495

Ending balance: individually evaluated for impairment	$12	$0	$0	$0	$12
Ending balance: collectively evaluated for impairment	$3,529	$752	$2,911	$291	$7,483
Loans receivable:
Ending balance:	$185,629	$34,380	$247,614	$21,637	$489,260
Ending balance: individually evaluated for impairment	$738	$1,284	$1,064	$0	$3,086
Ending balance: collectively evaluated for impairment	$184,113	$33,096	$244,257	$21,637	$483,103
Ending balance: purchased credit impaired (loans acquired with deteriorated credit quality)	$778	$0	$2,293	$0	$3,071

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

The following tables present the risk category of loans by class of loans based on the most recent internal loan classification as of the dates indicated (dollars in thousands):

December 31, 2012	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Pass	$250,624	$47,328	$493,768	$21,655	$813,375
Special Mention	4,602	0	5,300	0	9,902
Substandard	7,411	1,200	22,873	119	31,603
Doubtful	0	0	0	5	5

Total	$262,637	$48,528	$521,941	$21,779	$854,885

December 31, 2011	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Pass	$178,410	$28,975	$238,439	$21,450	$467,274
Special Mention	981	4,121	634	0	5,736
Substandard	6,208	1,284	8,541	182	16,215
Doubtful	30	0	0	5	35

Total	$185,629	$34,380	$247,614	$21,637	$489,260

Age Analysis of Past Due and Non-Accrual Loans

The following tables present an aging analysis of the recorded investment in past due and non-accrual loans as of the dates indicated (dollars in thousands):

December 31, 2012	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
Commercial and Industrial	$1,025	$0	0	1,025	$1,583	$260,029	$262,637
Construction, Land Development and Other Land	0	0	0	0	1,200	47,328	48,528
Commercial and Other Real Estate	2,884	0	0	2,884	7,742	511,315	521,941
Other	0	0	0	0	5	21,774	21,779

Total	$3,909	$0	$0	$3,909	$10,530	$840,446	$854,885

December 31, 2011	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
Commercial and Industrial	$0	$50	0	50	$1,508	$184,071	$185,629
Construction, Land Development and Other Land	0	0	0	0	1,284	33,096	34,380
Commercial and Other Real Estate	0	0	0	0	3,358	244,256	247,614
Other	3	3	0	6	0	21,631	21,637

Total	$3	$53	$0	$56	$6,150	$483,054	$489,260

Included in the non-accrual column above are purchased credit impaired loans of $4.9 million and $3.1 million as of December 31, 2012 and 2011, respectively. As of December 31, 2012, the current column includes $2.0 million of purchased credit impaired loans that have been returned to accrual status. These loans were restructured as troubled debt, and are now performing in compliance with their restructured agreements. There were no accruing purchased credit impaired loans as of December 31, 2011.

Impaired Loans

Impaired loans are evaluated by comparing the fair value of the collateral, if the loan is collateral dependent, and the present value of the expected future cash flows discounted at the loan’s effective interest rate, if the loan is not collateral dependent. There were no loans greater than 90 days past due and still accruing interest at December 31, 2012 or December 31, 2011.

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table below as impaired loans “with no specific allowance recorded.” The valuation allowance disclosed below is included in the allowance for loan loss reported in the consolidated balance sheets as of December 31, 2012 and December 31, 2011.

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable for the dates and periods indicated (dollars in thousands). This table excludes purchased credit impaired loans (loans acquired in acquisitions with deteriorated credit quality) of $6.9 million and $3.1 million at December 31, 2012 and 2011 respectively.

Year ended December 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and Industrial	$677	$1,490	$0	$646	$0
Construction, Land Development and Other Land	1,201	2,791	0	1,235	0
Commercial and Other Real Estate	3,498	4,331	0	1,252	0
With an allowance recorded:
Commercial and Industrial	208	463	11	175	0
Commercial and Other Real Estate	0	0	0	531	0
Total
Commercial and Industrial	885	1,953	11	821
Construction, Land Development and Other Land	1,201	2,791	0	1,235	0
Commercial and Other Real Estate	3,498	4,331	0	1,783	0

Total	$5,584	$9,075	$11	$3,839	$0

Year ended December 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and Industrial	$538	$1,332	$0	$576	$0
Construction, Land Development and Other Land	1,284	2,791	0	2,439	0
Commercial and Other Real Estate	1,064	1,064	0	89	0
With an allowance recorded:
Commercial and Industrial	200	455	12	389	0
Total
Commercial and Industrial	738	1,787	0	965	0
Construction, Land Development and Other Land	1,284	2,791	0	2,439	0
Commercial and Other Real Estate	1,064	1,064	0	89	0

Total	$3,086	$5,642	$12	$3,493	$0

The following is a summary of additional information pertaining to impaired loans for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2012	2011
Average recorded investment in impaired loans	$3,839	$3,493
Interest foregone on impaired loans	$308	$265
Cash collections applied to reduce principal balance	$111	$482
Interest income recognized on cash collections	$0	$0

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

The following tables include the recorded investment and unpaid principal balances for troubled debt restructured loans for the dates and periods indicated (dollars in thousands). This table includes two TDR loans that were purchased credit impaired. As of December 31, 2012, these loans had a recorded investment of $2.0 million and unpaid principal balances of $2.2 million. Both of these loans are now performing in compliance with their restructured agreements, and have been returned back to accrual status.

Year ended December 31, 2012	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Commercial and Industrial	$314	$626	$5
Construction, Land Development and Other Land	1,200	2,791	0
Commercial and Other Real Estate	4,193	4,874	32

Total	$5,707	$8,291	$37

Year ended December 31, 2011	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Commercial and Industrial	$312	$623	$0
Construction, Land Development and Other Land	1,284	2,791	0
Commercial and Other Real Estate	2,005	2,106	0

Total	$3,601	$5,520	$0

The following table shows the pre- and post-modification recorded investment in troubled debt restructured loans by type of modification and loan segment that have occurred for the period indicated (dollars in thousands):

	Year Ended December 31, 2012
	Number of Loans	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Reduced Interest Rate and Lengthened Amortization:
Commercial and Industrial	1	$60	$60
Commercial and Other Real Estate	1	2,306	2,306

Total	2	$2,366	$2,366

Loans are restructured in an effort to maximize collections. There was no financial impact for specific reserves or from charge-offs for the modified loans included in the table above. Impairment analyses are performed on the Company’s troubled debt restructured loans in conjunction with the normal allowance for loan loss process. The Company’s troubled debt restructured loans are analyzed to ensure adequate cash flow or collateral supports the outstanding loan balance.

There have been no payment defaults in 2012 subsequent to modification on troubled debt restructured loans that have been modified within the last twelve months.

The following table reflects the accretable net discount for loans acquired through acquisition accounted for under ASC 310, “Receivables”, for the periods indicated (dollars in thousands):

	Year ended December 31,
	2012	2011
Balance, beginning of year	$2,585	$3,721
Accretion, included in interest income	(2,785)	(846)
Additions, due to acquisition	12,315	0
Removal with sale of associated loan	284	0
Transfer with loans placed on non-accrual, net	(30)	(290)

Balance, end of year	$12,369	$2,585

The accretable net discount above will be amortized to loan interest income based on the effective yield method over the remaining life of the loans.

Purchased Credit Impaired Loans

The following table presents the fair value of loans pursuant to accounting standards for purchased credit impaired (“PCI”) and other purchased loans as of the PC Bancorp acquisition date (dollars in thousands):

	July 31, 2012
	Purchased credit impaired loans	Other purchased loans	Total
Contractually required payments	$9,010	$283,518	$292,528
Less: non-accretable difference	(2,219)	0	(2,219)

Cash flows expected to be collected (undiscounted)	6,791	283,518	290,309
Accretable yield	0	(12,315)	(12,315)

Fair value of purchased loans	$6,791	$271,203	$277,994

When the timing and/or amounts of expected cash flows on such loans are not reasonably estimable, no interest is accreted and the loan is reported as a non-accrual loan; otherwise, if the timing and amounts of expected cash flows for purchased credit-impaired loans are reasonably estimable, then interest is accreted and the loans are reported as accruing loans.

The non-accretable difference represents the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows, and also reflects the estimated credit losses in the acquired loan portfolio at the acquisition date and can fluctuate due to changes in expected cash flows during the life of the PCI loans.

The following table reflects the outstanding balance and related carrying value of PCI loans as of the dates indicated (dollars in thousands):

	December 31, 2012		December 31, 2011
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and Industrial	$1,221	$770	$1,017	$778
Commercial and Other Real Estate	9,424	6,130	2,869	2,293
Other	73	4	0	0

	$10,718	$6,904	$3,886	$3,071

The following table reflects the activities in the accretable yield for PCI loans for the period indicated (dollars in thousands):

Year ended December 31, 2012
Balance, beginning of year	$0
Reclassifications from non-accretable yield	9

Balance, end of year	$9

Note 5 – Goodwill and Core Deposit Intangibles (“CDI”)

During the year ended December 31, 2012 the Company had $6.1 million in additions to Goodwill related to the acquisition of PC Bancorp. See Note 2 – Business Combinations.

The weighted average amortization period remaining for our core deposit intangibles is 8.1 years. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $309,000, $266,000, $246,000, $234,000 and $227,000. The following table presents the changes in the gross amounts of core deposit intangibles and the related accumulated amortization for the dates and periods indicated (dollars in thousands):

	Year ended December 31,
	2012		2011		2010
Gross amount of CDI:	$		$		$
Balance, beginning of year		1,098		1,098		0
Additions due to acquisitions		1,005		0		1,098

Balance, end of year		2,103		1,098		1,098

Accumulated Amortization:
Balance, beginning of year		(137)		(0)		(0)
Amortization		(219)		(137)		(0)

Balance, end of year		(356)		(137)		(0)

Net CDI, end of year		$1,747		$961		$1,098

Note 6 – Investment in California Organized Investment Network “COIN”

The Company made an investment in a $1.0 million, 60 month term, 0% interest rate deposit with Clearinghouse CDFI “Clearinghouse” that qualified the Company for a $200,000 Qualified Investment Tax Credit during 2009. This investment also qualified as a Community Redevelopment Act “CRA” Investment under CRA investment guidelines. Clearinghouse is a certified Community Development Financial Institution “CDFI” as defined and recognized by the United States Department of Treasury and as defined and recognized by the California Organized Investment Network (COIN) within the California Department of Insurance. Based on the above certifications, this investment qualified for a 20% or $200,000 State of California income tax credit in the year made. If the Company were to redeem this deposit prior to its contractual and stated maturity date, the Company would lose the benefit of the tax credit taken in prior years. The investment, to qualify for this specific tax credit, must be for a minimum term of sixty months. In addition, the tax credit is required to be applied during the year in which the investment was made. The deposit matures on December 23, 2014, is not insured by the FDIC, and is included in other assets on the balance sheet of the Company. The Company’s intentions are to hold this investment to its contractual maturity date. This investment was also made to meet the CRA investments goals established by the Company to meet CRA guidelines.

Note 7 – Premises and Equipment and Lease Commitments

Premises and equipment are stated at cost less accumulated depreciation and amortization. The following major classifications of premises and equipment are summarized as follows as of the dates indicated (dollars in thousands):

	December 31,
	2012	2011
Furniture and equipment	$6,989	$5,200
Leasehold improvements	4,747	3,846

Total	11,736	9,046
Less: Accumulated depreciation and amortization	(8,314)	(5,696)

Total	$3,422	$3,350

Total depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $1,022,000, $1,006,000, and $804,000, respectively.

The following is a schedule of future minimum lease payments for operating leases for office and branch space based upon obligations at December 31, 2012 (dollars in thousands):

Year	Amount
2013	$2,549
2014	1,521
2015	1,474
2016	1,311
2017	1,212
Thereafter	2,292

Total	$10,359

Total rental expense on facilities for the years ended December 31, 2012, 2011 and 2010 was $1,764,000, $1,445,000, and $906,000, respectively.

Note 8 – Deposits

At December 31, 2012, 49 customers maintained balances (aggregating all related accounts, including multiple business entities and personal funds of business principals) in excess of $4 million. The aggregate amount of such deposits amounted to $476.3 million or approximately 44% of the Company’s total customer deposit base. The depositors are not concentrated in any industry or business.

At December 31, 2012, $75.8 million out of total time deposits of $81.3 million mature within one year.

As of December 31, 2012 and 2011, the Company had certificates of deposit with balances $100,000 or more of $76.4 and $63.2 million, respectively.

CDARS® Reciprocal Time Deposits

The Company participates and is a member of the Certificate of Deposit Account Registry Service (CDARS®) deposit product program. Through CDARS®, the Company may accept deposits in excess of the FDIC insured maximum from a depositor and place the deposits through a network to other CDARS® member banks in increments of less than the FDIC insured maximum to provide the depositor full FDIC insurance coverage. Where the Company receives an equal dollar amount of deposits from other CDARS® member banks in exchange for the deposits the Company places into the network, the Company records these as CDARS® reciprocal deposits. At December 31, 2012 and 2011, CDARS® reciprocal deposits totaled $14.0 million and $18.2 million, respectively.

Note 9 – Bank Owned Life Insurance and Supplemental Executive Retirement Plans

Bank Owned Life Insurance

At December 31, 2012 and 2011 the Company had $20.6 million and $2.7 million, respectively of Bank-Owned Life Insurance (BOLI). The increase in the Company’s balances by $17.9 million was the result of $14.0 million in new BOLI insurance premiums paid on new policies, $3.7 million acquired from the acquisition of PC Bancorp, and $267,000 from the increase in the cash surrender values on the policies during 2012. The Company recorded non-interest income associated with the BOLI policies of $267,000, $105,000 and $0, for the years ending December 31, 2012, 2011 and 2010, respectively. BOLI involves the purchasing of life insurance by the Company on a selected group of employees where the Company is the owner and beneficiary of the policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash surrender value of these policies, as well as a portion of the insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. During the third and fourth quarters of 2012, the Company purchased $8 million and $6.0 million respectively of BOLI policies. The balance of $2.6 million at December 31, 2011 was the result of BOLI policies acquired from California Oaks State Bank at the end of 2010. At December 31, 2012 the $20.6 million was allocated between five individual insurance companies, with balances ranging from 40.3% to 1.5% of the Company’s outstanding BOLI balances. On an annual basis, the Company reviews the financial stability and ratings of all the individual insurance companies to ensure they are adequately capitalized, and that there is minimal risk to the BOLI assets.

Supplemental Executive and Director Retirement Plans

The Company has adopted a non-qualified supplemental executive retirement plan (“SERP”) for certain executives of the Company in 2012. The SERP provides the designated executives with retirement benefits. Pre-retirement survivor benefits are provided for designated beneficiaries of participants who do not survive until retirement in an amount equal to the lump sum actuarial equivalent of the participant’s accrued benefit under the SERP. The SERP is considered an unfunded plan for tax and ERISA purposes. All obligations arising under the SERP are payable from the general assets of the Company. At December 31, 2012 the SERP plan had an accrued liability of $143,000.

The Company acquired, as a result of its acquisition of PC Bancorp, a Supplemental Employee Salary Continuation Plan, a Deferred Director Fee Plan, and a Split Dollar Employee Insurance Plan for certain executive officers and one Director of PC Bancorp as a result of the merger. At December 31, 2012, the accrued liability of the PC Bancorp Supplemental Employee Salary Plan was $1.6 million, the accrued liability of the Deferred Director Fee Plan was $321,000, and the accrued Split Dollar Insurance Plan was $1.0 million. The $14 million of BOLI purchased in the last half of 2012 and the newly adopted SERP for certain executives of the Company were executed by the Company with an effective implementation date of October 1, 2012.

The Company recorded a total of $217,000 in deferred salary compensation expense in 2012 related to all of the deferred compensation plans listed above. The Company had no deferred salary compensation expense in 2011. The Company recorded split dollar life insurance expense of $47,000 and $3,000 in 2012 and 2011 respectively, related to the split dollar policies discussed above.

Note 10 – Borrowings and Subordinated Debentures

Securities Sold Under Agreements to Repurchase

The Company enters into certain transactions, the legal form of which are sales of securities under agreements to repurchase (“Repos”) at a later date at a set price. Securities sold under agreements to repurchase generally mature within one day to 180 days from the issue date.

As discussed in “Note 6 – Investment Securities”, the Company has pledged certain investments as collateral for these agreements. Securities with a fair market value of $23.3 million and $26.8 million were pledged to secure the Repos at December 31, 2012 and December 31, 2011, respectively. The Company segregates both the principal and accrued interest on these securities with the Company’s third party safekeeping custodians. All principal and interest payments on the investment securities that are pledged as collateral on the Repo program are received directly by the safekeeping custodian.

The tables below describe the terms and maturity of the Company’s securities sold under agreements to repurchase as of the dates indicated (dollars in thousands):

	December 31, 2012
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
November 5, 2012	$1,020	0.15%	91 days	February 4, 2013
December 31, 2012	21,837	0.10% – 0.40%	1 day	January 2, 2013

Total	$22,857	0.29%

	December 31, 2011
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
November 7, 2011	$1,125	0.25%	91 days	February 6, 2012
December 31, 2011	25,062	0.10% – 0.50%	3 days	January 3, 2012

Total	$26,187	0.33%

Federal Home Loan Bank Borrowings

The Company maintains a credit facility with the Federal Home Loan Bank of San Francisco “FHLB”, allowing the Company to borrow on a secured basis on an overnight and term basis. The Company’s credit facility with the FHLB is approximately 25% of the Bank’s total assets based on the last filed call report the FHLB has on file. The Company’s total credit facility with the FHLB at December 31, 2012 was approximately $316.1 million. To support this credit facility the Company has pledged approximately $513.9 million in loans which would support borrowings of $226.9 million. The Company has no investment securities pledged with the FHLB to support this credit facility. In addition, the Company must maintain an investment in the Capital Stock of the FHLB.

The Company had no outstanding advances (borrowings) with the FHLB as of December 31, 2012 or December 31, 2011. The Company had $5.5 million in advances at December 31, 2010 that was acquired from the COSB merger, that were liquidated during the first quarter of 2011, with $2.5 million maturing and $3.0 million being paid off early in January 2011. The Company incurred a prepayment penalty of $45,000 on the $3.0 million early pay-off. The prepayment penalty was recorded as part of the fair value adjustment on the COSB merger, and thus no prepayment penalty was recorded in 2011.

Interest on FHLB advances are generally paid monthly, quarterly or semi-annually depending on the terms of the advance, with principal and any accrued interest due at maturity. Total interest expense on FHLB advances was $5,000, and $316,000 for years ended December 31, 2011 and 2010, respectively, reflecting average annualized interest rates of 2.60%, and 4.58%, respectively. The Company had no FHLB borrowings during 2012.

The Company is required to purchase FHLB common stock to support its FHLB advances. At December 31, 2012 and 2011, the Company had $4.9 million and $3.0 million of FHLB common stock, respectively. The increase in the capital stock of the FHLB during the year was a result of the acquisition of Premier Commercial Bank. The Company acquired $1.9 million of FHLB capital stock from the acquisition. The current value of the FHLB common stock of $4.9 million would support FHLB advances up to $104.2 million. Any advances from the FHLB in excess of $104.2 million would require additional purchases of FHLB common stock.

The FHLB has historically repurchased all of its excess capital from each bank where the level of capital is in excess of that bank’s current average borrowings. The annual program whereby the FHLB would analyze each member bank’s capital requirement, and return each bank’s excess capital above a certain minimum not needed for current borrowings was suspended by the FHLB in 2008. The FHLB began a partial resumption of its capital repurchase program in 2010 and has continued this partial repurchase program through 2012. The FHLB has repurchased $187,000 and $587,000 of the Company’s investment in FHLB capital stock during 2012 and 2011, respectively.

The FHLB has paid or declared dividends on its capital stock for all four quarters of the years ending December 31, 2012, 2011 and 2010.

Subordinated Debentures

The following table summarizes the terms of each issuance of subordinated debentures outstanding as of December 31, 2012:

Series	Amount (in thousands)	Issuance Date	Maturity Date	Rate Index	Current Rate	Next Reset Date
Trust I	$6,186	12/10/04	03/15/35	3 month LIBOR + 2.05%	2.358%	3/15/13
Trust II	3,093	12/23/05	03/15/36	3 month LIBOR + 1.75%	2.058%	3/14/13
Trust III	3,093	06/30/06	09/15/36	3 month LIBOR + 1.85%	2.158%	3/14/13

Subtotal	12,372
Fair value adjustment	(3,203)

Total	$9,169

The Company had an aggregate outstanding balance of $12.4 million in subordinated debentures at December 31, 2012. These subordinated debentures were acquired as part of the PC Bancorp merger and were issued to trusts originally established by PC Bancorp, which in turn issued trust preferred securities.

As a result of the merger the Company recorded a fair value adjustment related to the subordinated debentures of $3.3 million. During the period from August 1, 2012 to December 31, 2012 the Company recorded $94,400 in amortization expense related to the fair value adjustment. At December 31, 2012 the Company is estimating a remaining life of approximately 14.5 years on the subordinated debentures and is amortizing the fair value adjustment based on this estimated average remaining life. The Company is projecting annual amortization expense of approximately $226,600 related to the fair value adjustment on the subordinated debentures. If these subordinated debentures lose their capital status, as discussed below as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Company will need to reevaluate the remaining useful life of these subordinated debentures, and possibly adjust its estimate on the remaining life, which would impact the amortization period used to amortize the remaining fair value adjustment.

These subordinated debentures were issued in three separate series. Each issuance had a maturity of 30 years from their approximate date of issue. Currently all of the subordinated debentures as listed in the above table are variable rate instruments. Trust I and Trust II are currently callable at par with no prepayment penalties. Trust III has a prepayment penalty equal to 100.501% of the outstanding principal through September 15, 2013. After this date, Trust III would be callable at par with no prepayment penalties. The interest rate on Trust II had a fixed rate of interest at 6.64% from its initial issue date through December 15, 2012, at which point it reset to a floating rate at the 3 month LIBOR rate plus 1.75%. All three subordinated debentures had their interest rates reset in December of 2012 and are set to reprice again in March of 2013 at the current 3 month LIBOR plus their index, and will continue to reprice quarterly through their remaining maturity date.

The Company currently includes in Tier 1 capital, an amount of subordinated debentures equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity less goodwill, core deposit intangibles and a portion of the SBA servicing assets. The Company’s existing subordinated debentures were grandfathered as Tier 1 capital under the Dodd-Frank Wall Street Reform and Consumer Protection Act. However, in June of 2012, the U.S. federal banking agencies issued three notices of proposed rulemaking (“NPR’s”) that would revise and replace current regulatory capital requirements to make them consistent with the Basel III Capital Standards established by the Basel Committee on Banking Supervision and certain provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act. Under the Basel III NPR, the Company’s existing subordinated debentures would be phased out of Tier 1 capital over a period of 10 years, until they are fully-phased out on January 1, 2022. The suggested implementation date for the NPR’s was to be January 1, 2013. However, in November of 2012, the U.S. federal banking agencies announced that the January 1, 2013 implementation date has been delayed due to the volume and number of comments received. These NPRs are subject to final rulemaking by the FRB and their provisions may change before implementation. The Company continues to monitor the development and impact of these proposals.

Interest payments made by the Company on subordinated debentures are considered dividend payments under FRB regulations. Notification to the FRB is required prior to the Company declaring and paying a dividend during any period in which the Company’s quarterly net earnings are insufficient to fund the dividend amount. This notification requirement is included in regulatory guidance regarding safety and soundness surrounding capital and includes other non-financial measures such as asset quality, financial condition, capital adequacy, liquidity, future earnings projections, capital planning and credit concentrations. Should the FRB object to our dividend payments, we would be precluded from paying interest on our subordinated debentures after giving notice within 15 days before the payment date. Payments would not commence until approval is received or we no longer need to provide notice under applicable guidance. The Company has the right, assuming no default has occurred, to defer payments of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters.

Short-term Borrowings

Details regarding the Company’s short-term borrowings for the dates and periods indicated are reflected in the table below (dollars in thousands):

	Year ended December 31,
	2012			2011
	Balance	Average Balance	Weighted Average Rate	Balance	Average Balance	Weighted Average Rate
Securities sold under agreements to repurchase	$22,857	$26,027	0.35%	$26,187	$27,083	0.37%
Short-term Federal Home Loan Bank advances	$0	$0	0.00%	$0	$192	2.60%

The maximum amount of short-term borrowings outstanding at any month-end was $32.5 million and $37.5 million in 2012 and 2011, respectively.

Note 11 – Stock Options and Restricted Stock

Equity Compensation Plans

The Company’s 2007 Equity and Incentive Plan, “2007 Equity Plan,” was adopted by the Company’s Board of Directors in 2007 and replaced two prior equity compensation plans, as discussed below. The 2007 Equity Plan provides for significant flexibility in determining the types and terms of awards that may be made to participants. The 2007 Equity Plan was revised and approved by the Company’s shareholders in 2011 and adopted by the Company as part of the Bank holding company reorganization. This plan is designed to promote the interest of the Company in aiding the Company to attract and retain employees, officers and non-employee directors who may be expected to contribute to the future success of the organization. The 2007 Equity Plan is intended to provide participants with incentives to maximize their efforts on behalf of the Company through stock-based awards that provide an opportunity for stock ownership. This plan provides the Company with a flexible equity incentive compensation program, which allows the Company to grant stock options, restricted stock, restricted stock awards units and performance units. Certain options and share awards provide for accelerated vesting, if there is a change in control, as defined in the Plans.

Upon the adoption of the 2007 Equity Plan, the Company concurrently terminated both its earlier 2005 equity compensation plans. All the remaining unissued shares of common stock under both 2005 equity compensation plans were rolled into the 2007 Equity Plan. No further shares were issued under these older plans. All option shares issued under the existing plans remain in force until the shares are either exercised, mature or are cancelled.

A total of 490,547 shares were originally authorized and reserved for issuance under the 2007 Equity Plan, which included 81,844 shares of unissued shares of common stock remaining under the 2005 plans. During 2011, based on the approved revisions to the 2007 Equity Plan, an additional 1,000,000 shares were authorized for issuance, which has resulted in 1,490,547 of authorized shares available for issuance under the plan. This increase was approved at the Company’s October 20, 2011 Annual Shareholders’ meeting.

Under the 2007 Equity Plan at December 31, 2012, there are a total of 1,490,547 shares authorized, with 601,133 shares issued out of the plan, and 41,625 shares reissued, leaving 931,638 available to be issued. Of the 601,133 shares issued, 435,050 shares were issued as restricted stock and 166,083 shares were issued as stock options. The 41,625 shares represent both stock options that have expired and not been exercised and unvested restricted stock that has been cancelled. In addition, there are 290,550 unvested restricted stock share grants outstanding at December 31, 2012. During 2012 and 2011, the Company granted and issued 117,300 shares and 121,000 shares of restricted stock grants, respectively. During the years ended December 31, 2012, 2011 and 2010, 74,900, 40,525 and 14,350 restricted stock shares vested, respectively.

All options granted under the current 2007 Equity Plan, the terminated Non-Qualified Stock Option Plan and the terminated Employee Stock Option Plan, have been issued with the exercise prices of the options at the fair market value of the underlying shares at the date of grant.

The Company’s Board of Directors approved the establishment of the initial but now terminated 2005 Non-Qualified Stock Option Plan (“Non-Qualified Stock Option Plan”) for the Company’s founders and non-employee directors, and the establishment of the initial and now terminated 2005 Stock Option Plan (“Employee Stock Option Plan”) for the Company’s executive officers and employees at the time the Company opened in 2005. The Company’s Shareholders approved the incentive tax aspects of the Employee Stock Option Plan during 2006.

All non-qualified stock options that were issued by the Company under the original Non-Qualified Stock Option Plan expired within six years for the Company’s directors and five years for the Company’s founders. All option shares issued under the Non-Qualified Option plan for founders expired in 2010 and for directors expired in 2011. The Company accounted for options under this plan under (ASC 718, Compensation-Stock Compensation).

The original option plans provided for the issuance of up to 1,050,000 shares of the Company’s common stock upon exercise of non-qualified and incentive stock options. These plans provided that each option must have an exercise price not less than the fair market value of the stock at the date of grant and a term not to exceed ten years. All options granted under these plans required continuous service and vested in various increments of between 25% and 33% per year. All stock options issued under the original 2005 Employee Plan remain outstanding with no changes in their vesting, maturity or rights under the plan. All remaining outstanding options under these plans are fully vested.

Under the terminated 2005 Employee Stock Option Plan there were 700,000 option shares initially authorized. When the plan was terminated in 2007, there were 646,813 option shares issued and 25,844 option shares transferred to the 2007 Equity Plan.

Under the terminated 2005 Non-Qualified Stock Option Plan, there were 350,000 option shares initially authorized. When the plan was terminated in 2007 there were 288,667 option shares issued, and 56,000 option shares transferred to the 2007 Equity Plan. All of the options granted in 2005 to the Company’s founders expired in May of 2010, and all director stock options issued under this plan expired in May of 2011. During 2011, all of the remaining option shares outstanding of 114,488 shares were either exercised or cancelled prior to their expiration. There have been no outstanding options under this plan since May of 2011.

During 2012, the Company had a combined federal and state tax deficiency of $57,000, related to the vesting of restricted stock during 2012, of which $53,000 was recorded as additional tax expense and $4,000 was recorded to additional paid in capital “APIC”. There were no tax benefits or deficiencies related to the exercise or cancellation of stock options during 2012.

During 2011, the Company had combined federal and state excess tax benefit of $4,000 that was recorded to additional paid in capital “APIC” during 2011. This included excess tax benefits resulting from the exercise of non-qualified stock options, associated with the Company’s outside directors of approximately $38,900. In addition, the Company had additional tax benefits of approximately $12,300 associated with the vesting of restricted stock. The Company had a tax deficiency of $45,900 resulting primarily from the cancellation of non-qualified director stock options that went unexercised from a Company’s director who terminated his directorship during 2011.

At December 31, 2012, future compensation expense related to non-vested stock option and restricted stock grants aggregated to the amounts reflected in the table below (dollars in thousands):

Future Stock Based Compensation Expense	Stock Options	Restricted Stock	Total
2013	$26	$1,003	$1,029
2014	11	494	505
2015	2	168	170
2016	0	50	50
Thereafter	0	0	0

Total	$39	$1,715	$1,754

The estimated fair value of both incentive stock options and non-qualified stock options granted in prior years, have been calculated using the Black-Scholes option pricing model. There have been no incentive stock options and no non-qualified stock options issued in either 2011 or 2012. The following is the listing of the input variables and the assumptions utilized by the Company for each parameter used in the Black-Scholes option pricing model in prior years:

Risk-free Rate – The risk-free rate for periods within the contractual life of the option have been based on the U.S. Treasury rate that matures on the expected assigned life of the option at the date of the grant.

Expected Life of Options – The expected life of options have either been calculated using a formula from the Securities and Exchange Commission “SEC” for companies that do not have sufficient historical data to calculate the expected life, or from the estimated life of options granted by the Company. The formula from the SEC calculation of expected life is specifically based on the following: the expected life of the option is equal to the average of the contractual life and the vesting period of each option.

Expected Volatility – Beginning in 2009, the expected volatility has been based on the historical volatility for the Company’s shares.

Dividend Yield – The dividend yield has been based on historical experience and expected future changes on dividend payouts. The Company has not declared or paid dividends in the past and does not expect to declare or pay dividends on its common stock within the foreseeable future.

The weighted average grant date fair value and assumptions used in estimating the fair value of stock options granted in 2010 are listed in the table below. No stock options were granted in 2011 or 2012.

Stock Options issued during the year ending December 31, 2010
Risk-free rate	2.42%
Expected volatility	36.1%
Dividend yield	0.0%
Expected life of options	5.0 years
Weighted average fair value per share	$4.34

The following table summarizes the stock option activity under the plans for the year ended December 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock options at December 31, 2011	734,896	$12.44	3.8	$154
Granted	0	0
Exercised	(0)	0
Forfeited	0	0
Expired	(0)	0

Outstanding stock options at December 31, 2012	734,896	$12.44	2.8	$966

Exercisable options at December 31, 2012	691,796	$12.56	2.7	$899
Unvested options at December 31, 2012	43,100	$10.49	3.2	$67
Outstanding, vested and expected to vest at December 31, 2012	734,896	$12.44	2.8	$966

The Company recorded stock option expense of $54,000, $107,000 and $198,000, for the years ended December 31, 2012, 2011 and 2010, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2011 and 2010 was $284,000 and $264,000, respectively. No options were exercised in 2012.

The weighted-average grant-date fair value per share in the table below is calculated by taking the number of shares of restricted stock issued divided by the total aggregate cost of the restricted shares issued. The aggregate cost of the restricted stock was calculated by multiplying the number of shares granted at each of the grant dates by the closing stock price of the Company’s common stock on the date of the grant. The following table summarizes the restricted stock activity under the 2007 Equity Plan for the year ended December 31, 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Unvested, at December 31, 2011	255,150	$12.13
Granted	117,300	11.70
Vested	(74,900)	12.10
Cancelled and forfeited	(7,000)	10.93

Unvested, at December 31, 2012	290,550	$11.99

Compensation expense of $1,066,000, $1,361,000, and $661,000 was recorded related to the above restricted stock grants for the years ended December 31, 2012, 2011 and 2010, respectively. Restricted stock awards are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed. The aggregate fair value at December 31, 2012 of the 74,900 shares of restricted stock that vested in 2012 was $877,000.

Note 12 – Defined Contribution Plan 401(k)

The Company has a contributory 401(k) defined contribution plan covering substantially all employees. The plan allows eligible employees to contribute a portion of their income to a trust on a tax-favored basis and to invest their deferred income tax free until retirement. Participants are 100% vested in their own deferrals. For 2012, 2011, and 2010, the Company elected to make “safe harbor” or Guaranteed Company Contribution of 3% of salary to all employees. Safe harbor contributions are immediately vested. The decision to make a Guaranteed Company Contribution is made by the Company on an annual basis. The Company may also make discretionary “Profit Sharing Contributions.” Discretionary contributions will vest 20% each year of employment, beginning on the first anniversary of employment. The Company’s expense relating to the contributions made to the 401(k) plan for the benefit of its employees was $383,000, $325,000 and $223,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 13 – Income Taxes

The Company’s income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis plus California net operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be realized, recovered and or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The future realization of any of the Company’s deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carry back or carry forward periods available under the tax law. Based on historical and future expected taxable earnings and available strategies, the Company considers the future realization of these deferred tax assets more likely than not.

The tax effects from an uncertain tax position are recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. The Company believes that there are no material uncertain tax positions at December 31, 2012, 2011 and 2010. Interest and penalties related to uncertain tax positions are recorded as part of other operating expense.

Due to the acquisition of PC Bancorp, the composition of the Company’s deferred tax assets have changed. The following table reflects the changes in the composition and nature of the Company’s deferred tax assets at December 31, 2012 from December 31, 2011. The Company’s statutory federal tax rate of 34.0% coupled with a statutory state tax rate of 10.84%, results in a combined statutory rate of approximately 41.15% which compares with the Company’s effective combined federal and state tax rate of 49.09% for the twelve months ended December 31, 2012. The higher effective tax rate is due primarily to the non-tax-deductibility of legal and professional costs associated with the merger consummated with PC Bancorp after the close of business on July 31, 2012, in addition to other non tax deductible entertainment costs. For the twelve months ended December 31, 2012, the most significant non-tax deductible costs included merger legal and accounting costs of $390,000, a portion of merger investment banking fees of $243,000 and other merger costs of $251,000.

Income tax expense (benefit) consists of the following:

(Dollars in thousands)	For Years Ended December 31,
	2012	2011	2010
Current provision (benefit)
Federal	$2,497	$748	$(254)
State	265	337	(80)

Total current provision (benefit)	2,762	1,085	(334)
Deferred provision (benefit)
Federal	(917)	213	(589)
State	(180)	(151)	(220)

Total deferred provision (benefit)	(1,097)	62	(809)

Total current and deferred provision (benefit)	$1,665	$1,147	$(1,143)

The following is a summary of the components of the deferred tax asset recognized in the accompanying balance sheets as of the dates indicated (dollars in thousands):

	December 31,
	2012	2011
Deferred Tax Assets
Federal tax operating loss carry-forward	$520	$732
State tax operating loss carry-forward	293	486
Allowance for loan loss	3,656	3,322
Purchase accounting and loan fair value adjustments	8,763	1,418
Impairment charge on securities available-for-sale	391	436
Accruals and other liabilities	2,389	506
Stock compensation and deferred compensation costs	2,869	1,403
Start up, organizational and other costs	287	361

Total deferred tax assets	19,168	8,664

Deferred Tax Liabilities
Net unrealized gain on securities available-for-sale	(975)	(645)
State tax liability	(1,288)	(568)
Fair value premium on subordinated debentures	(1,436)	0
Deposit Premiums	(747)	(431)
Prepaid expense and other	(754)	(486)

Total deferred tax liabilities	(5,200)	(2,130)

Valuation allowance	(150)	(300)

Net deferred tax assets	$13,818	$6,234

Incorporated in the above deferred tax asset and liability table are deferred tax assets and deferred tax liabilities associated with the acquisition of both PC Bancorp and California Oaks State Bank (“COSB”), including existing deferred tax assets and liabilities, as well as deferred tax assets and liabilities relating to the PC Bancorp and COSB fair value purchase adjustments. The largest component of the combined net federal and state deferred state tax assets relates to the purchase accounting adjustment related to the PC Bancorp and COSB loans. The amount was $8.8 million at December 31, 2012 and was $1.4 million at December 31, 2011.

Due to the uncertainty surrounding the ability to fully utilize California net operating losses, a valuation allowance has been established. This valuation allowance is to offset a portion of the tax benefit associated with the state net operating loss carry-forward acquired from the COSB acquisition. This valuation allowance was $300,000 at December 31, 2011 and has been decreased to $150,000 at December 31, 2012. At December 31, 2012, the Company believes it is more likely than not that it will realize the remaining deferred tax assets in future periods based upon the Company’s expectations of positive earnings in future years.

The Company has federal net operating loss carry-forwards attributable to the COSB acquisition of $1.5 million and $2.2 million at December 31, 2012 and 2011, respectively. The Company was able to utilize $624,000 of its federal net operating loss carry-forward during 2012. The Company has state net operating loss carry-forwards attributable to prior year operations and the COSB acquisition of $1.4 million and $4.4 million at December 31, 2012 and 2011, respectively. The Company was able to utilize $3.0 million of state net operating loss carry-forwards in 2012. The remaining net operating losses expire in years beginning in 2029 through 2031. The COSB net federal operating losses are subject an annual limitation of $624,000 due to the ownership change on December 31, 2010.

The Company also has tax credit carry-forwards in the amount of $34,000 at December 31, 2012. The Company had a net tax deficiency related to the vesting of its restricted stock in 2012. The total tax deficiency associated with the vested restricted stock was $57,000 of which $4,000 was recorded to APIC and $39,000 federal and $14,000 state was recorded as additional tax expense in 2012.

The following table presents a reconciliation of the statutory income tax rate to the consolidated effective income tax rate for each of the periods indicated (dollars in thousands):

	For Years Ended December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
Federal income tax expense (benefit) at statutory rate	$1,187	35.00%	$915	35.00%	$(1,199)	35.00%
State franchise taxes, net of federal benefit	315	9.29	123	4.70	(170)	4.96
Utilization of state tax net operating loss valuation	(150)	(4.43)	0	0	0	0
Meals and entertainment	47	1.39	38	1.46	53	(1.55)
Stock compensation expense	39	1.15	1	0.02	11	(0.31)
Merger costs	300	8.84	89	3.42	142	(4.15)
Other	(73)	(2.15)	(19)	(0.73)	20	(0.57)

	$1,665	49.09%	$1,147	43.88%	$(1,143)	33.38%

Note 14 – Common Stock

As part of the merger with PC Bancorp, the Company initially issued 3,721,382 shares of common stock on July 31, 2012 to the shareholders of PC Bancorp. Subsequent to the merger date there were two dissenting shareholders that exchanged their right to receive 685 shares of CU Bancorp stock at an exchange rate of $10.25 per share for an aggregate of $7,000. See Note 2 – “Bank Holding Company Reorganization and Merger of Premier Commercial Bancorp into CU Bancorp” for a detailed discussion of the merger.

During 2012, the Company issued 117,300 shares of restricted stock to the Company’s Directors and employees. A total of 7,500 shares of unvested restricted stock were cancelled during the year related to employee turnover. Net issuance of restricted stock for 2012 and 2011 was 109,800 shares and 121,000 shares, respectively. See Note 11 – Equity Compensation Plan for a more detailed analysis related to the issuances of these shares.

The Company had a program during 2012 that allowed employees to make an election to have a portion of their restricted stock that became vested during the year be redeemed by the Company to provide funds to pay the employee’s tax obligation related to the vesting of the stock. During 2012, a number of the Company’s employees elected to participate in this program. A total of 21,921 share of employee unvested restricted stock was retired under this program for a total value of $228,000 during 2012.

The Company issued through a private placement offering 805,156 shares of common stock on March 31, 2011. The issuances of these shares by the Company were to a total of 12 accredited institutional investors, none of whom were directors or officers of the Company. This private placement offering generated a total of $10.3 million in gross cash proceeds. This amount was offset by $569,000 in associated cost and expenses which resulted in net proceeds to the Company of $9.7 million.

Note 15 – Commitments and Contingencies

The Company follows accounting guidance related to “Accounting for Contingencies” which provides criteria for determining whether a company must accrue or disclosure a loss contingency. Under these guidelines, a loss contingency is defined as “an existing condition, situation, or set of circumstances involving uncertainty to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur. A potential loss resulting from pending litigation is to be accrued when it is probable that one or more future events will occur confirming the fact of the loss and when “the amount of the loss can be reasonably estimated.” If an enterprise determines that one or both of these conditions have not been met, accounting guidance requires an enterprise to disclose a loss contingency when “there is at least a reasonable possibility that a loss may have occurred.” This disclosure “shall give an estimate of the possible loss or range of losses or state that such an estimate cannot be made.” Neither accrual nor disclosure is required when the probability of the future events occurring that would trigger the loss for the enterprise is considered to be remote.

From time to time, in the ordinary course of business the Company is a party to various legal proceedings. As the successor to PC Bancorp, the Company is currently a party to an action pending in the Superior Court of Orange County, California, brought by Stephen Bennett and former PC Bancorp Board member Richard Letwak against PC Bancorp’s former insurance carrier, Progressive Casualty Insurance Company. In a cross-complaint filed against PC Bancorp, Progressive contends (1) Bennett and Letwak are asserting claims PC Bancorp expressly released in late 2008 and (2) PC Bancorp (now the Company) is obligated to indemnify Progressive for its losses (including attorneys’ fees) arising out of Bennett and Letwak’s claims, the amount of which is not presently ascertainable. The Company intends to aggressively defend against the claims, and while management presently believes the Company will prevail in the litigation and that the ultimate outcome of this proceeding will not have a material adverse impact on the Company’s financial position, results of operations or cash flows as a whole, legal proceedings are always subject to inherent uncertainties – and unfavorable rulings or other events could occur.

Financial Instruments with Off Balance Sheet Risk

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties and properties under construction at December 31, 2012. Financial instruments with off balance sheet risk include commitments to extend credit of $295.2 million and $220.9 million at December 31, 2012 and 2011, respectively. Included in the aforementioned commitments were standby letters of credit outstanding of $22.7 million and $15.9 million at December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the Company had established an allowance for unfunded loan commitments of $256,000 and $222,000, respectively. These balances are included in other liabilities of the balance sheet. These balances represent 0.1% of unfunded loan commitments at December 31, 2012 and 2011, respectively.

Note 16 – Regulatory Matters

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital requirements that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Company currently includes in Tier 1 capital, an amount of subordinated debentures equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity less goodwill, core deposit intangibles and a portion of the SBA servicing assets. The Company’s existing subordinated debentures were grandfathered as Tier 1 capital under the Dodd-Frank Wall Street Reform and Consumer Protection Act. However in June of 2012 the U.S. federal banking agencies issued three notices of proposed rulemaking (“NPR’s”) that would revise and replace current regulatory capital requirements to make them consistent with the Basel III Capital Standards established by the Basel Committee on Banking Supervision and certain provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act. Under the Basel III NPR, the Company’s existing subordinated debentures would be phased out of Tier 1 capital over a period of 10 years, until they are fully-phased out on January 1, 2022. The suggested implementation date for the NPR’s was to be January 1, 2013. However, in November of 2012 the U.S. federal banking agencies announced that the January 1, 2013 implementation date has been delayed due to the volume and number of comments received. These NPRs are subject to final rulemaking by the FRB and their provisions may change before implementation. The Company continues to monitor the development and impact of these proposals.

As of December 31, 2012, the Company and the Bank are categorized as well-capitalized under the regulatory framework for Prompt Corrective Action. To be categorized as well-capitalized the Company and Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios, as set forth in the following table.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts (as set forth in the table below) of total capital and Tier 1 capital (as defined in the regulations) and ratios of total capital and Tier 1 capital to risk-weighted assets (as defined) and to average assets (as defined).

The following table presents the total capital and Tier 1 capital of the consolidated Company as of December 31, 2012, and compares as of December 31, 2012 and 2011, the total capital and Tier 1 capital of the Bank, to the capital requirements imposed by government regulations. All amounts reflected in the table below are stated in thousands, except percentages:

CU Bancorp Consolidated:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total Risk-Based Capital Ratio	$126,177	12.35%	$81,753	8.0%	$102,191	10.0%
Tier 1 Risk-Based Capital Ratio	117,118	11.46%	40,876	4.0%	61,315	6.0%
Tier 1 Leverage Ratio	117,118	9.13%	51,290	4.0%	64,113	5.0%

California United Bank:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total Risk-Based Capital Ratio	$118,405	11.61%	$81,615	8.0%	$102,019	10.0%
Tier 1 Risk-Based Capital Ratio	109,346	10.72%	40,808	4.0%	61,211	6.0%
Tier 1 Leverage Ratio	109,346	8.55%	51,133	4.0%	63,917	5.0%
As of December 31, 2011
Total Risk-Based Capital Ratio	$79,732	13.12%	$48,631	8.0%	$60,789	10.0%
Tier 1 Risk-Based Capital Ratio	72,132	11.87%	24,316	4.0%	36,473	6.0%
Tier 1 Leverage Ratio	72,132	8.97%	32,178	4.0%	40,223	5.0%

Restrictions on Dividends

To date, the Company has not paid any cash dividends. Payment of stock or cash dividends in the future will depend upon earnings, liquidity, financial condition and other factors deemed relevant by our Board of Directors. Notification to the FRB is required prior to declaring and paying a dividend to shareholders that exceeds earnings for the period for which the dividend is being paid. This notification requirement is included in regulatory guidance regarding safety and soundness surrounding capital and includes other non-financial measures such as asset quality, financial condition, capital adequacy, liquidity, future earnings projections, capital planning and credit concentrations. Should the FRB object to dividend payments, the Company would be precluded from declaring and paying dividends until approval is received or the Company no longer needs to provide notice under applicable guidance.

California law also limits the Company’s ability to pay dividends. A corporation may make a distribution/dividend from retained earnings to the extent that the retained earnings exceed (a) the amount of the distribution plus (b) the amount if any, of dividends in arrears on shares with preferential dividend rights. Alternatively, a corporation may make a distribution/dividend, if, immediately after the distribution, the value of its assets equals or exceeds the sum of (a) its total liabilities plus (b) the liquidation preference of any shares which have a preference upon dissolution over the rights of shareholders receiving the distribution/dividend.

The Bank is subject to certain restrictions on the amount of dividends that may be declared without regulatory approval. Such dividends shall not exceed the lesser of the Bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period. In addition, the Bank may not pay dividends that would result in its capital being reduced below the minimum requirements shown above for capital adequacy purposes.

Note 17 – Fair Value Information

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are: (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

ASC Topic 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert expected future amounts, such as cash flows or earnings, to a single present value amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

In accordance with accounting guidance, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are as follows:

•	Level 1 – Observable unadjusted quoted market prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

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

•

Level 3 – Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. Assets measured utilizing level 3 are for positions not traded in active markets or are subject to transfer restrictions, and or where valuations are adjusted to reflect illiquidity and or non-transferability. These assumptions are not corroborated by market data. This is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. Management uses a combination of reviews of the underlying financial statements, appraisals and management’s judgment regarding credit quality to determine the value of the financial asset or liability.

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

Investment Securities Available-for-Sale: The fair value of securities available for sale may be determined by obtaining quoted prices in active markets, when available, from nationally recognized securities exchanges (Level 1 inputs). If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique widely used in the securities industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities relationship to other benchmark quoted securities (Level 2 inputs). Debt securities’ pricing is generally obtained from one of the matrix pricing models developed from one of the three national pricing agencies. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are classified as Level 3 inputs.

Securities classified as available-for-sale are accounted for at their current fair value rather than amortized historical cost. Unrealized gains or losses are excluded from net income and reported as an amount net of taxes as a separate component of accumulated other comprehensive income included in shareholders’ equity.

The Company considers the inputs utilized to fair value the U.S. Agency and U.S. Sponsored Agency issued debt securities (callable and non-callable notes), mortgage backed securities guaranteed by those agencies, collateralized mortgage obligations issued by those agencies, corporate bond securities, and municipal securities within level 2 of the valuation hierarchy. Management bases the fair value for these investments primarily on third party price indications provided by independent pricing sources utilized by the Company’s bond accounting system to obtain market pricing on its individual securities. Vining Sparks who provides the Company with its bond accounting system, utilizes pricing from three independent third party pricing sources for pricing of securities. These third party pricing sources utilize, quoted market prices or when quoted market prices are not available, then fair values are estimated using nationally recognized third-party vendor pricing models that would also be classified within the level 2 valuation hierarchy because the inputs are observable. However, the fair value reported may not be indicative of the amounts that could be realized in an actual market exchange.

The fair value of the Company’s U.S. Agency and U.S. Sponsored Agency callable and non-callable agency securities, mortgage backed securities guaranteed by those agencies, and collateralized mortgage obligations issued by those agencies, corporate bond securities, and municipal securities are calculated using an option adjusted spread model from one of the nationally recognized third-party pricing models. Depending on the assumptions used and the treasury yield curve and other interest rate assumptions, the fair value could vary significantly in the near term. For private issue CMO securities, the Company is utilizing the same third party pricing model for these securities as it utilizes for its U.S. Agency and U.S. Sponsored Agency CMO securities. However, because of the illiquidity and lack of market participants in these securities, a level 3 valuation hierarchy has been assigned to the private issue CMO securities. See Note 6 – Investment Securities for a discussion on the valuation analysis performed by the Company on these securities. However, the fair value reported may not be indicative of the amounts that could be realized in an actual market exchange.

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

SBA Servicing Asset: The Company acquired an SBA servicing asset with the PC Bancorp merger. This servicing asset was fair valued at July 31, 2012 based on an evaluation by a third party who specializes in fair value analysis. The fair value of this asset was based on the estimated discounted future cash flows utilizing market based discount rates and estimated prepayment speeds. The discount rate was based on the current U.S. Treasury yield curve, plus a spread for marketplace risk associated with these assets. Prepayment speeds were selected based on the historical prepayments of similar SBA pools. The prepayment speeds determine the timing of the cash flows. The initial fair value of this asset at acquisition was reduced by the amortization of the servicing asset that has occurred through December 31, 2012. Based on the Company’s methodology in its valuation of the SBA servicing asset, the current carrying value is estimated to approximate the fair value. The valuation inputs required in valuing the SBA servicing asset are considered to be level 3 inputs.

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

Maturing Deposits: The fair values of fixed maturity certificates of deposit (time deposits) are estimated using a discounted cash flow calculation that applies current market deposit interest rates to the Company’s current certificate of deposit interest rates for similar term certificates. As of December 31, 2012, the Company’s certificates of deposit included those acquired in the PC Bancorp acquisition which have rates above current market deposit interest rates. The rates being paid on the Bank’s certificates of deposit at December 31, 2011, were generally identical to the market interest rates for comparable terms and thus the carrying amount and fair value are generally considered approximately identical. Maturing deposits are categorized as level 2 valuations.

Securities Sold under Agreements to Repurchase (“Repos”): The carrying amounts of Repos with maturities of 90 days or less approximate their fair values. The fair value of Repos with maturities greater that 90 days is estimated based on the discounted value of the contractual future cash flows. See Footnote: 9 “Borrowings and Subordinated Debentures” for a discussion and table of the Company’s Repo’s. Securities sold under agreements to repurchase are categorized as a level 1 valuation.

Subordinated Debentures: The fair value of the three variable rate subordinated debentures (“debentures”) is estimated using a discounted cash flow calculation that applies the three month LIBOR plus the margin index at December 31, 2012, to the cash flows from the debentures, based on the actual interest rate the debentures were accruing at December 31, 2012. Because all three of the debentures re-priced on December 15, 2012 based on the three month LIBOR plus the index margin at that date, and there has been relatively little to no change in the three month LIBOR from the re-pricing date through December 31, 2012, the current face value of the debentures and their calculated market value were identical.

Fair Value of Commitments: Loan commitments that are priced on an index plus a margin to a market rate of interest are reported at the carrying value of the loan commitment. Loan commitments on which the committed fixed interest rate is less than the current market rate were insignificant at December 31, 2012 and December 31, 2011.

Interest Rate Risk: The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. In addition, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall rate risk.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis as of the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Total Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – December 31, 2012
Investment securities available-for-sale	$118,153	$0	$115,243	$2,910
Financial Liabilities – December 31, 2012
Interest rate swap contracts	$6,040	$0	$6,040	$0
Financial Assets – December 31, 2011
Investment securities available-for-sale	$114,091	$0	$108,937	$5,154

The investment securities that comprise the balances reflected in the “Significant Unobservable Inputs (Level 3)” as of December 31, 2012 include the private issue CMO securities. The investment securities that comprise the balance reflected in level 3 at December 31, 2011, consisted of the private issue CMO securities of $2.8 million and one fixed rate security with a market value of $2.4 million which was issued and is fully guaranteed by the FDIC. The FDIC fixed rate security was transferred from a level 3 to a level 2 category during 2012, based on the reliability of the market pricing of this security.

The private issue CMO securities were valued at December 31, 2012 and December 31, 2011 utilizing pricing obtained from the national market pricing services that are utilized in the Company’s bond accounting system. Due to the price volatility associated with these securities, the lack of broker pricing and the lack of liquidity for these securities, the Company has classified them as a level 3. The roll forward of these securities is listed in the table below. All of the private issue CMO securities were sold in January 2013 for a gain of $4,600.

The following table presents a roll forward including additional information about the financial assets of the Company measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3) for the dates and periods indicated (dollars in thousands):

Financial Assets – Measured at

Fair Value using Level 3

	Balance at January 1	Included in Earnings	Included in Other Comprehensive Income (Loss)	Purchases, Issuances, Settlements	Transfers into (out of) Level 3	Balance at December 31
Year ended December 31, 2012
Private Issue CMO Securities	$2,775	$(137)	$766	$(494)	$0	$2,910
U.S. Government Sponsored Agency CMO Securities	2,379	(1)	9	(591)	(1,796)	0

Total	$5,154	$(138)	$775	$(1,085)	$(1,796)	$2,910

Year ended December 31, 2011
Private Issue CMO Securities	$3,801	$(249)	$(263)	$(514)	$—	$2,775
U.S. Government Sponsored Agency CMO Securities	3,128	(2)	(7)	(740)	—	2,379

Total	$6,929	$(251)	$(270)	$(1,254)	$—	$5,154

The FDIC issued securities is assumed to have been transferred to a level 2 category at the beginning of 2012, based on the market pricing of the security.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of or during the period.

The following table presents the balances of assets and liabilities measured at fair value on a non-recurring basis by caption and by level within the fair value hierarchy as of the dates indicated (dollars in thousands):

	Total Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – December 31, 2012
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs	$2,056	$0	$0	$2,269
Other real estate owned	3,112	0	0	3,112

Total	$5,168	$0	$0	$5,381

Financial Assets – December 31, 2011
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs	$1,821	$0	$0	$1,963
Other real estate owned	3,344	0	0	3,344

Total	$5,165	$0	$0	$5,307

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of the dates indicated (dollars in thousands):

	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Values
Financial Assets – December 31, 2012
Private Issue CMO Securities	$2,910	Pricing Matrix (1)	Benchmark Treasury Index Yields,	1.2% – 2.1%
			Bid Yield	5.4% – 6.9%
			Prepayment Speeds	1.0% – 6.5%
			Interest Rate Swap Spreads	346 bp – 537 bp
			Severity Factors	44.0% – 75.0%
			Default Speed	1.7 – 12.8
			Duration (years)	2.5 – 7.3
			Delinquencies	3.7% – 17.0%

Collateral dependent impaired loans with specific valuation allowance and or partial charge-offs	$2,269	Appraisal value	Estimated Collateral value of property	Various depending on property type and location

Other real estate owned	$3,112	Purchase and Sales Agreement (2)	Contract	$3,190

			Less estimated selling costs	$78

(1)	The Pricing Matrix used to establish the market pricing of the Private Issue CMO securities utilizes a significant number of inputs in its calculation of the fair market price on each of the individual securities. The above table lists the more significant input parameters used in calculating the market price for securities with ALT-A collateral.
(2)	The Company has entered into a non-public disclosed purchase and sales agreement to sell this parcel of real estate to a private third party. The purchase price was a negotiated amount based on a number of both public and non-public economic factors.

Fair Value of Financial Asset and Liability Table

ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 2012 and December 31, 2011. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The description of the valuation methodologies used for assets and liabilities measured at fair value and for estimating fair value for financial instruments not recorded at fair value has been described above.

The table below presents the financial instruments where the fair value could differ from the carrying amount, as of the dates indicated (dollars in thousands):

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Financial Assets
Investment securities available-for-sale	$118,153	$118,153	$0	$115,243	$2,910
Loans, net	846,082	848,146	0	0	848,146
Financial Liabilities
Certificates of deposit	81,336	81,648	0	81,648	0
Securities sold under agreements to repurchase	22,857	22,857	0	22,857	0
Subordinated debentures	9,169	12,372	0	0	12,372
Interest rate swap contracts	6,040	6,040	0	6,040	0
December 31, 2011
Financial Assets
Investment securities available-for-sale	$114,091	$114,091	$0	$108,937	$5,154
Loans, net	481,765	482,315	0	0	482,315
Financial Liabilities
Certificates of deposit	50,838	50,838	0	50,838	0
Securities sold under agreements to repurchase	26,187	26,187	0	26,187	0

Note 18 – Derivative Financial Instruments

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

At December 31, 2012, the Company had 23 pay-fixed, receive-variable interest rate contracts that were designed to convert fixed rate loans into variable rate loans. An additional pay-fixed, receive-variable interest rate swap contract was acquired from PC Bancorp that was originally utilized to convert a fixed rate borrowing to a variable rate borrowing. The fixed rate subordinated debenture converted to a variable rate borrowing in December of 2012. These swaps were acquired as a result of the PC Bancorp acquisition and were not designated as accounting hedges from the acquisition date through September 30, 2012. The majority (twenty one or the twenty four interest rate swap contracts) were re-designated as accounting hedges effective October 1, 2012. The total notional amount of the outstanding swaps contracts as of December 31, 2012 is $36 million. The outstanding swaps have maturities of up to 10 years.

The following tables present the location of the asset and liability and the amount of income, expense and gain or loss recognized for the dates and periods indicated (dollars in thousands):

Location and Fair Value of Derivative Instruments
	As of December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under ASC 815:
Interest rate swap contracts		$0	Accrued Interest Payable and Other Liabilities	$(1,114)

Derivatives designated as hedging instruments under ASC 815:
Interest rate swap contracts			Accrued Interest Payable and Other Liabilities	(4,924)

Total Derivatives		$0		$(6,038)

The Effect of Derivative Instruments on the Consolidated Statements of Operations
	Location	For the year ended December 31, 2012
Derivatives not designated as hedging instruments:
Interest rate swap contracts – loans	Net increase in other non-interest income	$272
Interest rate swap contract – subordinated debenture	Net increase in other non-interest income	65

Total from derivatives not designated as hedging instruments	Net increase in other non-interest income	$337

Derivatives designated as hedging instruments:
Interest rate swap contracts – loans	Net increase in interest income on loans	$198

Total from derivatives designated as hedging instruments	Net increase in interest income on loans	198

Total	Net increase in earnings	$535

The amount of interest paid out on the interest rate swap contracts related to loans over the five months from August through December 2012 was $663,000. The amount of interest paid out on the interest rate contracts related to the subordinated debenture over the five months of August through December 2012 was $62,000. The interest rate swap contract unhedged but associated with the subordinated debenture is scheduled to mature in June 2013.

Included in the $272,000 in the above table, was the change in the fair value associated with the Interest rate swap contracts on loans not designated as hedging instruments of $252,000, which represented the amount associated from the acquisition date to September 30, 2012, the period when all of the interest rate loan swap contracts were undesignated. The amount of interest recognized in earnings due to the amount of the interest rate swap contracts that are ineffective was considered insignificant.

Under the interest rate swap contracts, the Company is required to pledge and maintain collateral for the credit support under these agreements. At December 31, 2012, the Company had $4.7 million in certificates of deposit with the counterparty, Pacific Coast Bankers Bank that was pledged as collateral, and CU Bancorp (holding company) had $370,000 in a certificate of deposit with Pacific Coast Bankers Bank that was pledged as collateral to support the interest rate swap contract.

Note 19 – Components of Accumulated Other Comprehensive Income (Loss)

The table below presents the components of Accumulated Other Comprehensive Income (Loss) as of the dates indicated (dollars in thousands):

	December 31,
	2012	2011
Net unrealized gain on non other-than-temporarily impaired investment securities	$2,332	$2,265
Net unrealized gain (loss) on other-than-temporarily impaired investment securities	37	(730)

Total net unrealized gain on investment securities	2,369	1,535
Tax expense	(975)	(645)

Total accumulated other comprehensive income	$1,394	$890

Note 20 – Reclassification

Certain amounts in the prior year’s financial statements and related disclosures were reclassified to conform to the current year presentation with no effect on previously reported net income or shareholders’ equity.

Note 21 – Summary Quarterly Data

	2012 Quarters Ended				2011 Quarters Ended
(Dollars in thousands, except per share data)	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Interest income	$12,457	$10,400	$7,161	$7,478	$7,397	$7,203	$7,199	$6,957
Interest expense	696	626	236	239	254	312	338	412

Net interest income	11,761	9,774	6,925	7,239	7,143	6,891	6,861	6,545
Provision for loan losses	867	521	380	0	781	0	467	194

Net interest income after provision for loan losses	10,894	9,253	6,545	7,239	6,362	6,891	6,394	6,351

Non-interest income	1,402	1,185	752	622	445	637	601	679

Non-interest expense	9,502	11,823	6,270	6,905	6,320	6,473	6,441	6,512

Net income (loss) before provision for income tax expense (benefit)	2,794	(1,385)	1,027	956	487	1,055	554	518
Provision for income tax (benefit)	1,166	(453)	502	450	181	454	242	270

Net Income (Loss)	$1,628	$(932)	$525	$506	$306	$601	$312	$248

Basic income (loss) per share	$0.16	$(0.10)	$0.08	$0.08	$0.05	$0.09	$0.05	$0.04

Diluted income (loss) per share	$0.15	$(0.10)	$0.08	$0.07	$0.05	$0.09	$0.05	$0.04

Note 22 – Condensed Financial Information of Parent Company

On November 16, 2011, CU Bancorp, a California Corporation, was formed to facilitate the reorganization to create a bank holding company for the Bank. As of December 31, 2011, CU Bancorp was not the parent of the Bank; the reorganization occurred at the end of business on July 31, 2012. The following tables present the parent company only condensed balance sheets and the related statements of net earnings and condensed statements of cash flows for the dates and periods indicated (dollars in thousands):

Parent Company Only Condensed Balance Sheets	December 31,
	2012	2011
ASSETS
Cash and due from banks	$1,477	$1
Certificates of deposit in other financial institutions	370	0
Loans	2,472	0
Investment in subsidiary	130,217	0
Accrued interest receivable and other assets	353	0

Total Assets	$134,889	$1

LIABILITIES
Subordinated debentures	$9,169	$0
Accrued interest payable and other liabilities	97	0

Total Liabilities	9,266	0
SHAREHOLDERS’ EQUITY	125,623	1

Total Liabilities and Shareholders’ Equity	$134,889	$1

Parent Company Only Condensed Statements of Income	Years Ended December 31,
	2012	2011
Interest Income	$93	$0

Interest Expense	331	0
Operating Expenses	225	0

Total Expenses	556	0

Loss Before Income Tax Benefit and Equity in Undistributed Earnings of Subsidiary	(463)	0
Income tax benefit	138	0
Loss Before Equity in Undistributed Earnings of Subsidiary	(325)	0

Equity in undistributed earnings of subsidiary	2,052	0

Net Income	$1,727	$0

Parent Company Only Condensed Statements of Cash Flows	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income:	$1,727	$0
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiary	(2,052)	0
Net accretion of deferred loan fees/costs	(32)	0
Accretion of subordinated debenture discount	94	0
Net change in fair value of interest rate contract	(65)	0
Increase in accrued interest receivable and other assets	(12)	0
Decrease in accrued interest payable and other liabilities	25	0

Net cash used in operating activities	(315)	0

Cash flows from investing activities:
Cash and cash equivalents acquired in acquisition, net of cash paid	2,681	0
Capital contribution made to subsidiary	(1,350)	0
Cash paid for stock options to PCB employees and dissenting shareholders	(463)	0
Cash paid related to stock issuance	(199)	0
Net decrease in loans	194	0

Net cash provided by investing activities	863	0

Cash flows from financing activities:
Proceeds from issuance of common stock	0	1
Cash proceeds from Bank on prior year tax receivable	928	0

Net cash provided by financing activities	928	1

Net increase in cash	1,476	1
Cash, beginning of year	1	0

Cash, end of year	$1,477	$1

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$204	$0

Cash paid during the period for taxes	$1	$0

(b) Index to Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger between California United Bank and California Oaks State Bank dated August 24, 2010 (5)
2.2	Agreement and Plan of Merger between CU Bancorp and California United Bank and Premier Commercial Bancorp and Premier Commercial Bank, N.A. dated December 8, 2011 (8)
3.1	Articles of Incorporation of California United Bank (1)
3.2	Bylaws of California United Bank (1)
4.1	Specimen Common Stock Certificate (1)
10.1	California United Bank Employee Stock Option Plan (1)
10.2	California United Bank Non-Qualified Stock Option Plan (1)
10.3	Form of Employee Stock Option Agreement (1)
10.4	Form of Non-Qualified Stock Option Agreement (1)
10.5	Employment Agreement dated May 17, 2005 with David I. Rainer (1)
10.6	Employment Agreement dated May 17, 2005 with Bruce C. English (1)
10.7	Employment Agreement dated May 17, 2005 with Robert J. Dennen (1)
10.8	Employment Agreement dated May 17, 2005 with Anne A. Williams (1)
10.9	Lease Agreement (15821 Ventura Boulevard, Suite 100, Encino, California 91436) – Amendments # 1 and # 2 (1)
10.10	Lease Agreement (1640 South Sepulveda Boulevard, Los Angeles, California 90025) (1)
10.11	Agreements with Edward Carpenter, Founder (1)
10.12	401-K Plan (1)
10.13	Lease Agreement (15821 Ventura Boulevard, Suite 100, Encino, California 91436) – Amendment # 3 (2)
10.14	Lease Agreement (15821 Ventura Boulevard, Suite 100, Encino, California 91436) – Amendment # 4 (2)
10.15	California United Bank 2007 Equity and Incentive Plan (2)
10.16	California United Bank 2007 Equity and Incentive Plan Stock Option Agreement (2)
10.17	California United Bank 2007 Equity and Incentive Plan Notice of Grant of Stock Option (2)
10.18	California United Bank Restated and Amended Audit Committee Charter (2)
10.19	Lease Agreement (25350 Magic Mountain Parkway, Suite 100, Valencia, California 91355) (2)
10.20	California United Bank Restated and Amended Audit Committee Charter Effective June 24, 2008 (3)
10.21	Lease Agreement (1025 W. 190th Street, Suite 100, Los Angeles, California 90248) (4)
10.22	Lease Agreement (15821 Ventura Boulevard, Suite 100, Encino, California 91436) – Amendment # 5 (4)
10.23	California United Bank 2009 Change in Control Severance Plan (4)
10.24	Data Processing Agreement with Fidelity Information Services (7)
14.1	Code of Ethical Conduct and Business Practices of California United Bank (2)
14.2	Principal Financial Officers Code of Ethics (9)
14.3	Principles of Business Conduct & Ethics (10)
17.1	Departure of Director – Resignation of Larry E. Thomas from the Board of Directors (6)
21	Subsidiaries of the Registrant
31.1	Chief Executive Officer Section 302 Certification
31.2	Chief Financial Officer Section 302 Certification
31.3	Chief Accounting Officer Section 302 Certification
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document.

(1)	Incorporated herein by reference to our Registration on Form 10 filed with the FDIC on April 28, 2006.
(2)	Incorporated herein by reference to our 10K filed with the FDIC on March 12, 2008.
(3)	Incorporated herein by reference to our 10K filed with the FDIC on March 12, 2009.
(4)	Incorporated herein by reference to our 10K filed with the FDIC on March 12, 2010.
(5)	Incorporated herein by reference to our Form 8-K filed with the FDIC on August 25, 2010.
(6)	Incorporated herein by reference to our Form 8-K filed with the FDIC on March 28, 2011
(7)	Incorporated herein by reference to our Form 8-K filed with the FDIC on April 12, 2011.
(8)	Incorporated herein by reference to our Form 8-K filed with the FDIC on December 9, 2011
(9)	Incorporated herein by reference to our 10K filed with the FDIC on March 6, 2012.
(10)	Incorporated herein by reference to our 10Q filed with the SEC on November 14, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CU BANCORP

Dated: March 6, 2013	/s/ KAREN A. SCHOENBAUM
Karen A. Schoenbaum
Executive Vice President and Chief Financial Officer

/s/ DAVID I. RAINER
David I. Rainer
President and Chief Executive Officer

/s/ ROBERT J. DENNEN
Robert J. Dennen
Chief Accounting Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Members of the Company’s Board of Directors

Dated: March 6, 2013	/s/ ROBERTO E. BARRAGAN
Roberto E. Barragan

Dated: March 6, 2013	/s/ KENNETH L. BERNSTEIN
Kenneth L. Bernstein

Dated: March 6, 2013	/s/ STEPHEN G. CARPENTER
Stephen G. Carpenter
Vice Chairman of the Board

Dated: March 6, 2013	/s/ KENNETH J. COSGROVE
Kenneth J. Cosgrove

Dated: March 6, 2013	/s/ ROBERT MATRANGA
Robert Matranga

Dated: March 6, 2013	/s/ DAVID I. RAINER
David I. Rainer
Chairman of the Board, President and Chief Executive Officer

Dated: March 6, 2013	/s/ ROY A. SALTER
Roy A. Salter

Dated: March 6, 2013	/s/ DANIEL F. SELLECK
Daniel F. Selleck

Dated: March 6, 2013	/s/ CHARLES H. SWEETMAN
Charles H. Sweetman

Dated: March 6, 2013	/s/ LESTER M. SUSSMAN
Lester M. Sussman

Dated: March 6, 2013	/s/ ANNE A. WILLIAMS
Anne A. Williams Executive Vice President, Chief Operating Officer and Chief Credit Officer