Form 10-K/A
period 2012-12-31
CU Bancorp
filed 2013-04-29
CIK 1543643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment Number 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

CU BANCORP

(Exact name of registrant as specified in its charter)

California	90-0779788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15821 Ventura Boulevard, Suite 100 Encino, California	91436
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, if definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the registrant’s common stock (no par value) at the close of business on April 25, 2013 was 10,737,624.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This amendment of the Annual Report on Form 10-K/A (the “Form 10-K/A”) amends CU Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”) on March 6, 2013. This Form 10-K/A includes the previously incorporated by reference material from the Proxy Statement which was not filed within 120 days of year end. Except for Items 10, 11, 12, 13 and 14 of Part III no other information in this Form 10-K/A is being amended.

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

CU Bancorp’s (“the Company) forward-looking statements include descriptions of plans or objectives of management for future operations, products or services, and forecasts of its revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words “believe,” “expect,” “intend,” “estimate” “anticipates,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.”

We make forward-looking statements as set forth above and regarding projected sources of funds, availability of acquisition and growth opportunities, dividends, adequacy of our allowance for loan and lease losses and provision for loan and lease losses, our loan portfolio and subsequent charge-offs. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the SEC, Item 1A of this Annual Report on Form 10-K, and the following:

•	our ability to attract new deposits and loans;

•	demand for financial services in our market areas;

•	competitive market pricing factors;

•	deterioration in economic conditions that could result in increased loan losses;

•	risks associated with concentrations in real estate related loans;

•	risks associated with concentrations in deposits;

•	market interest rate volatility;

•	compression of our net interest margin;

•	stability of funding sources and continued availability of borrowings;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth;

•	our ability to recruit and retain key management and staff;

•	availability of, and competition for acquisition opportunities;

•	risks associated with merger and acquisition integration;

•	significant decline in the market value of the Company that could result in an impairment of goodwill;

•	our ability to raise capital or incur debt on reasonable terms;

•	regulatory limits on the Bank’s ability to pay dividends to the Company;

•	new accounting pronouncements;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and related rules and regulations on the Company’s business operations and competitiveness; and

•	the impact of anticipated “Basel III” capital rules that could require the phase out of Tier 1 capital qualification for the Company’s trust preferred securities over an accelerated schedule.

For a more detailed discussion of some of the risk factors, see the section entitled “Risk Factors” in the Company’s Form 10-K.

Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events. You should consider any forward looking statements in light of this explanation, and we caution you about relying on forward-looking statements.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Bylaws of the CU Bancorp (the “Company” or “CUB”) provide that the number of directors shall not be less than nine or more than seventeen until changed by an amendment to the Articles of Incorporation or the Bylaws, leaving the Board of Directors with the authority to fix the exact number of directors within that range. The Board of Directors last fixed the exact number of directors at eleven.

Directors are elected annually for a term ending on the next annual shareholders’ meeting date.

The Board of Directors has determined that all of the current directors on the Board, except for Mr. Rainer, Ms. Williams and Mr. Cosgrove, are “independent,” as that term is defined by the rules and regulations of The NASDAQ Stock Market. These eight independent directors comprise a majority of the Board of Directors.

The following table lists the names and certain information as of April 25, 2013 regarding CUB’s directors. All the named individuals serve as directors of CU Bancorp and its subsidiary California United Bank.

Name	Age	Position with CUB	Year First Appointed or Elected
Roberto E. Barragan	43	Director	2004
Kenneth L. Bernstein	70	Director	2004
Stephen G. Carpenter	72	Vice Chairman of the Board CU Bancorp	2004
Kenneth J. Cosgrove	65	Vice Chairman of the Board California United Bank	2012
Robert C. Matranga	70	Director	2012
David I. Rainer	56	Chairman, President and Chief Executive Officer	2004
Roy A. Salter	56	Director	2004
Daniel F. Selleck	57	Director	2004
Lester M. Sussman	58	Director	2011
Charles H. Sweetman	70	Director	2004
Anne A. Williams	55	Director, Executive Vice President, Chief Operating Officer and Chief Credit Officer	2009

CUB’s directors serve one-year terms. None of the directors or executive officers was selected pursuant to any arrangement or understanding, other than with the directors and executive officers of CUB acting within their capacities as such. There are no family relationships between the directors and executive officers of CUB. None of the directors or executive officers of CUB serve as directors of any company which has a class of securities registered under, or which are subject to the periodic reporting requirements of, the Securities Exchange Act of 1934, as amended, or any investment company registered under the Investment Company Act of 1940. None of the directors or executive officers of CUB have been involved in any legal proceedings during the past ten years that are material to an evaluation of the ability or integrity of any director or executive officer of CUB

The following is the business experience of the members of CUB’s board of directors:

Roberto E. Barragan. Mr. Barragan currently is President of the Valley Economic Development Center, Inc. (“VEDC”). He has served in various capacities with the VEDC since 1995. The VEDC is a 501(c)3 community based private non-profit corporation which offers training, consulting, technical assistance and financing to small- and medium-sized businesses. He also is the Chairman of the Board of the Pacoima Development Federal Credit Union. Mr. Barragan is an expert on the needs of small businesses within CUB’s communities and assists significantly in the Community Reinvestment Act efforts of CUB. Mr. Barragan serves as the Community Redevelopment Agency “CRA” Board Liaison, between the Bank’s CRA committee and the Board of Directors.

Kenneth L. Bernstein. Mr. Bernstein is Chief Executive Officer and sole shareholder of BFC Financial Corporation of Encino, a San Fernando Valley company that he has owned since 1965, which consults for middle market companies, notably on assignments associated with mergers and acquisitions and corporate financial and management restructure. Mr. Bernstein is an experienced lender and loan work-out consultant. As Chairman of the Directors’ loan committee he provides guidance to Management in lending and loan risk management.

Stephen G. Carpenter. Mr. Carpenter, Vice Chairman of the Board of CUB, is a retired banker with over 37 years of banking experience. From 1992 to 1999, Mr. Carpenter was Chairman of the Board and Chief Executive Officer of CU Bancorp and its banking subsidiary, California United Bank (not related to the current California United Bank), which prior to the sale to Pacific Century Financial Corporation in 1999, was the eleventh largest independent bank headquartered in Southern California. Mr. Carpenter was formerly a director of Ashworth, Inc., a golf apparel firm headquartered in Carlsbad, California. Mr. Carpenter has been in the banking business for over 37 years and is an expert in commercial lending, particularly asset based lending, as well as bank management.

Kenneth J. Cosgrove. Mr. Cosgrove was previously the Chairman and Chief Executive Officer of Premier Commercial Bancorp and Premier Commercial Bank, N.A. and had served in that position since the formation. He has over 40 years of banking experience. He is currently also a member of the Board of Directors of the holding company for Pacific Coast Bankers Bank as well as Pacific Coast Bankers Bank, a bankers’ bank in San Francisco, CA and serves as the Chairman of the Board.

Robert C. Matranga. Mr. Matranga is the Chief Executive Officer of Bomel Construction Company, Inc., a concrete and general contractor, a position he has held for over 10 years. He was previously a Director of Premier Commercial Bancorp and Premier Commercial Bank, N.A. since formation. He brings substantial business and market expertise to the Board of Directors.

David I. Rainer. Mr. Rainer is Chairman of the board of directors and the President and Chief Executive Officer of CUB. He was previously California State President for US Bank and Executive Vice President of Commercial Banking for US Bank, in which capacity he led the commercial banking operations for US Bank in the Western United States, from Colorado to California. In February 1999, Mr. Rainer became President and Chief Executive Officer of Santa Monica Bank which was acquired by US Bank in November 1999. From 1992 to 1999, Mr. Rainer was an executive officer of California United Bank (not related to the current California United Bank), and its successor Pacific Century Bank, N.A., and served as Executive Vice President and then director, President and Chief Executive Officer.

Roy A. Salter. Mr. Salter is a Senior Managing Director of FTI, LLC. Previously he was a Founding Principal of The Salter Group based in the Los Angeles Office where he co-managed the firm’s overall practice and project management efforts. The Salter Group was a leading independent financial and strategic advisory firm specializing in providing business and intangible asset valuations, financial opinions, financial and strategic analysis, forecasting, and transaction support covering a broad spectrum of industries and situations to both middle market and Fortune 500 companies and capital market constituents. The Salter Group combined with FTI in 2012. Mr. Salter brings financial analysis and valuation expertise to the Board as well as a background in bank marketing.

Daniel F. Selleck. Mr. Selleck is President of the Westlake Village-based Selleck Development Group, Inc. which specializes in the development and acquisition of commercial properties. That company has completed the development of more than 3.5 million square feet of property, with a value approximating $1 billion, including the development of the former General Motors Assembly Plant in Van Nuys, California. As a real estate expert, Mr. Selleck provides his expertise to CUB’s Directors’ Loan Committee and provides expertise in real estate lending and structure.

Lester M. Sussman. Mr. Sussman since 2005 has been a Senior Practice Leader with Resources Global Professionals, a consulting firm that provides services to businesses throughout the world, where he specializes in providing corporate governance, risk management and compliance services and is the Western region practice leader for financial services. Prior to joining Resources Global Professionals, he was the Senior Vice President, Finance of Gemstar TV Guide International. Mr. Sussman is a Retired Partner of Deloitte & Touche, LLP, where he served as Partner in Charge, Financial Services Group – Los Angeles and Pacific Southwest Region. Mr. Sussman is a Certified Public Accountant. Mr. Sussman’s financial institution accounting expertise and corporate governance expertise provides support to CUB in these areas. Mr. Sussman is the Audit Committee designated financial expert and is Chairman of the Audit Committee.

Charles H. Sweetman. Mr. Sweetman is a managing partner of Sweetman Properties, LLC, a commercial income property company located in Palm Desert, California and also is the owner of Sweetman Group, Inc. a property management and consulting firm. Mr. Sweetman provides strong entrepreneurial experience to the Board as well as significant business development skills.

Anne A. Williams. Ms. Williams is a Director and Executive Vice President of CUB and has served in this capacity since January 2009 and October 2004, respectively. She became a member of the board of directors in 2009. She is also Chief

Operating Officer and Chief Credit Officer of CUB and has served in these capacities since April 2008 and October 2004, respectively. Prior to joining us, Ms. Williams served as Senior Vice President and Credit Risk Manager for US Bank’s Commercial Banking Market for the State of California. Ms. Williams was previously the Executive Vice President and Chief Credit Officer of Santa Monica Bank, which was acquired by US Bank in November 1999. Prior to joining Santa Monica Bank, Ms. Williams was the Executive Vice President and Chief Credit Officer at California United Bank (and its successor, Pacific Century Bank, N.A.) from 1992 to 1999.

Executive Officers

The following sets forth the names and certain information as of April 25, 2013 with respect to CUB’s executive officers (except for Mr. Rainer and Ms. Williams whose information is included above):

Name	Age	Position with CUB	Year First Appointed
Karen A. Schoenbaum	50	Executive Vice President and Chief Financial Officer	2009
Anita Y. Wolman	61	Executive Vice President, General Counsel & Corporate Secretary[1]	2009
Robert J. Dennen	60	Senior Vice President and Chief Accounting Officer	2005	[2]

[1]	Ms. Wolman was previously Senior Vice President Legal/Compliance and had served in that capacity since 2005.
[2]	Mr. Dennen was Chief Financial Officer from 2005 to 2009. He was named Senior Vice President/Chief Accounting Officer in 2009.

Karen A. Schoenbaum, Executive Vice President and Chief Financial Officer has served as CUB’s Executive Vice President and Chief Financial Officer since October 2009. Prior to joining CUB, Ms. Schoenbaum was Executive Vice President and Interim Chief Financial Officer of Premier Business Bank in Los Angeles. She previously served as Executive Vice President and Chief Financial Officer of California National Bank from 2001 to 2008, where she was responsible for the financial and regulatory reporting, accounting, treasury, asset and liability management, general services and corporate real estate departments. From 1997, Ms. Schoenbaum was Executive Vice President, Chief Financial Officer and Chief Information Officer of Pacific Century Bank, N.A. a subsidiary of Bank of Hawaii Corporation.

Anita Y. Wolman, Executive Vice President, General Counsel & Corporate Secretary was appointed Executive Vice President & General Counsel in January 2009. She previously was Senior Vice President Legal/Compliance beginning in 2005. Prior to joining CUB, Ms. Wolman was Senior Vice President, General Counsel & Corporate Secretary of California Commerce Bank (Citibank/Banamex USA). Earlier Ms. Wolman was Executive Vice President, General Counsel & Corporate Secretary of Pacific Century Bank, N.A. a subsidiary of Bank of Hawaii Corporation and its predecessor California United Bank.

Robert J. Dennen, Senior Vice President & Chief Accounting Officer was appointed Senior Vice President and Chief Accounting Officer in October 2009. Prior to that, he served as Chief Financial Officer of CUB from 2005. Before joining CUB he was the Senior Vice President / Chief Financial Officer, Treasurer and Corporate Secretary for Pacific Crest Capital, Inc., and the Senior Vice President / Chief Financial Officer and Treasurer of Pacific Crest Bank.

There are no family relationships between any Director and an Executive Officer or among any Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership of, and transactions in, the Company’s equity securities with the SEC. Such directors, executive officers and 10% stockholders are also required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on a review of the copies of such reports received by the Company, and on written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers and 10% stockholders were complied with during 2012.

CORPORATE GOVERNANCE PRINCIPLES AND CODE OF ETHICS

The Board of Directors is committed to good business practices, transparency in financial reporting and the highest level of corporate governance. In response to this, the Board has adopted formally the following Corporate Governance Guidelines:

Corporate Governance Guidelines

Our corporate governance guidelines provide for, among other things:

•	A Board consisting of a majority of independent directors;

•	Periodic executive sessions of non-management directors;

•	An Audit and Risk Committee and a Compensation, Nominating and Corporate Governance Committee consisting entirely of independent directors;

•	Annual Performance Evaluation of the Board;

•	Director education and orientation; and

•	Ethical conduct of directors and adherence to a duty of loyalty to the Bank.

The Board has adopted a Code of Ethics that applies to the Bank’s principal executive officer, principal financial officer and controller or principal accounting officer, or persons performing similar functions, as well as Principles of Business Conduct & Ethics that apply to its directors, officers and employees. A copy is available on the Company’s website at www.cunb.com or by contacting Anita Wolman, Corporate Secretary, at 15821 Ventura Boulevard, Suite 100, Encino, CA 91436. A copy will be provided without charge.

THE BOARD OF DIRECTORS AND COMMITTEES OF THE COMPANY

The Board of Directors of the Company oversees its business and monitors the performance of management. In accordance with corporate governance principles, our Board of Directors does not involve itself in day-to-day operations. The directors keep themselves informed through, among other things, discussions with the Chief Executive Officer, other key executives and our principal outside advisors (legal counsel, outside auditors, and other consultants), by reading reports and other materials that the Company sends them and by participating in Board and committee meetings.

During 2012, following the bank holding company reorganization whereby CU Bancorp became the parent of California United Bank (the “Bank Holding Company Reorganization”), the board of directors of CU Bancorp held four meetings. Prior to the Bank Holding Company Reorganization, California United Bank held three regular and four special meetings of the Board of Directors. During 2012, no director of the Company or California United Bank attended less than 75% of all Board meetings and the meetings of any committee of the Boards on which he or she served.

In 2012, the Board of Directors had the following committees: Audit and Risk Committee; Compensation, Nominating and Corporate Governance Committee, and Executive Committee. In addition California United Bank maintained a Board of Directors Loan Committee. The Audit and Risk Committee and the Compensation, Nominating and Corporate Governance Committee both consisted solely of independent directors.

Executive Sessions

Executive sessions of non-management directors are held by the Board on an “as needed” basis. The executive sessions of non-management directors are chaired by the Vice Chairman of the Board.

Attendance at Annual Meetings

It is the policy of the Board to encourage directors to attend each Annual Meeting of Shareholders. Such attendance allows for direct interaction with shareholders. Eight of the Bank’s directors attended the Bank’s 2012 Meeting of Shareholders which was held for, among other things, approval of the Bank Holding Company Reorganization and approval of the merger with Premier Commercial Bancorp.

Shareholder Communications With The Board

Shareholders wishing to communicate with the Board of Directors as a whole, or with an individual director, may do so by e-mail from the Bank’s or the Company’s website, www.cunb.com, or by writing to the following address:

CU Bancorp

15821 Ventura Boulevard, Suite 100

Encino, California 91436

Attention: Corporate Secretary

Any communications directed to the Corporate Secretary will be forwarded to the entire Board of Directors, unless the Chairman of the Board reasonably believes communication with the entire Board of Directors is not appropriate or necessary or unless the communication is addressed solely to a specific committee or to an individual director.

Audit and Risk Committee and Board of Directors Risk Management

The Company has a separately designated standing Audit and Risk Committee established in accordance with applicable regulatory and NASDAQ requirements. The Audit and Risk Committee also serves as the Audit and Risk Committee of California United Bank. The Audit and Risk Committee Charter adopted by the Board sets out the responsibilities, authority and specific duties of the Audit and Risk Committee. The Audit and Risk Committee must consist of at least three members, each of whom are non-management (independent) directors and each of whom must meet the independence and expertise requirements of the NASDAQ, the Sarbanes-Oxley Act of 2002 and rules promulgated thereunder, and other applicable rules and regulations. At least one member must have accounting or related financial management expertise and qualify as a “financial expert” as defined under the regulations of the SEC. Pursuant to the Audit and Risk Committee Charter, the Audit and Risk Committee has the following primary duties and responsibilities:

•	oversight of the quality and integrity of regulatory and financial accounting, financial statements, financial reporting processes and systems of internal accounting and financial controls;

•	oversight of the quality of compliance risk management and enterprise risk management;

•	oversight of the Company’s compliance with legal and regulatory requirements;

•

oversight of the annual independent audit of the Company’s financial statements and internal controls over financial reporting; engagement of the independent registered public accounting firm and evaluation of the qualifications, independence and performance of the independent registered public accounting firm;

•

approval of all auditing and non-audit services permitted to be provided by the independent registered public accountants (other than those services that meet the requirements of any de minimus exception established by law or regulation);

•

Oversight and retention of internal audit and/or outsourced internal audit services as well as review of the performance of the internal auditors and review of all internal audit reports and follow up on citations, comments and recommendations; and

•

Preparation of an annual report substantially in compliance with the rules of the SEC with regard to companies subject to the Sarbanes-Oxley Act, to be included in the Company’s annual proxy statement, if applicable.

The Audit and Risk Committee is primarily responsible for overseeing the risk management function at the Company, on behalf of the Board. The Audit and Risk Committee directs and employs third parties to conduct periodic reviews and monitoring of compliance efforts with a special focus on those areas that expose the Company to compliance risk. Among the purposes of the periodic monitoring is to ensure adherence to established policy and procedures. All reviews are reported to the Audit and Risk Committee, which periodically reports to the board of directors. The Audit and Risk Committee regularly meets with various members of management and receives reports on risk management and the processes in place to monitor and control such risk.

In addition to the Audit and Risk Committee, other committees of the board of directors consider the risks within their area of responsibility. For example, the Compensation, Nominating and Corporate Governance Committee considers the risks that may be implicated by the Company’s executive and other compensation programs. For a discussion of that Committee’s review of executive officer compensation plans and employee incentive plans and the risks associated with these plans (see “Executive Compensation – Risk of Compensation Programs,” herein). The Bank’s Loan Committee reviews credit risk, portfolio quality and trends.

The Audit and Risk Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities and has direct access to the independent auditors as well as to anyone in our organization. The Audit and Risk Committee has the ability to retain special legal or accounting experts, or such other consultants, advisors or experts it deems necessary in the performance of its duties and shall receive appropriate funding from the Company for payment of compensation to any such persons. The Audit and Risk Committee works closely with management and the Company’s independent registered public accounting firm. At December 31, 2012, the Audit and Risk Committee consisted of Messrs. Sussman (Chairman), Barragan, Bernstein and Matranga, each of whom was “independent” as defined by the rules and regulations of The NASDAQ Stock Market. The board of directors has also determined that Mr. Sussman, who serves as the Chairman of the Audit and Risk Committee, is qualified as an “audit committee financial expert” and is “independent” as those terms are defined by the applicable rules and regulations of the Securities and Exchange Commission and the NASDAQ Stock Market. The Audit and Risk Committee held 12 meetings during 2012. The Audit Committee regularly meets without members of management present.

Audit and Risk Committee Report

The following Report of the Audit and Risk Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of our other filings under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate this Report by reference.

The Audit and Risk Committee (the “Committee”) oversees the Company’s financial reporting process on behalf of the Board of Directors. In fulfilling its oversight responsibilities the Committee reviewed and discussed with management the audited financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission and the unaudited financial statements included in our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission. The Committee operates pursuant to a written charter that was adopted in September 2012. A copy of the Committee’s Charter may be obtained on the Company’s website at www.cubancorp.com under the section entitled “Corporate Governance.”

The Committee also oversees the performance of the Company’s internal audit function, including outsourcing of that function and review of reports.

Management is responsible for the Company’s financial reporting process including its system of internal controls, and for the preparation of financial statements in accordance with generally accepted accounting principles. The Company’s independent registered public accountants are responsible for auditing those financial statements.

The Committee’s responsibility is to monitor and review these processes and procedures. The members of the Committee are not professionally engaged in the practice of accounting or auditing. The Committee has relied on the information provided and on the representations made by management regarding the effectiveness of internal controls over financial reporting, that the financial statements have been prepared with integrity and objectivity and that these financial statements have been prepared in conformity with generally accepted accounting principles. The Committee also relies on the opinions of the independent registered public accountants on the financial statements and the effectiveness of internal controls over financial reporting. The Committee’s oversight does not provide it with an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or policies, or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, its consultations and discussions with management and the independent public accountants do not assure that the Company’s financial statements are presented in accordance with generally accepted accounting principles, that the audit of the Company’s financial statements has been carried out in accordance with generally accepted auditing standards or that our Company’s independent registered public accountants are in fact “independent.”

The Committee met and discussed with the independent registered public accountants the matters required to be discussed by the statements on Auditing Standards (SAS) No. 61, as amended (Communication with Audit Committees) as adopted by the Public Accounting Oversight Board in Rule 3200T. These discussions included the clarity of the disclosures made therein, the underlying estimates and assumptions used in the financial reporting, and the reasonableness of the significant judgments and management decisions made in developing the financial statements. In addition, the Committee received the written disclosures and the letter from the independent registered public accountants required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accountants’ communications with the Audit Committee concerning independence, and has discussed with the independent registered public accountants their independence.

The Committee has reviewed management’s report on its assessment of the effectiveness of internal control over financial reporting as of the end of 2012.

The Committee also met and discussed with the independent registered public accountants issues related to the overall scope and objectives of the audit, the Company’s internal controls and critical accounting policies, and the specific results of the audit. Management was present at all or some part of each of these meetings. The Committee also met with the independent registered public accountants without management. Lastly, the Committee met with management and discussed the engagement of McGladrey LLP as the Company’s independent registered public accountants.

During 2012, the Committee met in executive session with appropriate internal auditors or entities providing similar services, and McGladrey LLP to discuss the result of their examinations, observations and recommendations regarding financial reporting practices, the effectiveness of the Corporation’s internal controls and significant risks affecting the Company.

Pursuant to the reports and discussions described above, and subject to the limitations on the role and responsibility of the Audit and Risk Committee referred to above and in the Audit and Risk Committee’s charter, the Committee recommended to the Board of Directors that the audited consolidated financial statements of the Company for 2012 be included in the Annual Report on Form 10-K for the fiscal year 2012 for filing with the SEC.

Respectfully submitted by the members of the Audit and Risk Committee:

Lester M. Sussman, Chairman

Roberto Barragan

Kenneth L. Bernstein

Robert Matranga

April 25, 2013

Compensation, Nominating and Corporate Governance Committee

The Company has a separately designated Compensation, Nominating and Corporate Governance Committee (the “CNCG Committee”), which consists entirely of independent directors as defined by the rules and regulations of the SEC and the NASDAQ Stock Market. The CNCG Committee acts for both CU Bancorp and California United Bank. The members of the Compensation, Nominating and Corporate Governance Committee as of December 31, 2012 were Directors Sweetman (Chairman), Carpenter, Salter and Barragan. Each member of the CNCG Committee is an independent director as defined by the requirements of the SEC and NASDAQ Stock Market.

The CNCG Committee has three areas of responsibility. The CNCG Committee is responsible for: (i) ensuring that compensation and benefits policies and programs for executive management and the board of directors of the Company comply with applicable law and stock exchange listing requirements, and are devised and maintained to provide and retain for the Company a high executive level of management and corporate governance competence; (ii) determining the nominees to the board of directors and their qualifications and reviewing performance of directors and committees of the board of directors annually; and (iii) ensuring compliance with the Sarbanes Oxley Act of 2002 relative to corporate governance and such other laws and regulations as may be applicable with regard thereto.

Specifically with regard to compensation, the CNCG Committee is charged with overview of the Company’s compensation matters. The CNCG Committee reviews and approves our compensation philosophy and evaluates and determines CEO and executive officer compensation. It also reviews and approves compensation programs, plans and awards, and is responsible for administration of short term and long term incentive plans and other stock or stock based plans. The CNCG Committee is responsible for oversight of regulatory compliance with respect to compensation matters. In order to carry out its duties, the CNCG Committee has the ability to retain advisors to be used to assist the CNCG Committee in its duties.

With regard to nomination and governance functions the CNCG Committee recommends director nominees and appropriate policies and procedures for governance matters. The CNCG Committee has the following specific responsibilities: (i) to make recommendations as to size of the board of directors or any committee; (ii) identify potential board members; (ii) review the performance of the board and its members and committees at least annually; (iii) review the Corporate Governance Guidelines at least annually; (iv) review compliance with corporate governance requirements under applicable law and regulations of stock exchanges; (v) review the Code of Ethical Conduct and Business Practices annually and (vi) review all related party transactions, other than those which are directly reviewed by the Board of Directors.

Shareholders can obtain the CNCG Committee Charter upon request to: CU Bancorp, Corporate Secretary, 15821 Ventura Boulevard, Suite 100, Encino CA 91436. The CNCG Committee met eleven (11) times during 2012.

ITEM 11. EXECUTIVE COMPENSATION

Compensation, Nominating and Corporate Governance Committee Interlocks and Insider Participation

None of the Company’s executive officers served on the CNCG Committee, or equivalent, of another entity, one of whose executive officers or board members served on our board of directors, and none of the members of the CNCG Committee serves or has served as an officer or employee of the Company.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2012, 2011, and 2010, compensation information for services in all capacities to the Company for (i) the Chief Executive Officer, (ii) the Chief Financial Officer, and (iii) the other most highly compensated executive officers who were serving as executive officers at the end of 2012 and whose total compensation in 2012 exceeded $100,000 (collectively, the “Named Executive Officers”). There are no other executive officers of the Company.

Name and Principal Position	Year	Salary	Bonus[1]	Stock Awards[2]	Option Awards[3]	Non- Equity Incentive Plan Compen- sation	Change to Pension Value and Nonqualified Deferred Compensation Earnings[4]	All Other Compen- sation[5]	Total
David Rainer	2012	$368,333	$150,000	$235,000	$—	$—	$39,573	$44,693	$837,599
President & Chief Executive Officer CU Bancorp and California United Bank	2011	$335,000	$115,670	$500,000	$—	$—	$—	$44,939	$995,638
	2010	$305,144	$—	$366,000	$43,401	$—	$—	$44,281	$758,826

Anne Williams	2012	$270,834	$82,500	$152,750	$—	$—	$25,169	$18,191	$549,444
Executive Vice President, Chief Operating Officer and Chief Credit Officer CU Bancorp and California United Bank	2011	$250,000	$80,379	$312,500	$—	$—	$—	$17,693	$660,573
	2010	$237,641	$—	$244,000	$36,891	$—	$—	$17,184	$535,716

Anita Wolman	2012	$222,500	$67,500	$58,750	$—	$—	$34,799	$9,935	$393,484
Executive Vice President, General Counsel and Secretary CU Bancorp and California United Bank	2011	$210,000	$14,308	$62,500	$—	$—	$—	$9,245	$296,053
	2010	$205,081	$82,000	$122,000	$—	$—	$—	$15,767	$424,848

Karen Schoenbaum	2012	$221,533	$67,500	$58,750	$—	$—	$11,641	$21,972	$381,396
Executive Vice President and Chief Financial Officer CU Bancorp and California United Bank	2011	$204,202	$5,763	$62,500	$—	$—	$—	$17,225	$289,679
	2010	$190,279	$82,000	$48,800	$—	$—	$—	$24,971	$346,050

Robert Dennen	2012	$157,672	$0	$34,650	$—	$—	$—	$13,776	$206,098
Senior Vice President, Chief Accounting Officer CU Bancorp and California United Bank	2011	$152,892	$14,500	$—	$—	$—	$—	$6,407	$173,798
	2010	$150,262	$23,000	$21,350	$—	$—	$—	$11,516	$206,128

[1]

The Bonus payments reflected in the above table for 2012 were discretionary bonuses paid to the executives in August 2012 related to extraordinary efforts related to completion of the Bank Holding Company Reorganization, acquisition of Premier Commercial Bancorp and its subsidiary Premier Commercial Bank and the efficient and successful integration and conversion completed within 30 days of transaction closing. The Bonus payments reflected in above table for 2011 were paid to the executives in 2011 and were limited to the payment of tax obligation related to the vesting of restricted stock in 2011. The Bonus payments reflected in 2010 in the table above were earned for 2010 performance but paid in 2011.

[2]

The amounts in this column represent the grant date fair value of restricted stock awards issued to the named executives by the Company in the year of grant, as calculated in accordance with ASC Topic 718 (formerly FAS123(R). The amounts reported in the above table do not include any estimates of forfeitures. The amounts in prior years as reflected in the Company or the Bank’s prior proxy statement have been restated in accordance with the new SEC disclosure rules that require equity compensations awards be reported in the Summary Compensation Table at the grant date fair value. The new SEC disclosure rules require all prior year compensation awards in the Summary Compensation Table be recalculated to reflect these new rules.

[3]

The amounts in this column represent the grant date fair value of stock option awards issued to the name executives by the Company in the year of grant, as calculated in accordance with ASC Topic 718 (formerly FAS123(R). The amounts reported in the above table do not include any estimates of forfeitures. The amounts in prior years as reflected in the Company or the Bank’s prior proxy statement have been restated in accordance with the new SEC disclosure rules that require equity compensations awards be reported in the Summary Compensation Table at the grant date fair value. The new

SEC disclosure rules require all prior year compensation awards in the Summary Compensation Table be recalculated to reflect these new rules. The terms of the Employee Plan and the 2007 Plan are described in “—Grants of Plan-Based Awards in 2009—Stock Option Plans.” Furthermore, the amount recognized for these awards was calculated based on the Black-Scholes option-pricing model.
[4]

The amounts in this column represents the salary continuation plan accruals, i.e., the total change for each year in the accrued liability balance established with respect to the benefit obligation associated with the post-retirement salary continuation agreement of each Named Executive Officer. This plan was established in October 2012. See “Pension Benefits” and “Potential Payments Upon Termination or Change in Control” for more information about the salary continuation agreements. There were no above-market or preferential earnings on non-qualified deferred compensation accounts. The Company maintains an account for each deferred compensation plan participant that includes deferred compensation and any earnings thereon

[5]

See “All Other Compensation” table that follows for details of these amounts. The amounts in this column reflect (1) auto allowances, (2) amounts associated with life insurance premiums, executive medical examination costs, which benefits are not available to all employees of the Company, (3) country club dues and membership fees, a significant portion of which relates to business related entertainment and business development, (4) 401-K Employer contributions which are made at 3% of annual income for all employees, subject to IRS regulatory ceilings, and (5) excess vacation accrual that the employee was paid out for in 2010.

All Other Compensation

The amounts disclosed in the “All Other Compensation Column” of the Summary Compensation Table above consist of:

Named Executive Officer	Year	Automobile Allowance	Life Insurance and Executive Medical Premiums[1]	Country Club Dues and Membership Fees	401(k) Employer Contributions	Other	Total
David I. Rainer	2012	$9,000	$1,895	$26,448	$7,350	$—	$44,693
	2011	$9,000	$1,055	$27,534	$7,350	$—	$44,939
	2010	$9,000	$2,651	$25,280	$7,350	$—	$44,281

Anne A. Williams	2012	$9,000	$1,841	$—	$7,350	$—	$18,191
	2011	$9,000	$1,343	$—	$7,350	$—	$17,693
	2010	$9,000	$1,055	$—	$7,129	$—	$17,184

Anita Y. Wolman	2012	$—	$2,585	$—	$7,350	$—	$9,935
	2011	$—	$1,895	$—	$7,350	$—	$9,245
	2010	$—	$1,295	$—	$6,395	$8,077	$15,767

Karen A. Schoenbaum	2012	$9,000	$1,295	$—	$7,350	$4,327	$21,972
	2011	$9,000	$905	$—	$7,350	$—	$17,255
	2010	$9,000	$2,637	$—	$5,480	$7,854	$24,971

Robert J. Dennen	2012	$—	$2,585	$—	$5,090	$6,101	$13,776
	2011	$—	$1,055	$—	$5,352	$—	$6,407
	2010	$—	$1,055	$—	$4,681	$5,780	$11,516

[1]

Health care benefits, dental care benefits, vision care benefits, long term care benefits, short term disability benefits, and long term disability benefits are available to all employees of the Bank and do not discriminate in favor of executives and are therefore not included in the above table. The employee pays 100% of the cost of their short term disability benefits and their long term disability benefits. The Bank pays a base amount of all employees’ long term care benefits but any additional coverage elected by the employee above the base amount is paid by the employee. All Senior Vice Presidents and above, including the Named Executive Officers receive identical life insurance benefits providing life insurance in the amount of $300,000. Annual premium expense in excess of the base amount of $50,000 of insurance coverage is treated as imputed income to the employee. Executive Medical examinations are offered to only select executive officers of the Bank and the associated cost is included as additional compensation in the table above.

Other Perquisites and Benefits

In addition, the Company provided certain of its executive officers with memberships in various clubs and organizations, primarily for business development purposes. For additional information on benefits and perquisites, see the Summary Compensation Table included in the section below entitled “—Summary Compensation.”

Risk of Compensation Programs

The CNCG Committee engaged Amalfi Consulting to conduct a risk review of its compensation programs for all employees, including, but not limited to, Executive Officers. The report was received in May 2010. In October 2011, EW Partners, Inc. reviewed the Executive Performance Cash Incentive Plan and indicated that the plan did not present an environment of “encouraging excessive risk taking”. While certain recommendations of EW Partners, including adding a “clawback” provision to the Plan were added subsequent to October 2011 no other significant changes were made to the Executive Performance Cash Incentive Plan since that review and no payments were made in 2011 or 2012 pursuant to that Plan. Based on the information presented, the Company does not believe that the incentive plans promote significant risk taking or that such policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.

Impact of Accounting and Tax Treatments of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986 (as amended), places a limit of $1,000,000 on the amount of compensation that the Company may deduct in any one year with respect to each of its five most highly paid executive officers. There is an exception to the $1,000,000 limitation for performance-based compensation meeting certain requirements. Currently, remuneration is not expected to exceed $1,000,000 for any employee. Therefore, the Company does not expect that compensation will be affected by the qualifying compensation regulations. The Company will in the future attempt whenever possible to take full advantage of Section 162(m) in designing compensation programs; however, the Company believes that shareholder interests are best served by not restricting the Company’s discretion and flexibility in crafting and administering compensation programs, even though such programs may occasionally result in non-deductible compensation expenses. Accordingly, the Company may from time to time approve elements of compensation for certain officers that are not fully deductible.

Grants of Plan-Based Awards in 2012

The following table sets forth certain information regarding restricted stock awards granted under the Company’s 2007 Equity and Incentive Plan (“2007 Plan”) to the Named Executive Officers during 2012. There were no stock option awards granted to the Named Executive Officers during 2012.

Named	Grant Date	All Other Stock Awards: Number of Shares of Stock (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
David Rainer	8/14/2012	20,000		$—	$235,000
Anne Williams	8/14/2012	13,000		$—	$152,750
Anita Wolman	8/14/2012	5,000		$—	$58,750
Karen Schoenbaum	8/14/2012	5,000		$—	$58,750
Robert Dennen	9/7/2012	3,000		$—	$34,650

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table sets forth certain information regarding the holdings of stock options and restricted stock by the Named Executive Officers at December 31, 2012. The options were granted pursuant to the Company’s 2005 Stock Option Plan (“Employee Plan”) and the 2007 Plan.

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested ($)
David Rainer	218,750	—			$10.00	5/16/15	2,000	[1]	$23,420
	10,000	—			$22.00	4/25/16	2,500	[2]	$29,275
	60,000	—			$17.50	2/26/17	18,000	[3]	$210,780
	23,333	—			$16.00	9/24/17	30,000	[9]	$351,300
	4,000	6,000	[4]		$12.20	4/27/17	20,000	[10]	$234,200

Anne Williams	62,500	—			$10.00	5/16/15	800	[1]	$9,368
	5,000	—			$22.00	4/25/16	12,000	[7]	$140,520
	11,250	3,750	[8]		$7.80	1/27/15	18,750	[9]	$219,563
	3,400	5,100	[4]		$12.20	4/27/17	13,000	[10]	$152,230

Anita Wolman	52,500	—			$10.00	5/16/15	400	[1]	$4,684
	5,000	—			$22.00	4/25/16	6,000	[3]	$70,260
	5,250	1,750	[8]		$7.80	1/27/15	3,750	[9]	$43,913
							5,000	[10]	$58,550

Karen Schoenbaum	6,000	6,000	[5]		$12.52	10/27/15	1,000	[6]	$11,710
							2,400	[7]	$28,104
							3,750	[9]	$43,913
							5,000	[10]	$58,550

Robert Dennen	39,063	—			$10.00	5/16/15	400	[1]	$4,684
	5,000	—			$22.00	4/25/16	1,050	[3]	$12,296
	3,750	1,250	[8]		$7.80	1/27/15	3,000	[11]	$35,130

[1]	Restricted Stock granted on May 21, 2008 vests at a rate of 20% annually, commencing on the first anniversary of grant.
[2]	Restricted Stock granted on January 27, 2009 vests at a rate of 25% annually, commencing on the first anniversary of grant.
[3]	Restricted Stock granted on April 27, 2010 vests at a rate of 20% annually, commencing on the first anniversary of grant.
[4]	Stock options granted on April 27, 2010 have a term of seven (7) years and vest in four equal annual increments commencing on the first anniversary of the date of grant.
[5]	Stock options granted on October 27, 2009 have a term of six (6) years and vest in four equal annual increments commencing on the second anniversary date of the grant.
[6]	Restricted Stock granted on October 27, 2009 vests at a rate of 25% annually, commencing on the second anniversary of grant.
[7]	Restricted Stock granted on April 27, 2010 vest at a rate of 20% annually, commencing on the second anniversary of grant.
[8]	Stock options granted on January 27, 2009 have a term of six (6) years and vest in four equal annual increments commencing on the first anniversary date of the grant.
[9]	Restricted Stock granted on January 6, 2011 vest at a rate of 25% annually, commencing on the first anniversary of grant.
[10]	Restricted Stock granted on August 14, 2012 vest at a rate of 25% annually, commencing on the first anniversary of grant.
[11]	Restricted Stock granted on September 7, 2012 vest at a rate of 25% annually, commencing on the first anniversary of grant.

In August of 2012, David I. Rainer, the President and Chief Executive Officer, Anne A. Williams, the Executive Vice President, Chief Credit Officer and Chief Operating Officer, Karen Schoenbaum, the Executive Vice President and Chief Financial Officer and Anita Y. Wolman, the Executive Vice President, General Counsel and Secretary, received grants of restricted stock of 20,000 shares, 13,000 shares, 5,000 shares and 5,000 shares, respectively. In September of 2012, Robert Dennen, Chief Accounting Officer received 3000 shares of restricted stock. In January of 2011, David I. Rainer, the President and Chief Executive Officer, Anne A. Williams, the Executive Vice President, Chief Credit Officer and Chief Operating Officer, Karen Schoenbaum, the Executive Vice President and Chief Financial Officer and Anita Y. Wolman, the Executive Vice President, General Counsel and Secretary, received grants of restricted stock of 40,000 shares, 25,000 shares, 5,000 shares and 5,000 shares, respectively.

Option Exercises and Stock Vested in 2012

The following table sets forth certain information regarding stock options and restricted stock granted under the Employee Plan and the 2007 Plan to the Named Executive Officers. The dollar figures in the table below reflect the value on the exercise date for option awards and the value on the vesting date of the restricted stock award.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
David I. Rainer	-0-	-0-	20,500	$212,315
Anne A. Williams	-0-	-0-	11,050	$114,979
Anita Y. Wolman	-0-	-0-	3,650	$39,021
Karen A. Schoenbaum	-0-	-0-	2,550	$27,628
Robert J. Dennen	-0-	-0-	750	$8,393

Supplemental Executive Retirement Plan

As discussed above, retention of our key employees is an important element in the consistency and continuity of the execution of our strategy. Unexpected turnover in key executive positions can be disruptive and is a potential threat to the Company’s progress. Each of the named executives (other than Mr. Dennen) is eligible to participate in a supplemental executive retirement program (“SERP”) that is designed to reward long-term contribution to the Company. Under the SERP, after achieving defined length of service and vesting thresholds, each executive will receive up to fifteen annual payments upon reaching retirement, depending on their age at initiation of the SERP. The retirement payment is based on a percentage of the ending salary projected to be paid at the time of normal retirement. All current participants have vested in this benefit. We believe that the SERP is a key element of our executive retention strategy. The SERP was adopted by the Company in September 2012.

Pension Benefits

Name	Plan Name	Number of Years Credited Service[1]	Present Value of Accumulated Benefit[2]	Payments During Last Fiscal Year
David I. Rainer	Salary Continuation Agreement	n/a	$39,573	—
Anne Williams	Salary Continuation Agreement	n/a	25,169	—
Anita Wolman	Salary Continuation Agreement	n/a	34,799	—
Karen Schoenbaum	Salary Continuation Agreement	n/a	11,642	—

[1]	Benefits due under the salary continuation agreements are set forth in each agreement and are not determined by a formula based on years of service.
[2]

Represents the cumulative amount accrued with respect to the salary continuation agreements for each of the Named Executive Officers as of December 31, 2012. Monthly charges are made to accrue for these post-retirement benefit obligations in a systematic and orderly way using an appropriate discount rate, such that the accrued liability balance at the participant’s retirement date will be equal to the then present value of the benefits promised under the salary continuation agreement. During 2012, we used a 4.75% discount rate.

The Bank also maintains a 401(k) Plan for all employees. The Bank’s contributions under the 401(k) Plan related to the named executives are included in the Summary Compensation Table above.

Potential Payments upon Termination or Change-In-Control

Employment Agreements

The Company does not currently have any employment agreements with its named executive officers. As of December 31, 2012, there were no contractual or other payments due or payable upon termination except as set forth under the Change in Control Severance Plan.

Treatment of Outstanding Stock Options upon Termination or Change of Control

The following discussion addresses the effect upon stock options issued under the Employee Plan and the 2007 Plan in the event of a termination or change of control of the Company:

Termination of Employment or Affiliation

In the event an optionee ceases to be affiliated with the Company for any reason other than death, disability or termination for cause, the stock options granted to such optionee will expire at the earlier of the expiration dates specified for the options, or ninety (90) days following the employee’s termination of employment with the Company. If the Company terminates someone for cause, such option shall immediately terminate unless the board of directors provides that the option may be exercisable after the date of termination, but in no case may the option be exercisable more than 30 days after such termination. If someone dies or becomes disabled while holding a stock option, the stock option may be exercised by the legal representative of the optionee, or the optionee himself, as the case may be for a period of one year from the date of death, but no later than the expiration of the option. There are no special benefits related to stock options which apply only to the Named Executive Officers. The provisions described above apply to all employee stock options.

Liquidation or Change of Control

Options granted under the Employee Plan and the 2007 Plan are subject to a provision that takes effect upon a plan of dissolution, liquidation, reorganization, merger, consolidation or sale of substantially all of the assets of the Company to another corporation. Prior to the occurrence of any such change in control, all options granted under both plans will become immediately exercisable. There are no special benefits related to stock options which apply only to the Named Executive Officers. The provisions described above apply to all employee stock options.

Change in Control Severance Plan

To ensure the continuity of management in the event of a change in control, the Company has adopted a Change in Control Plan, or CIC Plan, which provides severance compensation within 24 months following a change in control of the Company to executive officers. The purpose of the CIC Plan is to assist in recruiting, encourage retention and minimize the uncertainty and distraction caused by the potential for acquisitions and to allow our executive officers to focus on performance by providing transition assistance if there is a change in control. In addition the program is intended to align executive and shareholder interests by enabling the executive officers to consider corporate transactions that are in the best interests of the shareholders and other constituents of the company without undue concern over whether the transactions may jeopardize the executive’s own employment. The CIC Plan is a “double trigger” plan in that it requires that there be a change in control and a termination of employment (voluntary or involuntary) thereafter for benefits to be available. Additionally, under the Company’s existing equity plans all outstanding unvested stock options or restricted stock would vest upon a change in control. Payments under these change in control plans did not influence the Compensation, Nominating and Corporate Governance Committee decisions with respect to other aspects of the Named Executive Officers’ compensation since the compensation committee believes that payments following termination of service may never occur, while payment for services rendered provide an immediate benefit which enhances shareholder value.

Under the CIC Plan, Change of Control is defined as: (i) Any “person,” as such term is used in Sections 13(d) and 14(d) of the Exchange Act (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of CU Bancorp, or any company owned, directly or indirectly, by the shareholders of CU Bancorp in substantially the same proportions as their ownership of stock of CU Bancorp) becomes, after the Effective Date, the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of CU Bancorp (not including in the securities beneficially owned by such person any securities acquired directly from CU Bancorp or its affiliates) representing 50% or more of the combined voting power of CU Bancorp’s then outstanding securities, other than (A) CU Bancorp or any successor to CU Bancorp by means of a transaction that is not a Change of Control, or (B) a group of two or more persons not acting in concert for the purpose of acquiring, holding or disposing of such stock. The acquisition of additional stock by any person who immediately prior to such acquisition already is the beneficial owner of more than fifty percent (50%) of the capital stock of CU Bancorp entitled to vote in the election of directors is not a Change of Control; (ii) During any period of 12 months, individuals who at the beginning of such period constitute the board of directors, and any new director whose election by the board of directors or nomination for election by CU Bancorp’s shareholders was approved by a vote of a majority of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority thereof ; (iii) The merger or consolidation of CU Bancorp with any other corporation, other than (A) a merger or consolidation which would result in the voting securities of CU Bancorp outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity), in combination with the ownership of any trustee or other fiduciary holding securities under an employee benefit plan of CU Bancorp, more than 50% of the combined voting power of the voting securities of CU Bancorp or such surviving entity outstanding immediately after such merger or consolidation, (B) a merger or consolidation effected to implement a recapitalization of CU Bancorp (or similar transaction) in which no person acquires more than 50% of the combined voting power of CUB’s then outstanding securities or (C) a merger or consolidation of CU Bancorp with one or more other persons that are related to CU Bancorp immediately prior to the merger or consolidation. For purposes of this provision, persons are “related” if one of them owns, directly or indirectly, at least fifty percent (50%) of the voting capital stock of the other or a third person owns, directly or indirectly, at least fifty percent (50%) of the voting capital stock of each of them’ or (iv) The sale or disposition by CU Bancorp of all or substantially all of its assets to one or more persons that are not related to CU Bancorp immediately prior to the sale or transfer.

Under the CIC Plan, “Compensation” is defined as the base salary in effect on the date of any employee’s termination of employment plus the average of the annual bonus paid to such person in each of the previous two completed fiscal years. In addition the employee is entitled to 24 months of reimbursement for any COBRA premiums paid for 24 months following termination. CEO Rainer is entitled to 3 times Compensation and the other Named Executive Officers are entitled to 2 times Compensation.

Severance Benefits under the CIC Plan which constitute “Parachute Payments” within the Internal Revenue Code (“IRC”) Section 409A will be reduced in order to result in no portion of such payments being subject to the excise tax imposed by IRC Section 4999. In addition, pursuant to IRC Section 409A in certain circumstances payments will be delayed for a period of six months following a participant’s termination of employment. In such event, the Severance Benefits will be contributed to a trust for the benefit of the participant and paid at the expiration of the six month period.

Termination Payments and Benefits for David I. Rainer, Anne A. Williams, Karen A. Schoenbaum, Anita Y. Wolman and Robert J. Dennen

David I. Rainer	Employment Agreement(1) ($)	Other Agreements or Plans ($)	Total ($)
Termination by the Bank without “Cause”	0	0	0
Termination by the Bank for “Cause”	0	0	0
Termination by Executive on “Other Event”	0	0	0
Change of Control	0	1,562,481	1,562,481
Death	0	0	0

(1)	None of the Named Executive Officers currently has an employment agreement with the Bank.

Anne A. Williams	Employment Agreement(1) ($)	Other Agreements or Plans ($)	Total ($)
Termination by the Bank without “Cause”	0	0	0
Termination by the Bank for “Cause”	0	0	0
Termination by Executive on “Other Event”	0	0	0
Change of Control	0	1,289,830	1,289,830
Death	0	0	0

(1)	None of the Named Executive Officers currently has an employment agreement with the Bank.

Karen A. Schoenbaum	Employment Agreement(1) ($)	Other Agreements or Plans ($)	Total ($)
Termination by the Bank without “Cause”	0	0	0
Termination by the Bank for “Cause”	0	0	0
Termination by Executive on “Other Event”	0	0	0
Change of Control	0	681,694	681,694
Death	0	0	0

(1)	None of the Named Executive Officers currently has an employment agreement with the Bank.

Anita Y. Wolman	Employment Agreement(1) ($)	Other Agreements or Plans ($)	Total ($)
Termination by the Bank without “Cause”	0	0	0
Termination by the Bank for “Cause”	0	0	0
Termination by Executive on “Other Event”	0	0	0
Change of Control	0	728,947	728,947
Death	0	0	0

(1)	None of the Named Executive Officers currently has an employment agreement with the Bank.

Robert J. Dennen	Employment Agreement(1) ($)	Other Agreements or Plans ($)	Total ($)
Termination by the Bank without “Cause”	0	0	0
Termination by the Bank for “Cause”	0	0	0
Termination by Executive on “Other Event”	0	0	0
Change of Control	0	439,627	439,627
Death	0	0	0

Change in Control Benefits for all Named Executive Officers includes the value of unvested stock options and restricted stock, the vesting of which would accelerate upon a change in control. Amounts set forth for Messrs. Rainer have been cut back to the limit under Internal Revenue Code 280G to prevent imposition of the excise tax.

Long-Term Compensation/401(k) Plan

The Company has established a contributory 401(k) defined contribution plan covering substantially all employees. The plan allows eligible employees to contribute a portion of their income to a trust on a tax-favored basis and to invest their deferred income tax free until retirement. Participants are 100% vested in their own deferrals. For 2008, 2009, 2010, 2011 and 2012, the Company elected to make a “safe harbor’ or Guaranteed Company Contribution of 3% of salary to all employees. Safe harbor contributions are immediately vested. The decision to make a Guaranteed Company Contribution is made on an annual basis. The Company may also make discretionary “Profit Sharing Contributions.” Discretionary contributions will vest 20% each year of employment, beginning on the first anniversary of employment.

Participants are able to direct investment of their deferrals, Guaranteed Company Contributions and any Rollover Contributions. The Company has provided a broad range of diversified investment options or mutual funds with different risk and return characteristics for participants, through the John Hancock Life Insurance Company (USA). Participants are not able, at this time, to invest 401(k) savings in the Company’s common stock. Four employees of the Company serve as Trustees of the 401(k) Trust. They are: David I. Rainer, President and Chief Executive Officer; Anne A. Williams, Executive Vice President, Chief Credit Officer and Chief Operating Officer; Robert J. Dennen, Senior Vice President and Chief Accounting Officer; and Anita Y. Wolman, Executive Vice President, General Counsel and Corporate Secretary.

Director Compensation

Director Compensation

During 2012, each Director received an annual retainer of $10,000 (paid quarterly). In addition, the Chairman of the Audit Committee, the Chairman of the Compensation Committee and the Chairman of the Loan Committee each received an additional $4,000 annually (paid quarterly). Directors also received $500 a meeting (capped at $7,500 annually). Executive Committee members received an additional $2,000 annually. In addition, the Board member who is the liaison to the management CRA Committee received additional compensation of $2,000 annually. In September 2012 changes were made to the Director Compensation effective in October 2012. All non-employee Directors now receive an annual retainer of $27,000 (paid quarterly) with the Company’s Vice Chairman, Chairs of Committees and the liaison to the management CRA Committee receiving an additional $7,500 annually (paid quarterly). There is no per meeting fee, but Directors are expected to attend at least 2/3 of all applicable meetings. Payment is made on a quarterly basis. In addition, in September 2012, non-employee Directors each received grants of 1,000 shares of restricted stock. Compensation paid to David I. Rainer and Anne A. Williams is not included in this table because they were both employees during 2012 and therefore received no additional compensation for services as directors.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards[1] ($)	Option Awards[2] ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Roberto E. Barragan	$18,000	$11,550		—	—	—	$29,550
Kenneth L. Bernstein	$23,166	$11,550		—	—	—	$34,716
Kenneth Cosgrove[3]	$3,667	$11,550		—	—	—	$15,217
Stephen G. Carpenter	$18,666	$11,550		—	—	—	$30,216
Robert C. Matranga[3]	$3,167	$11,550		—	—	—	$14,717
Roy A. Salter	$16,000	$11,550		—	—	—	$27,550
Daniel F. Selleck	$13,500	$11,550		—	—	—	$25,050
Lester M. Sussman	$18,500	$11,550		—	—	—	$30,050
Charles H. Sweetman	$17,833	$11,550		—	—	—	$29,383

[1]

The amounts in this column represent the grant date fair value of restricted stock awards issued to the directors by the Bank with respect to 2012, as calculated in accordance with ACS Topic 718. The amounts reported in the above table do not include any estimates of forfeitures. Each Director was granted 1,000 shares of restricted stock on September 7, 2012. These shares of restricted stock vest 50% on the first anniversary date and 50% on the second anniversary date of the grant.

[2]	The amounts in this column represent the grant date fair value of stock options granted to directors with respect to 2012, as calculated in accordance with ACS Topic 718.
[3]	These individuals became Directors of the Company effective August 1, 2012 upon finalization of the merger with Premier Commercial Bancorp.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2012 with respect to the shares of the Company’s common stock that may be issued under existing equity compensation plans. This table does not reflect the number of restricted shares of stock that have been issued under the Company’s equity compensation plans.

Plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the second column)
Equity Compensation Plans Approved by Security Holders:
Employee Plan (2005)	604,313	$12.79	—
2007 Equity Compensation Plan	130,583	$10.83	931,638

Total	734,896	$12.44	931,638

Subsequent to December 31, 2012, the Company’s Board of Directors granted an additional 2,500 shares of restricted stock to a newly hired Company employee. After the issuance of these shares, there were 929,138 shares remaining that could be issued under the equity compensation plan.

In October of 2011, the shareholders of the Company approved the increase of 1,000,000 of additional option awards that can be issued under the 2007 Plan. These 1,000,000 shares are reflected in the above table.

Both the 2007 Plan and the Employee Plan were originally adopted by California United Bank and were assumed by CU Bancorp as part of the Bank Holding Company Reorganization.

Plan Not Approved by Shareholders

On May 17, 2005, the board of directors adopted the California United Bank 2005 Non-Qualified Stock Option Plan (the “Non-Qualified Plan”). The Non-Qualified Plan covered 350,000 shares of our common stock. The Non-Qualified Plan provided for the grant of “non-qualified” stock options. All stock options issuable under the Non-Qualified Plan were intended to be granted exclusively to non-employee directors and founders of California United Bank. All stock options granted pursuant to the Non-Qualified Plan were granted at fair market value on the date of grant. The 2005 Non-Qualified Stock Plan was terminated in 2007. All option grants under this plan have either been exercised or expired, and there are no longer any outstanding options under the 2005 Non-Qualified Plan.

Compensation Discussion and Analysis

This section addresses the compensation programs, philosophy and objectives, of CU Bancorp and its banking subsidiary, California United Bank (collectively, the “Company”). This section also addresses the factors most relevant to understanding the Company’s compensation programs and what they are designed to reward.

Summary and Corporate Governance

The CNCG Committee is composed entirely of independent directors and is responsible for reviewing and approving the Company’s overall compensation programs, plans and awards, including approving salaries, awarding bonuses and granting stock based compensation to the Named Executive Officers and for formulating, implementing and administering the Company’s short-term and long-term incentive plans and other stock or stock-based plans. The CNCG Committee establishes the factors and criteria upon which the Named Executive Officers’ compensation is based and how such compensation relates to the Company’s performance, general compensation policies, competitive realities and regulatory requirements. The Committee also provides recommendations regarding director compensation programs. The CNCG Committee also reviews the Company’s compensation plans for risk.

Philosophy

We seek to establish compensation levels that are both consistent with the external competitive market and also reflective of the internal value of each position based on our strategies and business goals. Our compensation programs are designed to achieve an appropriate balance between fixed and variable pay, which may change from time to time, and result in our executives having more pay at risk than non-executive colleagues. As part of our decision making process for executive compensation, we internally compare colleagues’ roles and their respective performance. The performance of all Named Executive Officers is reviewed annually to assess respective contribution and competencies. We look at the relative level of complexity and significant differences of each job position, the position of the job in the Company’s hierarchy, the internal reporting relationship of the job position and the added value of the job to the Company and then calibrate the total compensation appropriately.

The Company’s compensation programs are designed, among other things, to emphasize the link between compensation and performance, taking into account competitive compensation levels in similar banks and in the markets where the Company competes for talent as well as performance by the executive, their particular skills, background and expertise. The policies and underlying philosophy governing the Company’s compensation programs include the following:

Highly Experienced Executives. Employment of exceptional performers with experience not typically found in peer community banks. Executives are generally expected to have backgrounds and experience in multi-billion dollar regional or national banks or other similar levels of experience for their particular area of emphasis. Executives have a high level of educational background, including professional degrees.

Retention of Key Executives. Continued retention of key executives responsible for the development and success of the organization, client development and shareholder relationships.

Significant Portfolios Held by Executives. The Company executives may hold multiple positions and responsibilities which makes comparison to peers less meaningful.

Internal and External Fairness. Recognizing the importance of perceived fairness both internally and externally related to compensation practices. The CNCG Committee has evaluated the overall economic impact of the Company’s compensation practices and, when deemed necessary, has consulted with independent outside advisors in the evaluation of contractual obligations and compensation levels.

Pay Aligned with Performance: The Company provides a highly competitive salary combined with incentive opportunities that create “leveraged” compensation, providing the opportunity for above-market total compensation for outstanding company and individual performance. A meaningful portion of annual executive compensation should be related to factors that can affect the financial performance of the Company.

Shareholder Value and Long-Term Incentives. The Committee believes that the long-term success of the Company and its ability to consistently increase shareholder value is dependent on its ability to attract and retain skilled executives, particularly those currently in place. The Company’s compensation strategy encourages equity-based compensation to align the interests of management and shareholders.

Flexibility. The Company recognizes that the market for talent requires flexibility in compensation in order to attract and retain qualified individuals. Salary ranges and individual compensation decisions take into account local competitive pressures and changing conditions. Furthermore, the targeted position relative to market may vary depending on the type and level of position, recognizing the different recruiting conditions and relative importance of various qualifications.

Risk Mitigation. The Company uses a combination of short term and long term compensation. The latter is impacted by the Company’s performance and mitigates the benefit to executives from exposing the Company to short term risks, as the value of the long term compensation, particularly equity grants, is substantially impacted by the Company’s long term performance.

The following table lists some of the major components of compensation that may be utilized as part of the compensation program.

Component	Primary Objective
Base salary	• Attract talent • Recognize individual differences in performance, experience, expertise, responsibility, and position worth

• Retain talent

Annual cash incentives

•      Motivate achievement of annual goals

•      Provides a vehicle for “adjusting” pay on an annual basis to reflect individual and corporate-wide performance

•      Reward achievement of strategic goals or corporate events

•      Structured to mitigate risk to institution by rewarding for performance

Long-term equity incentives	• Motivate achievement of long-term performance • Align employees with shareholders • Mitigate risk of short term performance indicators with longer term view • Retain talent

Retirement plans and SERPS, employment contracts

•      Reduce shortfalls of qualified plans

•      Provide financial security, protection, and retention

*  The Bank does not currently offer its executives employment agreements, a defined benefit plan, or deferred compensation other than a SERP introduced in 2012, although these other vehicles may be considered in the future

Supplemental benefits (perquisites and severance )	• Provides financial security, protection and retention

The primary goal of the compensation philosophy for executives is to attract and retain highly competent banking professionals with proven performance records and to incent them to achieve corporate goals, strategies and performance metrics. The CNCG Committee believes that retention of each of the Named Executive Officers is critical to the Company’s success going forward and that previous success was generated, to a significant level, based upon the efforts of these people. The CNCG Committee achieves this objective by setting base compensation at competitive levels, generally targeted to at least the 75th percentile of peers and market and by rewarding executive officers with stock option, restricted stock or other equity incentive compensation grants which provide long term compensation and significant alignment with shareholder interests.

Cash incentives are generally designed to provide incentive for achievement of the Company’s performance and strategic goals. The Company has implemented an Executive Performance Cash Incentive Plan (the “Incentive Plan”) which is designed to reward participants for any or all of the following components included in achieving the Company’s annual financial plan and profitability targets: (i) execution of strategic initiatives; (ii) profitability; (iii) loan growth; (iv) asset and credit quality; (v) deposit growth and (vi) efficiency ratio. The respective weight of each of these factors may differ for each executive to emphasize their responsibilities and areas of competence. For 2012 there were three levels of performance with differing possible payouts: (i) “Threshold Plan Target” – performance within 80-100% of the Company’s financial plan, growth and/or profitability targets for the year; (ii) “Meets Plan Target”– performance of 100% of the financial plan and/or profitability targets for the year; and (iii) “Exceeds Plan Target”–performance within 100 – 125% of the financial plan and/or profitability targets for the year. A “scorecard” is reviewed quarterly detailing performance to these metrics. In addition, consideration is given to overall Company performance compared to peers. Peer performance is also included in the quarterly scorecards. The CNCG Committee also retains discretion to pay cash incentives notwithstanding the fact that the Company has not achieved targets or to withhold cash incentives for any reason. The following chart outlines the 2012 eligibility of each Named Executive Officer for payouts under the Incentive Plan.

Target Opportunity

Position Title	Threshold Plan Target	Meets Plan Target	Exceeds Plan Target
President & CEO	30% of base salary*	50% of base salary*	75% of base salary*
CCO & COO	20% of base salary*	40% of base salary*	60% of base salary*
CFO	20% of base salary*	40% of base salary*	60% of base salary*
General Counsel	20% of base salary*	40% of base salary*	60% of base salary*
CAO	10% of base salary*	25% of base salary*	40% of base salary*

*	Equivalent of current annual base salary at time of award payout.

For 2012, while the Company achieved certain of the metrics for the Threshold Plan Target, other metrics were negatively impacted by the costs of the Bank Holding Company Reorganization, the acquisition of Premier Commercial Bancorp and Premier Commercial Bank as well as the system conversion related thereto. No short term incentives were paid to Named Executive Officers under the Incentive Plan for 2012 to date.

Peer Group Review and Market Study

When reviewing compensation components for the Named Executive Officers and Directors, the CNCG Committee considers as one element of analysis, the compensation practices of specific peer companies whose asset size, business type and geography are comparable to the Bank. In selecting the peer group to be considered in setting 2010 compensation, the CNCG Committee considered other banks with assets from $450 million to $1.4 billion located in California, Oregon and Washington. These banks were primarily chosen due to asset size and geography rather than similar business type.

The CNCG Committee approved the following specific peer group of 20 publicly-traded financial institutions for purposes of benchmarking 2010 compensation:

American River Bancshares	Bank of Marin Bancorp
Bank of Commerce Holdings	Bridge Capital Holdings
Community West Bancshares	First California Financial Group
FNB Bancorp	Heritage Commerce Corp
Heritage Financial Corporation	Heritage Oaks Bancorp
North Valley Bancorp	Northwest Bancorporation
Oak Valley Bancorp	Pacific Mercantile Bancorp
Pacific Premier Bancorp, Inc.	Pacific Continental Corporation
Sierra Bancorp	Sonoma Valley Bancorp
Summit State Bank	Washington Banking Company

In 2012, in view of the growth experienced by the Company and the pending Bank Holding Company Reorganization and acquisition of Premier Commercial Bancorp and Premier Commercial Bank, the CNCG Committee reviewed a group of six (6) financial institutions of similar asset size in California for base compensation of Chief Executive Officers and made adjustments to the CEO’s base salary and made similar adjustments to the other Named Executive Officers. The six peers reviewed were:

Bank of Marin Bancorp	Farmers and Merchants Bancorp
Pacific Premier Bancorp	Pacific Mercantile Bancorp
Bridge Capital Holdings	First California Financial Group

Effective March 1, 2012, David I. Rainer and Anne A. Williams’ base compensation was increased to $375,000 and $275,000, respectively. At the same date, each of Karen A. Schoenbaum’s and Anita Y. Wolman’s base compensation was increased to $225,000. Each of these increases was made based not exclusively on peer data but included consideration of the executive’s demonstrated ability, experience, past and potential performance and contribution to the Company and in view of each of the individual’s extraordinary ability in positioning the Company to continue to grow and acquire through a challenging economic environment.

Compensation Consultants

Amalfi Consulting, a national human resources consulting firm, was engaged in 2010 to provide services as the CNGC Committee’s independent compensation consultant to assist in the development of the Bank’s peer group, evaluate executive officer compensation to like positions in these peers groups, provide analysis on the data and recommend compensation elements, including overall compensation philosophy, base salary, annual incentive compensation, long-term incentives, and perquisites. Amalfi conducted a review of the Company’s total compensation programs, which provided a guide for the Committee to set compensation for Named Executive Officers at that time. Amalfi did not perform any other services for the Company and there are no known conflicts of interest between Amalfi and its affiliates and the Company and its affiliates. Amalfi reported directly to the Committee and did not provide services to, or on behalf of, any other part of the Company’s business. Major services provided by Amalfi included: (1) assisting in the development of the Bank’s peer group; and (2) evaluating executive officer compensation to like positions in the peer group, providing analysis on the data, including overall compensation philosophy, base salary, annual bonus compensation, long-term equity awards, and perquisites. Amalfi did not provide any services to the Committee during 2011 or 2012. However, the review and analysis performed in 2010 continued to be used to some extent in 2011 in assisting in setting executive compensation.

EW Partners, Inc. (“EW”) an independent compensation consulting firm, was engaged by the Committee in April 2013 to conduct a formal review of the Company’s executive compensation. EW provided a review of director compensation in 2012. EW does not perform any other services for the Company and there are no known conflicts of interest between EW and its affiliates and the Company and its affiliates. EW reports directly to the Committee and does not provide services to, or on behalf of, any other part of the Company’s business. The major services provided expected to be provided by EW in 2013 will include: 1) review of the Company’s current peer group and/or revision and assistance in development of the peer group, 2) review and analysis of appropriate compensation information from the peer group, and 3) comprehensive review of the Company’s executive compensation programs. The analysis and review performed by EW in 2013 and any actions taken by the CNCG Committee pursuant thereto are not expected until late in 2013.

This compensation philosophy will be reviewed periodically by the CNCG Committee and will be modified, as appropriate, to reflect market trends and industry best practices.

Respectfully Submitted:

Compensation, Nominating and Corporate Governance Committee of

the Board of Directors of CU Bancorp

Charles Sweetman, Chairman

Roberto Barragan

Stephen Carpenter

Roy Salter

Dated April 25, 2013

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shareholdings of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 25, 2012, concerning the beneficial ownership of CUB’s outstanding common stock: (i) by each of the directors of CUB; (ii) by each of the CUB’s named executive officers and (iii) by all directors and executive officers1 of CUB as a group. Management is not aware of any change in control of CUB that has occurred since January 1, 2012 or of any arrangement that may, at a subsequent date, result in a change in control of CUB. Other than David I. Rainer, and Banc Funds Co. LLC, management of CUB does not know of any person who owns, beneficially or of record, more than 5% of CUB’s outstanding common stock.

Name and Position Held	Number of Shares of Common Stock Beneficially Owned[1]		Number of Shares Subject to Vested Stock Options[2]	Percent of Class Beneficially Owned[2]
Roberto E. Barragan, Director	12,200	[3]	—	.11%
Kenneth L. Bernstein, Director	68,052	[4]	—	.63%
Kenneth Cosgrove, Director	322,373	[5]	—	3.00%
Stephen G. Carpenter, Vice Chairman of the Board	71,000	[6]	—	.66%
Robert C. Matranga, Director	243,244	[7]	—	2.26%
Roy A. Salter, Director	63,655	[8]	—	.59%
Daniel F. Selleck, Director	67,150	[9]	—	.63%
Lester M. Sussman Director	1,800	[10]	—	.02%
Charles H. Sweetman, Director	56,500	[11]	—	.53%
David I. Rainer, Chairman of the Board, President & Chief Executive Officer	213,331	[12]	318,083	4.81%
Anne A. Williams, Director, Executive Vice President, Chief Operating Officer & Chief Credit Officer	101,241	[13]	87,600	1.74%
Anita Wolman, Executive Vice President, General Counsel & Corporate Secretary	35,743	[14]	64,500	.93%
Karen A. Schoenbaum, Executive Vice President & Chief Financial Officer	16,000	[15]	6,000	.21%
Robert J. Dennen, Senior Vice President and Chief Accounting Officer	62,000	[16]	49,063	1.03%
All Directors, Nominees and Executive Officers as a Group (14 in number)	1,334,289		525,246	16.51%

[1]

Includes shares beneficially owned, directly and indirectly, together with associates. Also includes shares held as trustee and held by or as custodian for minor children. Unless otherwise indicated, all shares are held as community property under California law or with sole voting and investment power. Does not include shares that may be acquired upon exercise of stock options, which are identified separately in this table.

[2]

Shares subject to options held by executive officers that were exercisable within 60 days after April 25, 2013 (vested) are treated as issued and outstanding for the purpose of computing the percent of the class owned by such person but not for the purpose of computing the percent of class owned by any other person. For All Directors and Executive Offices as a Group, all 525,246 vested stock options held by such persons are treated as issued and outstanding when computing the percent of class. There are no Director non-qualified stock options as of April 25, 2013. All Director non-qualified stock options that have been granted to Directors in prior years have been exercised and or cancelled, and there are no outstanding (non-vested or vested) non-qualified stock options that have been granted to Directors as of April 25, 2013.

[3]

Includes 10,450 shares owned as Trustee of the Roberto and Silvia Living Trust, and includes 1,750 shares of Restricted Stock with 750 shares vesting on June 27, 2013, 500 shares vesting on September 7, 2013 and 500 shares vesting on September 7, 2014. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.

[4]

Includes 25,000 shares owned as Trustee of the BFC Financial Corp. Pension and Profit Sharing Plan, Mr. Bernstein IRA; 35,802 shares held jointly with Mr. Bernstein’s spouse as Trustees of the Kenneth and Joni Bernstein Family Trust; 5,500 shares owned by his spouse’s IRA, and includes 1,750 shares of Restricted Stock with 750 shares vesting on June 27, 2013, 500 shares vesting on September 7, 2013 and 500 shares vesting on September 7, 2014. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.

[5]

Includes 175,282 shares held jointly with his spouse as Trustees of the Kenneth Cosgrove & Carolyn Cosgrove Family Trust, includes 22,956 shares in Mr. Cosgrove’s 401K account, 15,098 shares in Mr. Cosgrove’s self directed IRA account, 19,885 shares in Carolyn Cosgrove’s self directed IRA account, 88,152 shares held directly by Mr. Cosgrove and includes 1,000 shares of Restricted Stock with 500 shares vesting on September 7, 2013 and 500 shares vesting on September 7, 2014. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.

[6]

Includes 69,250 shares held jointly with his spouse as Trustees of the Stephen and Janell Carpenter Family Trust, and includes 1,750 shares of Restricted Stock with 750 shares vesting on June 27, 2013, 500 shares vesting on September 7, 2013 and 500 shares vesting on September 7, 2014. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.

[7]

Includes 107,033 shares owned as Trustee of the Matranga Family Trust UA Dtd 10/24/89, 106,566 shares as Trustee for the Matranga Grandchildren Trust, 28,645 shares as Trustee of the Matranga 2001 Trust, and includes 1,000 shares of Restricted Stock with 500 shares vesting on September 7, 2013 and 500 shares vesting on September 7, 2014. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.

[8]

Includes 61,905 shares held jointly with his spouse as Trustee of the Roy and Traci Salter Living Trust and includes 1,750 shares of Restricted Stock with 750 shares vesting on June 27, 2013, 500 shares vesting on September 7, 2013 and 500 shares vesting on September 7, 2014. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.

[9]

Includes 28,500 Shares owned as Trustee of the Daniel F. Selleck Family Trust; 36,900 directly owned by Mr. Selleck and includes 1,750 shares of Restricted Stock with 750 shares vesting on June 27, 2013, 500 shares vesting on September 7, 2013 and 500 shares vesting on September 7, 2014. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.

[10]

Includes 800 shares owned by Mr. Sussman and includes 1,000 shares of Restricted Stock with 500 shares vesting on September 7, 2013 and 500 shares vesting on September 7, 2014. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.

[11]

Includes 37,750 shares owned as trustee of the Charles H. Sweetman 1996 Trust; 14,000 shares directly owned by Mr. Sweetman; 2,000 shares owned by Sweetman Properties, LLC; 1,000 shares owned by his spouse as Trustee of the Judith Sweetman Trust, and includes 1,750 shares of Restricted Stock with 750 shares vesting on June 27, 2013, 500 shares vesting on September 7, 2013 and 500 shares vesting on September 7, 2014. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.

[12]

Includes 121,731 shares owned as Trustee of the David and Anne Rainer Trust; 31,500 shares owned by Mr. Rainer’s IRA; 100 shares directly owned by Mr. Rainer; and the following Restricted Stock; 2,000 shares of Restricted vesting on May 21, 2013; includes 18,000 shares of Restricted Stock with 6,000 shares vesting on April 27, 2013, 6,000 shares vesting on April 27, 2014 and 6,000 shares vesting on April 27, 2015; includes 20,000 shares of Restricted Stock with,10,000 shares vesting on January 6, 2014 and 10,000 shares vesting on January 6, 2015; and includes 20,000 shares of Restricted Stock with 5,000 shares vesting on August 14, 2013, 5,000 shares vesting on August 14, 2014, 5,000 shares vesting on August 14, 2015 and 5,000 shares vesting on August 14, 2016. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.

[13]

Includes 62,941 shares directly owned by Ms. Williams; and includes the following Restricted Stock; 800 shares of Restricted Stock vesting on May 21, 2013. Includes 12,000 shares of Restricted Stock with 4,000 shares vesting on April 27, 2013, 4,000 shares vesting on April 27, 2014 and 4,000 shares vesting on April 27, 2015. Includes 12,500 shares of Restricted Stock with 6,250 shares vesting on January 6, 2014 and 6,250 shares vesting on January 6, 2015. Includes 13,000 shares of Restricted Stock with 3,250 shares vesting on August 14, 2013, 3,250 shares vesting on August 14, 2014, 3,250 shares vesting on August 14, 2015 and 3,250 shares vesting on August 14, 2016. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.

[14]

Includes 5,200 shares owned by spouse’s IRA and 16,643 shares directly by Ms. Wolman; and includes the following Restricted Stock; 400 shares of Restricted Stock vesting on May 21, 2013. Includes 6,000 shares of Restricted Stock with 2,000 shares vesting on April 27, 2013, 2,000 shares vesting on April 27, 2014 and 2,000 shares vesting on April 27, 2015. Includes 2,500 shares of Restricted Stock with 1,250 shares vesting on January 6, 2014 and 1,250 shares vesting on January 6, 2015. Includes 5,000 shares of Restricted Stock with 1,250 shares vesting on August 14, 2013, 1,250 shares vesting on August 14, 2014, 1,250 shares vesting on August 14, 2015 and 1,250 shares vesting on August 14, 2016. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.

[15]

Includes 5,100 shares owned directly by Ms. Schoenbaum; and includes the following Restricted Stock; 1,000 shares of Restricted Stock with 500 shares vesting on October 27, 2013, 500 shares vesting on October 27, 2014. Includes 2,400 shares of Restricted Stock with 800 shares vesting on April 27, 2013, 800 shares vesting on April 27, 2014 and 800 shares vesting on April 27, 2015; includes 2,500 shares of Restricted Stock with 1,250 shares vesting on January 6, 2014 and 1,250 shares vesting on January 6, 2015; and includes 5,000 shares of Restricted Stock with 1,250 shares vesting on August 14, 2013, 1,250 shares vesting on August 14, 2014, 1,250 shares vesting on August 14, 2015 and 1,250 shares vesting on August 14, 2016. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.

[16]

Includes 5,000 shares owned as co-trustee with Mr. Dennen‘s spouse of the Robert J. Dennen and Randi M. Dennen Trust; 1,000 shares owned as Trustee for Mitchell Dennen and 2,500 shares owned as Trustee for the Dennen Family Trust, 43,050 directly owned by Mr. Dennen and includes the following Restricted Stock; 400 shares of Restricted vesting on May 21, 2013; includes 1,050 shares of Restricted Stock with 350 shares vesting on April 27, 2013, 350 shares vesting on April 27, 2014 and 350 shares vesting on April 27, 2015. and includes 3,000 shares of Restricted Stock with 750 shares vesting on September 7, 2013, 750 shares vesting on September 7, 2014, 750 shares vesting on September 7, 2015 and 750 shares vesting on September 7, 2016. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.

Principal Shareholders and Change of Control

The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of April 25, 2013 by those persons known by the Company to own more than 5% of the outstanding Common Stock of the Company, except as previously disclosed above. The shareholder’s ownership percentage is based on 10,737,624 shares of common stock outstanding as of April 25, 2013.

Name of Beneficial Owner	Number of Shares		Percent of Class Owned
Banc Funds Co. LLC	860,444	(1)	8.01%

(1)	Based on our records and information reported on a Schedule 13F as filed with the Securities and Exchange Commission as of December 31, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During 2012 there were no existing or proposed, material transactions between CU Bancorp and of its executive officers, directors, or principal shareholders (beneficial owners of 5% or more of our Common Stock), or the immediate family or associates of any of the foregoing persons, except as indicated below.

Some of CU Bancorp’s directors and executive officers, as well as the companies with which such directors and executive officers are associated, are customers of, and have had banking transactions with California United Bank in the ordinary course of its businesses, and California United Bank expects to have such ordinary banking transactions with such persons in the future. At the present time, California United Bank does not have any lending relationship with our directors and officers or entities controlled by any of our directors or officers and none is contemplated in the future, with the exception of small overdraft lines of credit. We may also engage in banking (non-lending) transactions with corporations of which our directors or officers may own a controlling interest, or also serve as directors or officers. These transactions will take place on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others, and comply with the provisions of applicable federal and state law.

Director Independence

During 2012, each of CU Bancorp’s directors, except Mr. Rainer, CUB’s Chairman, President and Chief Executive Officer, Ms. Williams, CUB’s Executive Vice President, Chief Operating Officer and Chief Credit Officer, and Mr. Cosgrove, the former Chairman and Chief Executive Officer of Premier Commercial Bancorp (which was merged into CU Bancorp in July of 2012) was “independent,” as determined by the applicable listing requirements of the NASDAQ Stock Market. The NASDAQ Stock Market’s listing requirements provide that: (i) the audit committee be composed of independent directors; (ii) the chief executive officer’s compensation be determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iii) nominations of directors be selected by a majority of independent directors or by a nominating committee comprised solely of independent directors. None of Messrs. Rainer or Cosgrove or Ms. Williams served on the Company’s Audit and Risk Committee or its Compensation, Nominating and Corporate Governance Committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Relationship with Independent Accountants

The firm of McGladrey LLP (“McGladrey”) served as independent registered public accountants for the Bank from inception through December 31, 2012.

The Audit and Risk Committee has considered the provision of non-audit services provided by McGladrey to be compatible with maintaining the independence of McGladrey.

McGladrey audited the Company’s financial statements as of and for the years ended December 31, 2012 and 2011.

The following is a description of fees billed to the Company by McGladrey during the fiscal years ended December 31, 2012 and 2011.

Audit Fees

The aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2012, and 2011, including reviews of the financial statements included in California United Bank’s and CU Bancorp’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K, were $294,300 and $240,900, respectively.

Audit-Related Fees

The aggregate fees billed for services related to professional assurance and related services other than those noted above, includes services rendered in connection with acquisitions or other accounting matters for the fiscal years ended December 31, 2012 and 2011 were $133,225 and $30,020, respectively. The majority of the audit-related fees in 2012 related to merger related matters and the Registration Statement on Form S-4 filed with the Securities and Exchange Commission in connection therewith.

Tax Fees

The Company utilizes the services of Dreyer, Edmonds, and Robbins, Accountancy Corporation (“Dreyer”) to prepare its tax returns and to provide tax planning, compliance and consulting services associated with tax related issues. The aggregate fees billed by Dreyer for tax services provided were for the preparation of federal and state income tax returns, services provided with an IRS examination, tax planning and review associated with the merger of California Oaks State Bank and Premier Commercial Bancorp, and general tax planning and tax advice (including tax consultation and compliance) rendered to the Company for the fiscal year ended December 31, 2012 and 2011. Payments to Dreyer for the fiscal year ended December 31, 2012 and 2011 were $95,256 and $65,743, respectively.

All Other Fees

No other fees were billed by McGladrey in 2012 or 2011.

Index to Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of California United Bank(1)

3.2	Bylaws of California United Bank(1)

4.1	Specimen Common Stock Certificate(1)

10.1	California United Bank Employee Stock Option Plan(1)

10.2	California United Bank Non-Qualified Stock Option Plan(1)

10.3	Form of Employee Stock Option Agreement(1)

10.4	Form of Non-Qualified Stock Option Agreement(1)

10.5	Employment Agreement dated May 17, 2005 with David I. Rainer(1)

10.6	Employment Agreement dated May 17, 2005 with Bruce C. English(1)

10.7	Employment Agreement dated May 17, 2005 with Robert J. Dennen(1)

10.8	Employment Agreement dated May 17, 2005 with Anne A. Williams(1)

10.9	Lease Agreement (15821 Ventura Boulevard, Suite 100, Encino, California 91436) – Amendments # 1 and # 2(1)

10.10	Lease Agreement (1640 South Sepulveda Boulevard, Los Angeles, California 90025)(1)

10.11	Agreements with Edward Carpenter, Founder(1)

10.12	401-K Plan(1)

10.13	Lease Agreement (15821 Ventura Boulevard, Suite 100, Encino, California 91436)—Amendment # 3(2)

10.14	Lease Agreement (15821 Ventura Boulevard, Suite 100, Encino, California 91436)—Amendment # 4(2)

10.15	California United Bank 2007 Equity and Incentive Plan(2)

10.16	California United Bank 2007 Equity and Incentive Plan Stock Option Agreement(2)

10.17	California United Bank 2007 Equity and Incentive Plan Notice of Grant of Stock Option(2)

10.18	California United Bank Restated and Amended Audit Committee Charter(2)

10.19	Lease Agreement (25350 Magic Mountain Parkway, Suite 100, Valencia, California 91355)(2)

10.20	California United Bank Restated and Amended Audit Committee Charter Effective June 24, 2008(3)

10.21	Lease Agreement (1025 W. 190th Street, Suite 100, Los Angeles, California 90248)(4)

10.22	Lease Agreement (15821 Ventura Boulevard, Suite 100, Encino, California 91436) – Amendment # 5(4)

10.23	California United Bank 2009 Change in Control Severance Plan(4)

14.1	Code of Ethical Conduct and Business Practices of California United Bank(2)

14.2	Principal Financial Officers Code of Ethics(2)

31.1	Chief Executive Officer Section 302 Certification(5)

31.2	Chief Financial Officer Section 302 Certification(5)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)

(1)	Incorporated herein by reference to our Registration on Form 10 filed with the FDIC on April 28, 2006.
(2)	Incorporated herein by reference to our 10K filed with the FDIC on March 12, 2008.
(3)	Incorporated herein by reference to our 10K filed with the FDIC on March 12, 2009.
(4)	Incorporated herein by reference to our 10K filed with the FDIC for the year ended December 31, 2009.
(5)	Incorporated herein by reference to our 10K filed with the FDIC for the year ended December 31, 2010.
(6)	Incorporated herein by reference to our 10K filed with the FDIC for the year ended December 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA UNITED BANK

Dated April 29, 2013	/s/ ANITA Y. WOLMAN
Anita Y. Wolman
Executive Vice President and General Counsel