Form 10-Q
period 2013-03-31
CU Bancorp
filed 2013-05-06
CIK 1543643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2013, the number of shares outstanding of the registrant’s no par value Common Stock was 10,730,626.

CU BANCORP

March 31, 2013 FORM 10-Q

i

CU BANCORP

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$19,286	$25,181
Interest earning deposits in other financial institutions	172,086	157,715

Total Cash and Cash Equivalents	191,372	182,896
Certificates of deposit in other financial institutions	25,484	27,006
Investment securities available-for-sale, at fair value	109,787	118,153
Loans	860,833	854,885
Allowance for loan loss	(8,841)	(8,803)

Net loans	851,992	846,082
Premises and equipment, net	3,153	3,422
Deferred tax assets, net	12,689	13,818
Other real estate owned, net	3,112	3,112
Goodwill	12,292	12,292
Core deposit intangibles	1,664	1,747
Bank owned life insurance	20,736	20,583
Accrued interest receivable and other assets	32,695	20,526

Total Assets	$1,264,976	$1,249,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing demand deposits	$557,452	$543,527
Interest bearing transaction accounts	117,280	112,747
Money market and savings deposits	345,145	340,466
Certificates of deposit	70,377	81,336

Total deposits	1,090,254	1,078,076
Securities sold under agreements to repurchase	25,187	22,857
Subordinated debentures, net	9,226	9,169
Accrued interest payable and other liabilities	12,498	13,912

Total Liabilities	1,137,165	1,124,014

Commitments and Contingencies (Note 11)	0	0

SHAREHOLDERS’ EQUITY
Serial Preferred Stock - authorized, 20,000,000 shares no par value, no shares issued or outstanding	0	0
Common stock - authorized, 30,000,000 shares no par value, 10,741,974 and 10,758,674 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	118,885	118,885
Additional paid-in capital	7,159	7,052
Retained earnings (deficit)	447	(1,708)
Accumulated other comprehensive income	1,320	1,394

Total Shareholders’ Equity	127,811	125,623

Total Liabilities and Shareholders’ Equity	$1,264,976	$1,249,637

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Interest Income
Interest and fees on loans	$11,425	$6,690
Interest on investment securities	484	604
Interest on interest bearing deposits in other financial institutions	160	184

Total Interest Income	12,069	7,478

Interest Expense
Interest on interest bearing transaction accounts	52	40
Interest on money market and savings deposits	260	135
Interest on certificates of deposit	76	44
Interest on securities sold under agreements to repurchase	19	20
Interest on subordinated debentures	124	0

Total Interest Expense	531	239

Net Interest Income	11,538	7,239
Provision for loan losses	134	0

Net Interest Income After Provision For Loan Losses	11,404	7,239

Non-Interest Income
Gain on sale of securities, net	5	0
Gain on sale of SBA loans, net	350	0
Other-than-temporary impairment losses	0	(30)
Deposit account service charge income	568	463
Other non-interest income	503	189

Total Non-Interest Income	1,426	622

Non-Interest Expense
Salaries and employee benefits (includes stock based compensation expense of $258 and $265 for the three months ended March 31, 2013 and 2012, respectively)	5,675	3,938
Occupancy	1,064	752
Data processing	482	459
Legal and professional	507	240
FDIC deposit assessment	246	141
Merger related expenses	43	148
OREO valuation write-downs and expenses	26	278
Office services expenses	266	227
Other operating expenses	1,000	722

Total Non-Interest Expense	9,309	6,905

Net Income Before Provision for Income Tax	3,521	956
Provision for income taxes	1,366	450

Net Income	$2,155	$506

Earnings Per Share
Basic earnings per share	$0.21	$0.08
Diluted earnings per share	$0.20	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Net Income	$2,155	$506
Other Comprehensive Income, net of tax:
Non-credit portion of other-than-temporary impairments arising during the period	(22)	120
Net unrealized gains on investment securities arising during the period	(52)	(23)

Other Comprehensive Income (Loss)	(74)	97

Comprehensive Income	$2,081	$603

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Year Ended December 31, 2012 and the Three Months Ended March 31, 2013

(2013 activity unaudited)

(Dollars and shares in thousands)

	Common Stock
	Outstanding Shares	Amount	Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at December 31, 2011	6,950	$77,225	$6,164	$(3,435)	$890	$80,844
Net Issuance of Restricted Stock	110	0	0	0	0	0
Issuance of Stock for Purchase of PC Bancorp, net of $199 in issuance costs	3,721	41,660	0	0	0	41,660
Stock based compensation expense related to employee stock options and restricted stock	0	0	1,120	0	0	1,120
Restricted Stock Repurchase/Dividend	(22)	0	(228)	0	0	(228)
Excess tax deficiency - Stock based compensation	0	0	(4)	0	0	(4)
Net Income	0	0	0	1,727	0	1,727
Other Comprehensive Income	0	0	0	0	504	504

Balance at December 31, 2012	10,759	$118,885	$7,052	$(1,708)	$1,394	$125,623

Net Issuance (forfeiture) of Restricted Stock	(4)	0	0	0	0	0
Stock based compensation expense related to employee stock options and restricted stock	0	0	258	0	0	258
Restricted Stock Repurchase/Dividend	(13)	0	(151)	0	0	(151)
Net income	0	0	0	2,155	0	2,155
Other Comprehensive Income (Loss)	0	0	0	0	(74)	(74)

Balance at March 31, 2013	10,742	$118,885	$7,159	$447	$1,320	$127,811

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income:	$2,155	$506
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	134	0
Provision for unfunded loan commitments	34	20
Stock based compensation expense	258	265
Depreciation	288	237
Net accretion of deferred loan fees/costs	(1,213)	(593)
Net amortization from investment securities	428	328
OREO valuation write-downs	0	232
Net other-than-temporary impairment losses recognized in operations	0	30
Gain on sale of securities, net	(5)	0
Gain on sale of SBA loans	(350)	0
Amortization of core deposit intangible	83	34
Amortization of time deposit premium	(63)	0
Accretion of subordinated debenture discount	57	0
(Increase) decrease in deferred tax assets	1,181	(275)
(Increase) decrease in accrued interest receivable and other assets	(12,286)	1,058
Decrease in accrued interest payable and other liabilities	(1,448)	(586)

Net cash provided by (used in) operating activities	(10,747)	1,256

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(11,718)	0
Proceeds from sales of investment securities	2,854	0
Proceeds from repayment and maturities from investment securities	16,645	6,552
Loans originated, net of principal payments	(4,481)	36,622
Purchases of premises and equipment	(19)	(391)
Net decrease in certificates of deposit in other financial institutions	1,522	1,865
Net redemption of FHLB stock	0	146

Net cash provided by investing activities	4,803	44,794

Cash flows from financing activities:
Net increase in Non-interest bearing demand deposits	13,925	42,436
Net increase in Interest bearing transaction accounts	4,533	9,381
Net increase in Money market and savings deposits	4,679	16,138
Net increase (decrease) in Certificates of deposit	(10,896)	2,142
Net increase (decrease) in Securities sold under agreements to repurchase	2,330	(2,925)
Restricted stock repurchase/dividends	(151)	(124)

Net cash provided by financing activities	14,420	67,048

Net increase in cash and cash equivalents	8,476	113,098
Cash and cash equivalents, beginning of year	182,896	134,230

Cash and cash equivalents, end of period	$191,372	$247,328

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$538	$239
Cash paid during the year for taxes	$1,303	$170
Supplemental disclosures of non-cash investing activities:
Net increase (decrease) in unrealized gain (loss) on investment securities, net of tax	$(74)	$97
Loans transferred to other real estate owned	$0	$0

The accompanying notes are an integral part of these consolidated financial statements

CU BANCORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Note 1 - Basis of Financial Statement Presentation

CU Bancorp (the “Company”) is a bank holding company whose operating subsidiary is California United Bank. CU Bancorp was established to facilitate the reorganization and merger of Premier Commercial Bank, N.A. into California United Bank, which took place after the close of business on July 31, 2012. As a bank holding company, CU Bancorp is subject to regulation of the Federal Reserve Board (“FRB”). The term “Company”, as used throughout this document, refers to the consolidated balance sheets and consolidated statements of income of CU Bancorp and California United Bank.

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

CU Bancorp is the common shareholder of Premier Commercial Statutory Trust I, Premier Commercial Statutory Trust II, and Premier Commercial Statutory Trust III, entities which were acquired in the merger with Premier Commercial Bancorp (“PC Bancorp”). These trusts were established for the sole purpose of issuing trust preferred securities and do not meet the criteria for consolidation in accordance with ASC 810 Consolidation. For more detail, see Note 7 - Borrowings and Subordinated Debentures.

Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in the interim consolidated financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with our 2012 Annual Report on Form 10-K. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the consolidated financial position of the Company and the results of its operations for the interim period presented.

Additional Significant Accounting Policies

Loans Held for Sale and Servicing Assets: Loans held for sale are loans originated and includes the principal amount outstanding net of unearned income and the loans are carried at the lower of cost or fair value on an aggregate basis. A decline in the aggregate fair value of the loans below their aggregate carrying amount is recognized through a charge to earnings in the period of such decline. Unearned income on these loans is taken into earnings when they are sold. At March 31, 2013, the Company had no loans classified as held for sale.

Gains or losses resulting from sales of loans are recognized at the date of settlement and are based on the difference between the cash received and the carrying value of the related loans less transaction costs. A transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. Assets, liabilities, derivative financial instruments, or other retained interests issued or obtained through the sale of financial assets are measured at estimated fair value, if practicable.

The most common retained interest related to loan sales is a servicing asset. Servicing assets are amortized in proportion to and over the period of the estimated future net servicing income. The amortization of the servicing asset and the servicing income are included in noninterest income in the consolidated statement of income. The fair value of the servicing assets is estimated by discounting the future cash flows using market-based discount rates and prepayment speeds. The Company’s servicing asset is evaluated regularly for impairment. The servicing asset is stratified based on the original term to maturity and the year of origination of the underlying loans for purposes of measuring impairment. The risk is that loans prepay faster than anticipated and the fair value of the asset declines. If the fair value of the servicing asset is less than the amortized carrying value, the asset is considered to be impaired and an impairment charge will be taken against earnings. The servicing asset is included in other assets on the consolidated balance sheets.

Income Taxes: The Company’s consolidated effective statutory federal and state income tax rate is approximately 41%. The actual effective rate reflected within these financial statements is dependent on the composition of taxable earnings in the period. A number of expenses such as certain merger related expenses, certain business and entertainment expenses, country club dues, etc. are not allowable as an expense for either federal or state purposes and are classified as permanent tax-to-book taxable income differences. In addition, the Company has several items included in income, that are excluded from taxable income, such as net interest income on loans within the State of California designated enterprise zone areas for state income taxes and the increase in cash surrender value of life insurance policies. Because of these differences, the Company’s effective tax may vary considerably between reporting years. During 2012, due to the inclusion of significant merger related costs, the Company had an effective tax rate in excess of its statutory rate. For 2013, to the extent the Company does not have any significant merger related costs, the consolidated effective tax rate for the period ending March 31, 2013 is expected to be the consolidated effective tax rate, which is below its statutory rate.

Note 2 - Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The amendments in this update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. This guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. This ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments are effective upon issuance. The adoption of this ASU did not have an impact on the Company’s financial position or results of operations.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011). These amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. These amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the original ASU in the first quarter of 2012. The additional presentation requirements have been implemented and are disclosed in Note 8 herein.

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This update amends ASU 2011-11, Balance Sheet (Topic 210): Disclosures about offsetting Assets and Liabilities. The amendment clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for fiscal and interim periods beginning on or after January 1, 2013. The adoption of this ASU did not have an impact on the Company’s financial position or results of operations.

Note 3 - Computation of Tangible Book Value per Common Share

Tangible book value per common share was calculated by dividing total shareholders’ equity by the number of common shares issued. The tables below present the computation of tangible book value per common share as of the dates indicated (in thousands, except share data):

	March 31, 2013	December 31, 2012
Total Shareholders’ Equity	$127,811	$125,623
Less: Goodwill & core deposit intangibles	13,956	14,039

Tangible shareholders’ equity	$113,855	$111,584

Common shares issued and outstanding	10,741,974	10,758,674

Tangible book value per common share	$10.60	$10.37

Note 4 - Computation of Earnings per Common Share

Basic and diluted earnings per common share were determined by dividing the net income by the applicable basic and diluted weighted average common shares outstanding. The table below presents the basic and diluted earnings per common share computations for the periods indicated (dollars and shares in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Net Income	$2,155	$506

Basic weighted average common shares outstanding	10,486	6,713
Dilutive effect of potential common share issuances from stock options and restricted stock	232	121

Diluted weighted average common shares outstanding	10,718	6,834

Income per common share
Basic	$0.21	$0.08
Diluted	$0.20	$0.07

Anti-dilutive shares not included in the calculation of diluted earnings per share	247	247

Note 5 - Investment Securities

The investment securities portfolio has been classified as available-for-sale, and as such is recorded at estimated fair value.

The following tables present the amortized cost and estimated fair values of investment securities as of the dates indicated (dollars in thousands):

		Gross Unrealized
March 31, 2013 - Available-for-sale:	Amortized Cost	Gains	Losses	Net Non-credit Gains on Other- than- temporarily Impaired Securities	Estimated Fair Value
U.S. Govt Agency and Sponsored Agency - Note Securities	$7,324	$13	$0	$0	$7,337
U.S. Govt Agency - SBA Securities	43,021	796	32	0	43,785
U.S. Govt Agency - GNMA Mortgage-Backed Securities	27,199	635	69	0	27,765
U.S. Govt Sponsored Agency - CMO & Mortgage-Backed Securities	13,936	657	0	0	14,593
Corporate Securities	9,274	243	0	0	9,517
Municipal Securities	6,790	6	6	0	6,790

Total investment securities	$107,544	$2,350	$107	$0	$109,787

December 31, 2012 – Available-for-sale:
U.S. Govt Agency and Sponsored Agency - Note Securities	$18,888	$24	$1	$0	$18,911
U.S. Govt Agency - SBA Securities	42,308	703	32	0	42,979
U.S. Govt Agency - GNMA Mortgage-Backed Securities	22,237	728	5	0	22,960
U.S. Govt Sponsored Agency - CMO & Mortgage-Backed Securities	12,335	696	0	0	13,031
Corporate Securities	10,311	235	0	0	10,546
Municipal Securities	6,831	3	18	0	6,816
Private Issue CMO Securities	2,874	0	0	36	2,910

Total investment securities	$115,784	$2,389	$56	$36	$118,153

The Company’s investment securities portfolio at March 31, 2013 consists of U.S. Agency and U.S. Sponsored Agency issued AAA and AA rated investment-grade securities, investment grade corporate bond securities and municipal securities. Securities with a market value of $25.7 million and $23.3 million were pledged to secure securities sold under agreements to repurchase at March 31, 2013 and December 31, 2012, respectively. See Note 7 “Borrowings and Subordinated Debentures.” Securities with a market value of $12 million and $11 million were pledged to secure a certificate of deposit of $10.0 million with the State of California Treasurer’s office at both March 31, 2013 and December 31, 2012. Securities with a market value of $5 million and $12 million were pledged to secure a credit facility with the Federal Reserve Bank of San Francisco at March 31, 2013 and December 31, 2012, respectively. Securities with a market value of $17.3 million and $16.0 million were pledged to secure outstanding standby letters of credit confirmed/issued by a correspondent bank for the benefit of our customers in the amount of $12.7 million and $12.7 million at March 31, 2013 and December 31, 2012, respectively. Securities with a market value of $478,000 and $281,000 were pledged to secure local agency deposits at March 31, 2013 and December 31, 2012, respectively.

Presented below are investment securities with unrealized losses that are considered to be temporarily-impaired or other-than-temporarily impaired. They are summarized and classified according to the duration of the loss period as of the dates indicated as follows (dollars in thousands):

	< 12 Continuous Months		> 12 Continuous Months		Total
	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
March 31, 2013
Temporarily-impaired available-for-sale investment securities:
U.S. Govt. Agency SBA Securities	4,659	32	0	0	4,659	32
U.S. Govt. Agency GNMA Mortgage-Backed Securities	4,516	69	0	0	4,516	69
Municipal Securities	3,171	6	0	0	3,171	6

Total temporarily-impaired available-for-sale investment securities	$12,346	$107	$0	$0	$12,346	$107

December 31, 2012
Temporarily-impaired available-for-sale investment securities:
U.S. Govt. - Agency and Sponsored Agency Note Securities	$2,209	$1	$0	$0	$2,209	$1
U.S. Govt. Agency SBA Securities	5,124	32	0	0	5,124	32
U.S. Govt. Sponsored Agency CMO & Mortgage-Backed Securities	2,126	5	0	0	2,126	5
Municipal Securities	6,293	18	0	0	6,293	18

Total temporarily-impaired available-for-sale investment securities	$15,752	$56	$0	$0	$15,752	$56

Other-than-temporarily impaired available-for-sale investment securities:
Private Issue CMO Securities	0	0	1,235	65	1,235	65

Total temporarily-impaired and other-than-temporarily impaired available-for-sale investment securities	$15,752	$56	$1,235	$65	$16,987	$121

The amortized cost, estimated fair value and average yield of debt securities at March 31, 2013, are shown below. Maturity categories are determined as follows:

•	U.S. Govt. Agency and U.S. Govt. Sponsored Agency bonds and notes - maturity date

•

U.S. Govt. Sponsored Agency CMO or Mortgage-Backed Securities, U.S. Govt. Agency GNMA Mortgage-Backed Securities and U.S. Gov. Agency SBA Securities - estimated cash flow taking into account estimated pre-payment speeds

•	Corporate Bonds and Municipal Securities - maturity date

Although mortgage-backed and U.S. Government Agency securities have contractual maturities through 2050, the expected maturity will differ from the contractual maturities because borrowers or issuers may have the right to prepay such obligations without penalties.

(Dollars in thousands)	March 31, 2013
Maturities Schedule of Securities	Amortized Cost	Fair Value	Weighted Average Yield
Due through one year	$19,463	$19,856	1.62%
Due after one year through five years	47,666	48,689	1.75%
Due after five years through ten years	19,088	19,451	2.32%
Due after ten years	21,327	21,791	2.99%

Total	$107,544	$109,787	2.07%

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

In January of 2013, the Company sold all of its private issue CMO securities at a net gain of $4,600. As of March 31, 2013, the Company owns no investment securities that have other-than-temporary impairment. The Company had no other sales of investment securities except the private issue CMO securities during the first quarter of 2013, and had no sales of securities during the first quarter of 2012.

Investments in FHLB Common Stock

The Company’s investment in the common stock of the FHLB is carried at cost and was $4.9 million as of March 31, 2013 and December 31, 2012. See Note 7 “Borrowings and Subordinated Debentures” for a detailed discussion regarding the Company’s FHLB borrowings and the requirements to purchase FHLB common stock.

The Company’s investment in FHLB stock is included in other assets on the accompanying balance sheets.

Note 6 - Loans

The following table presents the composition of the Company’s loan portfolio (net of deferred loan fees and costs) by FDIC call reporting category as of the dates indicated (dollars in thousands):

	March 31,	December 31,
	2013	2012
Commercial and Industrial Loans:	$254,828	$262,637

Loans Secured by Real Estate:
Construction, Land Development and Other Land	53,954	48,528

Owner-Occupied Nonresidential Properties	186,563	181,844
Other Nonresidential Properties	262,959	246,450
1-4 Family Residential Properties	59,828	62,037
Multifamily Residential Properties	29,389	31,610

Total Commercial and Other Real Estate	538,739	521,941

Other Loans:	13,312	21,779

Total Loans	$860,833	$854,885

The following table is a breakout of the Company’s loan portfolio (net of deferred loan fees and costs) stratified by the industry concentration of the borrower (NAICS code) as of the dates indicated (dollars in thousands):

	March 31,	December 31,
	2013	2012
Real Estate	$322,258	$312,625
Hotel/Lodging	82,617	82,483
Manufacturing	74,087	77,203
Construction	58,872	55,385
Wholesale	52,795	54,218
Finance	48,163	59,791
Healthcare	45,145	41,857
Professional Services	41,717	44,714
Restaurant/Food Service	34,742	24,105
Retail	27,097	30,302
Other Services	24,257	23,239
Administrative Management	15,437	19,078
Transportation	10,487	11,431
Entertainment	7,032	8,132
Other	16,127	10,322

Total	$860,833	$854,885

SBA Loans

As part of the acquisition of PC Bancorp, the Company acquired loans that were originated under the guidelines of the Small Business Administration (“SBA”) program. Furthermore, the Company continues to originate SBA loans. The total portfolio of the SBA contractual loan balances being serviced by the Company at March 31, 2013 was $110 million of which $75 million has been sold. Of the $35 million remaining on the Company’s books, $9 million is un-guaranteed and $26 million is guaranteed by the SBA.

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

The Company currently plans to maintain and grow the SBA loan portfolio and is planning on selling some of the guaranteed portion of SBA loans generated during future quarters. While there were no loans classified as held for sale at March 31, 2013, the Company has recently originated approximately $1.4 million in commercial and industrial SBA loans. While the Company does not currently plan on selling these loans, it may choose to do so in the future. The Company sold $3 million of the guaranteed portion of its SBA loans during the first quarter of 2013 and recorded a gain on sale of $350,000.

Allowance for Loan Loss

The following table is a summary of the activity for the allowance for loan loss for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Allowance for loan loss at beginning of period	$8,803	$7,495
Provision for loan losses	134	0
Net (charge-offs) recoveries:
Charge-offs	(121)	(4)
Recoveries	25	21

Net (charge-offs) recoveries	(96)	17

Allowance for loan loss at end of period	$8,841	$7,512

Net (charge-offs) recoveries to average loans	(0.01)%	0%

	March 31, 2013	December 31, 2012
Allowance for loan loss to total loans	1.03%	1.03%
Allowance for loan loss to total loans accounted for at historical cost, which excludes loan balances and the related allowance for loans acquired through acquisition	1.52%	1.54%

The following tables present, by portfolio segment, the changes in the allowance for loan loss and the recorded investment in loans as of the dates and for the periods indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total

Three Months Ended March 31, 2013
Beginning balance	$4,572	$2,035	$2,084	$112	$8,803
Provision for loan losses	(362)	112	383	1	134
Net (charge-offs) recoveries:
Charge-offs	(44)	0	(69)	(8)	(121)
Recoveries	21	0	2	2	25

Net (charge-offs) recoveries	(23)	0	(67)	(6)	(96)

Ending balance	$4,187	$2,147	$2,400	$107	$8,841

Three Months Ended March 31, 2012
Beginning balance	$3,541	$752	$2,911	$291	$7,495
Provision for loan losses	278	53	(285)	(46)	0
Net (charge-offs) recoveries:
Charge-offs	0	0	0	(4)	(4)
Recoveries	18	0	0	3	21

Net (charge-offs) recoveries	18	0	0	(1)	17

Ending balance	$3,837	$805	$2,626	$244	$7,512

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
March 31, 2013
Allowance for Loan Loss - Ending balance:
Individually evaluated for impairment	$9	$0	$0	$0	$9
Collectively evaluated for impairment	4,170	2,147	2,400	107	8,824
Purchased credit impaired (loans acquired with deteriorated credit quality)	8	0	0	0	8

Total Allowance for Loan Loss	$4,187	$2,147	$2,400	$107	$8,841

Loans receivable - Ending balance:
Individually evaluated for impairment	$648	$1,200	$3,434	$0	$5,282
Collectively evaluated for impairment	253,058	52,754	529,284	13,312	848,408
Purchased credit impaired (loans acquired with deteriorated credit quality)	1,122	0	6,021	0	7,143

Total Loans Receivable	$254,828	$53,954	$538,739	$13,312	$860,833

December 31, 2012
Allowance for Loan Loss - Ending balance:
Individually evaluated for impairment	$11	$0	$0	$0	$11
Collectively evaluated for impairment	4,552	2,035	2,084	112	8,783
Purchased credit impaired (loans acquired with deteriorated credit quality)	9	0	0	0	9

Total Allowance for Loan Loss	$4,572	$2,035	$2,084	$112	$8,803

Loans receivable - Ending balance:
Individually evaluated for impairment	$885	$1,200	$3,499	$0	$5,584
Collectively evaluated for impairment	260,982	47,328	512,312	$21,775	842,397
Purchased credit impaired (loans acquired with deteriorated credit quality)	770	0	6,130	$4	6,904

Total Loans Receivable	$262,637	$48,528	$521,941	$21,779	$854,885

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

The Company’s internally assigned grades are as follows:

•

Pass - loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. Loans not meeting the criteria of special mention, substandard, doubtful or loss that have been analyzed individually as part of the above described process are considered to be pass-rated loans.

•

Special Mention - loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected. Special Mention loans do not currently expose the Company to sufficient risk to warrant classification as a Substandard, Doubtful or Loss classification, but possess weaknesses that deserve management’s close attention.

•

Substandard - loans that have a well-defined weakness based on objective evidence and can be characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

•

Doubtful - loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

•	Loss - loans classified as a loss are considered uncollectible, or of such value that continuance as an asset is not warranted.

The following tables present the risk category of loans by class of loans based on the most recent internal loan classification as of the dates indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
March 31, 2013
Pass	$240,666	$52,754	$510,879	$13,203	$817,502
Special Mention	1,489	0	5,243	0	6,732
Substandard	12,673	1,200	22,617	109	36,599
Doubtful	0	0	0	0	0

Total	$254,828	$53,954	$538,739	$13,312	$860,833

December 31, 2012
Pass	$250,624	$47,328	$493,768	$21,655	$813,375
Special Mention	4,602	0	5,300	0	9,902
Substandard	7,411	1,200	22,873	119	31,603
Doubtful	0	0	0	5	5

Total	$262,637	$48,528	$521,941	$21,779	$854,885

Age Analysis of Past Due and Non-Accrual Loans

The following tables present an aging analysis of the recorded investment of past due loans and non-accrual loans as of the dates indicated (dollars in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
March 31, 2013
Commercial and Industrial	$270	$0	$0	$270	$1,701	$252,857	$254,828
Construction, Land Development and Other Land	0	0	0	0	1,200	52,754	53,954
Commercial and Other Real Estate	0	652	0	652	7,573	530,513	538,739
Other	0	0	0	0	0	13,312	13,312

Total	$270	$652	$0	$922	$10,474	$849,437	$860,833

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
December 31, 2012
Commercial and Industrial	$1,025	$0	$0	$1,025	$1,583	$260,029	$262,637
Construction, Land Development and Other Land	0	0	0	0	1,200	47,328	48,528
Commercial and Other Real Estate	2,884	0	0	2,884	7,742	511,315	521,941
Other	0	0	0	0	5	21,774	21,779

Total	$3,909	$0	$0	$3,909	$10,530	$840,446	$854,885

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

The following tables include the recorded investment and unpaid principal balances for TDR loans for the dates and periods indicated (dollars in thousands): This table includes two TDR loans that were purchased credit impaired. As of March 31, 2013, these loans had a recorded investment of $1.9 million and unpaid principal balances of $2.2 million. Both of these loans are performing in compliance with their restructured agreements, and were returned to accrual status during the fourth quarter of 2012.

	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Period ended March 31, 2013
Commercial and Industrial	$618	$907	$1
Construction, Land Development and Other Land	1,200	2,791	0
Commercial and Other Real Estate	4,152	4,866	31

Total	$5,970	$8,564	$32

	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Year ended December 31, 2012
Commercial and Industrial	$314	$626	$5
Construction, Land Development and Other Land	1,200	2,791	0
Commercial and Other Real Estate	4,193	4,874	32

Total	$5,707	$8,291	$37

The following table shows the pre- and post-modification recorded investment in TDR loans by type of modification and loan segment that have occurred during the periods indicated (dollars in thousands):

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Reduced Interest Rate:
Construction, Land Development and Other Land	0	$0	$0	0	$0	$0
Lengthened Amortization:
Commercial and Industrial	1	310	310	0	0	0
Commercial and Other Real Estate	0	0	0	0	0	0

	0	0	0	0	0	0

Total	0	$310	$310	0	$0	$0

There was no financial impact for specific reserves or from charge-offs for the modified loans included in the table above.

The Company restructured one new TDR loan during the three months ended March 31, 2013; Interest only payments were extended on a commercial and industrial SBA 7a loan with a pre and post modification recorded investment of $310,000.

Loans are restructured in an effort to maximize collections. Impairment analyses are performed on the Company’s troubled debt restructured loans in conjunction with the normal allowance for loan loss process. The Company’s troubled debt restructured loans are analyzed to ensure adequate cash flow or collateral supports the outstanding loan balance.

With the exception of one commercial and industrial SBA loan for approximately $285,000 where there were no payments received after the loan was restructured, there have been no other payment defaults in 2013 subsequent to modification on troubled debt restructured loans that have been modified within the last twelve months.

Impaired Loans

Impaired loans are evaluated by comparing the fair value of the collateral, if the loan is collateral dependent, and the present value of the expected future cash flows discounted at the loan’s effective interest rate, if the loan is not collateral dependent. The Company recognizes interest income from impaired loans on an accrual basis, unless the loan is on non-accrual status. There were no loans greater than 90 days past due and still accruing interest at March 31, 2013 or December 31, 2012.

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without specific valuation allowance.” The valuation allowance disclosed below is included in the allowance for loan loss reported in the consolidated balance sheets as of March 31, 2013 and December 31, 2012.

The following tables present, by loan category, the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, as of the dates and for the periods indicated (dollars in thousands). This table excludes purchased credit impaired loans (loans acquired with deteriorated credit quality) of $7.1 million and $6.9 million at March 31, 2013 and December 31, 2012, respectively.

	March 31, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Commercial and Industrial	$498	$520	$0	$677	$1,490	$0
Construction, Land Development and Other Land	1,200	2,791	0	1,201	2,791	0
Commercial and Other Real Estate	3,434	4,380	0	3,498	4,331	0
With a specific allowance recorded:
Commercial and Industrial	150	405	9	208	463	11
Construction, Land Development and Other Land	0	0	0	0	0	0
Commercial and Other Real Estate	0	0	0	0	0	0
Total
Commercial and Industrial	648	924	9	885	1,953	11
Construction, Land Development and Other Land	1,200	2,791	0	1,201	2,791	0
Commercial and Other Real Estate	3,434	4,380	0	3,498	4,331	0

Total	$5,282	$8,095	$9	$5,584	$9,075	$11

	Three Months Ended March 31,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no specific allowance recorded:
Commercial and Industrial	$848	0	$588	$0
Construction, Land Development and Other Land	1,200	0	1,270	0
Commercial and Other Real Estate	3,455	0	1,064	0
With a specific allowance recorded:
Commercial and Industrial	150	0	200	0
Construction, Land Development and Other Land	0	0	0	0
Commercial and Other Real Estate	0	0	0	0
Total:
Commercial and Industrial	998	0	788	0
Construction, Land Development and Other Land	1,200	0	1,270	0
Commercial and Other Real Estate	3,455	0	1,064	0

Total	$5,653	$0	$3,122	$0

The following is a summary of additional information pertaining to impaired loans for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Interest foregone on impaired loans	$90	$76
Cash collections applied to reduce principal balance	$42	$21
Interest income recognized on cash collections	$0	$0

Loans Acquired Through Acquisition

The following table reflects the accretable net discount for loans acquired through acquisition accounted for under ASC 310 “Receivables” for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$12,189	$2,585
Accretion, included in interest income	(944)	(392)
Transfer - loans placed on non-accrual	24	0

Balance, end of period	$11,269	$2,193

The above table reflects the fair value adjustment on the loans acquired from mergers that will be amortized to loan interest income based on the effective yield method over the remaining life of the loans. These amounts do not include the fair value adjustments on the purchased credit impaired loans acquired from mergers that are on non-accrual.

Purchased Credit Impaired Loans

We evaluated loans acquired through acquisition in accordance with guidance in ASC 310-30 related to loans acquired with deteriorated credit quality. Acquired loans are considered credit-impaired if there is evidence of deterioration of credit quality since origination and it is probable, at the acquisition date, that we will be unable to collect all contractually required amounts.

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

The following table reflects the outstanding balance and related carrying value of PCI loans as of the dates indicated (dollars in thousands):

	March 31, 2013		December 31, 2012
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and Industrial	$1,608	$1,122	$1,221	$770
Commercial and Other Real Estate	9,382	6,021	9,424	6,130
Other	68	0	73	4

Total	$11,058	$7,143	$10,718	$6,904

The following table reflects the activities in the accretable yield for PCI loans for the period indicated (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$9	$0
Reclassifications from non-accretable yield	0	0

Balance, end of period	$9	$0

Note 7 - Borrowings and Subordinated Debentures

Securities Sold Under Agreements to Repurchase

The Company enters into certain transactions, the legal form of which are sales of securities under agreements to repurchase (“Repos”) at a later date at a set price. Securities sold under agreements to repurchase generally mature within a 1 day to 180 days from the issue date.

As discussed in Note 5 - Investment Securities, the Company has pledged certain investments as collateral for these agreements. Securities with a fair value of $25.7 million and $23.3 million were pledged to secure the Repos at March 31, 2013 and December 31, 2012, respectively. The Company segregates both the principal and accrued interest on these securities with the Company’s third party safekeeping custodians. All principal and interest payments on the investment securities that are pledged as collateral on the Repo program are received directly by the safekeeping custodian.

The tables below describe the terms and maturity of the Company’s Securities Sold Under Agreements to Repurchase as of the dates indicated (dollars in thousands):

	March 31, 2013
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
February 4,2013	$1,020	0.20%	60 days	April 5, 2013
March 29, 2013	24,167	0.10% - 0.40%	3 days	April 1, 2013

Total	$25,187	0.30%

	December 31, 2012
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
November 5, 2012	$1,020	0.15%	91 days	February 4, 2013
December 31, 2012	21,837	0.10% - 0.40%	1 day	January 2, 2013

Total	$22,857	0.21%

Federal Home Loan Bank Borrowings

As of March 31, 2013 , the Company had no outstanding advances (borrowings) from the Federal Home Loan Bank “FHLB”.

The Company’s credit facility with the FHLB is $312 million, which represents approximately 25% of the Bank’s total assets, as reported by the Bank in its December 31, 2012 FFIEC Call Report.

As of March 31, 2013, the Company had $560 million of loan collateral pledged with the FHLB which provides $237 million in borrowing capacity. The Company is required to purchase FHLB common stock to support its FHLB advances. At March 31, 2013 and December 31, 2012, the Company had $4.9 million of FHLB common stock. The current value of the FHLB common stock of $4.9 million would support FHLB advances up to $104 million. Any advances from the FHLB in excess of $104 million would require additional purchases of FHLB common stock. The FHLB has historically repurchased all of its excess capital stock from each bank where the level of capital stock is in excess of that bank’s current average borrowings. The FHLB repurchased $187,000 of the Company’s FHLB capital stock during 2012. The Company has been notified by the FHLB that a portion of its common stock is to be redeemed (repurchased) by June 30, 2013.

Subordinated Debentures

The following table summarizes the terms of each issuance of the subordinated debentures outstanding as of March 31, 2013:

Series	Amount (in thousands)	Issuance Date	Maturity Date	Rate Index	Current Rate	Next Reset Date
Trust I	$6,186	12/10/04	03/15/35	3 month LIBOR + 2.05%	2.33%	6/17/13
Trust II	3,093	12/23/05	03/15/36	3 month LIBOR + 1.75%	2.03%	6/17/13
Trust III	3,093	06/30/06	09/15/36	3 month LIBOR + 1.85%	2.13%	6/17/13

Subtotal	12,372
Fair value adjustment	(3,146)

Total	$9,226

The Company had an aggregate outstanding balance of $12.4 million in subordinated debentures at March 31, 2013. These subordinated debentures were acquired as part of the PC Bancorp merger and were issued to trusts originally established by PC Bancorp, which in turn issued trust preferred securities.

These subordinated debentures were issued in three separate series. Each issuance had a maturity of 30 years from their approximate date of issue. All three subordinated debentures are variable rate instruments that reprice quarterly based on the three month LIBOR plus a margin (see tables above). All three subordinated debentures had their interest rates reset in March of 2013 and are set to reprice again in June 2013 at the current three month LIBOR plus their index, and will continue to reprice quarterly through their maturity date. Trust I and Trust II are currently callable at par with no prepayment penalties. Trust III has a prepayment penalty equal to 100.501% of the outstanding principal through September 15, 2013. After this date Trust III would be callable at par with no prepayment penalties.

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

Interest payments made by the Company on subordinated debentures are considered dividend payments under FRB regulations. Notification to the FRB is required prior to the Company declaring and paying a dividend during any period in which the Company’s quarterly net earnings are insufficient to fund the dividend amount. This notification requirement is included in regulatory guidance regarding safety and soundness surrounding capital and includes other non-financial measures such as asset quality, financial condition, capital adequacy, liquidity, future earnings projections, capital planning and credit concentrations. Should the FRB object to the dividend payments, the Company would be precluded from paying interest on the subordinated debentures after giving notice within 15 days before the payment date. Payments would not commence until approval is received or the Company no longer needs to provide notice under applicable guidance. The Company has the right, assuming no default has occurred, to defer payments of interest on the subordinated debentures at any time for a period not to exceed 20 consecutive quarters. The Company has not deferred any interest payments.

Note 8 - Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the periods indicated (dollars in thousands):

	Before Tax	Tax Effect	Net of Tax
Three Months Ended - March 31, 2013
Net unrealized gains (losses) on investment securities:
Beginning balance	$2,369	$975	$1,394

Non-credit portion of other-than-temporary impairments arising during the period	(32)	(13)	(19)
Net unrealized losses arising during the period	(89)	(37)	(52)

Other comprehensive loss before reclassifications	(121)	(50)	(71)
Reclassification adjustment for gains realized in net income	(5)	(2)	(3)

Net other comprehensive loss	(126)	(52)	(74)

Ending balance	$2,243	$923	$1,320

Three Months Ended - March 31, 2012
Net unrealized gains (losses) on investment securities:
Beginning balance	$1,535	$645	$890

Non-credit portion of other-than-temporary impairments arising during the period	177	57	120
Net unrealized losses arising during the period	(33)	(10)	(23)

Other comprehensive income before reclassifications	144	47	97
Reclassification adjustment for impairment losses realized in net income	0	0	0

Net other comprehensive income	144	47	97

Ending balance	$1,679	$692	$987

The table below presents the components of accumulated other comprehensive income (loss) as of the dates indicated (dollars in thousands):

	March 31, 2013	March 31, 2012
Net unrealized gain on non other-than-temporarily impaired investment securities	$2,243	$2232
Net unrealized gain (loss) on other-than-temporarily impaired investment securities	0	553

Total net unrealized gain on investment securities	2,243	1,679
Tax expense	(923)	(692)

Total accumulated other comprehensive income	$1,320	$987

Note 9 - Stock Options and Restricted Stock

Equity Compensation Plans

At March 31, 2013, the Company had one active stock-based employee and director compensation plan, the “2007 Equity and Incentive Plan”, and two terminated stock based compensation plans, the “2005 Plans”, which were terminated effective August 12, 2007, and replaced with the 2007 Equity and Incentive Plan. These plans are described more fully in Note 11, “Stock Options and Restricted Stock” in the Company’s Annual Report on Form 10K for the year ended December 31, 2012. The outstanding vested and unvested stock options and unvested restricted stock under the Equity and Incentive Plans listed above, were transferred and assumed by CU Bancorp in connection with the holding company reorganization, from options and restricted stock originally issued by California United Bank.

The Company’s “2007 Equity and Incentive Plan” allows the Company to issue stock options, restricted stock, restricted stock units and performance units. Certain options and share awards provide for accelerated vesting if there is a change in control as defined in the plans.

At March 31, 2013, future compensation expense related to non-vested stock option and restricted stock grants is reflected in the table below (dollars in thousands):

Future Stock Based Compensation Expense	Stock Options	Restricted Stock	Total
Remainder of 2013	$22	$681	$703
2014	11	483	494
2015	2	169	171
2016	0	53	53
2017	0	3	3
Thereafter	0	0	0

Total	$35	$1,389	$1,424

The estimated fair value of all stock options granted in prior years has been calculated using the Black-Scholes option pricing model. The use of the Black-Scholes model requires the use of input parameters and assumptions used for estimating the fair value of stock options granted in 2010 and prior years. These assumptions are fully described in Note 11 - “Stock Options and Restricted Stock” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

There were no stock options granted during 2011, 2012, or during the first three months of 2013.

Stock Options

The following table summarizes the share option activity under the plans as of the date and for the period indicated:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
				(thousands)
Outstanding stock options at December 31, 2012	734,896	$12.44	2.8	$966
Granted	0
Exercised	0
Forfeited	0
Expired	0

Outstanding stock options at March 31, 2013	734,896	$12.44	2.5	$1,617

Exercisable options at March 31, 2013	705,921	$12.47	2.5	$1,583
Unvested options at March 31, 2013	28,975	$11.81	3.5	$34
Outstanding, vested and expected to vest at March 31, 2013	734,896	$12.44	2.5	$1,617

Stock option compensation expense of $9,000, and $17,000 was recorded related to the above stock options for the periods ended March 31, 2013 and 2012, respectively. The price range of outstanding stock option grants at March 31, 2013 has not changed from what was reported by the Company at December 31, 2012.

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

The following table summarizes the restricted stock activity under the plans for the period indicated:

	Number of Shares	Weighted-Average Grant- Date Fair Value per Share
Restricted Stock:
Unvested, at December 31, 2012	290,550	$11.99
Granted	2,500	12.74
Vested	33,225	11.96
Cancelled and forfeited	6,250	10.88

Unvested, at March 31, 2013	253,575	$12.03

Compensation expense of $249,000 and $248,000 was recorded related to the above restricted stock grants for the three months ended March 31, 2013 and 2012, respectively. Restricted stock awards are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed. During the first quarter of 2013, the Company issued 2,500 shares of restricted stock to one of its employees.

Note 10 - Common Stock

As part of the merger with PC Bancorp, the Company initially issued 3,721,382 shares of common stock on July 31, 2012 to the shareholders of PC Bancorp.

During 2012, 117,300 shares of restricted stock were issued to the Company’s Directors and employees. During the first quarter of 2013, the Company issued 2,500 of restricted stock to a Company employee. The Company cancelled 6,250 and 7,500 shares of unvested restricted stock during the first quarter of 2013 and for the full year of 2012, respectively, related to employee turnover. Net issuance (forfeiture) of restricted stock for 2013 and 2012 was (3,750) shares and 109,800 shares, respectively. See Note 9 - “Stock Options and Restricted Stock” for a more detailed analysis related to the issuances of these shares.

The Company has a program that allows employees to make an election to have a portion of their restricted stock that became vested during the year, redeemed by the Company to provide funds to pay the employee’s tax obligation related to the vesting of the stock. During the first quarter of 2013 and during the full year of 2012, a number of the Company’s employees elected to participate in this program. A total of 13,550 and 21,921 shares of employee unvested restricted stock were retired under this program for a total value of $151,000 and $228,000 during the first quarter of 2013 and for the full year of 2012, respectively. The retirement of these shares upon vesting is accounted for as a dividend.

Note 11 - Commitments and Contingencies

Litigation

From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company accrues for any probable loss contingencies that are estimable and discloses any possible losses in accordance with Accounting Standards Codification (“ASC”) 450, “Contingencies”. As the successor to PC Bancorp, the Company is currently a party to an action pending in the Superior Court of Orange County, California, brought by Stephen Bennett and former PC Bancorp Board member Richard Letwak against PC Bancorp’s former insurance carrier, Progressive Casualty Insurance Company. In a cross-complaint filed against PC Bancorp, Progressive contends (1) Bennett and Letwak are asserting claims PC Bancorp expressly released in late 2008 and (2) PC Bancorp (now the Company) is obligated to indemnify Progressive for its losses (including attorneys’ fees) arising out of Bennett and Letwak’s claims, the amount of which is not presently ascertainable. The Company intends to aggressively defend against the claims, and while management presently believes the Company will prevail in the litigation and that the ultimate outcome of this proceeding will not have a material adverse impact on the Company’s financial position, results of operations or cash flows as a whole, legal proceedings are always subject to inherent uncertainties - and unfavorable rulings or other events could occur.

Note 12 - Fair Value of Assets and Liabilities

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

In accordance with accounting guidance, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are as follows:

•	Level 1 - Observable unadjusted quoted market prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date

•

Level 2 - Significant other observable market based inputs, other than Level 1 prices such as quoted prices for similar assets or liabilities or unobservable inputs that are corroborated by market data. This includes quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data, either directly or indirectly. This would include those financial instruments that are valued using models or other valuation methodologies where substantially all of the assumptions are observable in the marketplace, can be derived from observable market data or are supported by observable levels at which transactions are executed in the marketplace.

•

Level 3 - Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. Assets measured utilizing level 3 are for positions that are not traded in active markets or are subject to transfer restrictions, and or where valuations are adjusted to reflect illiquidity and or non-transferability. These assumptions are not corroborated by market data. This is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. Management uses a combination of reviews of the underlying financial statements, appraisals and management’s judgment regarding credit quality to determine the value of the financial asset or liability.

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

SBA Servicing Asset: The Company acquired an SBA servicing asset with the PC Bancorp merger. This servicing asset was initially fair valued at the merger date based on an evaluation by a third party who specializes in fair value analysis. The fair value of this asset was based on the estimated discounted future cash flows utilizing market based discount rates and estimated prepayment speeds. The discount rate was based on the current U.S. Treasury yield curve, plus a spread for marketplace risk associated with these assets. Prepayment speeds were selected based on the historical prepayments of similar SBA pools. The prepayment speeds determine the timing of the cash flows. The SBA servicing asset is amortized over the estimated life of the loans based on an effective yield approach. In addition, the Company’s servicing asset is evaluated regularly for impairment by discounting the estimated future cash flows using market-based discount rates and prepayment speeds. If the calculated present value of the servicing asset declines below the Company’s current carrying value, the servicing asset is written down to its present value. Based on the Company’s methodology in its valuation of the SBA servicing asset, the current carrying value is estimated to approximate the fair value. The valuation inputs required in valuing the SBA servicing asset are considered to be level 3 inputs.

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

Maturing Deposits: The fair values of fixed maturity certificates of deposit (time deposits) are estimated using a discounted cash flow calculation that applies current market deposit interest rates to the Bank’s current certificate of deposit interest rates for similar term certificates. The rates being paid on certificates of deposit not acquired from PC Bancorp at March 31, 2013 and December 31, 2012, were generally identical to the market interest rates for comparable terms and thus both the carry amount and fair value are generally considered approximately identical as of the reporting dates. The deposits acquired from PC Bancorp were initially adjusted to their fair value at the date of acquisition. The interest rates used to calculate the fair value adjustments on the PCB certificates were considered to be the market rates at the date of acquisition. Maturing deposits are categorized as level 2 valuations.

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

Subordinated Debentures: The fair value of the three variable rate subordinated debentures (“debentures”) is estimated using a discounted cash flow calculation that applies the three month LIBOR plus the margin index at March 31, 2013, to the cash flows from the debentures, based on the actual interest rate the debentures were accruing at March 31, 2013. Because all three of the debentures re-priced on March 15, 2013 based on the three month LIBOR plus the index margin at that date, and there has been relatively little to no change in the three month LIBOR from the re-pricing date through March 31, 2013, the current face value of the debentures and their calculated market value were identical.

Fair value of commitments: Loan commitments that are priced on an index plus a margin to a market rate of interest are reported at the carrying value of the loan commitment. Loan commitments on which the committed fixed interest rate is less than the current market rate were insignificant at March 31, 2013 and December 31, 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis as of the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Total Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets - March 31, 2013
Investment securities available-for-sale	$109,787	$0	$109,787	$0

Financial Liabilities - March 31, 2013
Interest Rate Swap Contracts	$5,561	$0	$5,561	$0

Financial Assets - December 31, 2012
Investment securities available-for-sale	$118,153	$0	$115,243	$2,910

Financial Liabilities - December 31, 2012
Interest Rate Swap Contracts	$6,040	$0	$6,040	$0

The investment securities that comprise the balances reflected in the “Significant Unobservable Inputs (Level 3)” as of December 31, 2012 include private issue CMO securities. These securities were sold during the first quarter of 2013 for a net gain of $4,600.

The private issue CMO securities were valued at December 31, 2012 utilizing pricing obtained from the national market pricing services that are utilized in the Company’s bond accounting system. Due to the price volatility associated with these securities, the Company had classified them as level 3. These securities were all sold in the first quarter of 2013. The roll forward of these securities is listed in the table below.

The following table below presents a roll-forward of all assets and liabilities and additional information about the financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented (dollars in thousands):

	Balance at January 1,	Included in Earnings	Included in Other Comprehensive Income (Loss)	Purchases, Issuances, (Sales) Settlements	Transfers into (out of) Level 3	Balance at March 31,

Financial Assets - Measured at Fair Value using Level 3 - March 31, 2013
Private Issue CMO Securities	$2,910	$(20)	$0	$(2,890)	$0	$0

Total	$2,910	$(20)	$0	$(2,890)	$0	$0

Financial Assets - Measured at Fair Value using Level 3 - March 31, 2012
Private Issue CMO Securities	$2,775	$(26)	$177	$(111)	$0	$2,815
U.S. Government Sponsored Agency CMO Securities	2,379	0	0	(180)	0	2,199

Total	$5,154	$(26)	$177)	$(291)	$0	$5,014

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

The following table presents the balances of assets and liabilities measured at fair value on a non-recurring basis by caption and by level within the fair value hierarchy as of the dates indicated (dollars in thousands):

	Carrying Value at end of period	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets - March 31, 2013
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs	$1,501	$0	$0	$1,501
Other real estate owned	3,112	0	0	3,112

Total	$4,613	$0	$0	$4,613

Financial Assets - December 31, 2012
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs	$2,056	$0	$0	$2,269
Other real estate owned	3,112	0	0	3,112

Total	$5,168	$0	$0	$5,381

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of the dates indicated (dollars in thousands):

	Fair Value at March 31, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Values

Financial Assets - March 31, 2013

Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs	$1,588	Appraisal value	Estimated Collateral value of property	Various depending on property type and location

Other real estate owned	$3,112	Purchase and Sale Agreement (1)	Contract	$3,190
			Less estimated selling costs	$78

(1)	The Company has entered into a non-publicly disclosed purchase and sales agreement to sell this parcel of real estate to a private third party. The purchase price was a negotiated amount based on a number of both public and non-public economic factors.

Fair Value of Financial Asset and Liability Table

ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of March 31, 2013 and December 31, 2012. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The description of the valuation methodologies used for assets and liabilities measured at fair value and for estimating fair value for financial instruments not recorded at fair value has been described above.

The table below presents the carrying amounts and fair values of financial instruments as of the dates indicated (dollars in thousands):

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Financial Assets
Investment securities available-for-sale	$109,787	$109,787	$0	$109,787	$0
Loans, net	851,992	854,161	0	0	854,161
Financial Liabilities
Certificates of deposit	70,377	70,568	0	70,568	0
Securities sold under agreements to repurchase	25,187	25,187	0	25,187	0
Subordinated debentures	9,226	12,372	0	0	12,372
Interest rate swap contracts	5,561	5,561	0	5,561	0

December 31, 2012
Financial Assets
Investment securities available-for-sale	$118,153	$118,153	$0	$115,243	$2,910
Loans, net	846,082	848,146	0	0	848,146
Financial Liabilities
Certificates of deposit	81,336	81,648	0	81,648	0
Securities sold under agreements to repurchase	22,857	22,857	0	22,857	0
Subordinated debentures	9,169	12,372	0	0	12,372
Interest rate swap contracts	6,038	6,038	0	6,038	0

Note 13 - Derivative Financial Instruments

The Company acquired interest rate swap contracts (“swaps”) on July 31, 2012 as a result of the merger with PC Bancorp. The Company has incorporated these instruments into its asset liability program when monitoring its interest rate risk position. All of the interest rate swap contracts are with the same counterparty bank.

At March 31, 2013, the Company had twenty three pay-fixed, receive-variable interest rate contracts that were designed to convert fixed rate loans into variable rate loans. In addition, the Company had one pay-fixed, receive-variable interest rate swap contract at the holding company that was settled during the first quarter of 2013. Twenty one of the twenty three swap contracts are designated as interest rate hedges at March 31, 2013. The interest rate swaps function as economic hedges of the associated fixed rate loans. The outstanding swaps have maturities of up to 10 years.

The location of the asset and liability derivative instruments as of March 31, 2013 and December 31, 2012, and the amount of income, expense and gain or loss recognized for the three months ended March 31, 2013 and 2012 are presented in the tables below (dollars in thousands):

	Liability Derivatives
	March 31, 2013	December 31, 2012
Fair Value Hedges
Interest rate contacts notional amount	$32,720	$35,990

Derivatives not designated as hedging instruments under ASC 815:
Interest rate swap contracts fair value	$982	$1,114

Derivatives designated as hedging instruments under ASC 815:
Interest rate swap contracts fair value	4,579	4,924

Total interest rate contracts fair value	$5,561	$6,038

Balance sheet location	Accrued Interest Payable and Other Liabilities	Accrued Interest Payable and Other Liabilities

	The Effect of Derivative Instruments on the Consolidated Statements of Income
	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Derivatives not designated as hedging instruments:
Interest rate swap contracts - loans
Decrease in fair value of interest rate swap contracts	$62	$0
Payment received (paid) on interest rate swap contracts on loans	(87)	0

Net increase/(decrease) in other non-interest income	(25)	0

Interest rate swap contracts - subordinated debenture
Decrease in fair value of interest rate swap contracts	70	0
Payment received (paid) on interest rate swap contracts on subordinated debentures	(70)	0

Net increase/(decrease) in other non-interest income	0	0

Total increase/(decrease) in other non-interest income	$(25)	$0

Derivatives designated as hedging instruments:
Interest rate swap contracts - loans
Decrease in fair value of interest rate swap contracts	$345	$0
Decrease in fair value of hedged loans recognized in interest income	(69)	0
Payment received (paid) on interest rate swap contracts on loans	(302)	0

Net increase/(decrease) in interest income on loans	$(26)	$0

The total amount of interest paid on all interest rate swap contracts by the Company for the three months ended March 31, 2013 was $459,000, the total change (decrease) in the fair value of the interest rate swap contracts was $477,000, and the net change in the fair value of the loans was a decrease of $69,000. The interest rate swap contract originally associated with the subordinated debenture that was scheduled to mature in June 2013 was liquidated prior to maturity during the 1st quarter of 2013. The final payment associated with the liquidation of this swap agreement was completely offset by the liquidation of the fair value liability associated with the interest rate swap contract, resulting in no impact to non-interest income during the 1st quarter of 2013.

The amount of interest recognized in earnings due to the amount of the interest rate swap contracts that are ineffective was considered insignificant during the 1st quarter of 2013.

Under the interest rate swap contracts, the company is required to pledge and maintain collateral for the credit support under these agreements. At March 31, 2013, the Company had $4.3 million in certificates of deposit with the counterparty to the interest rate swap contracts, and had $2.0 million of due from bank balances with the same counterparty pledged to support the interest rate swap contracts. Both the due from bank balances and the certificates of deposit are pledged with the same counterparty bank as the interest rate swap contracts.

Note 14 - Condensed Financial Information of Parent Company

The Parent Company only condensed balance sheets as of March 31, 2013 and December 31, 2012 and the related statements of net earnings and condensed statements of cash flows for the three month period ended March 31, 2013 are presented below (dollars in thousands):

Parent Company Only Condensed Balance Sheets	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$1,231	$1,477
Certificates of deposit in other financial institutions	370	370
Loans	2,451	2,472
Investments in subsidiary	132,491	130,217
Accrued interest receivable and other assets	545	353

Total Assets	$137,088	$134,889

LIABILITIES
Subordinated debentures	$9,226	$9,169
Accrued interest payable and other liabilities	51	97

Total Liabilities	9,277	9,266

SHAREHOLDERS’ EQUITY	127,811	125,623

Total Liabilities and Shareholders’ Equity	$137,088	$134,889

Three Months Ended
Parent Company Only Condensed Statements of Income	March 31, 2013

Interest Income	$58
Interest Expense	125
Operating Expenses	116

Total Expenses	241

Loss Before Income Tax Benefit and Equity in Undistributed Earnings of Subsidiary	(183)

Income tax benefit	96

Loss Before Equity in Undistributed Earnings of Subsidiary	(87)

Equity in undistributed earnings of subsidiary	2,242

Net Income	$2,155

Parent Company Only Condensed Statement of Cash Flows	Three Months Ended March 31, 2013
Cash flows from operating activities:
Net income:	$2,155
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(2,242)
Amortization of subordinated debentures fair value	57
Accretion of deferred loan fees	(18)
Increase in accrued interest receivable and other assets	(192)
Decrease in accrued interest payable and other liabilities	(45)

Net cash used in operating activities	$(285)

Cash flows from investing activities:
Net decrease in loans	39

Net cash provided by financing activities	$39

Net decrease in cash	(246)
Cash, beginning of year	1,477

Cash, end of period	$1,231

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

See “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” below relating to “forward-looking” statements included in this report.

The following is management’s discussion and analysis of the major factors that influenced the results of the operations and financial condition of CU Bancorp, the (“Company”) for the current period. This analysis should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2012 Annual Report on Form 10K and with the unaudited financial statements and notes as set forth in this report.

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

Regulatory Legislation

Dodd-Frank Wall Street Reform and Consumer Protection Act: In July 2010, the Dodd-Frank Financial Reform Bill (“the Wall Street Reform and Consumer Protection Act”) was passed by Congress and signed into law by President Obama. This legislation aims to restore responsibility and accountability to the U.S. financial system and significantly revises and expands the rulemaking, supervisory and enforcement authority of the federal bank regulatory agencies. The numerous rules and regulations that have been promulgated and are yet to be promulgated and finalized under the Dodd-Frank Act are likely to impact our operations and compliance costs.

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

For a more detailed discussion regarding the Dodd-Frank Wall Street Reform and Consumer Protection Act, see the Company’s December 31, 2012 Form 10K, Part I, Item 1 – Business – Supervision and Regulation – Recent Legislation and Regulation – Dodd-Frank Wall Street Reform and Consumer Protection Act.

Regulatory Capital Proposals

Basel III Capital Standards: In June 2012, the federal banking agencies issued a series of proposed rules to conform U.S. regulatory capital requirements and make them consistent with the Basel III Capital Standards established by the Basel Committee on Banking Supervision and certain provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act. The proposed revisions, if adopted, would establish new higher capital ratio requirements, narrow the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets. The proposed new capital requirements would apply to all banks, savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies regardless of asset size. It is unclear whether, if, or in what form Basel III will be adopted. A summary of the proposed regulatory changes is set forth below.

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

For a more detailed discussion regarding the Basel III provision see the Company’s December 31, 2012 Form 10K, Part I, Item 1 – Business – Bank Regulation – Basel Capital and Liquidity Initiatives.

Capital

As of March 31, 2013, the Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio were 9.13%, 10.90% and 11.78%, respectively. CU Bancorp’s consolidated Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio at March 31, 2012 were 9.76%, 11.65% and 12.52%, respectively. These ratios placed the Bank and CU Bancorp in the “well-capitalized” category as defined by federal regulations, which require corresponding capital ratios of 5%, 6% and 10%, respectively, to qualify for that designation.

Corporate Governance

The following are some of the key corporate governance practices at both the Company and the Bank, which are oriented to ensure that there are no conflicts of interest and that the Company operates in the best interests of shareholders:

•	Nine of the Company’s and Bank’s eleven directors at March 31, 2013 are independent outside directors.

•	None of the Company’s senior officers and directors have received loans from the Bank.

•	There are no loans by the Bank to outside companies controlled by or affiliated with officers or directors.

•	The Bank’s Board of Directors has Audit and Compensation, nomination and governance committees comprised solely of independent outside directors.

Number of Employees

The number of active full-time equivalent employees increased from 167 at December 31, 2012 to 172 at March 31, 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. We have identified several accounting policies that, due to judgments, estimates, and assumptions inherent in those policies, are essential to an understanding of our consolidated financial statements. These policies relate to the methodologies that that determine our allowance for loan loss, the treatment of non-accrual loans, the classification and valuation of investment securities, the valuation of retained interests and servicing assets related to the sales of SBA loans, accounting for and valuation of derivatives and hedging activities, accounting for business combinations, evaluation of goodwill for impairment, and accounting for income taxes.

Our critical accounting policies are described in greater detail in our 2012 Annual Report on Form 10-K, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.

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

Business Combinations

The assets and liabilities of PC Bancorp that were acquired in 2012, were accounted for at fair value at the date of acquisition. The Company obtained either a third party analysis or an internal valuation analysis of the fair value of the assets and liabilities acquired. An analysis was performed as of the date of acquisition on loans, investment securities, interest rate swap contracts, SBA loan servicing assets, contractual lease obligations, deferred compensation, deposits and subordinated debentures as of the acquisition date. Balances that were considered to be at fair value at the date of acquisition were cash and cash equivalents, bank owned life insurance, interest rate swap contracts, other assets (interest receivable) and other liabilities (interest payable).

For a detailed analysis of the business combinations accounting related to either PC Bancorp or COSB, see the Company’s December 31, 2012 Form 10K, Footnote 2, Business Combinations.

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

RESULTS OF OPERATIONS

The following table presents condensed statements of income and related performance data for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands, except per share data):

	Three Months Ended March 31,
	Amounts		Increase (Decrease)
	2013	2012	$	%
Interest Income	$12,069	$7,478	$4,591	61.4%
Interest Expense	531	239	292	122.2%

Net Interest Income	11,538	7,239	4,299	59.4%
Provision for loan losses	134	—	134
Gain on sale of securities	5	—	5
Gain on sale of SBA loans	350	—	350
Other non-interest income	1,071	622	449	72.2%
Non-interest expense	9,309	6,905	2,404	34.8%
Provision for Income Taxes	1,366	450	916	203.6%

Net Income	$2,155	$506	$1,649	325.9%

Earnings per share
Basic	$0.21	$0.08	$0.13	162.5%
Diluted	$0.20	$0.07	$0.13	185.7%
Return on average equity (1)	6.94%	2.52%	4.42%	175.4%
Return on average assets	0.69%	0.24%	0.45%	187.5%
Net interest rate spread	3.82%	3.47%	0.35%	10.1%
Net interest margin	4.00%	3.62%	0.38%	10.5%
Efficiency ratio (2)	71.83%	87.50%	(13.68)%	(15.6)%

(1)	Calculation excludes average accumulated other comprehensive income (loss) from average shareholders’ equity. The net income (loss) for the period has been annualized.
(2)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income, gain on sale of SBA loans, and other non-interest income.

Operations Performance Summary

Three Months Ended March 31, 2013 and 2012

The Company reported net income of $2.2 million (or earnings per share of $0.21 and $0.20 on a basic and diluted basis, respectively) for the three months ended March 31, 2013, compared to net income of $506,000 (or earnings per share of $0.08 and $0.07 on a basic and diluted basis, respectively) for the corresponding period in 2012. This represents a $1.6 million or 325.9% increase between the two periods. The following describes the changes in the major components of the Company’s net income for the three months ended March 31, 2013 compared to the comparable period in 2012:

The increase in interest income of $4.6 million to $12.1 million for the quarter ending March 31, 2013, compared to the comparable period in 2012 is primarily the result of an increase in average interest earning assets of $364 million coupled with an increase in the overall yields on interest-earning assets of 45 basis points to 4.19%. The increase in average interest earning assets increased interest income by $5 million for the first quarter of 2013 compared to 2012. This increase was due to increases in average loan balances as a percentage of interest-earning assets.

Loan interest income for the quarter ending March 31, 2013, increased by $4.7 million, or 70.8%, to $11.4 million compared to the quarter ending March 31, 2012. This increase was attributable to both organic loan growth as well as to loans acquired as part of the PC Bancorp acquisition. The Company acquired $278 million in loans on July 31, 2012 as part of the acquisition. The increase in average loan balances added $5.0 million to loan interest income as average loan balances increased by $373 million, or 79.3% between the two periods. For the quarter ended March 31, 2012, the Company’s average quarterly loan portfolio was $470 million, and for the quarter ended March 31, 2013 the average quarterly loan portfolio had grown to $842 million. First quarter 2013 loan interest income was positively impacted by $854,000 related to the amortization of fair value adjustments related to the PC Bancorp loans acquired, which included $37,000 of discount earned on early loan payoffs during the first quarter of 2013 with a positive impact on net interest margin of 1 basis point, and was negatively impacted by $124,000 related to interest rate swap contracts acquired in the PC Bancorp acquisition. The yield on loans in the first quarter of 2013 was impacted by new loan originations in the low 4% coupon range.

Interest income on investment securities declined by $120,000 to $484,000; a 19.9% decrease for the three months ended March 31, 2013 compared to the same period in 2012. The overall decline in investment securities income was attributable to a decline in the overall yields between the two periods partially offset by a slight increase in the average balances. A decrease of $133,000 in investment securities income was attributable to a decrease of 0.48% in the overall yield. The decline in the overall yield between the first quarter of 2013 and the same period in 2012, resulting in the current yield of 1.72%, was the result of the loss of higher yielding securities due to the runoff of principal balances on the higher yielding mortgage backed securities portfolio due to the increase in prepayments and the sale of the private issue CMO’s. The reinvestments of funds in new securities between these periods were at substantially lower rates than the yield on securities that were running off between these periods. Also impacting the investment securities yield was the acquisition of the $44.4 million of securities on July 31, 2012 from the PC Bancorp acquisition. The overall yield of the PC Bancorp securities was approximately 1.78% at July 31, 2012, after the fair value adjustment, which negatively impacted the overall yields between periods.

Interest income on interest bearing deposits in other financial institutions decreased by $24,000, or 13.0%, to $160,000 for the first quarter of 2013 compared to the same quarter of 2012. The decrease in interest income was primarily attributable the decrease of $ 11 million or a 9.7% in average balances from the first quarter of 2012 to 2013. The average balance during the first quarter of 2013 was $214 million compared to $225 million in 2012. The overall yield declined from 0.32% in the first quarter of 2012 to 0.30% in 2013, a decline of 2 basis points. The decrease in the average balances attributed a decrease of $13,000 in interest income while the decline in the yield decreased interest income by $11,000. The decrease in the balances between these periods was the result of the Company deploying more of its funding sources in loans.

Interest expense on interest bearing deposit accounts increased by $169,000, or 77.2%, to $388,000 for the first quarter of 2013 compared to the same quarter of 2012. The increase in interest expense on deposits was primarily attributable to the increase in the average balances coupled with an increase in the rates paid on deposits acquired from the PC Bancorp acquisition. The overall rate increased from 0.27% in the first quarter of 2012 to 0.29% in the first quarter of 2013, an increase of 2 basis points and resulted in an increase in interest expense of $22,000. Adding to the increase in deposit interest expense was the increase in the average balances of interest earning deposits between the quarters. Total average interest bearing deposits increased by $215 million or 65.3%, to $545 million between these two quarters. The increase in the average balances increased interest expense on deposits by $147,000. The increase in average interest bearing deposits was attributable to the organic growth in deposits as well as the acquisition of $253.8 million from the PC Bancorp acquisition on July 31, 2012.

Interest expense on borrowings increased by $123,000 to a total of $143,000 for the first quarter of 2013 compared to the same period of 2012. The primary increase is attributable to the acquisition of subordinated debentures related to the PC Bancorp acquisition. The increase in interest expense associated with the subordinated debentures was $124,000.

The Company recorded a provision for loan losses of $134,000 during the first quarter of 2013, while the Company did not record any provision for loan losses during the comparable period of 2012 when outstanding loans declined. A provision for the first quarter of 2013 was deemed necessary due to an overall increase of $10 million in the Company’s organic loan balances from $569 million at December 31, 2012 to $579 million at March 31, 2013, and after consideration of asset quality and net first quarter 2013 loan charge-offs of $96,000. The Company has an allowance for loan loss of 1.52% of the outstanding non-fair value loan balance (loans that are accounted for at historical cost) which excludes loans that were accounted for at fair value from the California Oaks State Bank (“COSB”) acquisition and from the PC Bancorp acquisition. Loans acquired from the both the PC Bancorp and California Oaks State Bank acquisitions were originally accounted for at fair value. During the first quarter of 2013, the Company recorded $121,000 of loan charge-offs and recorded loan recoveries of $25,000, for net charge-offs of $96,000.

Non-interest income increased by $804,000, to $1.4 million for the quarter ended March 31, 2013, as compared to the same quarter in 2012. This increase was the result of an increase of: $350,000 in gain on sale of SBA loans, $127,000 in bank owned life insurance income, $100,000 in SBA servicing income with the PC Bancorp acquisition, $105,000 in deposit account service charges resulting from growth in the number and balances of the Company’s deposit accounts primarily from the PC Bancorp acquisition, and $87,000 in other non-interest income largely resulting from non-recurring loan-related fees. The fluctuations in net gain on sale of loans is primarily due to changes in gains from SBA loan sales as the decision to sell or retain SBA loans is made on a quarterly basis and is dependent on premiums in the secondary market and the Company’s liquidity needs. During the first quarter, the Company experienced a decrease in deposit service charge income compared to the fourth quarter of 2012. This decline was attributed to a decrease in the number of deposit customers from PC Bancorp who had been on account analysis, and the effect of PC Bancorp deposit customers who elected to use more cost efficient deposit products offered by the Company. Both of these factors resulted in a decline in deposit service charge income for the Company in the first quarter of 2013.

Non-interest expense increased by $2.4 million or 34.8%, to $9.3 million, during the three months ended March 31, 2013, compared to the same quarter of 2012. See the “Non-Interest Expense Table” following this section for a detail listing of current year expenses, their dollar change and percent change compared to the comparable period of the prior year. The increase between the first quarter of 2013 and 2012 is primarily attributable to the acquisition of PC Bancorp. The increase in the first quarter of 2013 is mainly associated with increases in the following: salaries and employee benefits of $1.7 million or 47.5%, occupancy cost of $312,000 or 41.5%, legal and professional of $267,000 or 111.3% and FDIC deposit assessments of $105,000 or 74.5%, data processing costs of $23,000, office service expense of $39,000 and other operating expense of $278,000. These increases were partially offset by decreases in the following: merger related expenses of $105,000 or 70.9%, and OREO valuation write-downs and expenses of $252,000 or 90.6%. The increase of $1.7 million in salaries and employee benefits during the three months ended March 31, 2013, compared to the same quarter of 2012, reflects an increase in employees associated with the PC Bancorp acquisition consistent with an increase in FTE from 117 to 172 as a result of the merger and larger servicing requirement, in addition to an increase in employee commissions associated with SBA loan sales. The increase in occupancy costs during the first quarter 2013 was due to the addition of the two PC Bancorp branch offices acquired from the merger. The increase in legal and professional costs was related to higher legal, internal audit and consulting fees related to two former PC Bancorp executives providing services and to address the needs of the larger Company and lawsuit from the PC Bancorp acquisition. The increase in the FDIC deposit assessment is related to the acquisition of insurable deposits from the PC Bancorp acquisition as well as growth in the Company’s organic deposit portfolio. The decrease in OREO expenses is attributable to a non-recurring OREO valuation write-down of $232,000 in the first quarter of 2012.

The provision for income tax expense for the three months ended March 31, 2013 was $1.4 million, which represents an effective tax rate of approximately 39%, compared to income tax expense of $450,000 or an effective tax rate of approximately 47% for the same period in 2012. The Company’s statutory tax rate is approximately 41.0%. The effective tax rate for the three months ending March 31, 2013 is lower than the statutory rate due primarily to income that is excluded for taxes which include net interest income on loans within the State of California designated enterprise zone areas for state income taxes, and income from the increase in the cash surrender value of life insurance policies, that is included in non-interest income. The higher effective rate for the three months of 2012 was slightly impacted by certain operating costs that are not tax deductable such as certain merger costs, business entertainment expenses and membership dues. For the quarter ended March 31, 2012 the most significant non-deductible costs included merger legal, accounting and other costs of $184,000 and a portion of merger investment banking fees.

Average Balances, Interest Income and Expense, Yields and Rates

Three Months Ended March 31, 2013 and 2012

The following table presents the Company’s average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yield/rate for the periods presented. All average balances are daily average balances (dollars in thousands).

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (5)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (5)
Interest-Earning Assets:
Loans (1)	$842,234	$11,425	5.50%	$469,766	$6,690	5.73%
Deposits in other financial institutions	214,198	160	0.30%	225,186	184	0.32%
Investment Securities (2)	112,401	484	1.72%	109,687	604	2.20%

Total interest-earning assets	1,168,833	12,069	4.19%	804,639	7,478	3.74%

Non-interest-earning assets	92,783			45,277

Total assets	$1,261,616			$849,916

Interest-Bearing Liabilities:
Interest bearing transaction accounts	118,361	52	0.18%	$71,867	40	0.22%
Money market and savings deposits	350,363	260	0.30%	208,020	135	0.26%
Certificates of deposit	76,246	76	0.40%	49,867	44	0.35%

Total interest bearing deposits	544,970	388	0.29%	329,754	219	0.27%

Subordinated debentures	9,198	124	5.47%	—	—	—%
Securities sold under agreements to repurchase	25,853	19	0.30%	23,344	20	0.34%

Total borrowings	35,051	143	1.65%	23,344	20	0.34%

Total interest bearing liabilities	580,021	531	0.37%	353,098	239	0.27%

Non-interest bearing demand deposits	541,462			412,199

Total funding sources	1,121,483			765,297

Non-interest-bearing liabilities	12,844			3,201
Shareholders’ equity	127,289			81,418

Total liabilities and shareholders’ equity	$1,261,616			$849,916

Excess of interest-earning assets over funding sources	$47,350			$39,342
Net interest income		$11,538			$7,239
Net interest rate spread (3)			3.82%			3.47%
Net interest margin (4)			4.00%			3.62%

(1)	Average balances of loans are calculated net of deferred loan fees, but would include non-accrual loans which have a zero yield. The Company had $10.5 million of non-accrual loans as of March 31, 2013 and $6.0 million of non-accrual loans as of March 31, 2012. Amortization of net deferred loan fees less loan costs and the amortization of the fair value adjustments related to the loans acquired thru acquisition are included in total net interest income as of March 31, 2013 and 2012 of $1.2 million and $593,000, respectively. $946,000 of the 2013 amortization is attributable to the loans acquired through acquisition; the PCB portion increased the net interest margin by 32 basis points. At March 31, 2013, the remaining balance of the loan fair value adjustments acquired through mergers was $14.5 million. Of the $14.5 million, $11.3 million is available to be amortized to loan interest income based on the effective yield method over the life of the loans, while $3.2 million is related to purchase credit impaired loans that are on non-accrual at March 31, 2013.
(2)	Average balances of investment securities are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(3)	Net interest rate spread represents the yield earned on average total interest-earning assets less the rate paid on average total interest-bearing liabilities.
(4)	Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(5)	Annualized

Net Changes in Average Balances, Composition, Yields and Rates

Three Months Ended March 31, 2013 and 2012

The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Three Months Ended March 31,
	2013			2012			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Loans	$842,234	72.1%	5.50%	$469,766	58.4%	5.73%	$372,468	13.7%	(0.23)%
Deposits in other financial institutions	214,198	18.3%	0.30%	225,186	28.0%	0.32%	(10,988)	(9.7)%	(0.02)%
Investment Securities	112,401	9.6%	1.72%	109,687	13.6%	2.20%	2,714	(4.0)%	(0.48)%

Total interest-earning assets	$1,168,833	100.0%	4.19%	$804,639	100.0%	3.74%	$364,194		0.45%

Interest-Bearing Liabilities:
Non-interest bearing demand deposits	$541,462	48.3%		$412,199	53.9%		129,263	(5.6)
Interest bearing transaction accounts	118,361	10.6%	0.18%	71,867	9.4%	0.22%	46,494	1.2%	(0.04)%
Money market and savings deposits	350,363	31.2%	0.30%	208,020	27.2%	0.26%	142,343	4.0%	0.04%
Certificates of deposit	76,246	6.8%	0.40%	49,867	6.4%	0.35%	26,379	0.4%	0.05%

Total deposits	1,086,432	96.9%	0.14%	741,953	96.9%	0.12%	344,479	—%	0.02%

Subordinated debentures	9,198	0.8%	5.47%	—	—%	—%	9,198	0.8%	5.47%
Securities sold under agreements to repurchase	25,853	2.3%	0.30%	23,344	3.1%	0.34%	2,509	(0.8)%	(0.04)%

Total Borrowings	35,051	3.1%	1.65%	23,344	3.1%	0.34%	11,707	—%	1.31%

Total funding sources	$1,121,483	100.0%	0.19%	$765,297	100.0%	0.13%	356,186		0.06%

Volume and Rate Variance Analysis of Net Interest Income

Three Months Ended March 31, 2013 and 2012

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

	Three Months Ended March 31, 2013 vs. 2012
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income:
Loans	$5,012	$(277)	$4,735
Deposits in other financial institutions	(13)	(11)	(24)
Investment securities	13	(133)	(120)

Total interest income	5,012	(421)	4,591

Interest Expense:
Interest bearing transaction accounts	20	(8)	12
Money market and savings deposits	102	23	125
Certificates of deposit	25	7	32

Total deposits	147	22	169

Subordinated debentures	124	—	124
Securities sold under agreements to repurchase	1	(2)	(1)

Total Borrowings	125	(2)	123

Total interest expense	272	20	292

Net Interest Income	$4,740	$(441)	$4,299

Non-interest Expense

The following table sets forth certain information with respect to the Company’s non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012	$	%
Salaries and employee benefits	$5,417	$3,673	$1,744	47.5%
Stock based compensation expense	258	265	(7)	(2.6)%
Occupancy	1,064	752	312	41.5%
Data processing	482	459	23	5.0%
Legal and professional	507	240	267	111.3%
FDIC deposit assessment	246	141	105	74.5%
Merger related expenses	43	148	(105)	(70.9)%
OREO valuation write-downs and expenses	26	278	(252)	(90.6)%
Office services expense	266	227	39	17.2%
Other operating expenses	1,000	722	278	38.5%

Total Non-Interest Expense	$9,309	$6,905	$2,404	34.8%

Non-interest expense for the three months ended March 31, 2013 increased by $2.4 million to $9.3 million compared to the same period in 2012. This was primarily due to increases of $1.7 million in salaries and employee benefits, $312,000 in occupancy, $267,000 in legal and professional, $105,000 in FDIC deposit assessment and $278,000 in other operating expenses. These increases were partially offset by decreases of $105,000 in merger related expenses and $252,000 in OREO valuation write-downs and expenses. For a more detailed discussion of these fluctuations see the Operations Performance Summary - Three Months Ended March 31, 2013 and 2012.

FINANCIAL CONDITION

Balance Sheet Analysis

The following table presents balance sheets as of the dates indicated and the dollar and percentage changes between the periods (dollars in thousands):

	March 31, 2013	December 31, 2012	Increase (Decrease)
			$	%
Assets
Cash and cash equivalents	$191,372	$182,896	$8,476	4.6%
Certificates of deposit in financial institutions	25,484	27,006	(1,522)	(5.6)%
Investment securities available-for-sale, at fair value	109,787	118,153	(8,366)	(7.1)%
Loans:
Loans	860,833	854,885	5,948	0.7%
Allowance for loan loss	(8,841)	(8,803)	(38)	0.4%

Net loans	851,992	846,082	5,910	0.7%

Goodwill	12,292	12,292	—	—%
Bank owned life insurance	20,736	20,583	153	0.7%
Other assets	53,313	42,625	10,688	25.1%

Total assets	$1,264,976	$1,249,637	$15,339	1.2%

Liabilities
Deposits:
Non-interest bearing demand deposits	$557,452	$543,527	$13,925	2.6%
Interest bearing transaction accounts	117,280	112,747	4,533	4.0%
Money market and savings deposits	345,145	340,466	4,679	1.4%
Certificates of deposit	70,377	81,336	(10,959)	(13.5)%

Total deposits	1,090,254	1,078,076	12,178	1.1%
Securities sold under agreements to repurchase	25,187	22,857	2,330	10.2%
Subordinated debentures, net	9,226	9,169	57	0.6
Accrued interest payable and other liabilities	12,498	13,912	(1,414)	(10.2)%

Total liabilities	1,137,165	1,124,014	13,151	1.2%

Shareholders’ Equity
Common stock	118,885	118,885	—	—%
Additional paid-in capital	7,159	7,052	107	1.5%
Retained earnings (deficit)	447	(1,708)	2,155	(126.2)%
Accumulated other comprehensive income	1,320	1,394	(74)	(5.3)%

Total shareholders’ equity	127,811	125,623	2,188	1.7%

Total liabilities and shareholders’ equity	$1,264,976	$1,249,637	$15,339	1.2%

Total assets increased by $15 million or 1.2%, during the three month quarter ended March 31, 2013. Funding sources for this asset growth came primarily through growth in the Company’s deposit base, specifically non-interest bearing demand deposits..

During the first quarter of 2013, the Company had $10 million of net organic loan growth from new relationships, which was partially offset by $4 million in loan run-off from acquired portfolios (from PCB and COSB). Total liabilities increased by
$13 million during the quarter ended March 31, 2013, due primarily to increases in non-interest bearing deposits of $14 million primarily from existing relationships.

While total deposit growth for the first quarter of 2013 was $12 million, the growth in lower cost core deposits was consistent with the Company’s overall deposit liability strategy of building the Company’s lower cost core deposit base as non-interest bearing demand deposits, interest bearing transaction accounts and money market and savings deposits increased by
$23 million and certificates of deposits decreased by $11 million. PC Bancorp’s higher cost non-transaction interest bearing deposits declined by $18 million.

The Company, as part of its overall business plan has been focused on attracting lower cost deposits. In addition, the Company continues to evaluate and take advantage of opportunities to reduce PC Bancorp’s higher cost deposits as part of the Company’s ongoing efforts to maintain a low cost deposit base.

Shareholders’ equity increased by a net $2 million to $128 million, during the quarter ended March 31, 2013, due to net income of $2.2 million for the period.

Lending

The Company’s lending continues to be originated primarily through direct contact with borrowers through the Company’s relationship managers and/or executive officers of the Company. The Company’s net loans increased by $6.0 million for the quarter ended March 31, 2013. The growth in the Company’s commercial real estate loan portfolio of approximately $17 million during the first quarter of 2013 was generally consistent with the mix and type of properties at December 31, 2012. The largest loan originated during the quarter was a commercial and industrial loan within Orange county. The Company’s credit approval process includes an examination of the collateral, cash flow, and debt service coverage of the loan, as well as the financial condition and credit references of the borrower. The Company’s senior management is actively involved in its lending activities and collateral valuation and review process and the Company obtains independent third party appraisals of real property securing commercial real estate loans, as required by applicable federal laws and regulations. There is also a loan committee comprised of senior management that review problem loans. The Company’s commercial and industrial line of credit utilization was approximately 45% as of March 31, 2013 and 50% as of December 31, 2012. The decline in the credit utilization at the end of the first quarter of 2013 was expected because of the higher line utilization rate at year-end. The Company experienced a spike in line utilization at December 31, 2012 as a result of several businesses paying bonuses and commissions in December versus January or February, to take advantage of the lower payroll taxes as well as California personal income tax rates in 2012 versus 2013. Line utilization was also impacted by fiscal cliff concerns.

The Company believes that it manages credit risk closely in its loan portfolio and uses a variety of policy guidelines and analytical tools to achieve its asset quality objectives.

Allowance for Loan Loss

The allowance for loan loss increased by $38,000, to $8.8 million during the quarter ended March 31, 2013, due to a provision for loan losses of $134,000 offset by $96,000 of net loan charge-offs during the period. The Company recorded loan charge-offs of $121,000 and loan recoveries of $25,000 during the quarter ended March 31, 2013. The allowance for loan loss as a percentage of total loans was 1.03% at March 31, 2013 and December 31, 2012. The allowance for loan loss as a percentage of loans (excluding loan balances and the related allowance for loan loss on loans acquired through acquisition) was 1.52% and 1.54%, respectively, at March 31, 2013 and December 31, 2012.

The Company’s management considered the following factors in evaluating the allowance for loan loss at March 31, 2013:

•	General economic and business conditions affecting the key lending areas of the Company

•	Economic and business conditions of areas outside the lending areas, if any

•	Credit quality trends (including trends in non-performing loans expected to result from existing conditions)

•	Collateral values

•	Loan volumes and concentrations

•	Seasoning of the loan portfolio

•	Specific industry conditions within portfolio segments

•	Recent loss experience in particular segments of the portfolio (number and dollar amount of loan charge offs during the quarter)

•	Duration of the current business cycle

•	Company regulatory examination results and findings of the Company’s external credit review examiners

•	During the quarter ended March 31, 2013, the number of loans being upgraded and or downgraded

•	The amount and status of the non-accrual loans at March 31, 2013

•	The dollar amount and number of charge-offs incurred in the first quarter of 2013

•	The overall growth and composition of the loans, including the current loan classifications

•	Changes to the overall economic conditions within the markets in which that Company makes loans

•	Concentrations within its loan portfolio, as well as risk conditions within its commercial and industrial loan portfolio

•	The remaining fair value adjustments on loans acquired from through acquisition with special attention to the fair value adjustments associated with the purchased credit impaired loans

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

The Company is utilizing migration analysis when reviewing the Company’s past loan loss history. The migration analysis is adjusted for both loan history, as well as current economic conditions, and weighted experience over the last eight quarters. In addition to loan loss and credit experience for banks within the Company’s local market area, management considers the allowance of its peer group including their historical loan loss experience as well as changes within their loan portfolio in evaluating the adequacy of the allowance for loan loss for the Company. Management also takes into consideration the losses and charge-offs experienced during the current year. A great deal of focus has been given to the earnings and cash flows of the Company’s borrowers and their capacity to repay their contractual obligation. In considering all of the above factors, management believes that the allowance for loan loss as of March 31, 2013 is adequate.

Although the Company maintains its allowance for loan loss at a level which it considers adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

The following table is a summary of the activity for the allowance for loan loss as of the dates and for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Allowance for loan loss at beginning of period	$8,803	$7,495
Provision for loan losses	134	0
Net (charge-offs) recoveries:
Charge-offs	(121)	(4)
Recoveries	25	21

Total net (charge-offs) recoveries	(96)	17

Allowance for loan loss at end of period	$8,841	$7,512

Net (charge-offs) recoveries to average loans	(0.01)%	—%

	March 31, 2013	December 31, 2012
Allowance for loan loss to total loans	1.03%	1.03%
Allowance for loan loss to total loans accounted for at historical cost, which excludes loan balances and the related allowance for loans acquired through acquisition	1.52%	1.54%
Allowance for loan loss to total non-accrual loans	84.4%	83.6%
Allowance for loan loss to non-accrual loans, excludes non-accrual purchased loans acquired through acquisition and related allowance	506.1%	375.6%

The following is a summary of information pertaining to impaired loans, excluding purchased credit impaired loans, for the dates indicated (dollars in thousands):

	March 31, 2013	December 31, 2012
Impaired loans with a valuation allowance	$150	$208
Impaired loans without a valuation allowance	5,132	5,376

Total impaired loans (1)	$5,282	$5,584

Valuation allowance related to impaired loans	$9	$11

Loans on non-accrual status (2)	$10,474	$10,530

Troubled debt restructured loans	$5,970	$5,707

	Three Months Ended March 31,
	2013	2012
Average recorded investment in impaired loans	$5,653	$3,122
Interest foregone on impaired loans	$90	$76
Cash collections applied to reduce principal balance	$42	$21
Interest income recognized on cash collections	$—	$—

(1)	This balance excludes purchased credit impaired loans. Purchased credit impaired loans were acquired through acquisitions and had evidence of deterioration in credit quality prior to acquisition. The fair value of purchased credit impaired loans as of the date of acquisition includes estimates of credit losses.
(2)	This balance includes loans acquired with deteriorated credit quality through acquisition of $8.7 million and $8.2 million as of March 31, 2013 and December 31, 2012, respectively.

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

As an additional source of liquidity, the Company maintains credit facilities, “Fed Funds Borrowing Lines,” of $47 million with its primary correspondent banks for the purchase of overnight Federal funds. The lines are subject to availability of funds and have restrictions as to the number of days and length used during a month, $5 million of these credit facilities require the pledging of investment securities collateral.

The Company has established a secured credit facility with the FHLB of San Francisco which allows the Company to borrow up to 25% of the Bank’s total assets, which equates to a credit line of approximately $312 million at March 31, 2013. The Company currently has no outstanding borrowings with the FHLB. As of March 31, 2013, the Company had $560 million of loan collateral pledged with the FHLB which provides $237 million in borrowing capacity. Any amount of borrowings in excess of the $237 million would require the Company to pledge additional collateral. In addition the Company must maintain a certain investment in the common stock of the FHLB. The Company investment in the common stock of the FHLB is $4.9 million at March 31, 2013. This level of capital would allow the Bank to borrow up to $104 million. Any advances from the FHLB in excess of the $104 million would require additional purchases of FHLB common stock. The Company had no securities pledged with the FHLB at March 31, 2013.

The Company maintains a secured credit facility with the Federal Reserve Bank of San Francisco (“FRB”) which is collateralized by investment securities pledged with the FRB. At March 31, 2013, the Company’s available borrowing capacity was $5 million.

The Company maintains investments in short term certificates of deposit with other financial institutions, with an average remaining maturity of approximately 5.5 months, with various balances maturing monthly. The Company had balances of $25 million and $27 million at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013, $ 4.3 million of the Company’s certificates of deposit with other financial institutions were pledged as collateral as credit support for the interest rate swap contracts and is not available as a source of liquidity.

As of March 31, 2013, the Company’s primary overnight source of liquidity consisted of cash and cash equivalents of $191 million which compared to $183 million at December 31, 2012. Of the $191 million in cash and cash equivalents at March 31, 2013, $164 million was with the Federal Reserve Bank.

The Company’s commitments to extend credit (off-balance sheet liquidity risk) are agreements to lend funds to customers as long as there are no violations as established in the loan agreement. Many of the commitments are expected to expire without being drawn upon, and as such, the total commitment amounts do not necessarily represent future cash requirements. Financial instruments with off-balance sheet risk for the Company include both undisbursed loan commitments, as well as undisbursed letters of credit. The Company’s exposure to extend credit was $322 million and $295 million at March 31, 2013 and December 31, 2012, respectively.

The Holding Company liquidity on a stand-alone basis was $1.2 million and $1.5 million, in cash on deposit at the Bank, at March 31, 2013 and December 31, 2012, respectively. Management believes this amount of cash is currently sufficient to fund the holding company’s cash flow needs over the next twelve to twenty four months.

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

As of March 31, 2013, both CU Bancorp and the Bank, had positive retained earnings and positive net income that would allow either the Holding Company or the Bank to pay a dividend. However, the Company has no plans to pay a cash dividend to either the holding company or to CU Bancorp’s shareholders at the current time.

In December of 2011, the Bank received approval, from the DFI to repurchase employee restricted stock upon the vesting of restricted stock, only in amounts necessary to cover employee tax withholding obligations from the period January 1, 2012 to December 31, 2012, at the option of the restricted stockholder. Approval from the DFI was necessary due to the Bank having negative retained earnings at the time the employees restricted stock vested. This program was designed to provide the Bank’s employees with the financial ability to cover their tax liability obligation associated with the vesting of their restricted stock. These transactions under the State of California Corporations Code are defined as dividends or distributions to shareholders. The DFI approval for this program extended through December 31, 2012. No request for DFI approval for 2013 has been requested, as a result of the positive retained earnings and net income at the Bank during the first quarter of 2013. With the establishment of CU Bancorp and the corporate reorganization on July 31, 2012, this program was no longer available to the Company’s employees during the remaining portion of 2012. For the seven months ended July 31, 2012, 22,000 shares of employee restricted stock had been repurchased, for a dollar value of $228,000. The Bank has continued to provide this program to its employees during 2013, based on both positive retained earnings and positive net income at the bank for the quarter ending March 31, 2013.

CAPITAL RESOURCES

The Company’s objective is to maintain a level of capital that will support sustained asset and loan growth, provide for anticipated credit risks, and ensure that regulatory guidelines and industry standards are met. The Company and the Bank are subject to certain minimum capital adequacy and minimum well capitalized category guidelines adopted by the Federal Reserve and the FDIC. These guidelines relate primarily to the Tier 1 leverage ratio, the Tier 1 risk-based capital ratio, and the Total risk-based capital ratio. The minimum well capitalized required ratios are 5.00% Tier 1 leverage, 6.00% Tier 1 risk-based capital and 10.00% total risk-based capital. The minimum capital adequacy required ratios are 4.00% Tier 1 leverage, 4.00% Tier 1 risk-based capital and 8.00% total risk-based capital. At March 31, 2013, the Company and the Bank exceeded the required ratios for minimum capital adequacy and classification as well capitalized.

The following table presents the regulatory capital ratios and data of the Company and the Bank as of the dates indicated (dollars in thousands):

CU Bancorp

	March 31, 2013	December 31, 2012
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.76%	9.13%
Tier 1 risk-based capital ratio	11.65%	11.46%
Total risk-based capital ratio	12.52%	12.35%

Regulatory Capital Data:
Tier 1 capital	$121,422	$117,118
Total risk-based capital	$130,552	$126,177
Average total assets	$1,244,175	$1,301,737
Risk-weighted assets	$1,042,444	$1,021,882

California United Bank

	March 31, 2013	December 31, 2012
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.13%	8.55%
Tier 1 risk-based capital ratio	10.90%	10.72%
Total risk-based capital ratio	11.78%	11.61%

Regulatory Capital Data:
Tier 1 capital	$113,349	$109,346
Total risk-based capital	$122,479	$118,405
Average total assets	$1,240,980	$1,278,336
Risk-weighted assets	$1,039,822	$1,020,190

Total Tier 1 capital of the Company increased by $4.3 million or 3.7% to $121.4 million during the three months ended March 31, 2013. The increase in the Company’s Tier 1 leverage ratio during the three months ended March 31, 2013 of $4.3 million was primarily the result of the Bank’s first quarter earnings of $2.2 million, and a decrease in the amount of disallowed deferred tax assets that are subtracted from regulatory capital during the first quarter of 2013 by $1.9 million. The Company’s total average assets used in the calculation of Tier 1 leverage ratio decreased by $57 million or 4.4%.

Total risked based capital of the Company increased by $4.4 million or 3.5% to $130.6 million during the three months ended March 31, 2013. The increase in the Company’s Tier 1 risk-based capital and Total risk-based capital ratios during the three months ended March 31, 2013 was primarily due to the increase in the Bank’s first quarter earnings of $2.2 million and the decrease in the amount of disallowed deferred tax assets that are subtracted from regulatory capital during the first quarter of 2013 by $1.9 million. The Bank’s total risked weighted assets used in the calculation of Total Risked based capital ratio increased by $21 million or 2.0%.

Total Tier 1 capital at the Bank increased by $4.0 million or 3.7% to $113.3 million during the three months ended March 31, 2013. The increase in the Bank’s Tier 1 leverage ratio during the three months ended March 31, 2013 of $4.0 million was primarily the result of the Bank’s first quarter earnings of $2.2 million, and a decrease in the amount of disallowed deferred tax assets that are subtracted from regulatory capital during the first quarter of 2013 by $1.6 million. The Bank’s total average assets used in the calculation of Tier 1 leverage ratio decreased by $38 million or 3.0%.

Total risked based capital at the Bank increased by $4.0 million or 3.4% to $122.5 million during the three months ended March 31, 2013. The increase in the Bank’s Tier 1 risk-based capital and Total risk-based capital ratios during the three months ended March 31, 2013 was primarily due to the increase in the Bank’s first quarter earnings of $2.2 million and the decrease in the amount of disallowed deferred tax assets that are subtracted from regulatory capital during the first quarter of 2013 by $1.6 million. The Bank’s total risked weighted assets used in the calculation of Total Risked based capital ratio increased by $20 million or 2.0%.

The primary impact and change in the capital ratios of both the Company and the Bank from December 31, 2012, to March 31, 2013, was the first quarter earnings and the reduction in the amount of disallowed deferred tax assets that are subtracted from regulatory capital.

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

At March 31, 2013, the Company had twenty three pay-fixed, receive-variable interest rate contracts that were designed to convert fixed rate loans into variable rate loans. Twenty one on these swap contacts are designated as interest rate hedges. The Company acquired these interest rate swap contracts as part of the merger with PC Bancorp. See Note 13 to the consolidated financial statements.

The Company has no market risk sensitive instruments held for trading purposes. Management believes that the Company’s market risk is reasonable at this time.

The following depicts the Company’s net interest income sensitivity analysis as of March 31, 2013 (dollars in thousands):

Simulated Rate Changes	Estimated Net Interest Income Sensitivity
+ 400 basis points	35.3%	$13,263
- 200 basis points (1)	(3.3)%	$(1,251)

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

Variable rate loans make up 68% of the loan portfolio. However, the Company has floors on some of its loans. At March 31, 2013, 47% of variable rate loans are at the floor, and thus an increase in the underlying index may not necessarily result in an increase in the coupon until the loan index plus margin exceeds that floor.

The Company’s static GAP as of March 31, 2013 is not materially different from that reported at December 31, 2012 and is thus not included in this 10Q. See the Company’s Static Gap reports under “Item7A-Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2012 Annual Report on Form 10-K.

(1) The simulated rate change under the -200 basis points reflected above actually reflects only a maximum negative 25 basis points or less decline in actual rates based on the current targeted Fed Funds target rate by the government of 0% to 0.25%. The -200 simulation model reflects slight repricing of liabilities of less than 0.25% due to the Company paying significantly less than 25 basis points on its deposit accounts, and slightly higher downward repricing of the Company’s interest-earning assets in the -200 simulation model.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Bank’s 2012 Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

a) None.

b) None.

ITEM 6. Exhibits

(a)	Exhibits

	31.1	Section 302 Certification of Chief Executive Officer (“CEO”)

	31.2	Section 302 Certification of Chief Financial Officer (“CFO”)

	32.1	Section 906 Certification of CEO

	32.2	Section 906 Certification of CFO

	101.INS*	XBRL Instance Document

	101.SCH*	XBRL Taxonomy Extension Schema Document

	101.CAL*	XBRL Taxonomy Calculation Linkbase Document

	101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document

	101 LAB*	XBRL Taxonomy Label Linkbase Document

	101.PRE*	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CU BANCORP

Date: May 6, 2013	/s/ DAVID I. RAINER
David I. Rainer
President and Chief Executive Officer

Date: May 6, 2013	/s/ KAREN A. SCHOENBAUM
Karen A. Schoenbaum
Executive Vice President and Chief Financial Officer