Form 10-Q
period 2013-06-30
CU Bancorp
filed 2013-08-13
CIK 1543643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 9, 2013, the number of shares outstanding of the registrant’s no par value Common Stock was 10,738,921.

CU BANCORP

JUNE 30, 2013, FORM 10-Q

i

CU BANCORP

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$28,246	$25,181
Interest earning deposits in other financial institutions	161,552	157,715

Total Cash and Cash Equivalents	189,798	182,896
Certificates of deposit in other financial institutions	28,304	27,006
Investment securities available-for-sale, at fair value	109,955	118,153
Loans	885,027	854,885
Allowance for loan loss	(9,412)	(8,803)

Net loans	875,615	846,082
Premises and equipment, net	3,193	3,422
Deferred tax assets, net	13,155	13,818
Other real estate owned, net	3,112	3,112
Goodwill	12,292	12,292
Core deposit intangibles	1,581	1,747
Bank owned life insurance	20,891	20,583
Accrued interest receivable and other assets	20,765	20,526

Total Assets	$1,278,661	$1,249,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing demand deposits	$571,045	$543,527
Interest bearing transaction accounts	127,585	112,747
Money market and savings deposits	338,885	340,466
Certificates of deposit	60,192	81,336

Total deposits	1,097,707	1,078,076
Securities sold under agreements to repurchase	29,612	22,857
Subordinated debentures, net	9,283	9,169
Accrued interest payable and other liabilities	12,492	13,912

Total Liabilities	1,149,094	1,124,014

Commitments and Contingencies (Note 11)	0	0

SHAREHOLDERS’ EQUITY
Serial Preferred Stock – authorized, 50,000,000 shares no par value, no shares issued or outstanding	0	0
Common stock - authorized, 75,000,000 shares no par value, 10,734,250 and 10,758,674 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	118,938	118,885
Additional paid-in capital	7,275	7,052
Retained earnings (deficit)	2,768	(1,708)
Accumulated other comprehensive income	586	1,394

Total Shareholders’ Equity	129,567	125,623

Total Liabilities and Shareholders’ Equity	$1,278,661	$1,249,637

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest Income
Interest and fees on loans	$12,462	$6,357	$23,887	$13,047
Interest on investment securities	495	603	979	1,207
Interest on interest bearing deposits in other financial institutions	157	201	317	385

Total Interest Income	13,114	7,161	25,183	14,639

Interest Expense
Interest on interest bearing transaction accounts	64	38	116	78
Interest on money market and savings deposits	249	132	509	267
Interest on certificates of deposit	74	40	150	84
Interest on securities sold under agreements to repurchase	21	26	40	46
Interest on subordinated debentures	126	0	250	0

Total Interest Expense	534	236	1,065	475

Net Interest Income	12,580	6,925	24,118	14,164

Provision for loan losses	1,153	380	1,287	380

Net Interest Income After Provision For Loan Losses	11,427	6,545	22,831	13,784

Non-Interest Income
Gain on sale of securities, net	0	0	5	0
Gain on sale of SBA loans, net	60	0	410	0
Other-than-temporary impairment losses	0	(30)	0	(60)
Deposit account service charge income	583	480	1,151	943
Other non-interest income	1,047	302	1,550	491

Total Non-Interest Income	1,690	752	3,116	1,374

Non-Interest Expense
Salaries and employee benefits (includes stock based compensation expense of $217 and $221 for the three months, and $475 and $486 for the six months ended June 30, 2013 and 2012, respectively)	5,655	3,625	11,330	7,563
Occupancy	1,019	799	2,083	1,551
Data processing	479	413	961	872
Legal and professional	572	145	1,079	385
FDIC deposit assessment	189	157	435	298
Merger related expenses	0	190	43	338
OREO valuation write-downs and expenses	23	20	49	298
Office services expenses	259	248	525	475
Other operating expenses	1,085	673	2,085	1,395

Total Non-Interest Expense	9,281	6,270	18,590	13,175

Net Income Before Provision for Income Taxes	3,836	1,027	7,357	1,983

Provision for income taxes	1,515	502	2,881	952

Net Income	$2,321	$525	$4,476	$1,031

Earnings Per Share
Basic earnings per share	$0.22	$0.08	$0.43	$0.15
Diluted earnings per share	$0.22	$0.08	$0.42	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$2,321	$525	$4,476	$1,031
Other Comprehensive Income, net of tax:
Non-credit portion of other-than-temporary impairments arising during the period	0	70	(22)	190
Net unrealized (losses) on investment securities arising during the period	(734)	(54)	(786)	(77)

Other Comprehensive Income (Loss)	(734)	16	(808)	113

Comprehensive Income	$1,587	$541	$3,668	$1,144

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Year Ended December 31, 2012 and the Six Months Ended June 30, 2013

(2013 activity unaudited)

(Dollars and shares in thousands)

	Common Stock
	Outstanding Shares	Amount	Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2011	6,950	$77,225	$6,164	$(3,435)	$890	$80,844
Net Issuance of Restricted Stock	110	0	0	0	0	0
Issuance of Stock for Purchase of PC Bancorp, net of $199 in issuance costs	3,721	41,660	0	0	0	41,660
Stock based compensation expense related to employee stock options and restricted stock	0	0	1,120	0	0	1,120
Restricted Stock Repurchase/Dividend	(22)	0	(228)	0	0	(228)
Excess tax deficiency – Stock based compensation	0	0	(4)	0	0	(4)
Net Income	0	0	0	1,727	0	1,727
Other Comprehensive Income	0	0	0	0	504	504

Balance at December 31, 2012	10,759	$118,885	$7,052	$(1,708)	$1,394	$125,623

Net Issuance (forfeiture) of Restricted Stock	(9)	0	0	0	0	0
Stock based compensation expense related to employee stock options and restricted stock	0	0	475	0	0	475
Restricted Stock Repurchase/Dividend	(22)	0	(283)	0	0	(283)

Excess tax benefit – Stock based compensation	0	0	31	0	0	31
Exercise of Stock Options	6	53	0	0	0	53
Net income	0	0	0	4,476	0	4,476
Other Comprehensive (Loss)	0	0	0	0	(808)	(808)

Balance at June 30, 2013	10,734	$118,938	$7,275	$2,768	$586	$129,567

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income:	$4,476	$1,031
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,287	380
Provision for unfunded loan commitments	34	0
Stock based compensation expense	475	486
Depreciation	568	474
Net accretion of discounts for loans acquired and deferred loan fees/costs	(3,071)	(1,118)
Net amortization from investment securities	840	603
Increase in Bank Owned Life Insurance	(308)	0
OREO valuation write-downs	0	232
Net other-than-temporary impairment losses recognized in operations	0	60
Gain on sale of securities, net	(5)	0
Gain on sale of SBA loans, net	(410)	0
Amortization of core deposit intangible	166	69
Amortization of time deposit premium	(106)	0
Accretion of subordinated debenture discount	114	0
(Increase) decrease in deferred tax assets	1,228	(11)
(Increase) decrease in accrued interest receivable and other assets	(389)	293
Decrease in accrued interest payable and other liabilities	(1,454)	(287)

Net cash provided by operating activities	3,445	2,212

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(20,395)	0
Proceeds from sales of investment securities	2,854	0
Proceeds from repayment and maturities from investment securities	23,531	10,674
Loans originated, net of principal payments	(27,339)	1,589
Purchases of premises and equipment	(339)	(703)
Net (increase) decrease in certificates of deposit in other financial institutions	(1,298)	11,716
Net purchase (redemption) of Federal Home Loan Bank and other bank stock	150	(37)

Net cash provided by (used in) investing activities	(22,836)	23,239

Cash flows from financing activities:
Net increase in Non-interest bearing demand deposits	27,518	65,667
Net increase in Interest bearing transaction accounts	14,838	24,676
Net increase (decrease) in Money market and savings deposits	(1,581)	15,623
Net (decrease) in Certificates of deposit	(21,038)	(2,367)
Net increase in Securities sold under agreements to repurchase	6,755	3,205
Excess tax benefits on stock compensation	31	0
Net proceeds from stock options exercised	53	0
Restricted stock repurchase/dividends	(283)	(224)

Net cash provided by financing activities	26,293	106,580

Net increase in cash and cash equivalents	6,902	132,031
Cash and cash equivalents, beginning of year	182,896	134,230

Cash and cash equivalents, end of period	$189,798	$266,261

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,074	$473
Cash paid during the year for taxes	$1,304	$1,300
Supplemental disclosures of non-cash investing activities:
Net increase (decrease) in unrealized gain (loss) on investment securities, net of tax	$(808)	$113

The accompanying notes are an integral part of these consolidated financial statements

CU BANCORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

CU Bancorp is the common shareholder of Premier Commercial Statutory Trust I, Premier Commercial Statutory Trust II, and Premier Commercial Statutory Trust III, entities which were acquired in the merger with Premier Commercial Bancorp (“PC Bancorp”). These trusts were established for the sole purpose of issuing trust preferred securities and do not meet the criteria for consolidation in accordance with ASC 810 Consolidation. For more detail, see Note 7 – Borrowings and Subordinated Debentures.

Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in the interim consolidated financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with our 2012 Annual Report on Form 10-K. In the opinion of management, the accompanying financial statements contain all necessary adjustments of a normal recurring nature, to present fairly the consolidated financial position of the Company and the results of its operations for the interim period presented.

Additional Significant Accounting Policies

Loans Held for Sale and Servicing Assets: Loans held for sale are loans originated and includes the principal amount outstanding net of unearned income and the loans are carried at the lower of cost or fair value on an aggregate basis. A decline in the aggregate fair value of the loans below their aggregate carrying amount is recognized through a charge to earnings in the period of such decline. Unearned income on these loans is taken into earnings when they are sold. At June 30, 2013, the Company had no loans classified as held for sale.

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

The most common retained interest related to loan sales is a servicing asset. Servicing assets are amortized in proportion to and over the period of the estimated future net servicing income. The amortization of the servicing asset and the servicing income are included in noninterest income in the consolidated statements of income. The fair value of the servicing assets is estimated by discounting the future cash flows using market-based discount rates and prepayment speeds. The Company’s servicing asset is evaluated regularly for impairment. The servicing asset is stratified based on the original term to maturity and the year of origination of the underlying loans for purposes of measuring impairment. The risk is that loans prepay faster than anticipated and the fair value of the asset declines. If the fair value of the servicing asset is less than the amortized carrying value, the asset is considered to be impaired and an impairment charge will be taken against earnings. The servicing asset is included in other assets on the consolidated balance sheets.

Income Taxes: The Company’s consolidated effective statutory federal and state income tax rate is approximately 41%. The actual effective rate reflected within these financial statements is dependent on the composition of taxable earnings in the period. A number of expenses such as certain merger related expenses, certain business and entertainment expenses, country club dues, etc. are not allowable as an expense for either federal or state purposes and are classified as permanent tax-to-book taxable income differences. In addition, the Company has several items included in income, that are excluded from taxable income, such as net interest income on loans within the State of California designated enterprise zone areas for state income taxes and the increase in cash surrender value of life insurance policies. Because of these differences, the Company’s effective tax may vary considerably between reporting years. During 2012, due to the inclusion of significant merger related costs, the Company had an effective tax rate in excess of its statutory rate. For 2013, to the extent the Company does not have any significant merger related costs, the consolidated effective tax rate for the period ending June 30, 2013 is expected to be the consolidated effective tax rate which is below its statutory rate. Based on recently enacted legislation during the second quarter of 2013, the California State Legislature has repealed the net interest deduction on interest income for loans within the designated State of California Enterprise Zones. The effective date of this legislation is effective January 1, 2014.

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The amendments in this update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. This guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. This ASU also requires an entity to disclose the nature and amount of the obligation, as well as other information about those obligations. The amendments are effective upon issuance. The adoption of this ASU did not have an impact on the Company’s financial position or results of operations.

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

Note 3 - Computation of Tangible Book Value per Common Share

Tangible book value per common share was calculated by dividing total shareholders’ equity by the number of common shares issued. The tables below present the computation of tangible book value per common share as of the dates indicated (in thousands, except share data):

	June 30, 2013	December 31, 2012
Total Shareholders’ Equity	$129,567	$125,623
Less: Goodwill and core deposit intangibles	13,873	14,039

Tangible shareholders’ equity	$115,694	$111,584

Common shares issued and outstanding	10,734,250	10,758,674

Tangible book value per common share	$10.78	$10.37

Note 4 - Computation of Earnings per Common Share

Basic and diluted earnings per common share were determined by dividing the net income by the applicable basic and diluted weighted average common shares outstanding. The table below presents the basic and diluted earnings per common share computations for the periods indicated (dollars and shares in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$2,321	$525	$4,476	$1,031

Basic weighted average common shares outstanding	10,502	6,732	10,494	6,722
Dilutive effect of potential common share issuances from stock options and restricted stock	158	161	195	141

Diluted weighted average common shares outstanding	10,660	6,893	10,689	6,863

Income per common share
Basic	$0.22	$0.08	$0.43	$0.15
Diluted	$0.22	$0.08	$0.42	$0.15

Anti-dilutive shares not included in the calculation of diluted earnings per share	23	246	134	246

Note 5 - Investment Securities

The investment securities portfolio has been classified as available-for-sale, and as such is recorded at estimated fair value.

The following tables present the amortized cost and estimated fair values of investment securities as of the dates indicated (dollars in thousands):

		Gross Unrealized
June 30, 2013 – Available-for-sale:	Amortized Cost	Gains	Losses	Net Non-credit Gains on Other– than- temporarily Impaired Securities	Estimated Fair Value
U.S. Govt Agency and Sponsored Agency - Note Securities	$7,265	$7	$5	$0	$7,267
U.S. Govt Agency - SBA Securities	44,383	1,054	149	0	45,288
U.S. Govt Agency - GNMA Mortgage-Backed Securities	25,649	331	585	0	25,395
U.S. Govt Sponsored Agency - CMO & Mortgage-Backed Securities	17,735	472	291	0	17,916
Corporate Securities	9,239	182	0	0	9,421
Municipal Securities	4,688	2	22	0	4,668

Total investment securities	$108,959	$2,048	$1,052	$0	$109,955

December 31, 2012 – Available-for-sale:
U.S. Govt Agency and Sponsored Agency - Note Securities	$18,888	$24	$1	$0	$18,911
U.S. Govt Agency - SBA Securities	42,308	703	32	0	42,979
U.S. Govt Agency - GNMA Mortgage-Backed Securities	22,237	728	5	0	22,960
U.S. Govt Sponsored Agency - CMO & Mortgage-Backed Securities	12,335	696	0	0	13,031
Corporate Securities	10,311	235	0	0	10,546
Municipal Securities	6,831	3	18	0	6,816
Private Issue CMO Securities	2,874	0	0	36	2,910

Total investment securities	$115,784	$2,389	$56	$36	$118,153

The Company’s investment securities portfolio at June 30, 2013 consists of U.S. Agency and U.S. Sponsored Agency issued AAA and AA rated “investment grade” securities, investment grade corporate bond securities and municipal securities. Securities with a market value of $30.2 million and $23.3 million were pledged to secure securities sold under agreements to repurchase at June 30, 2013 and December 31, 2012, respectively. See Note 7 “Borrowings and Subordinated Debentures.” Securities with a market value of $11 million were pledged to secure a certificate of deposit of $10.0 million with the State of California Treasurer’s office at both June 30, 2013 and December 31, 2012. Securities with a market value of $4.2 million and $12 million were pledged to secure a credit facility with the Federal Reserve Bank of San Francisco at June 30, 2013 and December 31, 2012, respectively. Securities with a market value of $19.7 million and $16.0 million were pledged to secure outstanding standby letters of credit confirmed/issued by a correspondent bank for the benefit of the Company’s customers in the amount of $13.4 million and $12.7 million at June 30, 2013 and December 31, 2012, respectively. Securities with a market value of $1.5 million and $281,000 were pledged to secure local agency deposits at June 30, 2013 and December 31, 2012, respectively.

Presented below are investment securities with unrealized losses that are considered to be temporarily-impaired or other-than-temporarily impaired. They are summarized and classified according to the duration of the loss period as of the dates indicated as follows (dollars in thousands):

	< 12 Continuous Months		> 12 Continuous Months		Total
	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
June 30, 2013
Temporarily-impaired available-for-sale investment securities:
U.S. Govt. - Agency and Sponsored Agency Note Securities	$10,022	$153	$707	$1	$10,729	$154
U.S. Govt. Sponsored Agency CMO & Mortgage-Backed Securities	22,470	876	0	0	22,470	876
Municipal Securities	3,151	22	0	0	3,151	22

Total temporarily-impaired available-for-sale investment securities	$35,643	$1,051	$707	$1	$36,350	$1,052

December 31, 2012
Temporarily-impaired available-for-sale investment securities:
U.S. Govt. - Agency and Sponsored Agency Note Securities	$2,209	$1	$0	$0	$2,209	$1
U.S. Govt. Agency SBA Securities	5,124	32	0	0	5,124	32
U.S. Govt. Sponsored Agency CMO & Mortgage-Backed Securities	2,126	5	0	0	2,126	5
Municipal Securities	6,293	18	0	0	6,293	18

Total temporarily-impaired available-for-sale investment securities	$15,752	$56	$0	$0	$15,752	$56

Other-than-temporarily impaired available-for-sale investment securities:
Private Issue CMO Securities	0	0	1,235	65	1,235	65

Total temporarily-impaired and other-than-temporarily impaired available-for-sale investment securities	$15,752	$56	$1,235	$65	$16,987	$121

The amortized cost, estimated fair value and average yield of debt securities at June 30, 2013, are presented in the table below (dollars in thousands). Maturity categories are determined as follows:

•	U.S. Govt. Agency and U.S. Govt. Sponsored Agency bonds and notes – maturity date

•

U.S. Govt. Sponsored Agency CMO or Mortgage-Backed Securities, U.S. Govt. Agency GNMA Mortgage-Backed Securities and U.S. Gov. Agency SBA Securities – estimated cash flow taking into account estimated pre-payment speeds

•	Corporate Bonds and Municipal Securities – maturity date

Although mortgage-backed and U.S. Government Agency securities have contractual maturities through 2050, the expected maturity will differ from the contractual maturities because borrowers or issuers may have the right to prepay such obligations without penalties.

	June 30, 2013
Maturities Schedule of Securities	Amortized Cost	Fair Value	Weighted Average Yield
Due through one year	$20,091	$20,472	1.63%
Due after one year through five years	43,638	44,301	1.80%
Due after five years through ten years	23,537	23,545	2.39%
Due after ten years	21,693	21,637	2.66%

Total	$108,959	$109,955	2.06%

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

In January of 2013, the Company sold all of its private issue CMO securities at a net gain of $4,600. The Company has had no other sales of investment securities through the six months ended June 30, 2013, and as of that date owned no investment securities that have other-than-temporary impairment.

Investments in FHLB Common Stock

The Company’s investment in the common stock of the FHLB is carried at cost and was $4.7 million and $4.9 million as of June 30, 2013 and December 31, 2012 respectively. See Note 7 “Borrowings and Subordinated Debentures” for a detailed discussion regarding the Company’s FHLB borrowings and the requirements to purchase FHLB common stock.

The Company’s investment in FHLB stock is included in other assets on the accompanying balance sheets.

Note 6 - Loans

The following table presents the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands):

	June 30,	December 31,
	2013	2012
Commercial and Industrial Loans:	$277,076	$262,637

Loans Secured by Real Estate:
Construction, Land Development and Other Land	56,461	48,528

Owner-Occupied Nonresidential Properties	180,483	181,844
Other Nonresidential Properties	260,902	246,450
1-4 Family Residential Properties	64,765	62,037
Multifamily Residential Properties	32,212	31,610

Total Commercial and Other Real Estate	538,362	521,941

Other Loans:	13,128	21,779

Total Loans	$885,027	$854,885

The following table is a breakout of the Company’s loan portfolio stratified by the industry concentration of the borrower by their respective NAICS code as of the dates indicated (dollars in thousands):

	June 30,	December 31,
	2013	2012
Real Estate	$342,048	$312,625
Hotel/Lodging	72,905	82,483
Manufacturing	77,656	77,203
Construction	67,133	55,385
Wholesale	52,270	54,218
Finance	44,721	59,791
Healthcare	42,378	41,857
Professional Services	40,660	44,714
Restaurant/Food Service	35,383	24,105
Retail	25,160	30,302
Other Services	24,030	23,239
Administrative Management	21,188	19,078
Information	12,151	4,492
Transportation	9,521	11,431
Entertainment	6,250	8,132
Other	11,573	5,830

Total	$885,027	$854,885

SBA Loans

As part of the acquisition of PC Bancorp, the Company acquired loans that were originated under the guidelines of the Small Business Administration (“SBA”) program. Furthermore, the Company continues to originate SBA loans. The total portfolio of the SBA contractual loan balances being serviced by the Company at June 30, 2013 was $105 million, of which $71 million has been sold. Of the $34 million remaining on the Company’s books, $9 million is un-guaranteed and $25 million is guaranteed by the SBA.

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

The Company currently plans to maintain and grow the SBA loan portfolio and is planning on selling some of the guaranteed portion of SBA loans generated during future quarters. While there were no loans classified as held for sale at June 30, 2013, the Company has recently originated approximately $1.6 million in commercial and industrial SBA loans. While the Company does not currently plan on selling these loans, it may choose to do so in the future. The Company sold approximately $4.0 million of the guaranteed portion of its SBA loans during the six months ended June 30, 2013 and recorded a net gain on sale of $410,000.

Allowance for Loan Loss

The following table is a summary of the activity for the allowance for loan loss for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Allowance for loan loss at beginning of period	$8,841	$7,512	$8,803	$7,495
Provision for loan losses	1,153	380	1,287	380
Net (charge-offs) recoveries:
Charge-offs	(616)	(586)	(737)	(589)
Recoveries	34	23	59	43

Net (charge-offs)	(582)	(563)	(678)	(546)

Allowance for loan loss at end of period	$9,412	$7,329	$9,412	$7,329

Net (charge-offs) to average loans	(0.07)%	(0.12)%	(0.08)%	(0.12)%

	June 30, 2013	December 31, 2012
Allowance for loan loss to total loans	1.06%	1.03%

Allowance for loan loss to total loans accounted for at historical cost, which excludes loan balances and the related allowance for loans acquired through acquisition	1.50%	1.54%

The following tables present, by portfolio segment, the changes in the allowance for loan loss and the recorded investment in loans as of the dates and for the periods indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Three Months Ended June 30, 2013
Beginning balance	$4,187	$2,147	$2,400	$107	$8,841
Provision for loan losses	1,014	213	(6)	(68)	1,153
Net (charge-offs) recoveries:
Charge-offs	(569)	(0)	(47)	(0)	(616)
Recoveries	27	0	4	3	34

Net (charge-offs) recoveries	(542)	0	(43)	3	(582)

Ending balance	$4,659	$2,360	$2,351	$42	$9,412

Three Months Ended June 30, 2012
Beginning balance	$3,837	$805	$2,626	$244	$7,512
Provision for loan losses	747	(142)	(225)	0	380
Net (charge-offs) recoveries:
Charge-offs	(443)	0	(136)	(7)	(586)
Recoveries	20	0	0	3	23

Net (charge-offs) recoveries	(423)	0	(136)	(4)	(563)

Ending balance	$4,161	$663	$2,265	$240	$7,329

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Six Months Ended June 30, 2013
Beginning balance	$4,572	$2,035	$2,084	$112	$8,803
Provision for loan losses	650	325	379	(67)	1,287
Net (charge-offs) recoveries:
Charge-offs	(612)	(0)	(117)	(8)	(737)
Recoveries	49	0	5	5	59

Net (charge-offs) recoveries	(563)	0	(112)	(3)	(678)

Ending balance	$4,659	$2,360	$2,351	$42	$9,412

Six Months Ended June 30, 2012
Beginning balance	$3,541	$752	$2,911	$291	$7,495
Provision for loan losses	1,026	(89)	(510)	(47)	380
Net (charge-offs) recoveries:
Charge-offs	(443)	0	(136)	(10)	(589)
Recoveries	37	0	0	6	43

Net (charge-offs) recoveries	(406)	0	(136)	(4)	(546)

Ending balance	$4,161	$663	$2,265	$240	$7,329

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
June 30, 2013
Allowance for Loan Loss – Ending balance:
Individually evaluated for impairment	$158	$0	$0	$0	$158
Collectively evaluated for impairment	4,491	2,360	2,351	42	9,244
Purchased credit impaired (loans acquired with deteriorated credit quality)	10	0	0	0	10

Total Allowance for Loan Loss	$4,659	$2,360	$2,351	$42	$9,412

Loans receivable – Ending balance:
Individually evaluated for impairment	$2,681	$1,159	$3,340	$0	$7,180
Collectively evaluated for impairment	273,300	55,302	531,752	13,128	873,482
Purchased credit impaired (loans acquired with deteriorated credit quality)	1,095	0	3,270	0	4,365

Total Loans Receivable	$277,076	$56,461	$538,362	$13,128	$885,027

December 31, 2012
Allowance for Loan Loss – Ending balance:
Individually evaluated for impairment	$11	$0	$0	$0	$11
Collectively evaluated for impairment	4,552	2,035	2,084	112	8,783
Purchased credit impaired (loans acquired with deteriorated credit quality)	9	0	0	0	9

Total Allowance for Loan Loss	$4,572	$2,035	$2,084	$112	$8,803

Loans receivable – Ending balance:
Individually evaluated for impairment	$885	$1,200	$3,499	$0	$5,584
Collectively evaluated for impairment	260,982	47,328	512,312	$21,775	842,397
Purchased credit impaired (loans acquired with deteriorated credit quality)	770	0	6,130	$4	6,904

Total Loans Receivable	$262,637	$48,528	$521,941	$21,779	$854,885

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

The following tables present the risk category of loans by class of loans based on the most recent internal loan classification as of the dates indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
June 30, 2013
Pass	$265,362	$55,302	$513,055	$13,125	$846,844
Special Mention	1,428	0	3,037	0	4,465
Substandard	9,741	1,159	22,270	3	33,173
Doubtful	545	0	0	0	545

Total	$277,076	$56,461	$538,362	$13,128	$885,027

December 31, 2012
Pass	$250,624	$47,328	$493,768	$21,655	$813,375
Special Mention	4,602	0	5,300	0	9,902
Substandard	7,411	1,200	22,873	119	31,603
Doubtful	0	0	0	5	5

Total	$262,637	$48,528	$521,941	$21,779	$854,885

Age Analysis of Past Due and Non-Accrual Loans

The following tables present an aging analysis of the recorded investment of past due loans and non-accrual loans as of the dates indicated (dollars in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
June 30, 2013
Commercial and Industrial	$246	$961	$0	$1,207	$3,771	$272,098	$277,076
Construction, Land Development and Other Land	0	0	0	0	1,159	55,302	56,461
Commercial and Other Real Estate	0	0	0	0	5,539	532,823	538,362
Other	0	2	0	2	0	13,126	13,128

Total	$246	$963	$0	$1,209	$10,469	$873,349	$885,027

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
December 31, 2012
Commercial and Industrial	$1,025	$0	$0	$1,025	$1,583	$260,029	$262,637
Construction, Land Development and Other Land	0	0	0	0	1,200	47,328	48,528
Commercial and Other Real Estate	2,884	0	0	2,884	7,742	511,315	521,941
Other	0	0	0	0	5	21,774	21,779

Total	$3,909	$0	$0	$3,909	$10,530	$840,446	$854,885

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

The modification process includes evaluation of impairment based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the loan collateral. In these cases, management uses the current fair value of the collateral, less selling costs, to evaluate the loan for impairment. If management determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs and unamortized premium or discount), impairment is recognized through a specific allowance or a charge-off.

Impairment analyses are performed on troubled debt restructured loans in conjunction with the normal allowance for loan loss process.

The following tables include the recorded investment and unpaid principal balances for TDR loans for the dates and periods indicated (dollars in thousands). This table includes two commercial and industrial TDR loans that were purchased credit impaired (“PCI”). As of June 30, 2013, these two TDR PCI loans had a recorded investment of $97,850 and unpaid principal balances of $157,377. Both of these loans had been performing in compliance with their restructured agreements, and were returned to accrual status during the fourth quarter of 2012. One loan is still accruing and performing in compliance with its restructured agreement, the other had to be placed on non-accrual status during the second quarter of 2013.

	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Period ended June 30, 2013
Commercial and Industrial	$611	$904	$1
Construction, Land Development and Other Land	1,159	2,791	0
Commercial and Other Real Estate	2,236	2,785	0

Total	$4,006	$6,480	$1

	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Year ended December 31, 2012
Commercial and Industrial	$314	$626	$5
Construction, Land Development and Other Land	1,200	2,791	0
Commercial and Other Real Estate	4,193	4,874	32

Total	$5,707	$8,291	$37

The following table shows the pre- and post-modification recorded investment in TDR loans by type of modification and loan segment that have occurred during the periods indicated (dollars in thousands):

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Reduced Interest Rate:
Construction, Land Development and Other Land	0	$0	$0	0	$0	$0
Lengthened Amortization:
Commercial and Industrial	0	0	0	0	0	0
Commercial and Other Real Estate	0	0	0	0	0	0

	0	0	0	0	0	0

Total	0	$0	$0	0	$0	$0

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Reduced Interest Rate:
Construction, Land Development and Other Land	0	$0	$0	0	$0	$0
Lengthened Amortization:
Commercial and Industrial	1	310	310	0	0	0
Commercial and Other Real Estate	0	0	0	0	0	0

	0	0	0	0	0	0

Total	1	$310	$310	0	$0	$0

There was no financial impact for specific reserves or from charge-offs for the modified loans included in the table above.

The Company restructured one new TDR loan during the six months ended June 30, 2013; interest only payments were extended on a commercial and industrial SBA 7a loan with a pre and post modification recorded investment of $310,000.

Payments were not received as scheduled on the one new TDR loan that was restructured during the six months ended June 30, 2013. This borrower is in negotiation for a further modification of payments going forward. In addition, an accruing TDR loan which was originally PCI, with a recorded investment of approximately $66,000, was placed on non-accrual status when the borrower filed Chapter 7 bankruptcy. Aside from these two loans, there have been no other payment defaults in 2013, subsequent to modification on troubled debt restructured loans modified within the last twelve months.

Loans are restructured in an effort to maximize collections. Impairment analyses are performed on the Company’s troubled debt restructured loans in conjunction with the normal allowance for loan loss process. The Company’s troubled debt restructured loans are analyzed to ensure adequate cash flow or collateral supports the outstanding loan balance.

Impaired Loans

Impaired loans are evaluated by comparing the fair value of the collateral, if the loan is collateral dependent, and the present value of the expected future cash flows discounted at the loan’s effective interest rate, if the loan is not collateral dependent. The Company recognizes interest income from impaired loans on an accrual basis, unless the loan is on non-accrual status. There were no loans greater than 90 days past due and still accruing interest at June 30, 2013 or December 31, 2012.

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without specific valuation allowance.” The valuation allowance disclosed below is included in the allowance for loan loss reported in the consolidated balance sheets as of June 30, 2013 and December 31, 2012.

The following tables present, by loan category, the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, as of the dates and for the periods indicated (dollars in thousands). This table excludes purchased credit impaired loans (loans acquired with deteriorated credit quality) of $4.4 million and $6.9 million at June 30, 2013 and December 31, 2012, respectively.

	June 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Commercial and Industrial	$1,986	$2,041	$0	$677	$1,490	$0
Construction, Land Development and Other Land	1,159	2,791	0	1,201	2,791	0
Commercial and Other Real Estate	3,340	4,370	0	3,498	4,331	0
With a specific allowance recorded:
Commercial and Industrial	695	1,420	9	208	463	11
Construction, Land Development and Other Land	0	0	0	0	0	0
Commercial and Other Real Estate	0	0	0	0	0	0
Total
Commercial and Industrial	2,681	3,461	9	885	1,953	11
Construction, Land Development and Other Land	1,159	2,791	0	1,201	2,791	0
Commercial and Other Real Estate	3,340	4,370	0	3,498	4,331	0

Total	$7,180	$10,622	$9	$5,584	$9,075	$11

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and Industrial	$1,500	$0	$586	$0	$994	$0	$587	$0
Construction, Land Development and Other Land	1,159	0	1,249	0	1,179	0	1,260	0
Commercial and Other Real Estate	3,340	0	131	0	3,398	0	65	0

With a specific allowance recorded:
Commercial and Industrial	488	0	200	0	319	0	200	0
Construction, Land Development and Other Land	0	0	0	0	0	0	0	0
Commercial and Other Real Estate	0	0	1,064	0	0	0	1,064	0

Total:
Commercial and Industrial	1,988	0	786	0	1,313	0	787	0
Construction, Land Development and Other Land	1,159	0	1,249	0	1,179	0	1,260	0
Commercial and Other Real Estate	3,340	0	1,195	0	3,398	0	1,130	0

Total	$6,487	$0	$3,230	$0	$5,890	$0	$3,176	$0

The following is a summary of additional information pertaining to impaired loans for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest foregone on impaired loans	$141	$86	$230	$160
Cash collections applied to reduce principal balance	$110	$22	$152	$43
Interest income recognized on cash collections	$0	$0	$0	$0

Loans Acquired Through Acquisition

The following table reflects the accretable net discount for loans acquired through acquisition accounted for under ASC 310 “Receivables” for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$11,269	$2,193	$12,189	$2,585
Accretion, included in interest income	(1,139)	(361)	(2,083)	(753)
Reclassifications (to) from non-accretable yield	0	0	24	0

Balance, end of period	$10,130	$1,832	$10,130	$1,832

The above table reflects the fair value adjustment on the loans acquired from mergers that will be amortized to loan interest income based on the effective yield method over the remaining life of the loans. These amounts do not include the fair value adjustments on the purchased credit impaired loans acquired from mergers.

Purchased Credit Impaired (“PCI”) Loans

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

The following table reflects the outstanding balance and related carrying value of PCI loans as of the dates indicated (dollars in thousands):

	June 30, 2013		December 31, 2012
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and Industrial	$1,613	$1,095	$1,221	$770
Commercial and Other Real Estate	6,053	3,270	9,424	6,130
Other	0	0	73	4

Total	$7,666	$4,365	$10,718	$6,904

The following table reflects the activities in the accretable net discount for PCI loans for the period indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$9	$0	$9	$0
Accretion, included in interest income	(9)	0	(9)	0
Reclassifications (to) from non-accretable yield	428	0	428	0

Balance, end of period	$428	$0	$428	$0

Note 7 - Borrowings and Subordinated Debentures

Securities Sold Under Agreements to Repurchase

The Company enters into certain transactions, the legal form of which are sales of securities under agreements to repurchase (“Repos”) at a later date at a set price. Securities sold under agreements to repurchase generally mature within 1 day to 180 days from the issue date.

As discussed in Note 5 – Investment Securities, the Company has pledged certain investments as collateral for these agreements. Securities with a fair value of $30.2 million and $23.3 million were pledged to secure the Repos at June 30, 2013 and December 31, 2012, respectively. The Company segregates both the principal and accrued interest on these securities with the Company’s third party safekeeping custodians. All principal and interest payments on the investment securities that are pledged as collateral on the Repo program are received directly by the safekeeping custodian.

The tables below describe the terms and maturity of the Company’s Repos as of the dates indicated (dollars in thousands):

	June 30, 2013
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
June 4, 2013	$950	0.125%	62 days	August 5, 2013
June 28, 2013	28,662	0.10% – 0.40%	3 days	July 1, 2013

Total	$29,612	0.30%

	December 31, 2012
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
November 5, 2012	$1,020	0.15%	91 days	February 4, 2013
December 31, 2012	21,837	0.10% – 0.40%	1 day	January 2, 2013

Total	$22,857	0.21%

Federal Home Loan Bank Borrowings

As of June 30, 2013, the Company had no outstanding advances (borrowings) from the Federal Home Loan Bank “FHLB”.

The Company’s credit facility with the FHLB is $316 million, which represents approximately 25% of the Bank’s total assets, as reported by the Bank in its March 31, 2013 FFIEC Call Report.

As of June 30, 2013, the Company had $748 million of loan collateral pledged with the FHLB which provides $288 million in borrowing capacity. The Company is required to purchase FHLB common stock to support its FHLB advances. At June 30, 2013 and December 31, 2012, the Company had $4.7 million and $4.9 million of FHLB common stock. The current value of the FHLB common stock of $4.7 million would support FHLB advances up to $101 million. Any advances from the FHLB in excess of $101 million would require additional purchases of FHLB common stock. The FHLB has historically repurchased all of its excess capital stock from each bank where the level of capital stock is in excess of that bank’s current average borrowings. The FHLB repurchased $150,000 and $187,000 of the Company’s FHLB capital stock during the six months ending June 30, 2013 and twelve months ending December 31, 2012, respectively.

Subordinated Debentures

The following table summarizes the terms of each issuance of the subordinated debentures outstanding as of June 30, 2013:

Series	Amount (in thousands)	Issuance Date	Maturity Date	Rate Index	Current Rate	Next Reset Date
Trust I	$6,186	12/10/04	03/15/35	3 month LIBOR + 2.05%	2.32%	9/16/2013
Trust II	3,093	12/23/05	03/15/36	3 month LIBOR + 1.75%	2.02%	9/16/2013
Trust III	3,093	06/30/06	09/15/36	3 month LIBOR + 1.85%	2.12%	9/16/2013

Subtotal	12,372
Fair value adjustment	(3,089)

Total	$9,283

The Company had an aggregate outstanding balance of $12.4 million in subordinated debentures at June 30, 2013. These subordinated debentures were acquired as part of the PC Bancorp merger and were issued to trusts originally established by PC Bancorp, which in turn issued trust preferred securities.

These subordinated debentures were issued in three separate series. Each issuance had a maturity of 30 years from their approximate date of issue. All three subordinated debentures are variable rate instruments that reprice quarterly based on the three month LIBOR plus a margin (see tables above). All three subordinated debentures had their interest rates reset in June of 2013 and are set to reprice again in September 2013 at the current three month LIBOR plus their index, and will continue to reprice quarterly through their maturity date. Trust I and Trust II are currently callable at par with no prepayment penalties. Trust III has a prepayment penalty equal to 100.501% of the outstanding principal through September 15, 2013. After this date Trust III would be callable at par with no prepayment penalties.

The Company currently includes in Tier 1 capital an amount of subordinated debentures equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity less goodwill, core deposit intangibles and a portion of the SBA servicing assets. The Company’s existing subordinated debentures were grandfathered as Tier 1 capital under the Dodd-Frank Wall Street Reform and Consumer Protection Act. However, in June of 2012, the U.S. federal banking agencies issued three notices of proposed rulemaking (“NPR’s”) that would revise and replace the current regulatory capital requirements to make them consistent with the Basel III Capital Standards established by the Basel Committee on Banking Supervision and certain provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act. Under the Basel III NPR, the Company’s existing subordinated debentures would have been phased out of Tier 1 capital over a period of 10 years. However, on July 2, 2013, the Federal Reserve Board issued a final regulatory capital rule which minimizes the burden on smaller less complex financial institutions. One of the key changes made to the originally issued NPR’s will allow the Company’s existing subordinated debentures to be grandfathered into tier one capital (subject to a limit of 25 percent of tier 1 capital).

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

Note 8 - Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the periods indicated (dollars in thousands):

	Before Tax	Tax Effect	Net of Tax
Three Months Ended – June 30, 2013
Net unrealized gains (losses) on investment securities:
Beginning balance	$2,243	$923	$1,320

Non-credit portion of other-than-temporary impairments arising during the period	0	0	0
Net unrealized losses arising during the period	(1,247)	(513)	(734)

Net other comprehensive loss	(1,247)	(513)	(734)

Ending balance	$996	$410	$586

Three Months Ended – June 30, 2012
Net unrealized gains (losses) on investment securities:
Beginning balance	$1,678	$691	$987

Non-credit portion of other-than-temporary impairments arising during the period	110	40	70
Net unrealized losses arising during the period	(82)	(28)	(54)

Net other comprehensive income	28	12	16

Ending balance	$1,706	$703	$1,003

	Before Tax	Tax Effect	Net of Tax
Six Months Ended – June 30, 2013
Net unrealized gains (losses) on investment securities:
Beginning balance	$2,369	$975	$1,394

Non-credit portion of other-than-temporary impairments arising during the period	(32)	(13)	(19)
Net unrealized losses arising during the period	(1,336)	(550)	(786)

Other comprehensive loss before reclassifications	(1,368)	(563)	(805)
Reclassification adjustment for gains realized in net income	(5)	(2)	(3)

Net other comprehensive loss	(1,373)	(565)	(808)

Ending balance	$996	$410	$586

Six Months Ended – June 30, 2012
Net unrealized gains (losses) on investment securities:
Beginning balance	$1,536	$646	$890

Non-credit portion of other-than-temporary impairments arising during the period	286	96	190
Net unrealized losses arising during the period	(116)	(39)	(77)

Net other comprehensive income	170	57	113

Ending balance	$1,706	$703	$1,003

The table below presents the components of accumulated other comprehensive income (loss) as of the dates indicated (dollars in thousands):

	June 30, 2013	June 30, 2012
Net unrealized gain on non other-than-temporarily impaired investment securities	$996	$2,150
Net unrealized gain (loss) on other-than-temporarily impaired investment securities	0	(444)

Total net unrealized gain on investment securities	996	1,706
Tax expense	(410)	(703)

Total accumulated other comprehensive income	$586	$1,003

Note 9 - Stock Options and Restricted Stock

Equity Compensation Plans

At June 30, 2013, the Company had one active stock-based employee and director compensation plan, the “2007 Equity and Incentive Plan”, and two terminated stock based compensation plans, the “2005 Plans”, which were terminated effective August 12, 2007, and replaced with the 2007 Equity and Incentive Plan. These plans are described more fully in Note 11, “Stock Options and Restricted Stock” in the Company’s Annual Report on Form 10K for the year ended December 31, 2012. The outstanding vested and unvested stock options and unvested restricted stock under the Equity and Incentive Plans listed above, were transferred and assumed by CU Bancorp in connection with the holding company reorganization, from options and restricted stock originally issued by California United Bank.

The Company’s “2007 Equity and Incentive Plan” allows the Company to issue stock options, restricted stock, restricted stock units and performance units. Certain options and share awards provide for accelerated vesting if there is a change in control as defined in the plans.

At June 30, 2013, future compensation expense related to non-vested stock option and restricted stock grants is reflected in the table below (dollars in thousands):

Future Stock Based Compensation Expense	Stock Options	Restricted Stock	Total
Remainder of 2013	$9	$402	$411
2014	10	478	488
2015	1	168	169
2016	0	53	53
2017	0	2	2
Thereafter	0	0	0

Total	$20	$1,103	$1,123

The estimated fair value of all stock options granted in prior years has been calculated using the Black-Scholes option pricing model. The use of the Black-Scholes model requires the use of input parameters and assumptions used for estimating the fair value of stock options granted in 2010 and prior years.

There were no stock options granted during 2011, 2012, or during the first six months of 2013.

Stock Options

The following table summarizes the share option activity under the plans as of the date and for the period indicated:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
				(thousands)
Outstanding stock options at December 31, 2012	734,896	$12.44	2.8	$966
Granted	0
Exercised	5,625
Forfeited	625
Expired	10,000

Outstanding stock options at June 30, 2013	718,646	$12.39	2.3	$3,078

Exercisable options at June 30, 2013	698,371	$12.40	2.3	$3,001
Unvested options at June 30, 2013	20,275	$12.01	3.2	$77
Outstanding, vested and expected to vest at June 30, 2013	718,646	$12.39	2.3	$3,078

Stock option compensation expense was $3,000 and $12,000 for the three month period ended June 30, 2013 and 2012, respectively, and $13,000 and $30,000, for the six month period ended June 30, 2013 and 2012, respectively.

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

The following table summarizes the restricted stock activity under the plans for the period indicated:

	Number of Shares	Weighted-Average Grant- Date Fair Value per Share
Restricted Stock:
Unvested, at December 31, 2012	290,550	$11.99
Granted	2,500	12.74
Vested	64,200	12.15
Cancelled and forfeited	10,600	11.00

Unvested, at June 30, 2013	218,250	$12.00

Restricted stock compensation expense related to the restricted stock grants reflected in the table above was $214,000 and $463,000 for the three month period ended June 30, 2013 and 2012, respectively. Restricted stock compensation expense related to the restricted stock grants reflected in the table above was $208,000 and $456,000 for the six month period ended June 30, 2013 and 2012, respectively. Restricted stock awards reflected in the table above are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed. During the six months ending June 30, 2013, the Company issued 2,500 shares of restricted stock to one of its employees.

Note 10 - Common Stock

As part of the merger with PC Bancorp, the Company initially issued 3,721,382 shares of common stock on July 31, 2012 to the shareholders of PC Bancorp.

During 2012, 117,300 shares of restricted stock were issued to the Company’s Directors and employees. During the six months ending June 30, 2013, the Company issued 2,500 shares of restricted stock to a Company employee. In addition, the Company issued 5,625 shares and 0 shares of stock from the exercise of employee stock options for the six months ending June 30, 2013 and for the twelve months ending December 31, 2012, respectively. The Company cancelled 10,600 and 7,500 shares of unvested restricted stock during the six months of 2013 and for the full year of 2012, respectively, related to employee turnover. Net issuance (forfeiture) of stock for the six months of 2013 and for the twelve months of 2012 was (24,424) shares and 109,800 shares, respectively. See Note 9 – “Stock Options and Restricted Stock” for a more detailed analysis related to the issuances of these shares.

The Company has a program that allows employees to make an election to have a portion of their restricted stock that became vested during the year, redeemed by the Company to provide funds to pay the employee’s tax obligation related to the vesting of the stock. During the six months of 2013 and during the full year of 2012, a number of the Company’s employees elected to participate in this program. A total of 22,049 and 21,921 shares of employee unvested restricted stock were retired under this program for a total value of $283,000 and $228,000 during the six months of 2013, and for the full year of 2012, respectively. The retirement of these shares upon vesting is accounted for as a dividend.

Note 11 - Commitments and Contingencies

Litigation

From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company accrues for any probable loss contingencies that are estimable and discloses any possible losses in accordance with Accounting Standards Codification (“ASC”) 450, “Contingencies”. As of June 30, 2013, there were no legal proceedings against the Company the outcome of which are expected to have a material adverse impact on the Company’s financial position, results of operations or cash flows, as a whole.

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

The Company considers the inputs utilized to fair value the U.S. Agency and U.S. Sponsored Agency issued debt securities (callable and non-callable notes), mortgage backed securities guaranteed by those agencies, collateralized mortgage obligations issued by those agencies, corporate bond securities, and municipal securities within level 2 of the valuation hierarchy. Management bases the fair value for these investments primarily on third party price indications provided by independent pricing sources utilized by the Company’s bond accounting system to obtain market pricing on its individual securities. Vining Sparks, who provides the Company with its bond accounting system, utilizes pricing from three independent third party pricing sources for pricing of securities. These third party pricing sources utilize, quoted market prices or when quoted market prices are not available, then fair values are estimated using nationally recognized third-party vendor pricing models that would also be classified within the level 2 valuation hierarchy because the inputs are observable. However, the fair value reported may not be indicative of the amounts that could be realized in an actual market exchange.

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

Maturing Deposits: The fair values of fixed maturity certificates of deposit (time deposits) are estimated using a discounted cash flow calculation that applies current market deposit interest rates to the Bank’s current certificate of deposit interest rates for similar term certificates. The rates being paid on certificates of deposit not acquired from PC Bancorp at June 30, 2013 and December 31, 2012, were generally identical to the market interest rates for comparable terms and thus both the carry amount and fair value are generally considered approximately identical as of the reporting dates. The deposits acquired from PC Bancorp were initially adjusted to their fair value at the date of acquisition. The interest rates used to calculate the fair value adjustments on the PCB certificates were considered to be the market rates at the date of acquisition. Maturing deposits are categorized as level 2 valuations.

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

Subordinated Debentures: The fair value of the three variable rate subordinated debentures (“debentures”) is estimated using a discounted cash flow calculation that applies the three month LIBOR plus the margin index at June 30, 2013, to the cash flows from the debentures, based on the actual interest rate the debentures were accruing at June 30, 2013. Because all three of the debentures re-priced on June 17, 2013 based on the current three month LIBOR index rate plus the index margin at that date, and with relatively little to no change in the three month LIBOR index rate from the re-pricing date through June 30, 2013, the current face value of the debentures and their calculated market value are approximately equal.

Fair value of commitments: Loan commitments that are priced on an index plus a margin to a market rate of interest are reported at the carrying value of the loan commitment. Loan commitments on which the committed fixed interest rate is less than the current market rate were insignificant at June 30, 2013 and December 31, 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis as of the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Total Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – June 30, 2013
Investment securities available-for-sale	$109,955	$0	$109,955	$0

Financial Liabilities – June 30, 2013
Interest Rate Swap Contracts	$4,556	$0	$4,556	$0

Financial Assets – December 31, 2012
Investment securities available-for-sale	$118,153	$0	$115,243	$2,910

Financial Liabilities – December 31, 2012
Interest Rate Swap Contracts	$6,038	$0	$6,038	$0

The investment securities that comprise the balances reflected in the “Significant Unobservable Inputs (Level 3)” as of December 31, 2012 include private issue CMO securities. These securities were sold during the first quarter of 2013 for a net gain of $4,600.

The private issue CMO securities were valued at December 31, 2012 utilizing pricing obtained from the national market pricing services that are utilized in the Company’s bond accounting system. Due to the price volatility associated with these securities, the Company had classified them as level 3. All of these securities were sold in the first quarter of 2013. The roll forward of these securities is listed in the table below.

The following table below presents a roll-forward of all assets and liabilities and additional information about the financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented (dollars in thousands):

	Balance at January 1,	Included in Earnings	Included in Other Comprehensive Income (Loss)	Purchases, Issuances, (Sales) Settlements	Transfers into (out of) Level 3	Balance at June 30,
Financial Assets – Measured at Fair Value using Level 3 – June 30, 2013
Private Issue CMO Securities	$2,910	$(20)	$0	$(2,890)	$0	$0

Total	$2,910	$(20)	$0	$(2,890)	$0	$0

Financial Assets – Measured at Fair Value using Level 3 – June 30, 2012
Private Issue CMO Securities	$2,775	$(51)	$287	$(252)	$0	$2,759
U.S. Government Sponsored Agency CMO Securities	2,379	(1)	6	(402)	0	1,982

Total	$5,154	$(52)	$293	$(654)	$0	$4,741

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

The following table presents the balances of assets and liabilities measured at fair value on a non-recurring basis by caption and by level within the fair value hierarchy as of the dates indicated (dollars in thousands):

	Carrying Value at end of period	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – June 30, 2013
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs	$1,957	$0	$0	$1,940
Other real estate owned	3,112	0	0	3,112

Total	$5,069	$0	$0	$5,052

Financial Assets – December 31, 2012
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs	$2,056	$0	$0	$2,269
Other real estate owned	3,112	0	0	3,112

Total	$5,168	$0	$0	$5,381

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of the dates indicated (dollars in thousands):

	Fair Value at June 30, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Values
Financial Assets – June 30, 2013
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs (2)	$1,545	Commercial Real Estate building and land appraisals	Real Estate appraisal valuations	$1,640
	395	Accounts Receivable aging valuation and Inventory liquidation valuation	Accounts Receivable valuation estimates and Inventory liquidation values	429
			Less estimated selling costs	(129)

Total - Collateral dependent impaired loans	$1,940		Net Valuation	$1,940

Other real estate owned	$3,112	Purchase and sale agreement (1)	Contract	$3,190
			Less estimated selling costs	(78)

			Net Valuation	$3,112

(1)	The Company has entered into a non-publicly disclosed purchase and sales agreement to sell this parcel of real estate to a private third party. The purchase price was a negotiated amount based on a number of both public and non-public economic factors.
(2)	The Company has established a specific valuation allowance of $150,000 to cover the potential for any possible shortfall in the collateral values supporting these loans.

Fair Value of Financial Asset and Liability Table

ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of June 30, 2013 and December 31, 2012. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The description of the valuation methodologies used for assets and liabilities measured at fair value and for estimating fair value for financial instruments not recorded at fair value has been described above.

The table below presents the carrying amounts and fair values of financial instruments as of the dates indicated (dollars in thousands):

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Financial Assets
Investment securities available-for-sale	$109,955	$109,955	$0	$109,955	$0
Loans, net	875,615	878,242	0	0	878,242
Financial Liabilities
Certificates of deposit	60,192	60,310	0	60,310	0
Securities sold under agreements to repurchase	29,612	29,612	0	29,612	0
Subordinated debentures	9,283	12,372	0	0	12,372
Interest rate swap contracts	4,556	4,556	0	4,556	0

December 31, 2012
Financial Assets
Investment securities available-for-sale	$118,153	$118,153	$0	$115,243	$2,910
Loans, net	846,082	848,146	0	0	848,146
Financial Liabilities
Certificates of deposit	81,336	81,648	0	81,648	0
Securities sold under agreements to repurchase	22,857	22,857	0	22,857	0
Subordinated debentures	9,169	12,372	0	0	12,372
Interest rate swap contracts	6,038	6,038	0	6,038	0

Note 13 - Derivative Financial Instruments

The Company acquired interest rate swap contracts (“swaps”) on July 31, 2012 as a result of the merger with PC Bancorp. The Company has incorporated these instruments into its asset liability program when monitoring its interest rate risk position. All of the interest rate swap contracts are with the same counterparty bank.

At June 30, 2013, the Company had twenty three pay-fixed, receive-variable interest rate contracts that were designed to convert fixed rate loans into variable rate loans. In addition, the Company had one pay-fixed, receive-variable interest rate swap contract at the holding company that was settled during the first quarter of 2013. Twenty one of the twenty three swap contracts are designated as interest rate hedges at June 30, 2013. The interest rate swaps function as economic hedges of the associated fixed rate loans. The outstanding swaps have maturities of up to 10 years.

The location of the asset and liability derivative instruments as of June 30, 2013 and December 31, 2012, and the amount of income, expense and gain or loss recognized for the three and six months ended June 30, 2013 and 2012 are presented in the tables below (dollars in thousands):

	Liability Derivatives
	June 30, 2013	December 31, 2012
Fair Value Hedges
Interest rate contacts notional amount	$32,458	$35,990

Derivatives not designated as hedging instruments under ASC 815:
Interest rate swap contracts fair value	$827	$1,114

Derivatives designated as hedging instruments under ASC 815:
Interest rate swap contracts fair value	3,729	4,924

Total interest rate contracts fair value	$4,556	$6,038

Balance sheet location	Accrued Interest Payable and Other Liabilities	Accrued Interest Payable and Other Liabilities

	The Effect of Derivative Instruments on the Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Derivatives not designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$155	$0	$217	$0
Payments (paid) on interest rate swap contracts on loans	(69)	0	(156)	0

Net increase in other non-interest income	86	0	61	0

Interest rate swap contracts – subordinated debenture
Increase in fair value of interest rate swap contracts	0	0	70	0
Payments (paid) on interest rate swap contracts on subordinated debentures	0	0	(70)	0

Net increase in other non-interest income	0	0	0	0

Total net increase in other non-interest income	$86	$0	$61	$0

Derivatives designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$851	$0	$1,196	$0
Decrease in fair value of hedged loans	(521)	0	(590)	0
Payment (paid) on interest rate swap contracts on loans	(331)	0	(633)	0

Net (decrease) in interest income on loans	$(1)	$0	$(27)	$0

The total amount of interest paid on all interest rate swap contracts by the Company for the three and six months ended June 30, 2013 was $400,000 and $859,000, respectively. The total change for the three and six months ended June 30, 2013 in the fair value of the interest rate swap contracts was an increase in value of $1,006,000 and an increase in value of $1,483,000, respectively, resulting in a decline in the recorded liability of the swap contracts. In addition the net change in the fair value of the hedged loans reflected a decline in value of $521,000 and a decline in value of $590,000, respectively. The net decline in the recorded liability of the interest rate swap contracts and the net decline in the fair value of the hedged loans during the quarter ended June 30, 2013, was the direct result of the increase in the interest rate futures market on both the 5 year and 10 year treasury yields. The increase in the treasury yield increased the value of the swap contracts, thus reducing the negative value of the swap liability recorded by the Company. The interest rate swap contract originally associated with the subordinated debenture that was scheduled to mature in June 2013 was liquidated prior to maturity during the first quarter of 2013. The final payment associated with the liquidation of this swap agreement was completely offset by the liquidation of the fair value liability associated with the interest rate swap contract, resulting in no impact to non-interest income during the first quarter of 2013.

The amount of interest recognized in earnings due to the amount of the interest rate swap contracts that are ineffective was considered insignificant during the first and second quarters of 2013.

Under the interest rate swap contracts, the Company is required to pledge and maintain collateral for the credit support under these agreements. At June 30, 2013, the Company had $4.3 million in certificates of deposit pledged to support the interest rate swap contracts and $2.1 million of due from bank balances with the counterparty to the interest rate swap contracts.

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

OVERVIEW

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

We have made forward-looking statements in this document about the Company, for which the Company claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995.

A number of factors, many of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include: (1) changes in general economic, political, or industry conditions and the related credit and market conditions and the impact they have on the Company and its customers, including changes in consumer spending, borrowing and savings habits; (2) the impact on financial markets and the economy of the level of U.S. and European debt; (3) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System; (4) continued delay in the pace of economic recovery and continued stagnant or decreasing employment levels; (5) the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations to be promulgated by supervisory and oversight agencies implementing the new legislation, taking into account that the precise timing, extent and nature of such rules and regulations and the impact on the Company is uncertain; (6) the impact of revised capital requirements under Basel III; (7) significant changes in applicable laws and regulations, including those concerning taxes, banking and securities; (8) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense; (9) changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources; (10) the Company’s ability to attract new employees and retain and motivate existing employees; (11) increased competition in the Company’s markets and our ability to increase market share and control expenses; (12) changes in the financial performance and/or condition of the Company’s customers, or changes in the performance or creditworthiness of our customers’ suppliers or other counterparties, which could lead to decreased loan utilization rates, delinquencies, or defaults and could negatively affect our customers’ ability to meet certain credit obligations; (13) a substantial and permanent loss of client accounts; (14) soundness of other financial institutions which could adversely affect the Company; (15) protracted labor disputes in the Company’s markets; (16) the impact of natural disasters, terrorist activities or international hostilities on the operations of our business or the value of collateral; (17) the effect of acquisitions and integration of acquired businesses and de novo branching efforts; (18) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies; (19) the impact of cyber security attacks or other disruptions to the Company’s information systems and any resulting compromise of data or disruptions in service; and (20) the success of the Company at managing the risks involved in the foregoing.

Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the statements are made.

For a more complete discussion of these risks and uncertainties, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and particularly, Item 1A, titled “Risk Factors.”

Recent Developments

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

In general, more stringent capital, liquidity and leverage requirements are expected to impact our business as the Dodd-Frank Act is fully implemented. The federal agencies have issued rules most of which will apply directly to larger institutions with either more than $50 billion in assets or more than $10 billion in assets, such as Federal Reserve regulations for financial institutions deemed systemically significant, Federal Reserve and FDIC rules requiring stress tests and Federal Reserve rules to implement the Volcker Rule. However, requirements and policies imposed on larger institutions may, in some cases, become “best practice” standards for smaller institutions. Therefore, as a result of the changes required by the Dodd-Frank Act, the profitability of our business activities may be impacted and we may be required to make changes to certain of our business practices. These changes may also require us to devote significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

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

Tax Legislation

The State of California recently enacted legislation that significantly modifies and eliminates most of the tax deduction and tax credits that could be utilized by companies operating in California Enterprise Zones. Under the recently enacted legislation, the net interest income deductions on loans made by financial institutions to borrowers that operate in a qualified California Enterprise Zones will be eliminated as a tax deduction for California income taxes effective January 1, 2014. In addition, the hiring tax credits related to the hiring of qualified employees in California Enterprise Zones is also eliminated. The Company was taking advantage of these deduction and tax credits in 2012 and 2013.

The elimination of the net interest income deductions on loans within designated enterprise zones, within the State of California, and the elimination of new tax credits on the hiring on qualified employees that work in an Enterprise Zone by the Company, will increase the Company’s effective tax rate beginning in 2014.

Regulatory Capital

Final Basel III Capital Rule: On July 2, 2013, the Board of Governors of the Federal Reserve System (“Federal Reserve”) approved a final rule (the “Final Rule”) that revises the current capital rules for U.S. banking organizations including the capital rules for the Company and California United Bank. The FDIC adopted the rule as an “interim final rule” on July 9, 2013. The Final Rule implements the regulatory capital reforms recommended by the Basel Committee on Banking Supervision from December 2010, commonly referred to as “Basel III,” as well as additional capital reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Key reforms include increased requirements for both the quantity and quality of capital held by banks so that they are more capable of absorbing losses and withstanding periods of financial distress, and the establishment of alternative standards of creditworthiness in place of credit ratings. The Company will be required to begin complying with the new capital rules on January 1, 2015 with the transition period for the capital conservation capital buffers (discussed below) on January 1, 2016. It is generally expected that additional regulations will be implemented by bank regulatory agencies relative to capital requirements.

☐	Increased Capital Requirements. Consistent with Basel III and the earlier proposals (the “Proposals”), the Final Rule requires banking organizations to maintain the following minimum risk-based capital ratios, when fully-phased in: (i) a new ratio of common equity Tier 1 capital to risk-weighted assets (common equity Tier 1 capital ratio) of 4.5%; (ii) a ratio of Tier 1 capital to risk-weighted assets (Tier 1 capital ratio) of 6%, increased from 4%; and (iii) a ratio of total capital to risk-weighted assets (total capital ratio) of 8%. The Final Rule also imposes a new leverage ratio of Tier 1 capital to average total consolidated assets of 4% which will apply to the Company.

☐	Capital Buffer Requirement. In addition to the minimum risk-based capital ratios, the Final Rule establishes a capital conservation buffer applicable to all banking organizations that consists of common equity Tier 1 capital equal to at least 2.5% of risk-weighted assets when fully phased in. The phase-in period for the capital conservation capital buffers for all banking organizations will begin on January 1, 2016. The common equity Tier 1 capital conservation buffer for 2016 will be 0.625%, increasing to 1.25% in 2017, increasing to 1.875% in 2018 and increasing to 2.5% in 2019. The minimum common equity Tier 1 capital ratio plus the capital conservation buffer will be 4.5% in 2015, 5.125% in 2016, 5.75% in 2017, 6.375% in 2018 and 7.0% in 2019.

☐	Capital Definitions. The Final Rule revises the definition of capital with an emphasis on the inclusion of common equity Tier 1 capital and establishes strict eligibility criteria for regulatory capital instruments. Deductions from, and adjustments to, capital are generally stricter than under the current capital rules, including with respect to goodwill and other intangibles, mortgage servicing assets, deferred tax assets, and non-significant investments in the capital of unconsolidated financial institutions. The new definitions of regulatory capital and capital ratios are incorporated into the agencies’ prompt corrective action (PCA) framework. In addition, the Final Rule amends the agencies’ current capital rules to improve the methodology for calculating risk-weighted assets to increase risk sensitivity.

☐	Regulatory Capital Treatment of AOCI. Accumulated Other Comprehensive Income (“AOCI”) generally includes the net accumulated unrealized gains and losses on certain assets and liabilities, such as investment securities classified as available-for-sale, that have not been included in net income, yet are included within equity capital under U.S. generally accepted accounting principles. Under the agencies’ current general risk-based capital rules, most components of AOCI are not reflected in a banking organization’s regulatory capital. The Final Rule permits a non-advanced approaches banking organization such as the Company to make a one-time election to “opt out” of including most elements of AOCI in regulatory capital and instead effectively use the existing treatment under the general risk-based capital rules. The AOCI opt-out election must be made in a bank’s first call report or a company’s first FR Y-9 series report, as applicable, that is filed after the banking organization becomes subject to the Final Rule, after January 1, 2015.

☐	Grandfathering of Certain Trust Preferred Securities. The Final Rule permanently grandfathers non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the Tier 1 capital of banking organizations with total consolidated assets less than $15 billion as of December 31, 2009 such as the Company. As a result the Company’s trust preferred securities will continue to be included in Tier 1 capital.

☐	Additional Deductions from Capital. Banking organizations will continued to be required to deduct goodwill and certain other intangible assets, from Common Equity Tier I Capital. Under the new rule, Mortgage Servicing Assets “MSAs” and Deferred Tax Assets “DTAs” are subject to stricter limitations than those applicable under the current general capital rules. DTAs arising from temporary differences and MSAs are each subject to an individual limit of 10 percent of common equity Tier 1 capital elements and are subject to an aggregate limit of 15 percent of common equity Tier 1 capital elements. The amount of these items in excess of the 10 and 15 percent thresholds are to be deducted from common equity Tier 1 capital. Amounts of DTAs and MSAs that are not deducted due to the threshold limits must be assigned to the 250 percent risk weight.

☐	Changes in Risk-Weightings. The Final Rules have adopted similar risk weighting for residential mortgage loans as existing under the current general risk-based capital rules. The risk weights for residential mortgage loans under the existing general risk-based capital rules, assign a risk weight of either 50 percent (for most first-lien exposures) that are not past due, reported as nonaccrual or restructured, or 100 percent for other residential mortgage exposures. These same risk weights are incorporated into the new Final Rules. Most commercial loans would continue to be risk-weighted at 100 percent; “high volatility” commercial real estate loans would be risk-weighted at 150 percent. Changes are also being made in risk weighting of certain past-due credits, requiring a 150 percent risk weighting for those not collateralized or guaranteed.

The new capital standard rules are to become effective in stages for smaller, less complex banking organizations beginning on January 1, 2015 and being phased in through 2019. Requirements to maintain higher levels of capital and or to maintain higher levels of liquid assets may adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends and require the raising of additional capital.

These new capital rules incorporate selected changes to the Basel III provision contained in the Company’s December 31, 2012 Form 10K, Part I, Item 1 – Business – Bank Regulation – Basel Capital and Liquidity Initiatives.

Capital

As of June 30, 2013, the Company’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio were 9.85%, 11.69% and 12.60%, respectively As of June 30, 2013, the Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio were 9.27%, 10.99% and 11.91%, respectively. This compares with the Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio at June 30, 2012 of 8.57%, 11.98% and 13.20%, respectively. These ratios placed the Bank and CU Bancorp in the “well-capitalized” category as defined by federal regulations, which require corresponding capital ratios of 5%, 6% and 10%, respectively, to qualify for that designation.

Corporate Governance

The following are some of the key corporate governance practices at both the Company and the Bank, which are oriented to ensure that there are no conflicts of interest and that the Company operates in the best interests of shareholders:

•	Eight of the Company’s and Bank’s eleven directors at June 30, 2013 are independent outside directors.

•	None of the Company’s senior officers and directors have received loans from the Bank.

•	There are no loans by the Bank to outside companies controlled by, or affiliated with officers or directors.

•	The Company’s Board of Directors has Audit and Risk, and Compensation, Nomination and Governance committees comprised solely of independent outside directors.

Number of Employees

The number of active full-time equivalent employees increased from 167 at December 31, 2012 to 170 at June 30, 2013.

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. We have identified several accounting policies that, due to judgments, estimates, and assumptions inherent in those policies, are essential to an understanding of our consolidated financial statements. These policies relate to the methodologies that determine our allowance for loan loss, the treatment of non-accrual loans, the classification and valuation of investment securities, the valuation of retained interests and servicing assets related to the sales of SBA loans, accounting for and valuation of derivatives and hedging activities, accounting for business combinations, evaluation of goodwill for impairment, and accounting for income taxes.

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

The assets and liabilities of PC Bancorp that were acquired in 2012 were accounted for at fair value at the date of acquisition. The Company obtained either a third party analysis or an internal valuation analysis of the fair value of the assets and liabilities acquired. An analysis was performed as of the date of acquisition on loans, investment securities, interest rate swap contracts, SBA loan servicing assets, contractual lease obligations, deferred compensation, deposits and subordinated debentures as of the acquisition date. Balances that were considered to be at fair value at the date of acquisition were cash and cash equivalents, bank owned life insurance, interest rate swap contracts, other assets (interest receivable) and other liabilities (interest payable).

For a detailed analysis of the business combinations accounting related to either PC Bancorp or California Oaks State Bank (“COSB”), see the Company’s December 31, 2012 Form 10K, Footnote 2, Business Combinations.

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

RESULTS OF OPERATIONS

The following table presents condensed statements of income and related performance data for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	Amounts		Increase (Decrease)		Amounts		Increase (Decrease)
	2013	2012	$	%	2013	2012	$	%
Interest Income	$13,114	$7,161	$5,953	83.1%	$25,183	$14,639	$10,544	72.0%
Interest Expense	534	236	298	126.3%	1,065	475	590	124.2%

Net Interest Income	12,580	6,925	5,655	81.7%	24,118	14,164	9,954	70.3%
Provision for loan losses	1,153	380	773	203.4%	1,287	380	907	238.7%
Gain on sale of securities	—	—	—	—%	5	—	5	100.0%
Gain on sale of SBA loans	60	—	60	100.0%	410	—	410	100.0%
Other non-interest income	1,630	752	878	116.8%	2,701	1,374	1,327	96.6%
Non-interest expense	9,281	6,270	3,011	48.0%	18,590	13,175	5,415	41.1%
Provision for income taxes	1,515	502	1,013	201.8%	2,881	952	1,929	202.6%

Net Income	$2,321	$525	$1,796	342.1%	$4,476	$1,031	$3,445	334.1%

Earnings per share
Basic	$0.22	$0.08	$0.14	175.0%	$0.43	$0.15	$0.28	186.7%
Diluted	$0.22	$0.08	$0.14	175.0%	$0.42	$0.15	$0.27	180.0%
Return on average equity	7.14%	2.56%	4.58	178.9%	7.02%	2.53%	4.49	177.5%
Return on average assets	0.73%	0.24%	0.48	200.2%	0.70%	0.29%	0.41	142.9%
Net interest rate spread	4.06%	3.23%	0.83	25.7%	3.94%	3.34%	0.60	18.0%
Net interest margin	4.25%	3.37%	0.88	26.1%	4.13%	3.49%	0.64	18.3%
Efficiency ratio (1)	65.31%	81.40%	(16.1)	(19.8)%	69.32%	84.47%	(15.2)	(17.9)%

(1)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income, gain on sale of SBA loans, and other non-interest income.

Operations Performance Summary

Three Months Ended June 30, 2013 and 2012

The Company reported net income of $2.3 million (or earnings per share of $0.22 and $0.22 on a basic and diluted basis, respectively) for the three months ended June 30, 2013, compared to net income of $525,000 (or earnings per share of $0.08 and $0.08 on a basic and diluted basis, respectively) for the corresponding period in 2012. This represents a $1.8 million or 342% increase between the two periods. The following describes the changes in the major components of the Company’s net income for the three months ended June 30, 2013 compared to the comparable period in 2012.

Net interest income increased by $5.7 million to $12.6 million, an 81.7% increase for the quarter ended June 30, 2013, compared to the second quarter of 2012, primarily due to the acquisition of PC Bancorp, with an increase in interest income of $6.0 million partially offset by an increase in interest expense by $300,000. Interest income increased between the two periods primarily due to an increase in interest income on loans of $6.1 million These increases were partially offset by a decrease of $108,000 in interest income on investment securities, and a decrease of $44,000 from interest earned on deposits in other financial institutions. Interest expense increased between these periods primarily as a result of the acquisition of interest bearing deposits and borrowings from the PC Bancorp acquisition.

The increase in interest income of $6.0 million to $13.1 million for the quarter ending June 30, 2013, compared to the comparable period in 2012 is primarily the result of an increase in average interest earning assets of $362 million coupled with an increase in the overall yields on interest-earning assets of 94 basis points to 4.43%. The increase in average interest earning assets increased interest income by $5.7 million, and the increase in the overall yield of 94 basis points increased interest income by $244,000 for the second quarter of 2013 compared to 2012. All of the increase in interest income for the second quarter of 2013 compared to the second quarter of 2012 was derived from the Company’s loan portfolio.

Loan interest income for the quarter ending June 30, 2013, increased by $6.1 million, or 96%, to $12.5 million compared to the quarter ending June 30, 2012. This increase was attributable to both organic loan growth, as well as to loans acquired as part of the PC Bancorp acquisition. The Company’s overall growth in the average outstanding loans during the second quarter of 2013 compared to 2012 was $412 million and the increase in the loan yield was 17 basis points. The Company acquired $278 million in loans on July 31, 2012 as part of the acquisition. The increase in average loan balances added $5.7 million to loan interest income, as average loan balances increased by $412 million, or 90% between the two periods. For the quarter ended June 30, 2013, the Company’s average quarterly loan portfolio was $872 million, and for the quarter ended June 30, 2012 the average quarterly loan portfolio was $460 million. During the second quarter of 2013, loan interest income was positively impacted by $1.6 million related to the amortization of the fair value adjustments related to loans acquired from both the COSB and PC Bancorp acquisitions. Included in this amortization was approximately $891,000 in amortization of fair value discounts earned on early loan payoffs of acquired loans. The amortization of the fair value adjustments related to the acquired loans of $1.6 million positively impacted the overall quarterly loan yield by 73 basis points, with the $891,000 in amortization of the fair value adjustments on early loan payoffs positively impacting the second quarter loan yield by 41 basis points, and net interest margin by 30 basis points. In addition, during the second quarter of 2013, the Company recorded $162 thousand of interest income related to the recovery of interest income on a non-accrual loan that was paid off. The recovery of this interest income had a positive impact of 6 basis points on the Company’s net interest margin in the second quarter of 2013. The yield on loans in the second quarter of 2013 was also negatively impacted by new loan originations in the low 4% coupon range, coupled with higher rate loans paying off during the quarter.

Interest income on investment securities declined by $108,000 to $495,000; a 18% decrease for the three months ended June 30, 2013 compared to the same period in 2012. The overall decline in investment securities income was attributable to a decline in the overall yields between the two periods partially offset by a slight increase in the average balances. The investment securities yield declined from 2.33% to 1.86%, a decrease of 47 basis points, which resulted in a decrease of $126,000 in interest income. The increase in the average outstanding balance of $3.1 million increased interest income by approximately $18,000 in the second quarter of 2013 compared to 2012. The decline in the overall yield between the second quarter of 2013 and the same period in 2012 was the result of the loss of higher yielding securities, due to the runoff of principal balances on the higher yielding mortgage backed securities portfolio and the sale of the private issue CMO’s. The reinvestments of funds in new securities between these periods were at substantially lower rates than the yield on securities that were running off between these periods. Also impacting the investment securities yield was the acquisition of the $44.4 million of securities on July 31, 2012 from the PC Bancorp acquisition. The overall yield of the PC Bancorp securities was approximately 1.78% at July 31, 2012, after the fair value adjustment, which negatively impacted the overall yields between periods.

Interest income on interest bearing deposits in other financial institutions decreased by $44,000, or 22%, to $157,000 for the second quarter of 2013 compared to the second quarter of 2012. The decrease in interest income was attributable to the decrease of $53 million or 20% in average balances from the second quarter of 2012 to 2013. The average balance during the second quarter of 2013 was $209 million compared to $262 million in 2012. The overall yield for both 2013 and 2012 was 0.30%. The decrease in the average balances attributed to the entire decrease in the interest income on these short term investments. The decrease in the balances between these periods was the result of the Company deploying more of its funding sources into loans.

Interest expense on interest bearing deposit accounts increased by $177,000, or 84%, to $387,000 for the second quarter of 2013 compared to the second quarter of 2012. The increase in interest expense on deposits was primarily attributable to the increase in the average balances coupled with an increase in the rates paid on deposits acquired from the PC Bancorp acquisition. The overall rate increased from 0.26% in the second quarter of 2012 to 0.29% in the second quarter of 2013, an increase of 3 basis points, which resulted in an increase in interest expense of $45,000. Adding to the increase in deposit interest expense was the increase in the average balances of interest earning deposits between the quarters. Total average interest bearing deposits increased by $205 million or 62%, to $535 million between these two quarters. The increase in the average balances increased interest expense on deposits by $132,000. The increase in average interest bearing deposits was attributable to the organic growth in deposits, as well as the acquisition of $253.8 million from the PC Bancorp acquisition on July 31, 2012.

Interest expense on borrowings increased by $121,000 for the second quarter of 2013 compared to the second quarter of 2012, to a total of $147,000. The primary increase is attributable to the acquisition of subordinated debentures related to the PC Bancorp acquisition. The increase in interest expense associated with the subordinated debentures was $126,000.

The Company recorded a provision for loan losses of $1,153,000 during the second quarter of 2013, compared to a loan loss provision of $380,000 for the second quarter of 2012 The provision for the second quarter of 2013 was deemed necessary due to an overall increase of approximately $41 million in the Company’s organic loan balances from $611 million at March 31, 2013 to $652 million at June 30, 2013 and second quarter 2013 net loan charge-offs of $582,000. The Company has an allowance for loan loss of 1.50% of the outstanding loans that are accounted for at historical cost, which excludes loans that were accounted for at fair value from the COSB acquisition and from the PC Bancorp acquisition. Loans acquired from the both the PC Bancorp and COSB acquisitions were originally accounted for at fair value. During the second quarter of 2013, the Company recorded $616,000 of loan charge-offs and recorded loan recoveries of $34,000, for net charge-offs of $582,000.

Non-interest income increased by $938,000, to $1.7 million for the second quarter ended June 30, 2013, as compared to the second quarter of 2012. This increase was the result of a one-time $250,000 insurance settlement related to the wire fraud of the last quarter of 2012. Other increases include: an increase of $70,000 in SBA loan servicing income, an increase of $60,000 from the gain on sale of SBA loans, an increase of $129,000 in bank owned life insurance income, an increase of $103,000 in deposit account service charges resulting from growth in the number and balances of the Company’s deposit accounts primarily from the PC Bancorp acquisition, an increase of $81,000 in other non-interest loan-related fees, an increase of $87,000 in dividend income, and an increase of $86,000 in derivative income. The fluctuation in net gain on sale of loans is primarily due to originating more commercial and industrial loans which may have a longer horizon to sale than commercial real estate.

Non-interest expense increased by $3.0 million or 48%, to $9.3 million, during the three months ended June 30, 2013, compared to the second quarter of 2012. See the “Non-Interest Expense Table” following this section for a detail listing of current year expenses, their dollar change and percent change compared to the comparable period of the prior year. The increase between the second quarter of 2013 and 2012 is primarily attributable to the acquisition of PC Bancorp. The increase in the second quarter of 2013 is mainly associated with increases in the following: salaries and employee benefits of $2.0 million or 56%, occupancy cost of $220,000 or 28%, data processing costs of $66,000 or 16%, legal and professional of $427,000 or 295%, FDIC deposit assessments of $32,000 or 20%, office service expense of $11,000 or 4% and other operating expense of $412,000 or 61%. The increase in other operating expense reflects an increase of $83,000 is shareholder services, an increase of $49,000 in the amortization of core deposit intangible assets, an increase of $35,000 in director fees, a $40,000 legal settlement, and an increase of $44,000 in software amortization, an increase of $33,000 in advertising and marketing, an increase of $36,000 in loan origination costs, an increase of $ 21,000 in investor relation costs, and an increase of $20,000 on the provision for off balance sheet commitments. These increases were partially offset by a decrease in merger related expenses of $190,000. The increase of $2.0 million in salaries and employee benefits during the second quarter ended June 30, 2013, compared to the same quarter of 2012, reflects an increase in employees associated with the PC Bancorp acquisition consistent with an increase in active full time employees (“FTE”) from 117 to 170 as a result of the merger and larger servicing requirement, in addition to an increase in employee commissions associated with SBA loan sales. The increase in occupancy costs during the second quarter of 2013 was due to the addition of the two PC Bancorp administrative and branch offices acquired from the merger. The increase in legal and professional costs was related to higher legal fees, an increase in internal audit costs and higher consulting fees related directly to two former PC Bancorp executives providing services to the Company beginning in August of 2012. The increase in legal fees was the result of a lawsuit acquired from the PC Bancorp acquisition. The increase in the FDIC deposit assessment is related to the acquisition of insurable deposits from the PC Bancorp acquisition, as well as growth in the Company’s organic deposit portfolio. Most of the cost increases are a direct result of the increased size of the Company after the merger with PC Bancorp, with higher staffing levels, more deposit and loan customers, and the establishment and ongoing cost associated with a holding company.

The provision for income tax expense for the second quarter ended June 30, 2013 was $1.5 million, which represents an effective tax rate of approximately 39.5%, compared to income tax expense of $502,000 or an effective tax rate of approximately 48.9% for the second quarter of 2012. The Company’s statutory tax rate is approximately 41.0%. The effective tax rate for the second quarter ending June 30, 2013 is lower than the statutory rate due primarily to income that is excluded for taxes which include net interest income on loans within the State of California designated enterprise zone areas for state income taxes, and income from the increase in the cash surrender value of life insurance policies, that is included in non-interest income. The higher effective rate for the second quarter of 2012 was impacted by certain operating costs that are not tax deductible such as certain merger costs, business entertainment expenses and membership dues. Non-deductible entertainment expense for the second quarter of 2013 compared to 2012 was $31,000 and $24,000, respectively. There was no non-deductible merger cost for the second quarter of 2013, which compares to $190,000 of non-deductible merger cost for the second quarter of 2012. The non-deductible merger costs included legal, accounting and other costs

The State of California recently enacted legislation that becomes effective January 1, 2014 that will eliminate the net interest income deductions on loans within designated enterprise zones, within the State of California. The elimination of the net interest deduction is projected to increase the Company’s effective tax rates beginning in 2014.

Average Balances, Interest Income and Expense, Yields and Rates

Three Months Ended June 30, 2013 and 2012

The following table presents the Company’s average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yield/rate for the periods presented. All average balances are daily average balances (dollars in thousands).

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (5)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (5)
Interest-Earning Assets:
Loans (1)	$872,048	$12,462	5.73%	$459,699	$6,357	5.56%
Deposits in other financial institutions	208,871	157	0.30%	262,055	201	0.30%
Investment Securities (2)	106,706	495	1.86%	103,638	603	2.33%

Total interest-earning assets	1,187,625	13,114	4.43%	825,392	7,161	3.49%

Non-interest-earning assets	92,770			44,017

Total assets	$1,280,395			$869,409

Interest-Bearing Liabilities:
Interest bearing transaction accounts	132,392	64	0.19%	$73,978	38	0.21%
Money market and savings deposits	334,729	249	0.30%	206,870	132	0.26%
Certificates of deposit	67,914	74	0.44%	48,940	40	0.33%

Total interest bearing deposits	535,035	387	0.29%	329,788	210	0.26%

Subordinated debentures	9,599	126	5.26%	—	—	—%
Securities sold under agreements to repurchase	27,913	21	0.30%	28,832	26	0.35%

Total borrowings	37,512	147	1.57%	28,832	26	0.35%

Total interest bearing liabilities	572,547	534	0.37%	358,620	236	0.26%

Non-interest bearing demand deposits	566,018			426,989

Total funding sources	1,138,565			785,609

Non-interest-bearing liabilities	11,820			1,676
Shareholders’ equity	130,010			82,124

Total liabilities and shareholders’ equity	$1,280,395			$869,409

Excess of interest-earning assets over funding sources	$49,060			$39,783
Net interest income		$12,580			$6,925
Net interest rate spread (3)			4.06%			3.23%
Net interest margin (4)			4.25%			3.37%

(1)	Average balances of loans are calculated net of deferred loan fees, but would include non-accrual loans which have a zero yield. The Company had $10.5 million of non-accrual loans as of June 30, 2013 and $5.8 million of non-accrual loans as of June 30, 2012. Amortization of net deferred loan fees less loan costs and the amortization of the fair value adjustments related to the loans acquired thru acquisition are included in total net interest income as of June 30, 2013 and 2012 of $1.9 million and $0.5 million, respectively. $1.6 million of the 2013 amortization is attributable to the loans acquired through acquisition; the amortization of the fair value adjustments related to the PC Bancorp loans was $1.3 million which increased the quarterly net loan yields by 61 basis points and increased the net interest margin by 45 basis points At June 30, 2013, the remaining balance of the loan fair value adjustments acquired through mergers was $13.1 million. Of the $13.1 million, $10.6 million is available to be amortized to loan interest income based on the effective yield method over the life of the loans, while $2.5 million is related to purchase credit impaired loans that are not accretable at June 30, 2013.
(2)	Average balances of investment securities are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(3)	Net interest rate spread represents the yield earned on average total interest-earning assets less the rate paid on average total interest-bearing liabilities.
(4)	Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(5)	Annualized

Net Changes in Average Balances, Composition, Yields and Rates

Three Months Ended June 30, 2013 and 2012

The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance and the percentage change in the average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Three Months Ended June 30,
	2013			2012			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Loans	$872,048	73.4%	5.73%	$459,699	55.7%	5.56%	$412,349	89.7%	0.17%
Deposits in other financial institutions	208,871	17.6%	0.30%	262,055	31.7%	0.32%	(53,184)	(20.3%)	0.00%
Investment Securities	106,706	9.0%	1.86%	103,638	12.6%	2.20%	3,068	3.0%	(0.47%)

Total interest-earning assets	$1,187,625	100.0%	4.43%	$825,392	100.0%	3.49%	$362,233	43.9%	0.94%

Interest-Bearing Liabilities:
Non-interest bearing demand deposits	$566,018	49.7%		$426,989	54.4%		$139,029	32.6%
Interest bearing transaction accounts	132,392	11.6%	0.19%	73,978	9.4%	0.21%	58,414	79.0%	(0.02%)
Money market and savings deposits	334,729	29.4%	0.30%	206,870	26.3%	0.26%	127,859	61.8%	0.04%
Certificates of deposit	67,914	6.0%	0.44%	48,940	6.2%	0.33%	18,974	38.8%	0.11%

Total deposits	1,101,053	96.7%	0.14%	756,777	96.3%	0.11%	344,276	45.5%	0.03%

Subordinated debentures	9,599	0.8%	5.26%	—	—%	—%	9,599	100.0%	5.26%
Securities sold under agreements to repurchase	27,913	2.5%	0.30%	28,832	3.7%	0.35%	(919)	(3.2%)	(0.06%)

Total Borrowings	37,512	3.3%	1.57%	28,832	3.7%	0.35%	8,680	30.1%	1.21%

Total funding sources	$1,138,565	100.0%	0.19%	$785,609	100.0%	0.12%	352,956	44.9%	0.07%

Volume and Rate Variance Analysis of Net Interest Income

Three Months Ended June 30, 2013 and 2012

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

	Three Months Ended June 30, 2013 vs. 2012
	Increase Volume	(Decrease) Rate	Due To Total
Interest Income:
Loans	$5,734	$371	$6,105
Deposits in other financial institutions	(44)	—	(44)
Investment securities	18	(126)	(108)

Total interest income	5,709	245	5,953

Interest Expense:
Interest bearing transaction accounts	33	(7)	26
Money market and savings deposits	83	34	117
Certificates of deposit	15	19	34

Total deposits	131	46	177

Subordinated debentures	126	—	126
Securities sold under agreements to repurchase	(1)	(4)	(5)

Total Borrowings	125	(4)	121

Total interest expense	256	42	298

Net Interest Income	$5,452	$203	$5,655

Operations Performance Summary

Six Months Ended June 30, 2013 and 2012

Net income was $4.5 million (or $0.43 and $0.42 per common share on a basic and diluted basis, respectively) for the six months ended June 30, 2013, compared to net income of $1.0 million (or $0.15 per common share on a basic and diluted basis) for the corresponding period in 2012. This represents a $3.4 million or 334.1% increase for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The following describes the changes in the major components of the Company’s net income for the six months ended June 30, 2013 compared to the same period in 2012.

Net interest income increased by $10.0 million to $24.1 million, a 70% increase for the six months ended June 30, 2013, compared to the same period in 2012, primarily due to the acquisition of PC Bancorp, with an increase in interest income of $10.5 million partially offset by an increase in interest expense by $590,000. Interest income increased between the two periods primarily due to an increase in interest income on loans of $10.8 million. These increases were partially offset by a decrease of $228,000 in interest income on investment securities, and a decrease of $68,000 from interest earned on deposits in other financial institutions. Interest expense increased between these periods primarily as a result of the interest bearing deposits and borrowings acquired in the PC Bancorp acquisition.

The increase in interest income of $10.5 million to $25.2 million is primarily the result of higher average balances in the interest-earning assets categories for the six months ending June 30, 2013, compared to the same period of 2012, as a result of both the acquisition of loans from the PC Bancorp merger and internal organic loan growth. Average interest earning assets increased by $363 million or 45% between these periods, due to both the PC Bancorp acquisition and organic loan growth. The increase in interest earning assets resulted in an increase to interest income of $10.9 million. This increase was partially offset by a slight decline in the yield on loans of 3 basis points negatively impacting interest income by $127,000 and by a decline of 47 basis points in the investment securities portfolio which negatively impacted interest income by $259,000. The overall yield on interest earning assets increased from 3.61% for the six months ended June 30, 2012 to 4.31% for the comparable period in 2013. This increase was a result of the composition change in the earning asset mix between these two periods. Loans, the highest yielding segment of the Company’s earning assets, accounted for 73% of total interest earning assets in the 2013 period compared to 57% in 2012.

Loan interest income for the six months ending June 30, 2013 increased by $10.8 million, or 83% to $23.9 million, compared to the same period in 2012. This increase was attributable to an increase in the average outstanding loan balances of $392 million, which added $11.0 million to loan interest income, as average loan balances increased to $857 million, an 84% increase over 2012. A significant portion of this increase is attributable to the merger of PC Bancorp. At June 30, 2012, the Company’s loan portfolio was $488 million and by June 30, 2013 the loan portfolio had increased to $885 million, an increase of $397 million, or 81%. Offsetting the increase in interest income from the growth in loan balances was a decline in the yield earned on average loan balances of 3 basis points between the two periods, reducing loan interest income by $127,000. During the first six months of 2013, loan interest income was positively impacted by $2.5 million related to the amortization of the fair value adjustments related to loans acquired from both the COSB and PC Bancorp acquisitions. Included in this amortization was approximately $928,000 in amortization of fair value discounts earned on early loan payoffs of acquired loans. The amortization of the fair value adjustments related to the acquired loans of $2.5 million positively impacted the overall six months 2013 loan yield by 60 basis points, with the $928,000 in amortization of the fair value adjustments on early loan payoffs positively impacting the six months 2013 loan yield by 22 basis points during the first half of 2013. This compares with the first half of 2012, where loan interest income was positively impacted by $451,000 of discount earned as a result of the early payoff of two COSB loans. The Company’s loan yield for both the six months ending June 30, 2013 and 2012, would have been lower had it not been for these transactions on early payoffs.

Interest income on investment securities declined by $228,000 to $979,000, a 19% decrease for the six months ended June 30, 2013 compared to the same period in 2012. This decrease was primarily attributable to a significant decline in the overall yield in the Company’s securities portfolio. The yield on the Company’s investment securities declined from 2.26% for the first six months of 2012 to 1.79% for the first six months of 2013, a decline of 47 basis points, and reduced investment interest income by $259,000 for 2013 compared to 2012. Partially offsetting the decline in the yield was an increase of $3 million in the average balance of investment securities. The slight increase in the average balance of the Bank’s investment securities was the result of purchasing additional investment securities during 2013 to offset the overall runoff within the securities portfolio, this increase resulted in an increase of $31,000 in interest income. The decline in the overall yield between the six month period ending June 30, 2013 and the same period in 2012, was the result of the loss of higher yielding securities due to the runoff of principal balances on the higher yielding mortgage backed securities portfolio and the sale of the private issue CMO’s. The reinvestments of funds in new securities between these periods were at substantially lower rates than the yield on securities that were running off between these periods. Also impacting the investment securities yield was the addition of $44.4 million of securities on July 31, 2012 from the PC Bancorp acquisition. The overall yield of the PC Bancorp securities was approximately 1.78% at July 31, 2012, after the fair value adjustment, which negatively impacted the overall yields between periods

Interest on interest bearing deposits in other financial institutions decreased by $68,000, to $317,000 an 18% decline for the six months ended June 30, 2013, compared to the same period in 2012. This decrease was due to a decrease of $32 million in the average balance, a decline in the yield of 1 basis point, from earning 0.31% for the six months of 2012 to earning 0.30% for 2013 The decrease of $32 million resulted in a decline of $56,000 in interest income, and the decline of 1 basis point resulted in a loss of $12,000 in interest income for the six month period ending June 30, 2013 compared to the comparable period in 2012. The average balance decrease was the result of the Company reducing its liquidity during the first six months of 2013 compared to the comparable period in 2012. The decrease in the average balances maintained in these short term investments was the result of utilizing a portion of the excess liquidity that the Company had been building in preparation of the merger with PC Bancorp and reinvesting the funds into loans. The overall decrease in the average balance in interest bearing deposits in other financial institutions was consistent with the Company’s plan of reducing liquidity subsequent to the merger with PC Bancorp.

Interest expense on interest bearing deposit accounts increased by $346,000, or 81% to $775,000 for the six months ending June 30, 2013 compared to the same period of 2012. The increase in interest expense on deposits was primarily attributable to an increase in the average deposit balances between these periods and a slight increase in the rate paid on deposits as well. Total average interest bearing deposits increased by $210 million, to $540 million between these six month periods resulting in an increase in interest expense of $268,000. The overall rate paid on the Company’s interest bearing deposit liabilities, increased from 0.26% for the six month period ending June 30, 2012 to 0.29% for the same period of 2013, an increase of 3 basis points which resulted in an increase of interest expense of $78,000. The over-all growth in both the Company’s non-interest bearing deposits, as well as its interest bearing deposits, was the result of the PC Bancorp merger in addition to organic deposit growth, by the targeting of both new and existing business customers by the Company’s relationship managers. The Company experienced a $134 million increase in its six month average non-interest bearing deposits between 2013 and 2012, with the increase attributable to both the PC Bancorp merger and organic growth.

The provision for loan losses increased by $907,000, to a total of $1.3 million for the six months ending June 30, 2013 compared to the same period of 2012. The provision increased the allowance for loan loss as a result of the organic loan growth in the Company’s loan portfolio during the six month period ending June 30, 2013 in addition to replenishment of the allowance from the net charge-offs recorded by the Company of $678,000. The Company’s organic loans increased by approximately $49 million from $603 million at December 31, 2012, to $652 million at June 30, 2013. A portion of the current period’s provision was to rebuild the allowance for net charge offs recorded during the six month period ending June 30, 2013. The Company recorded total charge offs of $737,000, and recoveries of $59,000, for net charge offs of $678,000 for the six months ending June 30, 2013. The Company has an allowance for loan loss for those loans that are accounted for at historical cost (this excludes loans that were accounted for at fair from both the PC Bancorp and COSB acquisitions) of approximately 1.50% of the outstanding loan balance. Total loans outstanding increased by approximately $30 million to $885 million at June 30, 2013 from $855 million at December 31, 2012.

Non-interest income increased by $1.7 million, to $3.1 million, for the six months ended June 30, 2013 as compared to the same period of 2012. This increase was the result of the gain on sale of SBA loans in 2013 of $410,000 with no sales in 2012. The reduction of impairment losses on investment securities between these two periods, with no impairment losses recorded in 2013, compared to losses of $60,000 in 2012. An increase in deposit account service charge income by $208,000 resulting from growth in the number and balances of the Company’s deposit accounts primarily from the PC Bancorp acquisition ,and the growth of other non-interest income of $1.1 million resulting from the following: a one-time $250,000 insurance settlement related to the wire fraud of the fourth quarter of 2012, an increase of $171,000 in SBA loan servicing income, an increase in Bank Owned Life Insurance of $256,000 in 2013 compared to 2012, other non-interest loan related fees of $141,000, an increase in dividend income of $112,000 and derivative income from the non-hedged swap contracts of $61,000. The reduction of the other-than-temporary impairment losses was the result of the sale of the private issue CMO securities in January of 2013. The gain on sale of investment securities in 2013 was from the sale of all of the Company’s private issue CMO securities in the first quarter of 2013. There were no sales of investment securities during the first six months of 2012.

Non-interest expense increased by $5.4 million or 41%, to $18.6 million, during the six months ended June 30, 2013, compared to the same period of 2012. See the “Non-Interest Expense Table” following this section for a detail listing of current year expenses, their dollar change and percent change compared to the comparable period of last year. The increase between the six months ending June 30, 2013 and 2012 is primarily attributable to the acquisition of PC Bancorp in the third quarter of 2012. The following cost increases were experienced during 2013: Salaries and employee benefits increased by $3.8 million or 50%, to $11.3 million, occupancy costs increased by $532,000 or 34% to $2.1 million, data processing increased by $89,000 or 10%, to $961,000, legal and professional costs increased by $694,000 or 180% to $1.1 million, FDIC deposit assessments increased by $137,000 or 46% to $435,000, office services expense increased by $50,000 or 11% to $525,000, and other operating expenses increased by $690,000 or 49%. These increases were offset by a decline in merger related expenses of $295,000 or 87% to $43,000, and OREO valuation write-downs and expenses declined by $249,000 or 84% to $49,000. The Company’s salaries and employee benefit cost increase of $3.8 million was primarily due to the increase in the number of full time employees from 121 as of June 30, 2012 to 170 as of June 30, 2013 as a result of the PC Bancorp merger and a larger servicing requirement, in addition to an increase in employee commissions associated with SBA loan sales. In addition, the Company recorded higher bonus and incentive compensation in the first six months of 2013 compared to the same period in 2012 commensurate with the increase in staffing levels in 2013. The increase in occupancy costs during the second quarter of 2013 was due to the addition of the two PC Bancorp administrative and branch offices acquired from the merger. The primary increase in data processing expense is due to the increase in the number of customers that the Company is servicing with the cost associated with maintaining a larger number of accounts that have resulted from the PC Bancorp merger. The change in the merger related expenses between 2013 and 2012 reflect the pending merger with PC Bancorp in 2012, with only a small amount of residual cost of the PC Bancorp merger incurred in 2013. The decline in the OREO expense during 2013 was the result of the Company taking a $232,000 valuation write-down on its one OREO property in the first quarter of 2012 and no associated write-downs in 2013. The increase in the FDIC deposit assessment is related to the acquisition of insurable deposits from the PC Bancorp acquisition, as well as growth in the Company’s organic deposit portfolio. The increase in legal and professional cost between 2013 and 2012 was related to higher legal fees, an increase in internal audit costs and higher consulting fees related directly to two former PC Bancorp executives providing services to the Company beginning in August of 2012. The increase in legal fees was the result of a lawsuit acquired from the PC Bancorp acquisition. The increase in other operating expense of $690,000 consisted of the following: an increase of $140,000 in shareholder services, an increase of $98,000 in the amortization of core deposit intangible assets, an increase of $71,000 in director fees, a $40,000 legal settlement, an increase of $88,000 in software amortization, an increase of $52,000 in advertising and marketing, an increase of $69,000 in loan origination costs, an increase of $ 44,000 in investor relation costs, and an increase of $34,000 in the provision for off balance sheet commitments. Most of the cost increases are a direct result of the increase in the size of the Company as a result of the merger with PC Bancorp, having higher staffing levels, more deposit and loan customers, and the establishment and cost associated with a holding company.

The provision for income tax expense for the six months ended June 30, 2013 was $2.9 million which represents an effective tax rate of approximately 39.2%, compared to income tax expense of $952,000 or an effective tax rate of approximately 48.0% for the six month period in 2012. The Company’s statutory tax rate is approximately 41.0%. The effective tax rate for the six months ending June 30, 2013 is lower than the statutory rate due primarily to income that is excluded for taxes which include net interest income on loans within the State of California designated enterprise zone areas for state income tax, and income from the increase in the cash surrender value of life insurance policies that is included in non-interest income. The higher effective rate for the six months of 2012 was impacted by certain operating costs that are not tax deductible such as certain merger costs, business entertainment expenses and membership dues. Non-deductible entertainment expense for the six months ended June 30, 2013 compared to 2012 was $61,000 and $60,000, respectively. Non-deductible merger costs for the six months ended June 30, 2013, compared to 2012 was $16,000 and $337,000, respectively. The non-deductible merger costs included legal, accounting and other costs.

The State of California recently enacted legislation that becomes effective January 1, 2014 that will eliminate the net interest income deductions on loans within designated enterprise zones, within the State of California. The elimination of the net interest deduction will result in an increase in Company’s effective tax rates beginning in 2014.

Average Balances, Interest Income and Expense, Yields and Rates

Six months ended June 30, 2013 and 2012

The following table presents the Company’s average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yield/rate for the periods presented. All average balances are daily average balances (dollars in thousands).

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (5)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (5)
Interest-Earning Assets:
Loans (1)	$857,224	$23,887	5.62%	$464,732	$13,047	5.65%
Deposits in other financial institutions	211,520	317	0.30%	243,620	385	0.31%
Investment Securities (2)	109,537	979	1.79%	106,662	1,207	2.26%

Total interest-earning assets	1,178,281	25,183	4.31%	815,014	14,639	3.61%

Non-interest-earning assets	92,776			44,649

Total assets	$1,271,057			$859,663

Interest-Bearing Liabilities:
Interest bearing transaction accounts	125,416	$116	0.19%	$72,923	$78	0.22%
Money market and savings deposits	342,502	509	0.30%	207,445	267	0.26%
Certificates of deposit	72,057	150	0.42%	49,403	84	0.34%

Total interest bearing deposits	539,975	775	0.29%	329,771	429	0.26%

Subordinated debentures	9,400	250	5.36%	—	—	—%
Securities sold under agreements to repurchase	26,889	40	0.30%	26,088	46	0.35%

Total borrowings	36,289	290	1.61%	26,088	46	0.35%

Total interest bearing liabilities	576,264	1,065	0.37%	355,859	475	0.27%

Non-interest bearing demand deposits	553,808			419,594

Total funding sources	1,130,072			775,453

Non-interest-bearing liabilities	12,328			2,439
Shareholders’ equity	128,657			81,771

Total liabilities and shareholders’ equity	$1,271,057			$859,663

Excess of interest-earning assets over funding sources	$48,209			$39,561
Net interest income		$24,118			$14,164
Net interest rate spread (3)			3.94%			3.34%
Net interest margin (4)			4.13%			3.49%

(1)	Average balances of loans are calculated net of deferred loan fees, but would include non-accrual loans which have a zero yield. The Company had $10.5 million of non-accrual loans as of June 30, 2013 and $5.8 million of non-accrual loans as of June 30, 2012. Amortization of net deferred loan fees less loan costs and the amortization of the fair value adjustments related to loans acquired through acquisition are included in total net interest income as of June 30, 2013 and 2012 of $3.1 million and $1.1 million, respectively. $2.5 million of the 2013 amortization is attributable to the loans acquired through acquisition; the PC Bancorp amortization of the fair value adjustment was $2.2 million which increased the loan yield by 52 basis points and increased the net interest margin by 38 basis points. At June 30, 2013, the remaining balance of the loan fair value adjustments acquired through mergers was $13.1 million. Of the $13.1 million, $10.6 million is available to be amortized to loan interest income based on the effective yield method over the life of the loans, while $2.5 million is related to purchase credit impaired loans that are not accretable at June 30, 2013.
(2)	Average balances of investment securities are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.

(3)	Net interest rate spread represents the yield earned on average total interest-earning assets less the rate paid on average total interest-bearing liabilities.
(4)	Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(5)	Annualized

Net Changes in Average Balances, Composition, Yields and Rates

Six months ended June 30, 2013 and 2012

The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance and the percentage change in the average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Six Months Ended June 30,
	2013			2012			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Loans	$857,224	72.8%	5.62%	$464,732	57.0%	5.65%	$392,492	84.5%	(0.03)%
Deposits in other financial institutions	211,520	18.0%	0.30%	243,620	29.9%	0.31%	(32,100)	(13.2)%	(0.01)%
Investment Securities	109,537	9.3%	1.79%	106,662	13.1%	2.26%	2,875	2.7%	(0.47)%

Total interest-earning assets	$1,178,281	100.0%	4.31%	$815,014	100.0%	3.61%	$363,267	44.6%	0.70%

Interest-Bearing Liabilities:
Non-interest bearing demand deposits	$553,808	49.0%		$419,594	54.1%		134,214	32.0%
Interest bearing transaction accounts	125,416	11.1%	0.19%	72,923	9.4%	0.22%	52,493	72.0%	(0.03)%
Money market and savings deposits	342,502	30.3%	0.30%	207,445	26.8%	0.26%	135,058	65.1%	0.04%
Certificates of deposit	72,057	6.4%	0.42%	49,403	6.4%	0.34%	22,654	45.9%	0.08%

Total deposits	1,093,783	96.8%	0.14%	749,365	96.6%	0.12%	344,418	63.7%	0.02%

Subordinated debentures	9,400	0.8%	5.36%	—	—%	—%	9,400	100.0%	5.36%
Securities sold under agreements to repurchase	26,889	2.4%	0.30%	26,088	3.4%	0.35%	801	3.1%	(0.05)%

Total Borrowings	36,289	3.2%	1.61%	26,088	3.4%	0.35%	10,201	39.1%	1.26%

Total funding sources	$1,130,072	100%	0.19%	$775,453	100%	0.12%	$354,619	45.7%	0.07%

Volume and Rate Variance Analysis of Net Interest Income

Six Months Ended June 30, 2013 and 2012

The following table presents the dollar amount of changes in interest income and interest expense due to changes in average balances of interest-earning assets and interest-bearing liabilities and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (i.e. changes in average balance multiplied by prior period rate) and (ii) changes in rate (i.e. changes in rate multiplied by prior period average balance). For purposes of this table, the change in one day less accrual for the six months of 2013 compared to 2012 and changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the absolute dollar amounts of the changes due to volume and changes due to rate (dollars in thousands):

	Volume	Rate	Total
Interest Income:
Loans	$10,967	$(127)	$10,840
Deposits in other financial institutions	(56)	(12)	(68)
Investment securities	31	(259)	(228)

Total interest income	10,942	(398)	10,544

Interest Expense:
Interest bearing transaction accounts	56	(18)	38
Money market and savings deposits	174	68	242
Certificates of deposit	38	28	66

Total deposits	268	78	346

Federal Home Loan Bank borrowings	250	—	250
Securities sold under agreements to repurchase	1	(7)	(6)

Total borrowings	251	(7)	244

Total interest expense	519	71	590

Net Interest Income	$10,423	$(469)	$9,954

Non-interest Expense

The following table sets forth certain information with respect to the Company’s non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2013	2012	$	%	2013	2012	$	%
Salaries and employee benefits	$5,438	$3,404	$2,206	59.5%	$10,855	$7,077	$3,756	49.8%
Stock based compensation expense	217	221	(4)	(1.8)%	475	486	(11)	(2.3)%
Occupancy	1,019	799	220	27.5%	2,083	1,551	532	34.3%
Data processing	479	413	66	16.0%	961	872	89	10.2%
Legal and professional	572	145	427	294.5%	1,079	385	694	180.3%
FDIC deposit assessment	189	157	32	20.4%	435	298	137	46.0%
Merger related expenses	—	190	(190)	(100.0)%	43	338	(295)	(87.3)%
OREO valuation write-downs and expenses	23	20	3	15.0%	49	298	(249)	(83.6)%
Office services expense	259	248	11	4.44%	525	475	50	10.5%
Other operating expenses	1,085	673	412	61.2%	2,085	1,395	690	49.5%

Total Non-Interest Expense	$9,281	$6,270	$3,011	48.0%	$18,590	$13,175	$5,415	41.1%

Non-interest expense for the three months ended June 30, 2013 increased by $3.0 million to $9.3 million compared to the second quarter in 2012. This was primarily due to the merger of PC Bancorp in the third quarter of 2013. Almost all major cost categories increased due to the increase in staffing, office locations, occupancy costs, and data processing that resulted from the merger. For a more detailed discussion of these fluctuations, see the Operations Performance Summary – Three Months Ended June 30, 2013 and 2012.

Non-interest expense for the six months ended June 30, 2013 increased by $5.4 million to $18.6 million compared to the six month period in 2012. This was primarily due to the merger of PC Bancorp in the third quarter of 2013. Almost all major cost categories increased due to the increase in staffing, office locations, occupancy costs, and data processing that resulted from the merger. For a more detailed discussion of these fluctuations, see the Operations Performance Summary – Six Months Ended June 30, 2013 and 2012.

FINANCIAL CONDITION

Balance Sheet Analysis

The following table presents balance sheets as of the dates indicated and the dollar and percentage changes between the periods (dollars in thousands):

	June 30, 2013	December 31, 2012	Increase (Decrease)
			$	%
Assets
Cash and cash equivalents	$189,798	$182,896	$6,902	3.8%
Certificates of deposit in financial institutions	28,304	27,006	1,298	4.8%
Investment securities available-for-sale, at fair value	109,955	118,153	(8,198)	(6.9)%
Loans:
Loans	885,027	854,885	30,142	3.5%
Allowance for loan loss	(9,412)	(8,803)	(609)	6.9%

Net loans	875,615	846,082	29,533	3.5%

Goodwill	12,292	12,292	—	—%
Bank owned life insurance	20,891	20,583	308	1.5%
Other assets	41,806	42,625	(819)	(1.9)%

Total assets	$1,278,661	$1,249,637	$29,024	2.3%

Liabilities
Deposits:
Non-interest bearing demand deposits	$571,045	$543,527	$27,518	5.0%
Interest bearing transaction accounts	127,585	112,747	14,838	13.2%
Money market and savings deposits	338,885	340,466	(1,581)	(0.5)%
Certificates of deposit	60,192	81,336	(21,144)	(26.0)%

Total deposits	1,097,707	1,078,076	19,631	1.8%
Securities sold under agreements to repurchase	29,612	22,857	6,755	29.6%
Subordinated debentures, net	9,283	9,169	144	1.2
Accrued interest payable and other liabilities	12,492	13,912	(1,420)	(10.2)%

Total liabilities	1,149,094	1,124,014	25,080	2.2%

Shareholders’ Equity
Common stock	118,938	118,885	53	0.1%
Additional paid-in capital	7,275	7,052	223	3.2%
Retained earnings (deficit)	2,768	(1,708)	4,476	(262.1)%
Accumulated other comprehensive income	586	1,394	(808)	(58.0)%

Total shareholders’ equity	129,567	125,623	3,944	3.1%

Total liabilities and shareholders’ equity	$1,278,661	$1,249,637	$29,024	2.3%

Total assets increased by $29 million or 2.3%, during the six month period ended June 30, 2013. Funding sources for this asset growth came primarily from two sources. The largest source was through the growth in the Company’s deposit base of $20 million, and the second source was from the growth of balances maintained in securities sold under agreements to repurchase of $7 million. The growth from deposit balances came primarily from the growth in non-interest bearing demand deposits of $28 million offset by an overall decline in interest bearing deposits of $8 million.

During the six months ended June 30, 2013, the Company had approximately $48 million of net organic loan growth from new relationships, which was partially offset by $18 million in loan run-off from acquired portfolios (from PC Bancorp and COSB). Total liabilities increased by $25 million during the six months ended June 30, 2013, due primarily to increases in non-interest bearing deposits of $28 million.

While total deposit growth for the six months ended June 30, 2013, was $20 million, the growth in lower cost core deposits was consistent with the Company’s overall deposit liability strategy of building the Company’s lower cost core deposit base as non-interest bearing demand deposits, interest bearing transaction accounts and money market and savings deposits increased by $41 million and certificates of deposits decreased by $21 million. The decline in certificates of deposits is primarily related to certificates acquired from PC Bancorp. Although money market deposits were relatively flat between the periods, the organic growth of $18 million in money market accounts was offset by the decline in accounts acquired from PC Bancorp.

The Company, as part of its overall business plan, has been focused on attracting lower cost deposits. In addition, the Company continues to evaluate and take advantage of opportunities to reduce PC Bancorp’s higher cost deposits as part of the Company’s ongoing efforts to maintain a low cost deposit base.

Shareholders’ equity increased by a net $4 million to $130 million, during the six months ended June 30, 2013, primarily due to net income of $4.5 million, which was partially offset by a decline in accumulated other comprehensive income of $808,000 for the period. The decrease in accumulated other comprehensive income, which consists of the net unrealized gains and losses in the Company’s investment securities portfolio net of tax, was negatively impacted by the increase in the 6 month through 10 year Treasury yields from December 31, 2012 to June 30, 2013. The increase in the Treasury yields between the periods presented directly affected and reduced the amount of unrealized gains on the Company’s investment securities portfolio. The duration of the investment securities portfolio at June 30, 2013 is approximately 2.8 years.

Lending

The Company’s lending continues to be originated primarily through direct contact with borrowers through the Company’s relationship managers and/or executive officers. The Company’s net loans increased by $30 million for the six months ended June 30, 2013. The growth in the Company’s organic loan portfolio was approximately $48 million during the first six months of 2013, generally consistent with the mix and type of properties at December 31, 2012. The Company had 31 commercial banking relationship managers and 3 commercial real estate relationship managers at June 30, 2013. This compares with 35 commercial banking relationship managers and 3 commercial real estate relationship managers at December 31, 2012. The Company’s loans acquired as part of both the COSB and PC Bancorp acquisition declined by approximately $18 million during the six months ending June 30, 2013. The Company’s credit approval process includes an examination of the collateral, cash flow, and debt service coverage of the loan, as well as the financial condition and credit references of the borrower. The Company’s senior management is actively involved in its lending activities and collateral valuation and review process and the Company obtains independent third party appraisals of real property securing commercial real estate loans, as required by applicable federal and state laws and regulations. There is also a loan committee comprised of senior management that reviews problem loans. The Company’s commercial and industrial line of credit utilization was approximately 48% as of June 30, 2013 and 50% as of December 31, 2012. The decline in the credit utilization at the end of the first six months of 2013 was expected because of the higher line utilization rate at year-end. The Company experienced a spike in line utilization at December 31, 2012 as a result of several businesses paying bonuses and commissions in December versus January or February, to take advantage of the lower payroll taxes, as well as lower California personal income tax rates in 2012 versus 2013. Line utilization was also impacted by federal fiscal cliff concerns.

The Company believes that it manages credit risk closely in its loan portfolio and uses a variety of policy guidelines and analytical tools to achieve its asset quality objectives.

Allowance for Loan Loss

The allowance for loan loss increased by $609,000, to $9.4 million during the six months ended June 30, 2013, due to a provision for loan losses of $1.3 million offset by $678,000 of net loan charge-offs during the period. The Company recorded loan charge-offs of $737,000 and loan recoveries of $59,000 during the six months ended June 30, 2013. The allowance for loan loss as a percentage of total loans was 1.06% at June 30, 2013 and 1.03% at December 31, 2012. The allowance for loan loss as a percentage of loans (excluding loan balances and the related allowance for loan loss on loans acquired through acquisition) was 1.50% and 1.54%, respectively, at June 30, 2013 and December 31, 2012. The decrease in the allowance ratio was directly attributable to improvements in the economic conditions within the Company’s markets.

The Company’s management considered the following factors in evaluating the allowance for loan loss at June 30, 2013:

•	General economic and business conditions affecting the key lending areas of the Company

•	Economic and business conditions of areas outside the lending areas, if any

•	Credit quality trends (including trends in non-performing loans expected to result from existing conditions)

•	Collateral values

•	Loan volumes and concentrations

•	Seasoning of the loan portfolio

•	Specific industry conditions within portfolio segments

•	Recent loss experience in particular segments of the portfolio (number and dollar amount of loan charge offs during the quarter)

•	Duration of the current business cycle

•	Company regulatory examination results and findings of the Company’s external credit review examiners

•	The number of loans being upgraded and or downgraded

•	The amount and status of the non-accrual loans at June 30, 2013

•	The dollar amount and number of charge-offs incurred in the first six months of 2013

•	The overall growth and composition of the loans, including the current loan classifications

•	Changes to the overall economic conditions within the markets in which the Company makes loans

•	Concentrations within its loan portfolio, as well as risk conditions within its commercial and industrial loan portfolio

•	The remaining fair value adjustments on loans acquired through acquisition, with special attention to the fair value adjustments associated with the purchased credit impaired loans

Management has considered various material elements of potential risk within the loan portfolio, including classified credits, pools of loans with similar characteristics, economic factors, trends in the loan portfolio and modifications and changes in the Company’s lending policies, procedures and underwriting criteria. In addition, management recognized the potential for unforeseen events to occur when evaluating the qualitative factors in all categories of its analysis.

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

The Company is utilizing migration analysis when reviewing the Company’s past loan loss history. The migration analysis is adjusted for loan history, as well as current economic conditions, and weighted experience over the last eight quarters. In addition to loan loss and credit experience for banks within the Company’s local market area, management considers the allowance of its peer group, including their historical loan loss experience, as well as changes within their loan portfolio, in evaluating the adequacy of the allowance for loan loss for the Company. Management also takes into consideration the losses and charge-offs experienced during the current year. A great deal of focus has been given to the earnings and cash flows of the Company’s borrowers and their capacity to repay their contractual obligation. In considering all of the above factors, management believes that the allowance for loan loss as of June 30, 2013 is adequate.

Although the Company maintains its allowance for loan loss at a level which it considers adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

The following table is a summary of the activity for the allowance for loan loss as of the dates and for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Allowance for loan loss at beginning of period	$8,841	$7,512	$8,803	$7,495
Provision for loan losses	1,153	380	1,287	380
Net (charge-offs) recoveries:
Charge-offs	(616)	(586)	(737)	(589)
Recoveries	34	23	59	43

Total net (charge-offs) recoveries	(582)	(563)	(678)	(546)

Allowance for loan loss at end of period	$9,412	$7,329	$9,412	$7,329

Net (charge-offs) recoveries to average loans	(0.07)%	(0.12)%	(0.08)%	(0.12)%

	June 30, 2013	December 31, 2012
Allowance for loan loss to total loans	1.06%	1.03%
Allowance for loan loss to total loans accounted for at historical cost, which excludes loan balances and the related allowance for loans acquired through acquisition	1.50%	1.54%
Allowance for loan loss to total non-accrual loans	89.9%	83.6%
Allowance for loan loss to non-accrual loans, excluding non-accrual purchased loans acquired through acquisition and related allowance	251.0%	375.6%

The following is a summary of information pertaining to impaired loans, excluding purchased credit impaired loans, for the dates indicated (dollars in thousands):

	June 30, 2013	December 31, 2012
Impaired loans with a valuation allowance	$695	$208
Impaired loans without a valuation allowance	6,485	5,376

Total impaired loans (1)	$7,180	$5,584

Valuation allowance related to impaired loans	$9	$11

Loans on non-accrual status (2)	$10,469	$10,530

Troubled debt restructured loans	$4,006	$5,707

Total nonaccrual loans were $10.5 million, or 1.18% of total loans, at June 30, 2013, compared with $10.5 million, or 1.23% of total loans, at December 31, 2012. Excluding acquired loans, total nonaccrual loans were $3.8 million, or 0.42% of total loans at June 30, 2013, compared with $2.3 million, or 0.27% of total loans at December 31, 2012. Nonaccrual loans originated by the Company at June 30, 2013, were primarily attributable to two commercial and industrial loans with an aggregate outstanding balance of $2.1 million. One of these loans had a partial charge-off in the second quarter of 2013. Neither of these loans was past due as of March 31, 2013. One of these loans is located in Orange County and the other is located in Los Angeles County.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Average recorded investment in impaired loans	$6,487	$3,230	$5,890	$3,176

Interest foregone on impaired loans	$141	$86	$230	$160

Cash collections applied to reduce principal balance	$110	$22	$152	$43

Interest income recognized on cash collections	$0	$0	$0	$0

(1)	This balance excludes purchased credit impaired loans. Purchased credit impaired loans were acquired through acquisitions and had evidence of deterioration in credit quality prior to acquisition. The fair value of purchased credit impaired loans as of the date of acquisition includes estimates of credit losses.
(2)	This balance includes loans acquired with deteriorated credit quality through acquisition of $3.3 million and $8.2 million as of June 30, 2013 and December 31, 2012, respectively.

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

The Company has established a secured credit facility with the FHLB of San Francisco which allows the Company to borrow up to 25% of the Bank’s total assets, which equates to a credit line of approximately $316 million at June 30, 2013. The Company currently has no outstanding borrowings with the FHLB. As of June 30, 2013, the Company had $748 million of loan collateral pledged with the FHLB which provides $288 million in borrowing capacity. Any amount of borrowings in excess of the $288 million would require the Company to pledge additional collateral. In addition the Company must maintain a certain investment in the common stock of the FHLB. The Company’s investment in the common stock of the FHLB is $4.7 million at June 30, 2013. This level of capital would allow the Company to borrow up to $101 million. Any advances from the FHLB in excess of the $101 million would require additional purchases of FHLB common stock. The Company had no securities pledged with the FHLB at June 30, 2013.

The Company maintains a secured credit facility with the Federal Reserve Bank of San Francisco (“FRB”) which is collateralized by investment securities pledged with the FRB. At June 30, 2013, the Company’s available borrowing capacity was $4.2 million.

The Company maintains investments in short term certificates of deposit with other financial institutions, with an average remaining maturity of approximately six months, with various balances maturing monthly. The Company had balances of $28 million and $27 million at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, $4.3 million of the Company’s certificates of deposit with other financial institutions were pledged as collateral as credit support for the interest rate swap contracts and are not available as a source of liquidity.

As of June 30, 2013, the Company’s primary overnight source of liquidity consisted of cash and cash equivalents of $190 million which compared to $183 million at December 31, 2012. Of the $190 million in cash and cash equivalents at June 30, 2013, approximately $169 million was with the Federal Reserve Bank.

The Company’s commitments to extend credit (off-balance sheet liquidity risk) are agreements to lend funds to customers as long as there are no violations as established in the loan agreement. Many of the commitments are expected to expire without being drawn upon, and as such, the total commitment amounts do not necessarily represent future cash requirements. Financial instruments with off-balance sheet risk for the Company include both undisbursed loan commitments, as well as undisbursed letters of credit. The Company’s exposure to extend credit was $302 million and $295 million at June 30, 2013 and December 31, 2012, respectively.

The Holding Company liquidity on a stand-alone basis was $1.4 million and $1.5 million, in cash on deposit at the Bank, at June 30, 2013 and December 31, 2012, respectively. Management believes this amount of cash is currently sufficient to fund the holding company’s cash flow needs over the next twelve to twenty four months.

DIVIDENDS

To date, the Company has not paid any cash dividends. Payment of stock or cash dividends in the future will depend upon earnings, liquidity, financial condition and other factors deemed relevant by our Board of Directors. Notification to the FRB is required prior to declaring and paying a dividend to shareholders that exceeds earnings for the period for which the dividend is being paid. This notification requirement is included in regulatory guidance regarding safety and soundness surrounding capital and includes other non-financial measures such as asset quality, financial condition, capital adequacy, liquidity, future earnings projections, capital planning and credit concentrations. Should the FRB object to dividend payments, the Company would be precluded from declaring and paying dividends, until approval is received or the Company no longer needs to provide notice under applicable guidance.

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

As of June 30, 2013, both CU Bancorp and the Bank, had positive retained earnings and positive net income that would allow either the holding company or the Bank to pay a dividend. However, the Company has no plans to pay a cash dividend to either the Holding Company or to CU Bancorp’s shareholders at the current time.

In December of 2011, the Bank received approval, from the DFI to repurchase employee restricted stock upon the vesting of restricted stock, only in amounts necessary to cover employee tax withholding obligations from the period January 1, 2012 to December 31, 2012, at the option of the restricted stockholder. Approval from the DFI was necessary due to the Bank having negative retained earnings at the time the employees restricted stock vested. This program was designed to provide the Bank’s employees with the financial ability to cover their tax liability obligation associated with the vesting of their restricted stock. These transactions under the State of California Corporations Code are defined as dividends or distributions to shareholders. The DFI approval for this program extended through December 31, 2012. No request for DFI approval for 2013 had been requested. With the establishment of CU Bancorp and the corporate reorganization on July 31, 2012, this program was no longer available to the Company’s employees during the remaining portion of 2012. For the seven months ended July 31, 2012, 22,000 shares of employee restricted stock had been repurchased, for a dollar value of $228,000. The Company has continued to provide this program to its employees during 2013, based on both positive retained earnings and positive net income at the Company for the six months ended June 30, 2013.

CAPITAL RESOURCES

The Company’s objective is to maintain a level of capital that will support sustained asset and loan growth, provide for anticipated credit risks, and ensure that regulatory guidelines and industry standards are met. The Company and the Bank are subject to certain minimum capital adequacy and minimum well capitalized category guidelines adopted by the Federal Reserve and the FDIC. These guidelines relate primarily to the Tier 1 leverage ratio, the Tier 1 risk-based capital ratio, and the Total risk-based capital ratio. The minimum well capitalized required ratios are 5.00% Tier 1 leverage, 6.00% Tier 1 risk-based capital and 10.00% total risk-based capital. The minimum capital adequacy required ratios are 4.00% Tier 1 leverage, 4.00% Tier 1 risk-based capital and 8.00% total risk-based capital. At June 30, 2013, the Company and the Bank exceeded the required ratios for minimum capital adequacy and classification as well capitalized.

The following table presents the regulatory capital ratios and data of the Company and the Bank as of the dates indicated (dollars in thousands):

CU Bancorp

	June 30, 2013	December 31, 2012
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.85%	9.13%
Tier 1 risk-based capital ratio	11.69%	11.46%
Total risk-based capital ratio	12.60%	12.35%

Regulatory Capital Data:
Tier 1 capital	$124,473	$117,118
Total risk-based capital	$134,175	$126,177
Average total assets	$1,263,515	$1,301,737
Risk-weighted assets	$1,064,974	$1,021,882

California United Bank

	June 30, 2013	December 31, 2012
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.27%	8.55%
Tier 1 risk-based capital ratio	10.99%	10.72%
Total risk-based capital ratio	11.91%	11.61%

Regulatory Capital Data:
Tier 1 capital	$116,812	$109,346
Total risk-based capital	$126,514	$118,405
Average total assets	$1,260,483	$1,278,336
Risk-weighted assets	$1,062,418	$1,020,190

Total Tier 1 capital of the Company increased by $7.4 million or 6.3% to $124.5 million during the six months ended June 30, 2013. The increase in the Company’s Tier 1 leverage ratio during the six months ended June 30, 2013 of $7.4 million was primarily the result of the Bank’s earnings of $4.5 million during the first six months of 2013, and a decrease in the amount of disallowed deferred tax assets that are subtracted from regulatory capital of $1.6 million during the first six months of 2013. The Company’s total average assets used in the calculation of Tier 1 leverage ratio decreased by $38 million or 2.9%.

Total risk-based capital of the Company increased by $8.0 million or 6.3% to $134.2 million during the six months ended June 30, 2013. The increase in the Company’s Tier 1 risk-based capital and total risk-based capital ratios during the six months ended June 30, 2013 was primarily due to the increase in the Bank’s earnings of $4.5 million during the six months ended June 30, 2013, and the decrease in the amount of disallowed deferred tax assets that are subtracted from regulatory capital of $1.6 million during the first six months of 2013. The Bank’s total risk-weighted assets used in the calculation of total risk-based capital ratio increased by $43 million or 4.2%, which was attributable to the growth in the Company’s loan portfolio.

Total Tier 1 capital at the Bank increased by $7.5 million or 6.8% to $116.8 million during the six months ended June 30, 2013. The increase in the Bank’s Tier 1 leverage ratio during the six months ended June 30, 2013 of $7.5 million was primarily the result of the Bank’s earnings of $4.7 million during the first six months of 2013, and a decrease in the amount of disallowed deferred tax assets that are subtracted from regulatory capital of $2.1 million during the first six months of 2013. The Bank’s total average assets used in the calculation of Tier 1 leverage ratio decreased by $18 million or 1.4%.

Total risk-based capital at the Bank increased by $8.1 million or 6.9% to $126.5 million during the six months ended June 30, 2013. The increase in the Bank’s Tier 1 risk-based capital and total risk-based capital ratios during the six months ended June 30, 2013 was primarily due to the increase in the Bank’s earnings of $4.7 million and the decrease in the amount of disallowed deferred tax assets that are subtracted from regulatory capital of $2.1 million during the six months of 2013. The Bank’s total risk-weighted assets used in the calculation of total risk-based capital ratio increased by $42 million or 4.7%, which was attributable to the growth in the Company’s loan portfolio.

The primary impact and change in the capital ratios of both the Company and the Bank from December 31, 2012, to June 30, 2013, was the increase in the Company’s earnings and the reduction in the amount of disallowed deferred tax assets that are subtracted from regulatory capital.

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

The Company’s exposure to interest rate risk is reviewed by the Company’s Management Asset/Liability Committee formally on a quarterly basis and on an ongoing basis. The main tool used to monitor interest rate risk is a dynamic simulation model that quantifies the estimated exposure of net interest income to sustained interest rate changes. The simulation model estimates the impact of changing interest rates on the interest income from all interest-earning assets and the interest expense paid on all interest-bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to Company policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 100 and 400 basis point upward and 200 basis point downward shift in interest rates.

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

At June 30, 2013, the Company had twenty three pay-fixed, receive-variable interest rate contracts that were designed to convert fixed rate loans into variable rate loans. Twenty one of these swap contacts are designated as interest rate hedges. The Company acquired these interest rate swap contracts as part of the merger with PC Bancorp. See Note 13 to the consolidated financial statements.

The Company has no market risk sensitive instruments held for trading purposes. Management believes that the Company’s market risk is reasonable at this time.

The following depicts the Company’s net interest income sensitivity analysis as of June 30, 2013 (dollars in thousands):

Simulated Rate Changes	Estimated Net Interest Income Sensitivity
+ 400 basis points	35.5%	$14,494
+ 100 basis points	8.1%	$3,318
- 200 basis points (1)	(3.4)%	$(1,395)

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

Variable rate loans make up 70% of the loan portfolio. However, the Company has floors on some of its loans. At June 30, 2013, 48% of variable rate loans are at their floor, and thus an increase in the underlying index may not necessarily result in an increase in the coupon until the loan index plus margin exceeds that floor.

The Company’s static GAP as of June 30, 2013 is not materially different from that reported at December 31, 2012 and is thus not included in this 10Q. See the Company’s Static Gap reports under “Item7A-Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2012 Annual Report on Form 10-K.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s 2012 Annual Report on Form 10-K.

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

CU BANCORP

Date:	August 13, 2013	/s/ DAVID I. RAINER
David I. Rainer
President and Chief Executive Officer

Date:	August 13, 2013	/s/ KAREN A. SCHOENBAUM
Karen A. Schoenbaum
Executive Vice President and Chief Financial Officer