Form 10-Q
period 2013-09-30
CU Bancorp
filed 2013-11-14
CIK 1543643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 8, 2013, the number of shares outstanding of the registrant’s no par value Common Stock was 11,072,392.

CU BANCORP

September 30, 2013 FORM 10-Q

CU BANCORP

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$38,329	$25,181
Interest earning deposits in other financial institutions	182,070	157,715

Total Cash and Cash Equivalents	220,399	182,896
Certificates of deposit in other financial institutions	47,124	27,006
Investment securities available-for-sale, at fair value	102,779	118,153
Loans	909,642	854,885
Allowance for loan loss	(10,038)	(8,803)

Net loans	899,604	846,082
Premises and equipment, net	3,081	3,422
Deferred tax assets, net	13,154	13,818
Other real estate owned, net	3,112	3,112
Goodwill	12,292	12,292
Core deposit intangibles	1,507	1,747
Bank owned life insurance	21,048	20,583
Accrued interest receivable and other assets	22,287	20,526

Total Assets	$1,346,387	$1,249,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing demand deposits	$609,607	$543,527
Interest bearing transaction accounts	129,786	112,747
Money market and savings deposits	369,530	340,466
Certificates of deposit	67,426	81,336

Total deposits	1,176,349	1,078,076
Securities sold under agreements to repurchase	16,043	22,857
Subordinated debentures, net	9,339	9,169
Accrued interest payable and other liabilities	12,542	13,912

Total Liabilities	1,214,273	1,124,014

Commitments and Contingencies (Note 12)	0	0
SHAREHOLDERS’ EQUITY
Serial Preferred Stock – authorized, 50,000,000 shares no par value, no shares issued or outstanding	0	0
Common stock—authorized, 75,000,000 shares no par value, 10,839,972 and 10,758,674 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	119,369	118,885
Additional paid-in capital	7,447	7,052
Retained earnings (deficit)	5,245	(1,708)
Accumulated other comprehensive income	53	1,394

Total Shareholders’ Equity	132,114	125,623

Total Liabilities and Shareholders’ Equity	$1,346,387	$1,249,637

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest Income
Interest and fees on loans	$12,203	$9,571	$36,090	$22,618
Interest on investment securities	441	620	1,420	1,827
Interest on interest bearing deposits in other financial institutions	178	209	495	594

Total Interest Income	12,822	10,400	38,005	25,039

Interest Expense
Interest on interest bearing transaction accounts	57	45	173	123
Interest on money market and savings deposits	263	338	772	605
Interest on certificates of deposit	47	83	197	167
Interest on securities sold under agreements to repurchase	23	24	63	70
Interest on subordinated debentures	126	136	376	136

Total Interest Expense	516	626	1,581	1,101

Net Interest Income	12,306	9,774	36,424	23,938

Provision for loan losses	631	521	1,918	901

Net Interest Income After Provision For Loan Losses	11,675	9,253	34,506	23,037

Non-Interest Income
Gain on sale of securities, net	0	0	5	0
Gain on sale of SBA loans, net	263	0	673	0
Other-than-temporary impairment losses	0	(30)	0	(90)
Deposit account service charge income	598	554	1,749	1,497
Other non-interest income	610	661	2,160	1,152

Total Non-Interest Income	1,471	1,185	4,587	2,559

Non-Interest Expense
Salaries and employee benefits (includes stock based compensation expense of $240 and $272 for the three months, and $716 and $758 for the nine months ended September 30, 2013 and 2012, respectively)	5,673	5,751	17,003	13,314
Occupancy	1,074	974	3,157	2,525
Data processing	452	489	1,413	1,361
Legal and professional	530	490	1,609	875
FDIC deposit assessment	219	232	654	530
Merger related expenses	0	2,517	43	2,855
OREO valuation write-downs and expenses	39	22	88	320
Office services expenses	261	361	786	836
Other operating expenses	1,182	987	3,267	2,382

Total Non-Interest Expense	9,430	11,823	28,020	24,998

Net Income (Loss) Before Provision for Income Tax	3,716	(1,385)	11,073	598

Provision for income tax expense (benefit)	1,239	(453)	4,120	499

Net Income (Loss)	$2,477	$(932)	$6,953	$99

Earnings (Loss) Per Share
Basic earnings (loss) per share	$0.24	$(0.10)	$0.66	$0.01
Diluted earnings (loss) per share	$0.23	$(0.10)	$0.65	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income (Loss)	$2,477	$(932)	$6,953	$99
Other Comprehensive Income (Loss), net of tax:
Non-credit portion of other-than-temporary impairments arising during the period	0	125	(22)	315
Net unrealized gains (losses) on investment securities arising during the period	(533)	213	(1,319)	136

Other Comprehensive Income (Loss)	(533)	338	(1,341)	451

Comprehensive Income (Loss)	$1,945	$(594)	$5,612	$550

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Year Ended December 31, 2012 and the Nine Months Ended September 30, 2013

(2013 activity unaudited)

(Dollars and shares in thousands)

	Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Outstanding Shares	Amount
Balance at December 31, 2011	6,950	$77,225	$6,164	$(3,435)	$890	$80,844
Net Issuance of Restricted Stock	110	0	0	0	0	0
Issuance of Stock for Purchase of PC Bancorp, net of $199 in issuance costs	3,721	41,660	0	0	0	41,660
Stock based compensation expense related to employee stock options and restricted stock	0	0	1,120	0	0	1,120
Restricted Stock Repurchase/Dividend	(22)	0	(228)	0	0	(228)
Excess tax deficiency – Stock based compensation	0	0	(4)	0	0	(4)
Net Income	0	0	0	1,727	0	1,727
Other Comprehensive Income	0	0	0	0	504	504

Balance at December 31, 2012	10,759	$118,885	$7,052	$(1,708)	$1,394	$125,623

Net Issuance of Restricted Stock	62	0	0	0	0	0
Stock based compensation expense related to employee stock options and restricted stock	0	0	716	0	0	716
Restricted Stock Repurchase	(30)	0	(422)	0	0	(422)
Excess tax benefit – Stock based compensation	0	0	101	0	0	101
Exercise of Stock Options	49	484	0	0	0	484
Net income	0	0	0	6,953	0	6,953
Other Comprehensive (Loss)	0	0	0	0	(1,341)	(1,341)

Balance at September 30, 2013	10,840	$119,369	$7,447	$5,245	$53	$132,114

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income:	$6,953	$99
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,918	901
Provision for unfunded loan commitments	48	36
Stock based compensation expense	716	758
Depreciation	825	740
Net accretion of discounts for loans acquired and deferred loan fees/costs	(4,749)	(2,157)
Net amortization from investment securities	1,286	1,005
Increase in bank owned life insurance	(465)	(99)
OREO valuation write-downs	0	232
Net other-than-temporary impairment losses recognized in operations	0	90
Gain on sale of securities, net	(5)	0
Gain on sale of SBA loans, net	(673)	0
Amortization of core deposit intangible	240	136
Amortization of time deposit premium	(127)	(61)
Accretion of subordinated debenture discount	170	38
(Increase) decrease in deferred tax assets	1,602	(1,366)
(Increase) in accrued interest receivable and other assets	(1,912)	(410)
Increase (decrease) in accrued interest payable and other liabilities	(1,418)	1,217

Net cash provided by operating activities	4,409	1,159

Cash flows from investing activities:
Cash and cash equivalents acquired in acquisition, net of cash paid	0	41,716
Purchases of available-for-sale investment securities	(20,395)	0
Proceeds from sales of investment securities	2,854	17,278
Proceeds from repayment and maturities from investment securities	29,355	20,419
Loans originated, net of principal payments	(50,018)	(25,691)
Purchases of premises and equipment	(484)	(797)
Net (increase) decrease in certificates of deposit in other financial institutions	(20,118)	14,512
Purchase of bank owned life insurance	0	(8,000)
Net purchase of Federal Home Loan Bank and other bank stock	151	866

Net cash provided by (used in) investing activities	(58,655)	60,303

Cash flows from financing activities:
Net increase in Non-interest bearing demand deposits	66,080	64,432
Net increase in Interest bearing transaction accounts	17,039	33,731
Net increase in Money market and savings deposits	29,064	252
Net (decrease) in Certificates of deposit	(13,783)	(26,378)
Net (decrease) in Securities sold under agreements to repurchase	(6,814)	(2,609)
Excess tax benefits on stock compensation	101	0
Net proceeds from stock options exercised	484	0
Restricted stock repurchase/dividends	(422)	(228)

Net cash provided by financing activities	91,749	69,200

Net increase in cash and cash equivalents	37,503	130,662
Cash and cash equivalents, beginning of year	182,896	134,230

Cash and cash equivalents, end of period	$220,399	$264,892

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,557	$1,016
Cash paid during the year for taxes	$2,450	$2,150
Supplemental disclosures of non-cash investing activities:
Net increase (decrease) in unrealized gain (loss) on investment securities, net of tax	$(1,341)	$451

The accompanying notes are an integral part of these consolidated financial statements

CU BANCORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 1—Basis of Financial Statement Presentation

CU Bancorp (the “Company”) is a bank holding company whose operating subsidiary is California United Bank. CU Bancorp was established to facilitate the reorganization and merger of Premier Commercial Bank, N.A. into California United Bank, which took place after the close of business on July 31, 2012. As a bank holding company, CU Bancorp is subject to regulation of the Federal Reserve Board (“FRB”). The term “Company”, as used throughout this document, refers to the consolidated balance sheets and consolidated statements of operations of CU Bancorp and California United Bank.

California United Bank (the “Bank”) is a full-service commercial business bank offering a broad range of banking products and services including: deposit services, lending and cash management to small and medium-sized businesses, to non-profit organizations, to business principals and entrepreneurs, to the professional community, including attorneys, certified public accountants, financial advisors, healthcare providers and investors. The Bank opened for business in 2005, with its headquarters office located in Encino, California. As a state chartered non-member bank, the Bank is subject to regulation by the California Department of Business Oversight, (the “DBO”) and the Federal Deposit Insurance Corporation (“FDIC”). The deposits of the Bank are insured by the FDIC, to the maximum amount allowed by law.

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

Additional Significant Accounting Policies

Loans Held for Sale and Servicing Assets: Loans held for sale are loans originated and includes the principal amount outstanding net of unearned income and the loans are carried at the lower of cost or fair value on an aggregate basis. A decline in the aggregate fair value of the loans below their aggregate carrying amount is recognized through a charge to earnings in the period of such decline. Unearned income on these loans is taken into earnings when they are sold. At September 30, 2013, the Company had no loans classified as held for sale.

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

The most common retained interest related to loan sales is a servicing asset. Servicing assets are amortized in proportion to and over the period of the estimated future net servicing income. The amortization of the servicing asset and the servicing income are included in noninterest income. The fair value of the servicing assets is estimated by discounting the future cash flows using market-based discount rates and prepayment speeds. The Company’s servicing asset is evaluated regularly for impairment. The servicing asset is stratified based on the original term to maturity and the year of origination of the underlying loans for purposes of measuring impairment. The risk is that loans prepay faster than anticipated and the fair value of the asset declines. If the fair value of the servicing asset is less than the amortized carrying value, the asset is considered to be impaired and an impairment charge will be taken against earnings. The servicing asset is included in other assets on the consolidated balance sheets.

Income Taxes: The Company’s consolidated effective statutory federal and state income tax rate is approximately 41%. The actual effective rate reflected within these financial statements is dependent on the composition of taxable earnings in the period. A number of expenses such as certain merger related expenses, certain business and entertainment expenses, country club dues, etc. are not allowable as an expense for either federal or state purposes and are classified as permanent tax-to-book taxable income differences. In addition, the Company has several items included in income, that are excluded from taxable income, such as net interest income on loans within the State of California designated enterprise zone areas for state income taxes and the increase in cash surrender value of life insurance policies. Because of these differences, the Company’s effective tax may vary considerably between reporting years. During 2012, due to the inclusion of significant merger related costs, the Company had an effective tax rate in excess of its statutory rate. The Company invested $1.1 million in Community Redevelopment Act “CRA” 60 month term, 0% interest rate deposits, that made the Company eligible for a $215,000 Qualified Investment Tax Credit, which was received in the third quarter of

2013. For 2013, to the extent the Company does not have any significant merger related costs, the consolidated effective tax rate for the nine months ending September 30, 2013 is expected to be the consolidated effective tax rate which is below its statutory rate. Based on recently enacted legislation during the second quarter of 2013, the California State Legislature has repealed the net interest deduction on interest income for loans within the designated State of California Enterprise Zones. The effective date of this legislation is effective January 1, 2014.

Note 2—Recent Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This update amends ASU 2011-11, Balance Sheet (Topic 210): Disclosures about offsetting Assets and Liabilities. The amendment clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for fiscal and interim periods beginning on or after January 1, 2013. The adoption of this ASU did not have an impact on the Company’s financial position or results of operations. The additional disclosures required under this ASU are reflected in Note 9 – Balance Sheet Offsetting.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011). These amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. These amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the original ASU in the first quarter of 2012. The additional disclosures required under this ASU are reflected in Note 8 – Other Comprehensive Income (Loss).

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

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this update permit the Fed Funds Effective Swap Rate (“OIS”) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to Treasury obligations of the U.S. government (“UST”) and the London Interbank Offered Rate (“LIBOR”). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU did not have an impact on the Company’s financial position or results of operations.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments do not require new recurring disclosures but they are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this ASU is not expected to have an impact on the Company’s financial position or results of operations.

Note 3—Computation of Book Value and Tangible Book Value per Common Share

Book value per common share was calculated by dividing total shareholders’ equity by the number of common shares issued and outstanding. Tangible book value per common share was calculated by dividing tangible shareholders’ equity by the number of common shares issued and outstanding. The tables below present the computation of book value and tangible book value per common share as of the dates indicated (in thousands, except share data):

	September 30, 2013	December 31, 2012
Total Shareholders’ Equity	$132,114	$125,623
Less: Goodwill and core deposit intangibles	13,799	14,039

Tangible shareholders’ equity	$118,315	$111,584

Common shares issued and outstanding	10,839,972	10,758,674
Book value per common share	$12.19	$11.68

Tangible book value per common share	$10.91	$10.37

Note 4—Computation of Earnings per Common Share

Basic and diluted earnings per common share were determined by dividing the net income by the applicable basic and diluted weighted average common shares outstanding. The table below presents the basic and diluted earnings per common share computations for the periods indicated (dollars and shares in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income (Loss)	$2,477	$(932)	$6,953	$99

Basic weighted average common shares outstanding	10,546	9,223	10,511	7,556
Dilutive effect of potential common share issuances from stock options and restricted stock	302	0	272	94

Diluted weighted average common shares outstanding	10,848	9,223	10,783	7,650

Income (Loss) per common share
Basic	$0.24	$(0.10)	$0.66	$0.01
Diluted	$0.23	$(0.10)	$0.65	$0.01

Anti-dilutive shares not included in the calculation of diluted earnings per share	142	262	184	251

Note 5—Investment Securities

The investment securities portfolio has been classified as available-for-sale, and as such is recorded at estimated fair value.

The following tables present the amortized cost and estimated fair values of investment securities as of the dates indicated (dollars in thousands):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Net Non-credit Gains on Other– than- temporarily Impaired Securities	Estimated Fair Value
September 30, 2013 – Available-for-sale:
U.S. Govt Agency and Sponsored Agency—Note Securities	$7,205	$8	$5	$0	$7,208
U.S. Govt Agency—SBA Securities	42,097	924	464	0	42,557
U.S. Govt Agency—GNMA Mortgage-Backed Securities	23,339	251	776	0	22,814
U.S. Govt Sponsored Agency—CMO & Mortgage-Backed Securities	16,189	383	390	0	16,182
Corporate Securities	9,204	180	0	0	9,384
Municipal Securities	4,654	1	21	0	4,634

Total investment securities	$102,688	$1,747	$1,656	$0	$102,779

December 31, 2012 – Available-for-sale:
U.S. Govt Agency and Sponsored Agency—Note Securities	$18,888	$24	$1	$0	$18,911
U.S. Govt Agency—SBA Securities	42,308	703	32	0	42,979
U.S. Govt Agency—GNMA Mortgage-Backed Securities	22,237	728	5	0	22,960
U.S. Govt Sponsored Agency—CMO & Mortgage-Backed Securities	12,335	696	0	0	13,031
Corporate Securities	10,311	235	0	0	10,546
Municipal Securities	6,831	3	18	0	6,816
Private Issue CMO Securities	2,874	0	0	36	2,910

Total investment securities	$115,784	$2,389	$56	$36	$118,153

The Company’s investment securities portfolio at September 30, 2013 consists of U.S. Agency and U.S. Sponsored Agency issued AAA and AA rated “investment grade” securities, investment grade corporate bond securities and municipal securities. Securities with a market value of $16.6 million and $23.3 million were pledged to secure securities sold under agreements to repurchase at September 30, 2013 and December 31, 2012, respectively. See Note 7—Borrowings and Subordinated Debentures. Securities with a market value of $11.0 million were pledged to secure a certificate of deposit of $10.0 million with the State of California Treasurer’s office at both September 30, 2013 and December 31, 2012. Securities with a market value of $3.2 million and $12.3 million were pledged to secure a credit facility with the Federal Reserve Bank of San Francisco at September 30, 2013 and December 31, 2012, respectively. Securities with a market value of $25.2 million and $16.0 million were pledged to secure outstanding standby letters of credit confirmed/issued by a correspondent bank for the benefit of the Company’s customers in the amount of $17.6 million and $12.7 million at September 30, 2013 and December 31, 2012, respectively. Securities with a market value of $1.3 million and $281,000 were pledged to secure local agency deposits at September 30, 2013 and December 31, 2012, respectively.

Presented below are investment securities with unrealized losses that are considered to be temporarily-impaired or other-than-temporarily impaired. They are summarized and classified according to the duration of the loss period as of the dates indicated as follows (dollars in thousands):

	< 12 Continuous Months		> 12 Continuous Months		Total
	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
September 30, 2013
Temporarily-impaired available-for-sale investment securities:
U.S. Govt.—Agency and Sponsored Agency Note Securities	$1,042	$5	$0	$0	$1,042	$5
U.S. Govt. Agency SBA Securities	7,050	463	567	1	7,617	464
U.S. Govt. Sponsored Agency CMO & Mortgage-Backed Securities	21,259	1,166	0	0	21,259	1,166
Municipal Securities	2,058	18	1,035	3	3,093	21

Total temporarily-impaired available-for-sale investment securities	$31,409	$1,652	$1,602	$4	$33,011	$1,656

December 31, 2012
Temporarily-impaired available-for-sale investment securities:
U.S. Govt.—Agency and Sponsored Agency Note Securities	$2,209	$1	$0	$0	$2,209	$1
U.S. Govt. Agency SBA Securities	5,124	32	0	0	5,124	32
U.S. Govt. Sponsored Agency CMO & Mortgage-Backed Securities	2,126	5	0	0	2,126	5
Municipal Securities	6,293	18	0	0	6,293	18

Total temporarily-impaired available-for-sale investment securities	$15,752	$56	$0	$0	$15,752	$56

Other-than-temporarily impaired available-for-sale investment securities:
Private Issue CMO Securities	0	0	1,235	65	1,235	65

Total temporarily-impaired and other-than-temporarily impaired available-for-sale investment securities	$15,752	$56	$1,235	$65	$16,987	$121

The amortized cost, estimated fair value and average yield of debt securities at September 30, 2013, are presented in the table below (dollars in thousands). Maturity categories are determined as follows:

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

	September 30, 2013
Maturities Schedule of Securities	Amortized Cost	Fair Value	Weighted Average Yield
Due through one year	$23,530	$23,862	1.12%
Due after one year through five years	39,456	39,969	1.56%
Due after five years through ten years	20,829	20,362	2.34%
Due after ten years	18,873	18,586	2.63%

Total	$102,688	$102,779	1.81%

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

In January of 2013, the Company sold all of its private issue CMO securities at a net gain of $4,600. The Company has had no other sales of investment securities through the nine months ended September 30, 2013, and as of that date, owned no investment securities that have other-than-temporary impairment.

Investments in FHLB Common Stock

The Company’s investment in the common stock of the FHLB is carried at cost and was $4.7 million and $4.9 million as of September 30, 2013 and December 31, 2012 respectively. The FHLB has a statutory lien on all FHLB capital stock owned by the Company. See Note 7—Borrowings and Subordinated Debentures for a detailed discussion regarding the Company’s FHLB borrowings and the requirements to purchase FHLB common stock.

The Company’s investment in FHLB stock is included in other assets on the accompanying balance sheets.

Note 6—Loans

The following table presents the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands):

	September 30,	December 31,
	2013	2012
Commercial and Industrial Loans:	$296,229	$262,637
Loans Secured by Real Estate:
Construction, Land Development and Other Land	52,720	48,528
Owner-Occupied Nonresidential Properties	192,631	181,844
Other Nonresidential Properties	262,395	246,450
1-4 Family Residential Properties	63,852	62,037
Multifamily Residential Properties	27,438	31,610

Total Commercial and Other Real Estate	546,316	521,941
Other Loans:	14,377	21,779

Total Loans	$909,642	$854,885

The following table is a breakout of the Company’s loan portfolio stratified by the industry concentration of the borrower by their respective NAICS code as of the dates indicated (dollars in thousands):

	September 30,	December 31,
	2013	2012
Real Estate	$354,041	$312,625
Hotel/Lodging	74,442	82,483
Manufacturing	84,423	77,203
Construction	67,428	55,385
Wholesale	57,045	54,218
Finance	45,290	59,791
Healthcare	39,904	41,857
Professional Services	45,349	44,714
Restaurant/Food Service	35,996	24,105
Retail	24,516	30,302
Other Services	21,376	23,239
Administrative Management	20,541	19,078
Information	12,167	4,492
Transportation	9,471	11,431
Entertainment	6,018	8,132
Other	11,535	5,830

Total	$909,642	$854,885

SBA Loans

As part of the acquisition of PC Bancorp, the Company acquired loans that were originated under the guidelines of the Small Business Administration (“SBA”) program. Furthermore, the Company continues to originate SBA loans. The total portfolio of the SBA contractual loan balances being serviced by the Company at September 30, 2013 was $112 million, of which $73 million has been sold. Of the $39 million remaining on the Company’s books, $24 million is un-guaranteed and $15 million is guaranteed by the SBA.

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

While there were no loans classified as held for sale at September 30, 2013, the Company has originated approximately $5.8 million in commercial and industrial SBA loans, of which $4.3 million is guaranteed by the SBA. The Company does not currently plan on selling these loans, but it may choose to do so in the future. The Company sold approximately $5.1 million of the guaranteed portion of its SBA loans during the nine months ended September 30, 2013 and recorded a net gain on sale of $673,000.

Allowance for Loan Loss

The following table is a summary of the activity for the allowance for loan loss for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Allowance for loan loss at beginning of period	$9,412	$7,329	$8,803	$7,495
Provision for loan losses	631	521	1,918	901
Net (charge-offs) recoveries:
Charge-offs	(786)	(97)	(1,523)	(686)
Recoveries	781	53	840	96

Net (charge-offs)	(5)	(44)	(683)	(590)

Allowance for loan loss at end of period	$10,038	$7,806	$10,038	$7,806

Net (charge-offs) to average loans	0.00%	(0.01)%	(0.08)%	(0.11)%

	September 30, 2013	December 31, 2012
Allowance for loan loss to total loans	1.10%	1.03%
Allowance for loan loss to total loans accounted for at historical cost, which excludes loan balances and the related allowance for loans acquired through acquisition	1.50%	1.54%

The following tables present, by portfolio segment, the changes in the allowance for loan loss and the recorded investment in loans as of the dates and for the periods indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Three Months Ended September 30, 2013
Beginning balance	$4,659	$2,360	$2,351	$42	$9,412
Provision for loan losses	1,103	(1,095)	596	27	631
Net (charge-offs) recoveries:
Charge-offs	(786)	0	(0)	(0)	(786)
Recoveries	11	763	6	1	781

Net (charge-offs) recoveries	(775)	763	6	1	(5)

Ending balance	$4,987	$2,028	$2,953	$70	$10,038

Three Months Ended September 30, 2012
Beginning balance	$4,161	$663	$2,265	$240	$7,329
Provision for loan losses	(11)	101	444	(13)	521
Net (charge-offs) recoveries:
Charge-offs	(0)	(0)	(97)	(0)	(97)
Recoveries	14	0	37	2	53

Net (charge-offs) recoveries	14	0	(60)	2	(44)

Ending balance	$4,164	$764	$2,649	$229	$7,806

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Nine Months Ended September 30, 2013
Beginning balance	$4,572	$2,035	$2,084	$112	$8,803
Provision for loan losses	1,754	(770)	974	(40)	1,918
Net (charge-offs) recoveries:
Charge-offs	(1,398)	(0)	(116)	(8)	(1,523)
Recoveries	59	763	11	6	840

Net (charge-offs) recoveries	(1,339)	763	(105)	(2)	(683)

Ending balance	$4,987	$2,028	$2,953	$70	$10,038

Nine Months Ended September 30, 2012
Beginning balance	$3,541	$752	$2,911	$291	$7,495
Provision for loan losses	1,015	12	(66)	(60)	901
Net (charge-offs) recoveries:
Charge-offs	(443)	0	(233)	(10)	(686)
Recoveries	51	0	37	8	96

Net (charge-offs) recoveries	(392)	0	(197)	(2)	(590)

Ending balance	$4,164	$764	$2,649	$229	$7,806

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
September 30, 2013
Allowance for Loan Loss – Ending balance:
Individually evaluated for impairment	$6	$0	$0	$0	$6
Collectively evaluated for impairment	4,971	2,028	2,953	70	10,022
Purchased credit impaired (loans acquired with deteriorated credit quality)	10	0	0	0	10

Total Allowance for Loan Loss	$4,987	$2,028	$2,953	$70	$10,038

Loans receivable – Ending balance:
Individually evaluated for impairment	$3,094	$0	$6,022	$0	$9,116
Collectively evaluated for impairment	292,059	52,720	536,958	14,377	896,114
Purchased credit impaired (loans acquired with deteriorated credit quality)	1,076	0	3,336	0	4,412

Total Loans Receivable	$296,229	$52,720	$546,316	$14,377	$909,642

December 31, 2012
Allowance for Loan Loss – Ending balance:
Individually evaluated for impairment	$11	$0	$0	$0	$11
Collectively evaluated for impairment	4,552	2,035	2,084	112	8,783
Purchased credit impaired (loans acquired with deteriorated credit quality)	9	0	0	0	9

Total Allowance for Loan Loss	$4,572	$2,035	$2,084	$112	$8,803

Loans receivable – Ending balance:
Individually evaluated for impairment	$885	$1,200	$3,499	$0	$5,584
Collectively evaluated for impairment	260,982	47,328	512,312	$21,775	842,397
Purchased credit impaired (loans acquired with deteriorated credit quality)	770	0	6,130	$4	6,904

Total Loans Receivable	$262,637	$48,528	$521,941	$21,779	$854,885

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

The following tables present the risk category of loans by class of loans based on the most recent internal loan classification as of the dates indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
September 30, 2013
Pass	$285,687	$52,720	$521,526	$14,374	$874,307
Special Mention	1,683	0	2,999	0	4,682
Substandard	8,859	0	21,791	3	30,652
Doubtful	0	0	0	0	0

Total	$296,229	$52,720	$546,316	$14,377	$909,642

December 31, 2012
Pass	$250,624	$47,328	$493,768	$21,655	$813,375
Special Mention	4,602	0	5,300	0	9,902
Substandard	7,411	1,200	22,873	119	31,603
Doubtful	0	0	0	5	5

Total	$262,637	$48,528	$521,941	$21,779	$854,885

Age Analysis of Past Due and Non-Accrual Loans

The following tables present an aging analysis of the recorded investment of past due loans and non-accrual loans as of the dates indicated (dollars in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
September 30, 2013
Commercial and Industrial	$244	$0	$0	$244	$4,166	$291,819	$296,229
Construction, Land Development and Other Land	0	0	0	0	0	52,720	52,720
Commercial and Other Real Estate	249	0	0	249	8,278	537,789	546,316
Other	0	0	0	0	0	14,377	14,377

Total	$493	$0	$0	$493	$12,444	$896,705	$909,642

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
December 31, 2012
Commercial and Industrial	$1,025	$0	$0	$1,025	$1,583	$260,029	$262,637
Construction, Land Development and Other Land	0	0	0	0	1,200	47,328	48,528
Commercial and Other Real Estate	2,884	0	0	2,884	7,742	511,315	521,941
Other	0	0	0	0	5	21,774	21,779

Total	$3,909	$0	$0	$3,909	$10,530	$840,446	$854,885

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

The following tables include the recorded investment and unpaid principal balances for TDR loans for the dates and periods indicated (dollars in thousands). This table includes one commercial and industrial TDR loan that was returned to accrual status during the second quarter of 2013. This accruing TDR loan has a recorded investment of $54,911 and unpaid principal of $54,734 as of September 30, 2013. Also included in this table are two commercial and industrial TDR loans that were purchased credit impaired (“PCI”). These two TDR PCI loans had a recorded investment of $94,251 and unpaid principal balances of $155,034 as of September 30, 2013.

	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Period ended September 30, 2013
Commercial and Industrial	$602	$900	$1
Construction, Land Development and Other Land	0	0	0
Commercial and Other Real Estate	2,204	2,785	0

Total	$2,806	$3,685	$1

	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Year ended December 31, 2012
Commercial and Industrial	$314	$626	$5
Construction, Land Development and Other Land	1,200	2,791	0
Commercial and Other Real Estate	4,193	4,874	32

Total	$5,707	$8,291	$37

The following table shows the pre- and post-modification recorded investment in TDR loans by type of modification and loan segment that have occurred during the periods indicated (dollars in thousands):

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Reduced Interest Rate:
Construction, Land Development and Other Land	0	$0	$0	0	$0	$0
Lengthened Amortization:
Commercial and Industrial	0	0	0	1	60	60
Commercial and Other Real Estate	0	0	0	0	0	0

Subtotal – Lengthened Amortization	0	0	0	1	60	60

Total	0	$0	$0	1	$60	$60

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Reduced Interest Rate:
Construction, Land Development and Other Land	0	$0	$0	0	$0	$0
Lengthened Amortization:
Commercial and Industrial	1	310	310	1	60	60
Commercial and Other Real Estate	0	0	0	0	0	0

Subtotal – Lengthened Amortization	0	310	310	1	60	60

Total	1	$310	$310	1	$60	$60

There was no financial impact for specific reserves or from charge-offs for the modified loans included in the table above.

The Company has restructured one new TDR loan during the nine months ended September 30, 2013. In January 2013, the Company extended interest only payments on a commercial and industrial SBA 7a loan with a pre and post modification recorded investment of $310,000. This borrower also received a second modification in May 2013, after having difficulty making payments according to the terms of the January modification.

In May 2013, an accruing TDR loan with a recorded investment of approximately $66,000 was placed on non-accrual status after the borrower filed Chapter 7 bankruptcy.

Aside from the two loans described above, there have been no other payment defaults in 2013, subsequent to modification on troubled debt restructured loans modified within the last twelve months.

Loans are restructured in an effort to maximize collections. Impairment analyses are performed on the Company’s troubled debt restructured loans in conjunction with the normal allowance for loan loss process. The Company’s troubled debt restructured loans are analyzed to ensure adequate cash flow or collateral supports the outstanding loan balance.

Impaired Loans

Impaired loans are evaluated by comparing the fair value of the collateral, if the loan is collateral dependent, and the present value of the expected future cash flows discounted at the loan’s effective interest rate, if the loan is not collateral dependent. The Company recognizes interest income from impaired loans on an accrual basis, unless the loan is on non-accrual status. There were no loans greater than 90 days past due and still accruing interest at September 30, 2013 or December 31, 2012.

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable in the table above as “Impaired loans without specific valuation allowance.” The valuation allowance disclosed below is included in the allowance for loan loss reported in the consolidated balance sheets as of September 30, 2013 and December 31, 2012.

The following tables present, by loan category, the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, as of the dates and for the periods indicated (dollars in thousands). This table excludes purchased credit impaired loans (loans acquired with deteriorated credit quality) of $4.4 million and $6.9 million at September 30, 2013 and December 31, 2012, respectively.

	September 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Commercial and Industrial	$2,944	$5,402	$0	$677	$1,490	$0
Construction, Land Development and Other Land	0	0	0	1,201	2,791	0
Commercial and Other Real Estate	6,022	8,933	0	3,498	4,331	0
With a specific allowance recorded:
Commercial and Industrial	150	405	6	208	463	11
Construction, Land Development and Other Land	0	0	0	0	0	0
Commercial and Other Real Estate	0	0	0	0	0	0
Total
Commercial and Industrial	3,094	5,807	6	885	1,953	11
Construction, Land Development and Other Land	0	0	0	1,201	2,791	0
Commercial and Other Real Estate	6,022	8,933	0	3,498	4,331	0

Total	$9,116	$14,740	$6	$5,584	$9,075	$11

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and Industrial	$2,235	$0	$1,200	$0	$1,528	$0	$833	$0
Construction, Land Development and Other Land	1,159	0	1,228	0	1,172	0	1,249	0
Commercial and Other Real Estate	4,044	0	317	0	3,613	0	859	0
With a specific allowance recorded:
Commercial and Industrial	150	0	200	0	150	0	200	0
Construction, Land Development and Other Land	0	0	0	0	0	0	0	0
Commercial and Other Real Estate	0	0	0	0	0	0	710	0
Total:
Commercial and Industrial	2,385	0	1,400	0	1,678	0	1,033	0
Construction, Land Development and Other Land	1,159	0	1,228	0	1,172	0	1,249	0
Commercial and Other Real Estate	4,044	0	317	0	3,613	0	859	0

Total	$7,588	$0	$2,945	$0	$6,462	$0	$3,141	$0

The following is a summary of additional information pertaining to impaired loans for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest foregone on impaired loans	$264	$73	$495	$233
Cash collections applied to reduce principal balance	$1,885	$21	$2,037	$64
Interest income recognized on cash collections	$0	$0	$0	$0

Loans Acquired Through Acquisition

The following table reflects the accretable net discount for loans acquired through acquisition accounted for under ASC 310 “Receivables” for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$10.130	$1,832	$12,189	$2,585
Accretion, included in interest income	(967)	(801)	(3,050)	(1,554)
Additions due to acquisition	0	12,315	0	12,315
Sold acquired loans	0	284	0	284
Reclassifications (to) from non-accretable yield	(547)	201	(523)	201

Balance, end of period	$8,616	$13,831	$8,616	$13,831

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

The following table reflects the outstanding balance and related carrying value of PCI loans as of the dates indicated (dollars in thousands):

	September 30, 2013		December 31, 2012
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and Industrial	$1,390	$1,076	$1,221	$770
Commercial and Other Real Estate	4,982	3,336	9,424	6,130
Other	0	0	73	4

Total	$6,372	$4,412	$10,718	$6,904

The following table reflects the activities in the accretable net discount for PCI loans for the period indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$428	$0	$9	$0
Accretion, included in interest income	(17)	(0)	(17)	(0)
Reclassifications (to) from non-accretable yield	0	0	419	0

Balance, end of period	$411	$0	$411	$0

Note 7—Borrowings and Subordinated Debentures

Securities Sold Under Agreements to Repurchase

The Company enters into certain transactions, the legal form of which are sales of securities under agreements to repurchase (“Repos”) at a later date at a set price. Securities sold under agreements to repurchase generally mature within 1 day to 180 days from the issue date and are routinely renewed.

As discussed in Note 5 – Investment Securities, the Company has pledged certain investments as collateral for these agreements. Securities with a fair value of $16.6 million and $23.3 million were pledged to secure the Repos at September 30, 2013 and December 31, 2012, respectively. The Company segregates both the principal and accrued interest on these securities with the Company’s third party safekeeping custodians. All principal and interest payments on the investment securities that are pledged as collateral on the Repo program are received directly by the safekeeping custodian.

The tables below describe the terms and maturity of the Company’s Repos as of the dates indicated (dollars in thousands):

	September 30, 2013
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
August 5, 2013	$925	0.125%	60 days	October 4, 2013
September 30, 2013	15,118	0.10% – 0.40%	1 day	October 1, 2013

Total	$16,043	0.30%

	December 31, 2012
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
November 5, 2012	$1,020	0.15%	91 days	February 4, 2013
December 31, 2012	21,837	0.10% – 0.40%	1 day	January 2, 2013

Total	$22,857	0.21%

Federal Home Loan Bank Borrowings

As of September 30, 2013, the Company had no outstanding advances (borrowings) from the Federal Home Loan Bank “FHLB”.

The Company’s credit facility with the FHLB is $319 million, which represents approximately 25% of the Bank’s total assets, as reported by the Bank in its June 30, 2013 FFIEC Call Report.

As of September 30, 2013, the Company had $841million of loan collateral pledged with the FHLB which provides $292 million in borrowing capacity. The Company is required to purchase FHLB common stock to support its FHLB advances. Under the FHLB Act, the FHLB has a statutory lien on the FHLB capital stock that the Company owns and the FHLB capital stock serves as further collateral under the borrowing line. At September 30, 2013 and December 31, 2012, the Company had $4.7 million and $4.9 million of FHLB common stock. The current value of the FHLB common stock of $4.7 million would support FHLB advances up to $101 million. Any advances from the FHLB in excess of $101 million would require additional purchases of FHLB common stock. The FHLB has historically repurchased all of its excess capital stock from each bank where the level of capital stock is in excess of that bank’s current average borrowings. The FHLB repurchased $150,300 and $187,000 of the Company’s FHLB capital stock during the nine months ending September 30, 2013 and twelve months ending December 31, 2012, respectively.

Subordinated Debentures

The following table summarizes the terms of each issuance of the subordinated debentures outstanding as of September 30, 2013:

Series	Amount (in thousands)	Issuance Date	Maturity Date	Rate Index	Current Rate	Next Reset Date
Trust I	$6,186	12/10/04	03/15/35	3 month LIBOR + 2.05%	2.30%	12/16/2013
Trust II	3,093	12/23/05	03/15/36	3 month LIBOR + 1.75%	2.00%	12/16/2013
Trust III	3,093	06/30/06	09/15/36	3 month LIBOR + 1.85%	2.10%	12/16/2013

Subtotal	12,372
Fair value adjustment	(3,033)

Total	$9,339

The Company had an aggregate outstanding balance of $12.4 million in subordinated debentures at September 30, 2013. These subordinated debentures were acquired as part of the PC Bancorp merger and were issued to trusts originally established by PC Bancorp, which in turn issued trust preferred securities.

These subordinated debentures were issued in three separate series. Each issuance had a maturity of 30 years from their approximate date of issue. All three subordinated debentures are variable rate instruments that reprice quarterly based on the three month LIBOR plus a margin (see tables above). All three subordinated debentures had their interest rates reset in September of 2013 and are set to reprice again in December 2013 at the current three month LIBOR plus their index, and will continue to reprice quarterly through their maturity date. Trust I, Trust II and Trust III are currently callable at par with no prepayment penalties

The Company currently includes in Tier 1 capital an amount of subordinated debentures equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity less goodwill, core deposit intangibles and a portion of the SBA servicing assets. The Company’s existing subordinated debentures were grandfathered as Tier 1 capital under the Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 2, 2013, the Board of Governors of the Federal Reserve System (“Federal Reserve”) approved a final rule (the “Final Rule”) that revises the current capital rules for U.S. banking organizations including the capital rules for the Company. The FDIC adopted the rule as an “interim final rule” on July 9, 2013. The Final Rule implements the regulatory capital reforms recommended by the Basel Committee. The Final Rule permanently grandfathers non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the Tier 1 capital of banking organizations with total consolidated assets less than $15 billion as of December 31, 2009 such as the Company. As a result the Company’s trust preferred securities will continue to be included in Tier 1 capital.

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

Note 8—Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the periods indicated (dollars in thousands):

	Before Tax	Tax Effect	Net of Tax
Three Months Ended – September 30, 2013
Net unrealized gains (losses) on investment securities:
Beginning balance	$996	$410	$586

Non-credit portion of other-than-temporary impairments arising during the period	0	0	0
Net unrealized (losses) arising during the period	(905)	(372)	(533)

Net other comprehensive loss	(905)	(372)	(533)

Ending balance	$91	$38	$53

Three Months Ended – September 30, 2012
Net unrealized gains (losses) on investment securities:
Beginning balance	$1,705	$702	$1,003

Non-credit portion of other-than-temporary impairments arising during the period	234	109	125
Net unrealized gains arising during the period	340	127	213

Net other comprehensive income	574	236	338

Ending balance	$2,279	$938	$1,341

	Before Tax	Tax Effect	Net of Tax
Nine Months Ended – September 30, 2013
Net unrealized gains (losses) on investment securities:
Beginning balance	$2,369	$975	$1,394

Non-credit portion of other-than-temporary impairments arising during the period	(32)	(13)	(19)
Net unrealized (losses) arising during the period	(2,241)	(922)	(1,319)

Other comprehensive loss before reclassifications	(2,273)	(935)	(1,338)
Reclassification adjustment for gains realized in net income	(5)	(2)	(3)

Net other comprehensive loss	(2,278)	(937)	(1,341)

Ending balance	$91	$38	53

Nine Months Ended – September 30, 2012
Net unrealized gains (losses) on investment securities:
Beginning balance	$1,534	$644	$890

Non-credit portion of other-than-temporary impairments arising during the period	520	205	315
Net unrealized gains arising during the period	225	89	136

Net other comprehensive income	745	294	451

Ending balance	$2,279	$938	$1,341

The table below presents the components of accumulated other comprehensive income as of the dates indicated (dollars in thousands):

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net unrealized gain on non other-than-temporarily impaired investment securities	$91	$2,489
Net unrealized gain (loss) on other-than-temporarily impaired investment securities	0	(210)

Total net unrealized gain on investment securities	91	2,279
Tax expense	(38)	(938)

Total accumulated other comprehensive income	$53	$1,341

Note 9—Balance Sheet Offsetting

Assets and liabilities relating to certain financial instruments, including derivatives, and securities sold under repurchase agreements (“Repos”), may be eligible for offset in the consolidated balance sheets as permitted under accounting guidance. The Company’s interest rate swap derivatives are subject to a master netting and offsetting arrangement under specific conditions as defined within a master agreement governing all interest rate swap contracts that the Company and the counterparty bank have entered into. In addition, the master agreement under which the interest rate contracts have been written require the pledging of assets by the Company based on certain risk thresholds. The Company has pledged as collateral, both a certificate of deposit and cash that is maintained in a due from bank account with the counterparty bank. The pledged collateral under the swap agreements are reported in the Company’s consolidated balance sheets unless the Company defaults under the master agreement. The Company currently does not net or offset the interest rate swap contracts in its consolidated balance sheets as reflected within the table below.

The Company’s securities sold under repurchase agreements represent transactions the Company has entered into with several individual deposit customers. These transactions represent the sale of securities on an overnight or on a term basis to our deposit customer under an agreement to repurchase the securities from the customer the next business day or at maturity. There is an individual contract for each customer with only one transaction per customer. There is no master agreement that provides for the netting arrangement or the offsetting of these individual transactions or for the netting of collateral positions. The Company does not net or offset the Repos in its consolidated balance sheets as reflected within the table below.

The table below presents the Company’s Repo securities that have no enforceable master netting arrangement and its derivative securities that could be offset in the consolidated financial statements due to an enforceable master netting arrangement (dollars in thousands):

	Gross Amounts Recognized in the Consolidated	Gross Amounts Offset in the Consolidated	Net Amounts of Assets Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount (Collateral over liability balance
	Balance Sheets	Balance Sheets	Balance Sheets	Financial Instruments	Collateral Pledged	required to be pledged)
September 30, 2013
Financial Liabilities:
Total interest rate swap contracts fair value (see Note 14 – Derivative Financial Instruments)	$4,375	$0	$4,375	$4,375	$4,642	$267
Repurchase Agreements	16,043	0	16,043	16,043	16,600	557

Total	$20,418	$0	$20,418	$20,418	$21,242	$824

December 31, 2012
Financial Liabilities:
Total interest rate swap contracts fair value (see Note 14 – Derivative Financial Instruments )	$6,038	$0	$6,038	$6,038	$6,406	$368
Repurchase Agreements	22,857	0	22,857	22,857	23,300	443

Total	$28,895	$0	$28,895	$28,895	$29,706	$811

Note 10—Stock Options and Restricted Stock

Equity Compensation Plans

At September 30, 2013, the Company had one active stock-based employee and director compensation plan, the “2007 Equity and Incentive Plan”, and two terminated stock based compensation plans, the “2005 Plans”, which were terminated effective August 12, 2007, and replaced with the 2007 Equity and Incentive Plan. These plans are described more fully in Note 11—Stock Options and Restricted Stock in the Company’s Annual Report on Form 10K for the year ended December 31, 2012. The outstanding vested and unvested stock options and unvested restricted stock under the Equity and Incentive Plans listed above, were transferred and assumed by CU Bancorp in connection with the holding company reorganization, from options and restricted stock originally issued by California United Bank.

The Company’s “2007 Equity and Incentive Plan” allows the Company to issue stock options, restricted stock, restricted stock units and performance units. Certain options and share awards provide for accelerated vesting if there is a change in control as defined in the plans.

At September 30, 2013, future compensation expense related to non-vested stock option and restricted stock grants is reflected in the table below (dollars in thousands):

Future Stock Based Compensation Expense	Stock Options	Restricted Stock	Total
Remainder of 2013	$4	$364	$368
2014	10	1,089	1,099
2015	2	422	424
2016	0	131	131
2017	0	18	18
Thereafter	0	3	3

Total	$16	$2,027	$2,043

The estimated fair value of all stock options granted in prior years has been calculated using the Black-Scholes option pricing model. The use of the Black-Scholes model requires the use of input parameters and assumptions used for estimating the fair value of stock options granted in 2010 and prior years.

There were no stock options granted during 2011, 2012, or during the first nine months of 2013.

Stock Options

The following table summarizes the share option activity under the plans as of the date and for the period indicated:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
				(thousands)
Outstanding stock options at December 31, 2012	734,896	$12.44	2.8	$966
Granted	0
Exercised	49,611
Forfeited	625
Expired	16,500

Outstanding stock options at September 30, 2013	668,160	$12.49	2.1	$4,132

Exercisable options at September 30, 2013	647,885	$12.50	2.1	$4,006
Unvested options at September 30, 2013	20,275	$12.01	2.9	$127
Outstanding, vested and expected to vest at September 30, 2013	668,160	$12.49	2.1	$4,132

Stock option compensation expense was $4,000 and $12,000 for the three month period ended September 30, 2013 and 2012, respectively, and $17,000 and $42,000, for the nine month period ended September 30, 2013 and 2012, respectively.

Subsequent to September 30, 2013 several executive officers of the Company exercised stock options as provided under recently adopted Rule 10b5-1 Sales Trading Plans as filed with the SEC on September 13, 2013. A total of 232,420 options were exercised, with a weighted average option price of $8.89 per shares, resulting in total proceeds to the Company of $2.3 million.

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

The following table summarizes the restricted stock activity under the plans for the period indicated:

	Number of Shares	Weighted-Average Grant- Date Fair Value per Share
Restricted Stock:
Unvested, at December 31, 2012	290,550	$11.99
Granted	73,050	16.72
Vested	93,325	12.02
Cancelled and forfeited	11,100	11.03

Unvested, at September 30, 2013	259,175	$13.36

Restricted stock compensation expense related to the restricted stock grants reflected in the table above was $236,000 and $260,000 for the three month period ended September 30, 2013 and 2012, respectively. Restricted stock compensation expense related to the restricted stock grants reflected in the table above was $699,000 and $715,000 for the nine month period ended September 30, 2013 and 2012, respectively. Restricted stock awards reflected in the table above are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed. During the nine months ending September 30, 2013, the Company issued 73,050 shares of restricted stock to Company employees.

Note 11—Common Stock

As part of the merger with PC Bancorp, the Company initially issued 3,721,382 shares of common stock on July 31, 2012 to the shareholders of PC Bancorp.

During the nine months ending September 30, 2013, and the twelve months ending December 31, 2012 the Company issued 73,050 and 117,300 shares, respectively, of restricted stock to Company employees and directors. In addition, the Company issued 49,611shares and 0 shares of stock from the exercise of employee stock options for the nine months ending September 30, 2013 and for the twelve months ending December 31, 2012, respectively. The Company cancelled 11,100 and 7,500 shares of unvested restricted stock during the nine months of 2013, and for the full year of 2012 respectively, related to employee turnover. In addition the Company retired 29,863 shares of restricted stock at various vesting dates, when the employee elected to pay their tax obligation via the repurchase of the stock by the Company. Net issuance of stock for the nine months of 2013 and for the twelve months of 2012 was 81,298 shares and 109,800 shares, respectively. See Note 10 – Stock Options and Restricted Stock for a more detailed analysis related to the issuances of these shares.

The Company has a program that allows employees to make an election to have a portion of their restricted stock that became vested during the year, repurchased by the Company to provide funds to pay the employee’s tax obligation related to the vesting of the stock. During the nine months of 2013 and during the full year of 2012, a number of the Company’s employees elected to participate in this program. A total of 29,863 and 21,921 shares of employee unvested restricted stock were repurchased under this program for a total value of $422,000 and $228,000 during the nine months of 2013, and for the full year of 2012, respectively.

Note 12—Commitments and Contingencies

Litigation

From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company accrues for any probable loss contingencies that are estimable and discloses any possible losses in accordance with Accounting Standards Codification (“ASC”) 450, “Contingencies”. As of September 30, 2013, there were no legal proceedings against the Company the outcome of which are expected to have a material adverse impact on the Company’s financial position, results of operations or cash flows, as a whole.

Note 13—Fair Value of Assets and Liabilities

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

Investment Securities Available-for-Sale: The fair value of securities available-for-sale may be determined by obtaining quoted prices in active markets, when available, from nationally recognized securities exchanges (Level 1 inputs). If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique widely used in the securities industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). Debt securities’ pricing is generally obtained from one of the matrix pricing models developed from one of the three national pricing agencies. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are classified as Level 3 inputs.

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

Maturing Deposits: The fair values of fixed maturity certificates of deposit (time deposits) are estimated using a discounted cash flow calculation that applies current market deposit interest rates to the Bank’s current certificate of deposit interest rates for similar term certificates. The rates being paid on certificates of deposit not acquired from PC Bancorp at September 30, 2013 and December 31, 2012, were generally identical to the market interest rates for comparable terms and thus both the carry amount and fair value are generally considered approximately identical as of the reporting dates. The deposits acquired from PC Bancorp were initially adjusted to their fair value at the date of acquisition. The interest rates used to calculate the fair value adjustments on the PCB certificates were considered to be the market rates at the date of acquisition. Maturing deposits are categorized as level 2 valuations.

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

Subordinated Debentures: The fair value of the three variable rate subordinated debentures (“debentures”) is estimated using a discounted cash flow calculation that applies the three month LIBOR plus the margin index at September 30, 2013, to the cash flows from the debentures, based on the actual interest rate the debentures were accruing at September 30, 2013. Because all three of the debentures re-priced on September 17, 2013 based on the current three month LIBOR index rate plus the index margin at that date, and with relatively little to no change in the three month LIBOR index rate from the re-pricing date through September 30, 2013, the current face value of the debentures and their calculated market value are approximately equal.

Fair Value of Commitments: Loan commitments that are priced on an index plus a margin to a market rate of interest are reported at the carrying value of the loan commitment. Loan commitments on which the committed fixed interest rate is less than the current market rate were insignificant at September 30, 2013 and December 31, 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis as of the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Total Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – September 30, 2013
Investment securities available-for-sale	$102,779	$0	$102,779	$0
Financial Liabilities – September 30, 2013
Interest Rate Swap Contracts	$4,375	$0	$4,375	$0
Financial Assets – December 31, 2012
Investment securities available-for-sale	$118,153	$0	$115,243	$2,910
Financial Liabilities – December 31, 2012
Interest Rate Swap Contracts	$6,038	$0	$6,038	$0

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

The following table below presents a roll-forward of all assets and liabilities and additional information about the financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented (dollars in thousands):

	Balance at January 1,	Included in Earnings	Included in Other Comprehensive Income (Loss)	Purchases, Issuances, (Sales) Settlements	Transfers into (out of) Level 3	Balance at September 30,
Financial Assets – Measured at Fair Value using Level 3 – September 30, 2013
Private Issue CMO Securities	$2,910	$(20)	$0	$(2,890)	$0	$0

Total	$2,910	$(20)	$0	$(2,890)	$0	$0

Financial Assets – Measured at Fair Value using Level 3 –September 30, 2012
Private Issue CMO Securities	$2,775	$(76)	$520	$(326)	$0	$2,893
U.S. Government Sponsored Agency CMO Securities	2,379	(1)	9	(591)	0	1,796

Total	$5,154	$(77)	$529	$(917)	$0	$4,689

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

The following table presents the balances of assets and liabilities measured at fair value on a non-recurring basis by caption and by level within the fair value hierarchy as of the dates indicated (dollars in thousands):

	Carrying Value at end of period	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – September 30, 2013
Collateral dependent impaired loan with specific valuation allowance and/or partial charge-off	$379	$0	$0	$379
Other real estate owned	3,112	0	0	3,112

Total	$3,491	$0	$0	$3,491

Financial Assets – December 31, 2012
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs	$2,056	$0	$0	$2,269
Other real estate owned	3,112	0	0	3,112

Total	$5,168	$0	$0	$5,381

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of the dates indicated (dollars in thousands):

	Fair Value at September 30, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Values
Financial Assets – September 30, 2013
Collateral dependent impaired loan with specific valuation allowance and/or partial charge-off (2)	$379	Internal valuation of Accounts Receivable aging, net of credit loss estimate	Management assumption regarding collectability	$419
			Less estimated selling costs	(40)

Total—Collateral dependent impaired loans	$379		Net Valuation	$379

Other real estate owned	$3,112	Purchase and sale agreement (1)	Contract	$3,190
			Less estimated selling costs	(78)

			Net Valuation	$3,112

(1)	The Company has entered into a non-publicly disclosed purchase and sales agreement to sell this parcel of real estate to a private third party. The purchase price was a negotiated amount based on a number of both public and non-public economic factors.
(2)	The Company charged off $216,000 of the principal balance on this loan in the 3rd quarter of 2013.

Fair Value of Financial Asset and Liability Table

ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of September 30, 2013 and December 31, 2012. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The description of the valuation methodologies used for assets and liabilities measured at fair value and for estimating fair value for financial instruments not recorded at fair value has been described above.

The table below presents the carrying amounts and fair values of financial instruments as of the dates indicated (dollars in thousands):

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Financial Assets
Investment securities available-for-sale	$102,779	$102,779	$0	$102,779	$0
Loans, net	899,604	902,938	0	0	902,938
Financial Liabilities
Certificates of deposit	67,426	67,547	0	67,547	0
Securities sold under agreements to repurchase	16,043	16,043	0	16,043	0
Subordinated debentures	9,339	12,372	0	0	12,372
Interest rate swap contracts	4,375	4,375	0	4,375	0
December 31, 2012
Financial Assets
Investment securities available-for-sale	$118,153	$118,153	$0	$115,243	$2,910
Loans, net	846,082	848,146	0	0	848,146
Financial Liabilities
Certificates of deposit	81,336	81,648	0	81,648	0
Securities sold under agreements to repurchase	22,857	22,857	0	22,857	0
Subordinated debentures	9,169	12,372	0	0	12,372
Interest rate swap contracts	6,038	6,038	0	6,038	0

Note 14—Derivative Financial Instruments

The Company acquired interest rate swap contracts (“swaps”) on July 31, 2012 as a result of the merger with PC Bancorp. The Company has incorporated these instruments into its asset liability program when monitoring its interest rate risk position. All of the interest rate swap contracts are with the same counterparty bank.

At September 30, 2013, the Company had twenty three pay-fixed, receive-variable interest rate contracts that were designed to convert fixed rate loans into variable rate loans. In addition, the Company had one pay-fixed, receive-variable interest rate swap contract at the holding company that was settled during the first quarter of 2013. Twenty one of the twenty three swap contracts are designated as interest rate hedges at September 30, 2013. The interest rate swap contracts function as economic hedges of the associated fixed rate loans. The outstanding swaps have maturities of up to 10 years.

Balance Sheet Classification of Derivative Financial Instruments

The notional amount and the location of the fair values of the asset and liability of the Company’s derivative instruments as of September 30, 2013 and December 31, 2012, are presented in the tables below (dollars in thousands):

	Liability Derivatives
	September 30, 2013	December 31, 2012
Fair Value Hedges
Interest rate contacts notional amount	$32,191	$35,990
Derivatives not designated as hedging instruments:
Interest rate swap contracts fair value	$802	$1,114
Derivatives designated as hedging instruments:
Interest rate swap contracts fair value	3,573	4,924

Total interest rate contracts fair value	$4,375	$6,038

Balance sheet location	Accrued Interest Payable and Other Liabilities	Accrued Interest Payable and Other Liabilities

The Effect of Derivative Instruments on the Consolidated Statements of Income

The following table summarizes the effect of derivative financial instruments on the consolidated statements of income for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Derivatives not designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$94	$252	$311	$252
Payments (paid) on interest rate swap contracts on loans	(139)	(277)	(296)	(277)

Net increase (decrease) in other non-interest income	(45)	(25)	15	(25)

Interest rate swap contracts – subordinated debenture
Increase in fair value of interest rate swap contracts	0	0	70	0
Payments (paid) on interest rate swap contracts on subordinated debentures	0	(24)	(70)	(24)

Net (decrease) in other non-interest income	0	(24)	0	(24)

Total net increase (decrease) in other non-interest income	$(45)	$(44)	$15	$(44)

Derivatives designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$156	$0	$1,352	$0
Increase (decrease) in fair value of hedged loans	136	0	(454)	0
Payment (paid) on interest rate swap contracts on loans	(328)	0	(961)	0

Net (decrease) in interest income on loans	$(36)	$0	$(63)	$0

The total amount of interest paid on all interest rate swap contracts by the Company for the three and nine months ended September 30, 2013 was $467,000 and $1.3 million, respectively. The total change for the three and nine months ended September 30, 2013 in the fair value of the interest rate swap contracts was a decrease in the fair value liability balance of $250,000 and $1.7 million, respectively. The decline in the fair value of the interest rate swap contracts, (the recorded liability balance) for the nine months ended September 30, 2013 was the result of the decrease in the estimated net future cash flow payments expected to be made by the Company through the maturity date of the swap contracts. The decline in the estimated net cash flow payments was the result of a nine month decline in the remaining maturity on the swaps, and an increase in the LIBOR futures swap rates used in the cash flow calculations. Since the Company receives variable rate payments on the swap contracts, increases in the LIBOR futures swap rates reduces the net cash flow payments and liability balance of the swap contracts. The decline in the fair value of the swap liability for the three months ended September 30, 2013 was primarily a result of a three month decline in the remaining maturity on the swap contracts, with little change in the LIBOR futures swap rates between June 30, 2013 and September 30, 2013.

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

Under the interest rate swap contracts, the Company is required to pledge and maintain collateral for the credit support under these agreements. At September 30, 2013, the Company had a total of $4.6 million in pledged collateral with the interest rate swap counterparty bank. This included $4.3 million in a certificate of deposit and $301,000 in due from bank balances.

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

A number of factors, many of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include: (1) changes in general economic, political, or industry conditions and the related credit and market conditions and the impact they have on the Company and its customers, including changes in consumer spending, borrowing and savings habits; (2) the impact on financial markets and the economy of the level of U.S. and European debt; (3) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System; (4) the pace of economic activity and recovery and the pace and growth or lack of growth in employment levels; (5) the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations to be promulgated by supervisory and oversight agencies implementing the new legislation, taking into account that the precise timing, extent and nature of such rules and regulations and the impact on the Company is uncertain; (6) the impact of revised capital requirements under Basel III; (7) significant changes in applicable laws and regulations, including those concerning taxes, banking and securities; (8) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense; (9) changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources; (10) the Company’s ability to attract new employees and retain and motivate existing employees; (11) increased competition in the Company’s markets and our ability to increase market share and control expenses; (12) changes in the financial performance and/or condition of the Company’s customers, or changes in the performance or creditworthiness of our customers’ suppliers or other counterparties, which could lead to decreased loan utilization rates, increased delinquencies, or defaults and could negatively affect our customers’ ability to meet certain credit obligations; (13) a substantial and permanent loss of client accounts; (14) soundness of other financial institutions which could adversely affect the Company; (15) protracted labor disputes in the Company’s markets; (16) the impact of natural disasters, terrorist activities or international hostilities on the operations of our business or the value of collateral; (17) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies; (18) the impact of cyber security attacks or other disruptions to the Company’s information systems and any resulting compromise of data or disruptions in service; and (19) the success of the Company at managing the risks involved in the foregoing.

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

Tax Legislation

The State of California recently enacted legislation that significantly modifies and eliminates most of the tax deduction and tax credits that could be utilized by companies operating in California Enterprise Zones. Under the recently enacted legislation, the net interest income deductions on loans made by financial institutions to borrowers that operate in a qualified California Enterprise Zone will be eliminated as a tax deduction for California income taxes effective January 1, 2014. In addition, the hiring tax credits related to the hiring of qualified employees in California Enterprise Zones is also eliminated. The Company has taken advantage of these deduction and tax credits in 2012 and 2013.

The Company’s current effective combined federal and state tax rate for the nine months ending September 30, 2013 was 37.2%. The Company’s combined federal and state effective tax rate for the nine months ending September 30, 2013 would have been approximately 38.6% or 1.4% or $147,000 higher with no Enterprise Zone net interest deduction for the nine months of 2013.

The Company received a tax credit of $215,000 during the third quarter of 2013 for a “CRA” investment. The utilization of this tax credit during 2013 reduced the combined federal and state tax provision by approximately $142,000 or 1.3% of the combined tax rate for the nine months ended September 30, 2013. The Company’s effective tax rate without both the California Enterprise Zone net interest deduction and qualified investment tax credit for 2013 would have been approximately 39.9% for the nine months ending September 30, 2013.

The elimination of the net interest income deductions on loans within designated Enterprise Zones, within the State of California, and the elimination of new tax credits on the hiring on qualified employees that work in an Enterprise Zone by the Company, will increase the Company’s effective tax rate beginning in 2014.

Regulatory Capital

Final Basel III Capital Rule: On July 2, 2013, the Board of Governors of the Federal Reserve System (“Federal Reserve”) approved a final rule (the “Final Rule”) that revises the current capital rules for U.S. banking organizations including the capital rules for the Company. The Final Rule implements the regulatory capital reforms recommended by the Basel Committee on Banking Supervision from December 2010, commonly referred to as “Basel III,” as well as additional capital reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). Key reforms include increased requirements for both the quantity and quality of capital held by banks so that they are more capable of absorbing losses and withstanding periods of financial distress, and the establishment of alternative standards of creditworthiness in place of credit ratings. The Company and the Bank will be required to begin complying with the new capital rules on January 1, 2015 with the transition period for the capital conservation capital buffers (discussed below) on January 1, 2016.

☐	Increased Capital Requirements. Consistent with Basel III and the earlier proposals (the “Proposals”), the Final Rule requires banking organizations to maintain the following minimum risk-based capital ratios, when fully-phased in: (i) a new ratio of common equity Tier 1 capital to risk-weighted assets (common equity Tier 1 capital ratio) of 4.5%; (ii) a ratio of Tier 1 capital to risk-weighted assets (Tier 1 capital ratio) of 6%, increased from 4%; and (iii) a ratio of total capital to risk-weighted assets (total capital ratio) of 8%. The Final Rule also imposes a new leverage ratio of Tier 1 capital to average total consolidated assets of 4% which will apply to the Company.

☐	Capital Buffer Requirement. In addition to the minimum risk-based capital ratios, the Final Rule establishes a capital conservation buffer applicable to all banking organizations that consists of common equity Tier 1 capital equal to at least 2.5% of risk-weighted assets when fully phased in. The phase-in period for the capital conservation capital buffers for all banking organizations will begin on January 1, 2016. The common equity Tier 1 capital conservation buffer for 2016 will be 0.625%, increasing to 1.25% in 2017, increasing to 1.875% in 2018 and increasing to 2.5% in 2019. The minimum common equity Tier 1 capital ratio plus the capital conservation buffer will be 4.5% in 2015, 5.125% in 2016, 5.75% in 2017, 6.375% in 2018 and 7.0% in 2019.

☐	Capital Definitions. The Final Rule revises the definition of capital with an emphasis on the inclusion of common equity Tier 1 capital and establishes strict eligibility criteria for regulatory capital instruments. Deductions from, and adjustments to, capital are generally stricter than under the current capital rules, including with respect to goodwill and other intangibles, mortgage servicing assets, deferred tax assets, and non-significant investments in the capital of unconsolidated financial institutions. The new definitions of regulatory capital and capital ratios are incorporated into the agencies’ prompt corrective action (PCA) framework. In addition, the Final Rule amends the agencies’ current capital rules to improve the methodology for calculating risk-weighted assets to increase risk sensitivity.

☐	Regulatory Capital Treatment of AOCI. Accumulated Other Comprehensive Income (“AOCI”) generally includes the net accumulated unrealized gains and losses on certain assets and liabilities, such as investment securities classified as available-for-sale, that have not been included in net income, yet are included within equity capital under U.S. generally accepted accounting principles. Under the agencies’ current general risk-based capital rules, most components of AOCI are not reflected in a banking organization’s regulatory capital. The Final Rule permits a non-advanced approaches banking organization such as the Company to make a one-time election to “opt out” of including most elements of AOCI in regulatory capital and instead effectively use the existing treatment under the general risk-based capital rules. The AOCI opt-out election must be made in a bank’s first call report or a company’s first FR Y-9 series report, as applicable, that is filed after the banking organization becomes subject to the Final Rule, after January 1, 2015.

☐	Grandfathering of Certain Trust Preferred Securities. The Final Rule permanently grandfathers non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the Tier 1 capital of banking organizations with total consolidated assets less than $15 billion as of December 31, 2009 such as the Company. As a result the Company’s trust preferred securities will continue to be included in Tier 1 capital.

☐	Additional Deductions from Capital. Banking organizations will continued to be required to deduct goodwill and certain other intangible assets, from Common Equity Tier I Capital. Under the new rule, Mortgage Servicing Assets “MSAs” and Deferred Tax Assets “DTAs” are subject to stricter limitations than those applicable under the current general capital rules. DTAs arising from temporary differences and MSAs are each subject to an individual limit of 10 percent of common equity Tier 1 capital elements and are subject to an aggregate limit of 15 percent of common equity Tier 1 capital elements. The amount of these items in excess of the 10 and 15 percent thresholds are to be deducted from common equity Tier 1 capital. Amounts of DTAs and MSAs that are not deducted due to the threshold limits must be assigned to the 250 percent risk weight.

☐	Changes in Risk-Weightings. The Final Rules have adopted similar risk weighting for residential mortgage loans as existing under the current general risk-based capital rules. The risk weights for residential mortgage loans under the existing general risk-based capital rules, assign a risk weight of either 50 percent (for most first-lien exposures) that are not past due, reported as non-accrual or restructured, or 100 percent for other residential mortgage exposures. These same risk weights are incorporated into the new Final Rules. Most commercial loans would continue to be risk-weighted at 100 percent; “high volatility” commercial real estate loans would be risk-weighted at 150 percent. Changes are also being made in risk weighting of certain past-due credits, requiring a 150 percent risk weighting for those not collateralized or guaranteed.

These new capital standard rules are to become effective in stages for smaller, less complex banking organizations beginning on January 1, 2015 and being phased in through 2019. Requirements to maintain higher levels of capital and or to maintain higher levels of liquid assets may adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends and require the raising of additional capital.

As a result of the recently adopted final Basel III capital rules, which will become effective for us commencing in 2015, the Company’s management and Board of Directors will continue to assess the adequacy and components of our capital to ensure that we meet all required regulatory standards.

The new capital rules described above incorporate selected changes to the Basel III provision contained in the Company’s December 31, 2012 Form 10K, Part I, Item 1 – Business – Bank Regulation – Basel Capital and Liquidity Initiatives.

Capital

As of September 30, 2013, the Company’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio were 9.80%, 11.54% and 12.47%, respectively As of September 30, 2013, the Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio were 9.27%, 10.91% and 11.85%, respectively. This compares with the Company’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio at September 30, 2012 of 10.01%, 11.43% and 12.24% respectively, and the Bank’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio, and Total risk-based capital ratio at September 30, 2012 of 9.30%, 10.64% and 11.45%, respectively. These ratios placed CU Bancorp and the Bank in the “well-capitalized” category as defined by federal regulations, which currently require corresponding capital ratios of 5%, 6% and 10%, respectively, to qualify for that designation.

Corporate Governance

The following are some of the key corporate governance practices at both the Company and the Bank, which are oriented to ensure that there are no conflicts of interest and that the Company operates in the best interests of shareholders:

•	Eight of the Company’s and Bank’s eleven directors at September 30, 2013 are independent outside directors.

•	None of the Company’s senior officers and directors have received loans from the Bank.

•	There are no loans by the Bank to outside companies controlled by, or affiliated with officers or directors.

•	The Company’s Board of Directors has Audit and Risk, and Compensation, Nomination and Governance committees comprised solely of independent outside directors.

Number of Employees

The number of active full-time equivalent employees increased from 167 at December 31, 2012 to 174 at September 30, 2013.

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

We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessment, are as follows:

Allowance for Loan Loss

We maintain an allowance for loan loss to provide for probable losses in the loan portfolio. Additions to the allowance are made by charges to operating expense in the form of a provision for loan losses. All loans or portions thereof that are judged to be uncollectible will be charged against the allowance while any recoveries would be credited to the allowance. We have instituted loan policies to adequately evaluate and analyze risk factors associated with our loan portfolio and to enable us to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance. We conduct an evaluation of the loan portfolio on a quarterly basis. This evaluation includes an assessment of the following factors: the results of any current internal and external loan reviews including any regulatory examination, historical loan loss experience, estimated probable loss exposure on substandard credits, concentrations of credit, value of collateral and any known impairment in the borrowers’ ability to repay and present economic conditions.

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

For a detailed analysis of the business combinations accounting related to either PC Bancorp or California Oaks State Bank (“COSB”), see the Company’s December 31, 2012 Form 10K, Footnote 2 – Business Combinations.

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

RESULTS OF OPERATIONS

The following table presents condensed statements of income and related performance data for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amounts		Increase (Decrease)		Amounts		Increase (Decrease)
	2013	2012	$	%	2013	2012	$	%
Interest Income	$12,822	$10,400	$2,422	23.3%	$38,005	$25,039	$12,966	51.8%
Interest Expense	516	626	(110)	(17.6)%	1,581	1,101	480	43.6%

Net Interest Income	12,306	9,774	2,532	25.9%	36,424	23,938	12,486	52.2%
Provision for loan losses	631	521	110	21.1%	1,918	901	1,017	112.9%
Gain on sale of securities	—	—	—	—%	5	—	5	100.0%
Gain on sale of SBA loans	263	—	263	100.0%	673	—	673	100.0%
Other non-interest income	1,208	1,185	23	1.9%	3,909	2,559	1,350	52.8%
Non-interest expense	9,430	11,823	(2,393)	(20.2)%	28,020	24,998	3,022	12.1%
Provision (Benefit) for income taxes	1,239	(453)	1,692	(373.5)%	4,120	499	3,621	725.7%

Net Income (Loss)	2,477	$(932)	$3,409	(365.8)%	$6,953	$99	$6,854	6922.8%

Earnings (Loss) per share
Basic	$0.24	$(0.10)	$0.34	(340.0)%	$0.66	$0.01	$0.65	6500.0%
Diluted	$0.23	$(0.10)	$0.33	328.0%	$0.65	$0.01	$0.64	6400.0%
Return on average equity	7.47%	(3.39)%	10.31	363.0%	7.17%	0.15%	7.02%	4680.0%
Return on average assets	0.74%	(0.32)%	1.05	338.7%	0.72%	0.01%	0.71%	7100.0%
Net interest rate spread	3.77%	3.34%	0.43	12.9%	3.88%	3.34%	0.54%	16.1%
Net interest margin	3.95%	3.57%	0.38	10.6%	4.07%	3.53%	0.54%	15.3%
Efficiency ratio (1)	68.45%	107.59%	(39.14)%	(36.38)%	68.33%	94.02%	(25.69)%	(27.3)%

(1)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income, gain on sale of SBA loans, and other non-interest income.

Operations Performance Summary

Three Months Ended September 30, 2013 and 2012

The Company reported net income of $2.5 million (or earnings per share of $0.24 and $0.23 on a basic and diluted basis, respectively) for the three months ended September 30, 2013, compared to a net loss of $932,000 (or loss per share of ($0.10) and ($0.10) on a basic and diluted basis, respectively) for the corresponding period in 2012. This represents a $3.4 million increase between the two periods. The following describes the changes in the major components of the Company’s net income for the three months ended September 30, 2013 compared to the comparable period in 2012.

Net interest income increased by $2.5 million to $12.3 million, a 25.9% increase for the quarter ended September 30, 2013, compared to the third quarter of 2012, due to both the acquisition of PC Bancorp, in addition to the organic growth within the loan portfolio. Interest income increased by $2.4 million coupled with a decrease in interest expense of $110,000. Interest income increased between the two periods primarily due to an increase in interest income on loans of $2.6 million. These increases were partially offset by a decrease of $179,000 in interest income on investment securities, and a decrease of $31,000 from interest earned on deposits in other financial institutions. Interest expense decreased between these periods primarily as a result of a reduction on the rate paid on of interest bearing deposit products acquired from the PC Bancorp acquisition during both 2012 and 2013.

The increase in interest income of $2.4 million to $12.8 million for the quarter ending September 30, 2013, compared to the comparable period in 2012 is primarily the result of an increase in average interest earning assets of $147 million. While the overall yield on interest-earning assets increased by 32 basis points, this increase was a result of the composition change in the mix of interest earning assets. Loans increased from 62.5% of the total interest earning assets for the 3rd quarter of 2012 to 71.9% for the third quarter of 2013, a change of 9.4% in the composition. The actual changes in the yields on loans and investment securities both declined between the third quarter of 2012 and 2013 and resulted in a decrease of $431,000 in interest income for the quarter. The increase in average interest earning assets increased interest income by $2.9 million, and while the overall yield of interest-earning assets increased by 32 basis points, actual interest income declined by $431,000 for the third quarter of 2013 compared to 2012. All of the increase in interest income for the third quarter of 2013 compared to the third quarter of 2012 was derived from the Company’s loan portfolio.

Loan interest income for the quarter ending September 30, 2013, increased by $2.6 million, or 28%, to $12.2 million compared to the quarter ending September 30, 2012. This increase was attributable to both organic loan growth, as well as to loans acquired as part of the PC Bancorp acquisition. The Company’s overall growth in the average outstanding loans during the third quarter of 2013 compared to 2012 was $207 million and a slight decrease in the loan yield of 14 basis points. The Company acquired $278 million in loans on July 31, 2012 as part of the acquisition. The increase in average loan balances added $2.9 million to loan interest income, as average loan balances increased by $207 million, or 30% between the two periods. For the quarter ended September 30, 2013, the Company’s average quarterly loan portfolio was $888 million, and for the quarter ended September 30, 2012 the average quarterly loan portfolio was $681 million. During the third quarter of 2013, loan interest income was positively impacted by $1.3 million related to the amortization of the fair value adjustments related to loans acquired from both the COSB and PC Bancorp acquisitions. Included in this amortization was approximately $735,000 in amortization of fair value discounts earned on early loan payoffs of acquired loans. The amortization of the fair value adjustments related to the acquired loans of $1.3 million positively impacted the overall quarterly loan yield by 58 basis points, with the $735,000 in amortization of the fair value adjustments on early loan payoffs positively impacting the third quarter 2013 loan yield by 33 basis points, and net interest margin by 24 basis points. In addition, during the third quarter of 2013, the Company reversed $167 thousand of interest income related to a loan that was placed on non-accrual during the quarter. The reversal of this interest income had a negative impact of 5 basis points on the Company’s net interest margin in the third quarter of 2013. The yield on loans in the third quarter of 2013 was also negatively impacted by new loan originations in the low 4% coupon range, coupled with higher rate loans paying off during the quarter.

Interest income on investment securities declined by $179,000 to $441,000; a 29% decrease for the three months ended September 30, 2013 compared to the same period in 2012. The overall decline in investment securities income was attributable to a decline in the overall yields between the two periods, and by a slight decrease in the average balances. The investment securities yield declined from 2.10% to 1.65%, a decrease of 45 basis points, which resulted in a decrease of $121,000 in interest income. The decrease in the average outstanding balance of $11 million decreased interest income by approximately $58,000 in the third quarter of 2013 compared to 2012. The decline in the overall yield between the third quarter of 2013 and the same period in 2012 was the result of the loss of higher yielding securities, due to the runoff of principal balances on the higher yielding mortgage backed securities portfolio and the sale of the private issue CMO’s. The reinvestments of funds in new securities between these periods were at substantially lower rates than the yield on securities that were running off between these periods. Also impacting the investment securities yield was the acquisition of the $44.4 million of securities on July 31, 2012 from the PC Bancorp acquisition. The overall yield of the PC Bancorp securities was approximately 1.78% at July 31, 2012, after the fair value adjustment, which negatively impacted the overall yields between periods.

Interest income on interest bearing deposits in other financial institutions decreased by $31,000, or 15%, to $178,000 for the third quarter of 2013 compared to the third quarter of 2012. The decrease in interest income was attributable to the decrease of $49 million or 17% in average balances from the third quarter of 2012 to 2013. The average balance during the third quarter of 2013 was $241 million compared to $290 million in 2012. The overall yield for the third quarter of 2013 was 0.29% and was 0.28% for the third quarter of 2012. The decrease in the average balances attributed to most of the decline in the interest income on these short term investments. The decrease in the balances between these periods was the result of the Company deploying more of its funding sources into loans.

Interest expense on interest bearing deposit accounts decreased by $99,000, or 21%, to $367,000 for the third quarter of 2013 compared to the third quarter of 2012. The decrease in interest expense on deposits was primarily attributable to the decrease in the rate paid on deposits between these periods, slightly offset by an increase in the average balances. The overall rate decreased from 0.37% in the third quarter of 2012 to 0.26% in the third quarter of 2013, a decrease of 11 basis points, which resulted in a decrease in interest expense of $126,000. Offsetting this decrease was an increase in deposit interest expense associated with an increase in the average balances of interest earning deposits between the quarters. Total average interest bearing deposits increased by $48 million or 9%, to $552 million between these two quarters. The increase in the average balances increased interest expense on deposits by $27,000. The increase in average interest bearing deposits was attributable to the organic growth in deposits, as well as the acquisition of $254 million from the PC Bancorp acquisition on July 31, 2012.

Interest expense on borrowings decreased by $11,000 for the third quarter of 2013 compared to the third quarter of 2012, to a total of $149,000. The decrease is primarily attributable to the lower rate paid on one of the subordinated debentures in 2013. For the third quarter of 2013 the Company had three months of subordinated debenture interest versus two months of interest in the third quarter of 2012, the additional interest in 2013 related to the additional month was more than offset by the repricing of the remaining fixed rate debenture to floating rate at the end of 2012. The net decrease in interest expense associated with the subordinated debentures was $10,000.

The Company recorded a provision for loan losses of $631,000 during the third quarter of 2013, compared to a provision for loan losses of $521,000 for the third quarter of 2012. The provision for the third quarter of 2013 was deemed necessary due to an overall increase of approximately $41 million in the Company’s organic loan balances from $627 million at June 30, 2013 to $668 million at September 30, 2013. The Company has an allowance for loan loss of 1.50% of the outstanding loans that are accounted for at historical cost, which excludes loans that were accounted for at fair value from both the COSB and PC Bancorp acquisitions. During the third quarter of 2013, the Company recorded $786,000 of loan charge-offs and recorded loan recoveries of $781,000, for net charge-offs of $5,000.

Non-interest income increased by $286,000, to $1.5 million for the third quarter ended September 30, 2013, as compared to the third quarter of 2012. Increases include the following: an increase of $41,000 in SBA loan servicing income, an increase of $263,000 from the gain on sale of SBA loans, an increase of $129,000 in bank owned life insurance income, an increase of $44,000 in deposit account service charges resulting from growth in the number and balances of the Company’s deposit accounts from both the PC Bancorp acquisition and organic deposit growth, partially offset by a decrease of $51,000 in other non-interest loan income.

Non-interest expense decreased by $2.4 million or 20%, to $9.4 million, during the three months ended September 30, 2013, compared to the third quarter of 2012. See the “Non-Interest Expense Table” following this section for a detail listing of current year expenses, their dollar change and percent change compared to the comparable period of the prior year. The decrease between the third quarter of 2013 and 2012 was primarily attributable to the merger and acquisition cost of $2.5 million related to the acquisition of PC Bancorp. The company incurred merger related legal fees, investment banking fees and other direct cost associated with the PC Bancorp merger of $2.5 million in the third quarter of 2012. In addition, the Company recorded decreases in the following: salaries and employee benefits of $47,000 or 1%, stock compensation costs of $31,000 or 11%, data processing costs of $37,000 or 8%, FDIC deposit assessments of $13,000 or 6%, and office service expense of $100,000 or 28%. These decreases in cost were partially offset by the following increases: occupancy cost increase of $100,000 or 10%, legal and professional of $40,000 or 8%, and other operating expense of $195,000 or 20%. The increase in other operating expense reflects an increase of $32,000 in customer service expense, an increase of $7,000 in the amortization of core deposit intangible assets, an increase of $42,000 in director fees, and an increase of $54,000 in software amortization, an increase of $14,000 in advertising and marketing, an increase of $18,000 in loan origination costs. The decrease of $47,000 in salaries and employee benefits during the third quarter ended September 30, 2013, compared to the same quarter of 2012, reflects additional salary compensation paid in the third quarter of 2012 related to the PC Bancorp acquisition. The increase in occupancy costs during the third quarter of 2013 was due to the addition of the two PC Bancorp administrative and branch offices acquired from the merger and with three months of cost in the third quarter of 2013 and with two months of cost in the third quarter of 2012. The increase in legal and professional costs was related to higher audit costs and higher consulting fees related directly to two former PC Bancorp executives providing services to the Company beginning in August of 2012. Legal fees in the third quarter of 2012 included the cost of defending a lawsuit from the PC Bancorp acquisition that has now been settled. Most of the cost increases are a direct result of the increased size of the Company after the merger with PC Bancorp, with more deposit and loan customers, and the ongoing cost associated with a holding company.

The provision for income tax expense for the third quarter ended September 30, 2013 was $1.2 million, which represents an effective tax rate of approximately 33.3%, compared to an income tax benefit of $453,000 or an effective tax rate of approximately 32.7% for the third quarter of 2012. The Company’s statutory tax rate is approximately 41.0%. The effective tax rate for the third quarter ending September 30, 2013 is lower than the statutory rate primarily due to income that is excluded for taxes which includes net interest income on loans within the State of California designated Enterprise Zone areas for state income taxes and bank owned life insurance income, that is included in non-interest income. In addition, the Company invested $1.1 million in Community Redevelopment Act “CRA” 60 month term, 0% interest rate deposits, that made the Company eligible for a $215,000 Qualified Investment Tax Credit, which was received in the third quarter of 2013. The lower effective benefit tax rate for the third quarter of 2012 was impacted by certain operating costs that are not tax deductible such as certain merger costs, business entertainment expenses and membership dues. Non-deductible entertainment expense for the third quarter of 2013 compared to 2012 was $65,000 and $48,000, respectively. There was no non-deductible merger cost for the third quarter of 2013. For the quarter ended September 30, 2012, the most significant non-deductible costs included merger, legal, accounting and other costs of $184,000 and a portion of merger investment banking fees of $233,000.

The State of California recently enacted legislation that becomes effective January 1, 2014 that will eliminate the net interest income deductions on loans within designated Enterprise Zones, within the State of California. The elimination of the net interest deduction is projected to increase the Company’s effective tax rates beginning in 2014. See Recent Developments, Tax Legislation, for the impact that this legislation will have on the Company.

Average Balances, Interest Income and Expense, Yields and Rates

Three Months Ended September 30, 2013 and 2012

The following table presents the Company’s average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yield/rate for the periods presented. All average balances are daily average balances (dollars in thousands).

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (5)	Average Balance (6)	Interest Income/ Expense	Average Yield/ Rate (5)
Interest-Earning Assets:
Loans (1)	$888,024	$12,203	5.45%	$680,545	$9,571	5.59%
Deposits in other financial institutions	241,088	178	0.29%	290,594	209	0.28%
Investment Securities (2)	106,744	441	1.65%	118,015	620	2.10%

Total interest-earning assets	1,235,856	12,822	4.12%	1,089,154	10,400	3.80%

Non-interest-earning assets	90,347			70,441

Total assets	$1,326,203			$1,159,595

Interest-Bearing Liabilities:
Interest bearing transaction accounts	$125,991	57	0.18%	$92,324	45	0.19%
Money market and savings deposits	370,725	263	0.28%	334,186	338	0.40%
Certificates of deposit	55,556	47	0.34%	77,943	83	0.42%

Total interest bearing deposits	552,272	367	0.26%	504,453	466	0.37%

Subordinated debentures	9,312	126	5.29%	6,080	136	8.75%
Securities sold under agreements to repurchase	28,202	23	0.32%	25,151	24	0.38%

Total borrowings	37,514	149	1.58%	31,231	160	2.04%

Total interest bearing liabilities	589,786	516	0.35%	535,684	626	0.46%

Non-interest bearing demand deposits	593,252			504,315

Total funding sources	1,183,038			1,039,999

Non-interest-bearing liabilities	11,523			9,602
Shareholders’ equity	131,642			109,994

Total liabilities and shareholders’ equity	$1,326,203			$1,159,595

Excess of interest-earning assets over funding sources	$52,818			$49,155
Net interest income		$12,306			$9,774
Net interest rate spread (3)			3.77%			3.34%
Net interest margin (4)			3.95%			3.57%

(1)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(2)	Average balances of investment securities are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(3)	Net interest rate spread represents the yield earned on average total interest-earning assets less the rate paid on average total interest-bearing liabilities.
(4)	Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(5)	Annualized
(6)	The average balances for non-interest earnings assets and shareholders equity for 2012 were adjusted from what was reported in the 2012 10Q filed, due to average balances on the consolidated elimination entries not appropriately being eliminated. The 2012 rate on subordinated debentures was also adjusted.

The following table reflects the composition of the net deferred loan fees, costs and fair value discounts at September 30, 2013 (dollars in thousands):

September 30, 2013
Accreting discount	$9,064
Non accreting loan discount	2,731

Acquired loans remaining discount	11,795
Organic loans net deferred fees	1,837

Total	$13,632

Net Changes in Average Balances, Composition, Yields and Rates

Three Months Ended September 30, 2013 and 2012

The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance and the percentage change in the average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Three Months Ended September 30,
	2013			2012			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Loans	$888,024	71.9%	5.45%	$680,545	62.5%	5.59%	$207,479	9.4%	(0.14)%
Deposits in other financial institutions	241,088	19.5%	0.29%	290,594	26.7%	0.28%	(49,506)	(7.2)%	0.01%
Investment Securities	106,744	8.6%	1.65%	118,015	10.8%	2.10%	(11,271)	(2.2)%	(0.45)%

Total interest-earning assets	$1,235,856	100.0%	4.12%	$1,089,154	100.0%	3.80%	$146,502	0.0%	0.32%

Interest-Bearing Liabilities:
Non-interest bearing demand deposits	$593,252	50.1%		$504,315	48.5%		$88,937	1.7%
Interest bearing transaction accounts	125,991	10.6%	0.18%	92,324	8.9%	0.19%	33,667	1.8%	(0.01)%
Money market and savings deposits	370,725	31.3%	0.28%	334,186	32.1%	0.40%	36,539	(0.8)%	(0.12)%
Certificates of deposit	55,556	4.7%	0.34%	77,943	7.5%	0.42%	(22,387)	(2.8)%	(0.08)%

Total deposits	1,145,524	96.8%	0.13%	1,008,768	97.0%	0.18%	136,756	(0.2)%	(0.05)%

Subordinated debentures	9,312	0.8%	5.29%	6,080	0.6%	8.90%	3,232	0.2%	(3.46)%
Securities sold under agreements to repurchase	28,202	2.4%	0.32%	25,151	2.4%	0.38%	3,051	0.0%	(0.06)%

Total Borrowings	37,514	3.2%	1.58%	31,231	3.0%	2.04%	6,283	0.2%	(0.46)%

Total funding sources	$1,183,038	100.0%	0.17%	$1,039,999	100.0%	0.24%	$143,039	0.0%	(0.07)%

Volume and Rate Variance Analysis of Net Interest Income

Three Months Ended September 30, 2013 and 2012

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

	Three Months Ended September 30, 2013 vs. 2012
	Increase Volume	(Decrease) Rate	Due To Total
Interest Income:
Loans	$2,948	$(316)	$2,632
Deposits in other financial institutions	(38)	7	(31)
Investment securities	(58)	(121)	(179)

Total interest income	2,853	(431)	2,422

Interest Expense:
Interest bearing transaction accounts	15	(3)	12
Money market and savings deposits	37	(112)	(75)
Certificates of deposit	(25)	(11)	(36)

Total deposits	27	(126)	(99)

Subordinated debentures	71	(81)	(10)
Securities sold under agreements to repurchase	3	(4)	(1)

Total Borrowings	74	(85)	(11)

Total interest expense	102	(212)	(110)

Net Interest Income	$2,751	$(219)	$2,532

Operations Performance Summary

Nine Months Ended September 30, 2013 and 2012

Net income was $7.0 million (or $0.66 and $0.65 per common share on a basic and diluted basis, respectively) for the nine months ended September 30, 2013, compared to net income of $99,000 (or $0.01 per common share on a basic and diluted basis) for the corresponding period in 2012. This represents a $6.9 million increase for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The following describes the changes in the major components of the Company’s net income for the nine months ended September 30, 2013 compared to the same period in 2012.

Net interest income increased by $12.5 million to $36.4 million, a 52% increase for the nine months ended September 30, 2013, compared to the same period in 2012, primarily due to both the acquisition of PC Bancorp and the growth of the Company’s organic loan portfolio, with an increase in interest income of $13.0 million partially offset by an increase in interest expense by $480,000. Interest income increased between the two periods primarily due to an increase in interest income on loans of $13.5 million. These increases were partially offset by a decrease of $407,000 in interest income on investment securities, and a decrease of $99,000 from interest earned on deposits in other financial institutions. Interest expense increased between these periods primarily as a result of the interest bearing deposits and borrowings acquired in the PC Bancorp acquisition.

The increase in interest income of $13.0 million to $38.0 million is primarily the result of higher average balances in the interest-earning assets categories for the nine months ending September 30, 2013, compared to the same period of 2012, as a result of both the acquisition of loans from the PC Bancorp merger and internal organic loan growth. Average interest earning assets increased by $291 million or 32% between these periods, due to both the PC Bancorp acquisition and organic loan growth. The increase in interest earning assets resulted in an increase to interest income of $13.8 million. The overall yield on interest earning assets increased from 3.69% for the nine months ended September 30, 2012 to 4.24% for the comparable period in 2013. While the overall yield on interest-earning assets increased by 55 basis points, this increase was a result of the composition change in the mix of interest earning assets. Loans, the highest yielding segment of the Company’s earning assets increased from 59.2% of the total interest earning assets for the 3rd quarter of 2012 to 72.4% for the third quarter of 2013, a change of 13.2% in the composition. The yields on loans and investment securities both declined between the third quarter of 2012 and 2013 and resulted in a decrease of $784,000 in interest income for the quarter

Loan interest income for the nine months ending September 30, 2013 increased by $13.5 million, or 60% to $36.1 million, compared to the same period in 2012. This increase was attributable to an increase in the average outstanding loan balances of $330 million, which added $13.9 million to loan interest income, as average loan balances increased to $868 million, a 62% increase over 2012. A significant portion of this increase is attributable to the merger with PC Bancorp. At September 30, 2012, the Company’s loan portfolio was $795 million and by September 30, 2013 the loan portfolio had increased to $910 million, an increase of $115 million, or 14%. Offsetting the increase in interest income from the growth in loan balances was a decline in the yield earned on average loan balances of 6 basis points between the two periods, reducing loan interest income by $389,000. During the first nine months of 2013, loan interest income was positively impacted by $3.8 million related to the amortization of the fair value adjustments related to loans acquired from both the COSB and PC Bancorp acquisitions. Included in this amortization was approximately $1.7 in amortization of fair value discounts earned on early loan payoffs/large paydowns of acquired loans. The amortization of the fair value adjustments related to the acquired loans of $3.8 million positively impacted the overall nine month 2013 loan yield by 59 basis points, with the $1.7 million in amortization of the fair value adjustments on early loan payoffs/large paydowns positively impacting the nine month 2013 loan yield by 26 basis points during the nine months of 2013. This compares with the nine months of 2012, where loan interest income was positively impacted by $451,000 of discount earned as a result of the early payoff of two COSB loans. The Company’s loan yield for both the nine months ending September 30, 2013 and 2012, would have been lower had it not been for these transactions on early payoffs/large paydowns.

Interest income on investment securities declined by $407,000 to $1.4 million, a 22% decrease for the nine months ended September 30, 2013 compared to the same period in 2012. This decrease was primarily attributable to a significant decline in the overall yield in the Company’s securities portfolio. The yield on the Company’s investment securities declined from 2.21% for the first nine months of 2012 to 1.74% for the first nine months of 2013, a decline of 47 basis points, and reduced investment interest income by $379,000 for 2013 compared to 2012. Also impacting the decrease was the decline in the average balance in the investment securities portfolio, with a decrease of $2 million in the average balance of investment securities. The slight decrease in the average balance of the Company’s investment securities was the result of investment securities runoff exceeding the purchase of additional investment securities during 2013, this decline resulted in a decrease of $28,000 in interest income. The decline in the overall yield between the nine month period ending September 30, 2013 and the same period in 2012, was the result of the loss of higher yielding securities due to the runoff of principal balances on the higher yielding mortgage backed securities portfolio and the sale of the private issue CMO’s. The reinvestments of funds in new securities between these periods were at substantially lower rates than the yield on securities that were running off between these periods. Also impacting the investment securities yield was the addition of $44.4 million of securities on July 31, 2012 from the PC Bancorp acquisition. The overall yield of the PC Bancorp securities was approximately 1.78% at July 31, 2012, after the fair value adjustment, which negatively impacted the overall yields between periods.

Interest on interest bearing deposits in other financial institutions decreased by $99,000, to $495,000 a 17% decline for the nine months ended September 30, 2013, compared to the same period in 2012. This decline was due to a decrease of $38 million in the average balance and a decline in the yield of 1 basis point, from earning 0.30% for the nine months of 2012 to earning 0.29% for the same period in 2013. The decrease in the average balance of $38 million resulted in a decline of $83,000 in interest income, and the decline of 1 basis point resulted in a loss of $16,000 in interest income for the nine month period ending September 30, 2013 compared to the comparable period in 2012. The average balance decrease was the result of the Company using its liquidity during the first nine months of 2013. The decrease in the average balances maintained in these short term investments was the result of utilizing a portion of the excess liquidity that the Company had been building in preparation of the merger with PC Bancorp and reinvesting the funds into loans.

Interest expense on interest bearing deposit accounts increased by $247,000, or 28% to $1.1 million for the nine months ending September 30, 2013 compared to the same period of 2012. The increase in interest expense on deposits was attributable to an increase in the average deposit balances between these periods, partially offset by a slight decrease in the rate paid on deposits. Total average interest bearing deposits increased by $156 million to $544 million between these nine month periods, resulting in an increase in interest expense of $356,000. The overall rate paid on the Company’s interest bearing deposit liabilities decreased from 0.31% for the nine month period ending September 30, 2012 to 0.28% for the same period of 2013, a decrease of 3 basis points which resulted in a decrease of interest expense of $109,000. The overall growth in both the Company’s non-interest bearing deposits, as well as its interest bearing deposits, was the result of the PC Bancorp merger in addition to organic deposit growth, by the targeting of both new and existing business customers by the Company’s relationship managers. The Company experienced a $119 million increase in its nine month average non-interest bearing deposits between 2013 and 2012, with the increase attributable to both the PC Bancorp merger and organic deposit growth.

The provision for loan losses increased by $1.0 million, to a total of $1.9 million for the nine months ending September 30, 2013 compared to the same period of 2012. The provision increased the allowance for loan loss as a result of the organic loan growth in the Company’s loan portfolio during the nine month period ending September 30, 2013 in addition to replenishment of the allowance from the net charge-offs recorded by the Company of $683,000. The Company’s organic loans increased by approximately $89 million from $604 million at December 31, 2012 to $693 million at September 30, 2013. A portion of the current period’s provision was to rebuild the allowance for net charge offs recorded during the nine month period ending September 30, 2013. The Company recorded total charge offs of $1.5 million and recoveries of $840,000, for net charge offs of $683,000 for the nine months ending September 30, 2013. The Company has an allowance for loan loss for those loans that are accounted for at historical cost (this excludes loans that were accounted for at fair from both the PC Bancorp and COSB acquisitions) of approximately 1.50% of the outstanding loan balance.

Non-interest income increased by $2.0 million, to $4.6 million, for the nine months ended September 30, 2013 as compared to the same period of 2012. This increase was the result of the gain on sale of SBA loans in 2013 of $673,000 with no sales in 2012. The reduction of impairment losses on investment securities between these two periods, with no impairment losses recorded in 2013, compared to losses of $90,000 in 2012. An increase in deposit account service charge income by $252,000 resulted from growth in the number and balances of the Company’s deposit accounts from both the PC Bancorp acquisition as well as organic deposit growth. The increase in other non-interest income of $1.0 million was the result of the following: a one-time $250,000 insurance settlement related to a wire fraud in the fourth quarter of 2012, an increase of $211,000 in SBA loan servicing income, an increase in bank owned life insurance income of $368,000, an increase in other non-interest loan related fees of $148,000, an increase in dividend income of $164,000 and an increase in other charges and fees of $104,000. These increases were partially offset by a decrease in derivative income from the non-hedged swap contracts by $236,000. The reduction of the other-than-temporary impairment losses was the result of the sale of the private issue CMO securities in January of 2013. The gain on sale of investment securities of $5,000 in 2013 was from the sale of all of the Company’s private issue CMO securities in the first quarter of 2013. There were no sales of investment securities during the first nine months of 2012.

Non-interest expense increased by $3.0 million or 12%, to $28.0 million, during the nine months ended September 30, 2013, compared to the same period of 2012. See the “Non-Interest Expense Table” following this section for a detail listing of current year expenses, their dollar change and percent change compared to the comparable period of last year. The increase between the nine months ending September 30, 2013 and 2012 is primarily attributable to the acquisition of PC Bancorp in the third quarter of 2012. The following cost increases were experienced during 2013: Salaries and employee benefits increased by $3.7 million or 30%, to $16.3 million, occupancy costs increased by $632,000 or 25% to $3.2 million, data processing increased by $52,000 or 4%, to $1.4 million, legal and professional costs increased by $734,000 or 84% to $1.6 million, FDIC deposit assessments increased by $124,000 or 23% to $654,000, and other operating expenses increased by $885,000 or 37%. These increases were offset by a decline in merger related expenses of $2.8 million or 98% to $43,000, and OREO valuation write-downs and expenses declined by $232,000 or 73% to $88,000 and office services expense decreased by $50,000 or 6% to $786,000. The Company’s salaries and employee benefit cost increase of $3.7 million was primarily due to the increase in the number of full time employees as a result of the PC Bancorp merger and a larger servicing requirement. The average number of employees during the nine months of 2013 was approximately 170 and for the nine months of 2012 was approximately 144. In addition to an increase in the average number of employees during 2013, the Company recorded a number of commissions associated with SBA loan sales in 2013 with no SBA loan commissions for the nine months of 2012. In addition, the Company recorded higher bonus and incentive compensation of $2.2 million in the first nine months of 2013 compared to $1.0 million in the same period of 2012, an increase of $1.2 million, which was commensurate with the increase in staffing levels in 2013. The increase in occupancy costs during the third quarter of 2013 was due to the addition of the two PC Bancorp administrative and branch offices acquired from the merger. The primary increase in data processing expense is due to the increase in the number of customers that the Company is servicing with the cost associated with maintaining a larger number of accounts that have resulted from the PC Bancorp merger. The change in the merger related expenses between 2013 and 2012 reflects the merger with PC Bancorp in 2012, with only a small amount of residual cost of the PC Bancorp merger incurred in 2013. The decline in the OREO expense during 2013 was the result of the Company incurring a $232,000 valuation write-down on its one OREO property in the first quarter of 2012 and no associated write-downs in 2013. The increase in the FDIC deposit assessment is related to the acquisition of insurable deposits from the PC Bancorp acquisition, as well as growth in the Company’s organic deposit portfolio. The increase in legal and professional cost between 2013 and 2012 was related to higher legal fees, an increase in audit costs and higher consulting fees related directly to two former PC Bancorp executives providing services to the Company beginning in August of 2012. In addition, the increase in legal fees was also impacted by a lawsuit from the PC Bancorp acquisition. The increase in other operating expense of $885,000 consisted of the following: an increase of $99,000 in shareholder services, an increase of $105,000 in the amortization of core deposit intangible assets, an increase of $127,000 in director fees, a $40,000 legal settlement, an increase of $142,000 in software amortization, an increase of $66,000 in advertising and marketing, an increase of $79,000 in loan origination costs, an increase in loan collection cost of $114,000, an increase of $33,000 in investor relation costs. Most of the cost increases are a direct result of the increase in the size of the Company as a result of the merger with PC Bancorp, having higher staffing levels, more deposit and loan customers, and the cost associated with a holding company.

The provision for income tax expense for the nine months ended September 30, 2013 was $4.1 million which represents an effective tax rate of approximately 37.2%, compared to income tax expense of $499,000 or an effective tax rate of approximately 83.4% for the nine month period in 2012. The Company’s statutory tax rate is approximately 41.0%. The effective tax rate for the nine months ending September 30, 2013 is lower than the statutory rate primarily due to income that is excluded for taxes which includes net interest income on loans within the State of California designated Enterprise Zone areas for state income taxes and bank owned life insurance income, that is included in non-interest income. In addition, the Company invested $1.1 million in Community Redevelopment Act “CRA” 60 month term, 0% interest rate deposits, that made the Company eligible for a $215,000 Qualified Investment Tax Credit, which was received in the third quarter of 2013. The higher effective rate for the nine months of 2012 was impacted by certain operating costs that are not tax deductible such as certain merger costs, business entertainment expenses and membership dues. Non-deductible entertainment expense and club dues for the nine months ended September 30, 2013 compared to 2012 were $156,000 and $140,000, respectively. Non-deductible merger costs for the nine months ended September 30, 2013, compared to 2012 was $16,000 and $755,000, respectively. For the nine months ended September 30, 2012, the most significant non-deductible costs included merger, legal, accounting and other costs of $310,000, a portion of merger investment banking fees of $233,000 and other merger costs of $211,000.

The State of California recently enacted legislation that becomes effective January 1, 2014 that will eliminate the net interest income deductions on loans within designated Enterprise Zones, within the State of California. The elimination of the net interest deduction will result in an increase in Company’s effective tax rates beginning in 2014. See Recent Developments, Tax Legislation, for the impact that this legislation will have on the Company.

Average Balances, Interest Income and Expense, Yields and Rates

Nine months ended September 30, 2013 and 2012

The following table presents the Company’s average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yield/rate for the periods presented. All average balances are daily average balances (dollars in thousands).

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (5)	Average Balance (6)	Interest Income/ Expense	Average Yield/ Rate (5)
Interest-Earning Assets:
Loans (1)	$867,603	$36,090	5.56%	$537,195	22,618	5.62%
Deposits in other financial institutions	221,484	495	0.29%	259,393	594	0.30%
Investment Securities (2)	108,596	1,420	1.74%	110,474	1,827	2.21%

Total interest-earning assets	1,197,683	38,005	4.24%	907,062	25,039	3.69%

Non-interest-earning assets	91,958			53,307

Total assets	$1,289,641			$960,369

Interest-Bearing Liabilities:
Interest bearing transaction accounts	$125,609	$173	0.18%	$79,437	$123	0.21%
Money market and savings deposits	352,013	772	0.29%	250,001	605	0.32%
Certificates of deposit	66,496	197	0.40%	58,986	167	0.38%

Total interest bearing deposits	544,118	1,142	0.28%	388,424	895	0.31%

Subordinated debentures	9,370	376	5.29%	2,033	136	8.79%
Securities sold under agreements to repurchase	27,331	63	0.31%	26,091	70	0.36%

Total borrowings	36,701	439	1.60%	28,124	206	0.98%

Total interest bearing liabilities	580,819	1,581	0.36%	416,548	1,101	0.35%

Non-interest bearing demand deposits	567,100			448,040

Total funding sources	1,147,919			864,588

Non-interest-bearing liabilities	12,059			4,535
Shareholders’ equity	129,663			91,246

Total liabilities and shareholders’ equity	$1,289,641			$960,369

Excess of interest-earning assets over funding sources	$49,764			$42,474
Net interest income		$36,424			$23,938
Net interest rate spread (3)			3.88%			3.34%
Net interest margin (4)			4.07%			3.53%

(1)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(2)	Average balances of investment securities are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(3)	Net interest rate spread represents the yield earned on average total interest-earning assets less the rate paid on average total interest-bearing liabilities.
(4)	Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(5)	Annualized
(6)	The average balances for non-interest earnings assets and shareholders equity for 2012 were adjusted from what was reported in the 2012 10Q filed, due to average balances on the consolidated elimination entries not appropriately being eliminated. The 2012 rate on subordinated debentures was also adjusted.

The following table reflects the composition of the net deferred loan fees, costs and fair value discounts at September 30, 2013 (dollars in thousands):

September 30, 2013
Accreting discount	$9,064
Non accreting loan discount	2,731

Acquired loans remaining discount	11,795
Organic loans net deferred fees	1,837

Total	$13,632

Net Changes in Average Balances, Composition, Yields and Rates

Nine months ended September 30, 2013 and 2012

The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance and the percentage change in the average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Nine Months Ended September 30,
	2013			2012			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Loans	$867,603	72.4%	5.56%	$537,195	59.2%	5.62%	$330,408	13.2%	(0.06)%
Deposits in other financial institutions	221,484	18.5%	0.29%	259,393	28.6%	0.30%	(37,909)	(10.1)%	(0.01)%
Investment Securities	108,596	9.1%	1.74%	110,474	12.2%	2.21%	(1,878)	(3.1)%	(0.47)%

Total interest-earning assets	$1,197,683	100%	4.24%	$907,062	100%	3.69%	$290,621	0%	0.55%

Interest-Bearing Liabilities:
Non-interest bearing demand deposits	$567,100	49.4%		$448,040	51.8%		$119,060	(2.4)%
Interest bearing transaction accounts	125,609	10.9%	0.18%	79,437	9.2%	0.21%	46,172	1.8%	(0.03)%
Money market and savings deposits	352,013	30.7%	0.29%	250,001	28.9%	0.32%	102,012	1.7%	(0.03)%
Certificates of deposit	66,496	5.8%	0.40%	58,986	6.8%	0.38%	7,510	(1.0)%	0.02%

Total deposits	1,111,218	96.8%	0.14%	836,464	96.7%	0.14%	274,754	2.5%	(0.03)%

Subordinated debentures	9,370	0.8%	5.29%	2,033	0.2%	8.79%	7,337	0.6%	(3.50)%
Securities sold under agreements to repurchase	27,331	2.4%	0.31%	26,091	3.1%	0.36%	1,240	(0.6)%	(0.05)%

Total Borrowings	36,701	3.2%	1.60%	28,124	3.3%	0.98%	8,577	(0.1)%	0.62%

Total funding sources	$1,147,919	100%	0.18%	$864,588	100%	0.17%	$283,331	0%	0.01%

Volume and Rate Variance Analysis of Net Interest Income

Nine Months Ended September 30, 2013 and 2012

The following table presents the dollar amount of changes in interest income and interest expense due to changes in average balances of interest-earning assets and interest-bearing liabilities and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (i.e. changes in average balance multiplied by prior period rate) and (ii) changes in rate (i.e. changes in rate multiplied by prior period average balance). For purposes of this table, the change in one day less accrual for the nine months of 2013 compared to 2012 and changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the absolute dollar amounts of the changes due to volume and changes due to rate (dollars in thousands):

	Volume	Rate	Total
Interest Income:
Loans	$13,861	$(389)	$13,472
Deposits in other financial institutions	(83)	(16)	(99)
Investment securities	(28)	(379)	(407)

Total interest income	13,750	(784)	12,966

Interest Expense:
Interest bearing transaction accounts	88	(38)	50
Money market and savings deposits	248	(81)	167
Certificates of deposit	20	10	30

Total deposits	356	(109)	247

Subordinated debentures	389	(149)	240
Securities sold under agreements to repurchase	3	(10)	(7)

Total borrowings	393	(159)	233

Total interest expense	749	(268)	480

Net Interest Income	$13,001	$(516)	$12,486

Non-interest Expense

The following table sets forth certain information with respect to the Company’s non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	$	%	2013	2012	$	%
Salaries and employee benefits	$5,432	$5,479	$(47)	(0.9)%	$16,287	$12,556	$3,731	29.7%
Stock based compensation expense	241	272	(31)	(11.4)%	716	758	(42)	(5.5)%
Occupancy	1,074	974	100	10.3%	3,157	2,525	632	25.0%
Data processing	452	489	(37)	(7.6)%	1,413	1,361	52	3.8%
Legal and professional	530	490	40	8.2%	1,609	875	734	83.9%
FDIC deposit assessment	219	232	(13)	(5.6)%	654	530	124	23.4%
Merger related expenses	—	2,517	(2,517)	(2,517)%	43	2,855	(2,812)	(98.5)%
OREO valuation write-downs and expenses	39	22	17	77.3%	88	320	(232)	(72.5)%
Office services expense	261	361	(100)	(27.7)%	786	836	(50)	(6.0)%
Other operating expenses	1,182	987	195	19.8%	3,267	2,382	885	37.2%

Total Non-Interest Expense	$9,430	$11,823	$(2,393)	(20.2)%	$28,020	$24,998	$3,022	12.1%

Non-interest expense for the three months ended September 30, 2013 decreased by $2.4 million to $9.4 million compared to the third quarter of 2012. This was primarily due to the cost of the merger with PC Bancorp in the third quarter of 2012. For a more detailed discussion of these fluctuations, see the Operations Performance Summary – Three Months Ended September 30, 2013 and 2012.

Non-interest expense for the nine months ended September 30, 2013 increased by $3.0 million to $28.0 million compared to the nine month period in 2012. This was primarily due to the merger of PC Bancorp in the third quarter of 2012. Almost all major cost categories increased due to the increase in staffing, office locations, occupancy costs, and data processing that resulted from the PC Bancorp merger. For a more detailed discussion of these fluctuations, see the Operations Performance Summary – Nine Months Ended September 30, 2013 and 2012.

FINANCIAL CONDITION

Balance Sheet Analysis

The following table presents balance sheets as of the dates indicated and the dollar and percentage changes between the periods (dollars in thousands):

	September 30, 2013	December 31, 2012	Increase (Decrease)
			$	%
Assets
Cash and cash equivalents	$220,399	$182,896	$37,503	20.5%
Certificates of deposit in financial institutions	47,124	27,006	20,118	74.5%
Investment securities available-for-sale, at fair value	102,779	118,153	(15,374)	(13.0)%
Loans:
Loans	909,642	854,885	54,757	6.4%
Allowance for loan loss	(10,038)	(8,803)	(1,235)	14.0%

Net loans	899,604	846,082	53,522	6.3%

Goodwill	12,292	12,292	—	—%
Bank owned life insurance	21,048	20,583	465	2.3%
Other assets	43,141	42,625	516	1.2%

Total assets	$1,346,387	$1,249,637	$96,750	7.7%

Liabilities
Deposits:
Non-interest bearing demand deposits	$606,607	$543,527	$66,080	12.2%
Interest bearing transaction accounts	129,786	112,747	17,039	15.1%
Money market and savings deposits	369,530	340,466	29,064	8.5%
Certificates of deposit	67,426	81,336	(13,910)	(17.1)%

Total deposits	1,176,349	1,078,076	98,273	9.1%
Securities sold under agreements to repurchase	16,043	22,857	(6,814)	(29.8)%
Subordinated debentures, net	9,339	9,169	170	1.9
Accrued interest payable and other liabilities	12,542	13,912	(1,370)	(9.8)%

Total liabilities	1,214,273	1,124,014	90,259	8.0%

Shareholders’ Equity
Common stock	119,369	118,885	484	0.4%
Additional paid-in capital	7,447	7,052	395	5.6%
Retained earnings (deficit)	5,245	(1,708)	6,953	(407.1)%
Accumulated other comprehensive income	53	1,394	(1,341)	(96.2)%

Total shareholders’ equity	132,114	125,623	6,491	5.2%

Total liabilities and shareholders’ equity	$1,346,387	$1,249,637	$96,750	7.7%

Total assets increased by $97 million or 7.7%, during the nine month period ended September 30, 2013. Funding sources for this asset growth came entirely from deposit growth. The Company experienced total deposit growth of $98 million or 9.1% during the nine month period ended September 30, 2013. The growth from deposit balances came from the growth in non-interest bearing demand deposits of $66 million and from interest bearing deposits of $32 million.

During the nine months ended September 30, 2013, the Company experienced $55 million or 6.4% in loan growth during the nine month period ended September 30, 2013. This increase reflects approximately $100 million of net organic loan growth from new and existing relationships, which was partially offset by $45 million in loan run-off from the two acquired portfolios (from PC Bancorp and COSB).

Total liabilities increased by $90 million during the nine months ended September 30, 2013, due to the $98 million increase in deposits which was partially offset by a decline of $7 million in securities sold under agreements to repurchase and a decline of $1 million in accrued interest payable and other liabilities.

Total deposit growth for the nine months ended September 30, 2013, was $98 million, with all of the growth coming from lower cost core deposits, with non-interest bearing demand deposits increasing by $66 million, interest-bearing transaction accounts increasing by $17 million and money market and savings deposits increasing by $29 million. This growth was consistent with the Company’s overall deposit liability strategy of building the Company’s lower cost core deposit base with non-interest bearing demand deposits, low cost interest bearing transaction accounts and low cost money market and savings deposits. These increases were partially offset by a decline in certificates of deposits of $14 million. The decline in certificates of deposits was primarily related to certificates acquired from the PC Bancorp acquisition. The Company’s plan has been to reduce its exposure to the higher rate paying certificates of deposits acquired from the PC Bancorp acquisition.

The Company, as part of its overall business plan, has been focused on attracting lower cost stable core deposits. In addition, the Company has continued to evaluate and take advantage of opportunities to reduce PC Bancorp’s higher cost deposits, as part of the Company’s ongoing efforts to maintain a low cost stable core deposit base.

Shareholders’ equity increased by a net $6 million to $132 million, during the nine months ended September 30, 2013. This increase was primarily due to reported net income of $7 million, which was partially offset by a decline in accumulated other comprehensive income of $1.3 million for the period. The decrease in accumulated other comprehensive income, which consists of the net unrealized gains and losses in the Company’s investment securities portfolio net of tax, was the result of the increase in the 6 month through 10 year Treasury yields between the period of December 31, 2012 to September 30, 2013. The increase in the Treasury yields between the periods presented directly affected and reduced the amount of unrealized gains on the Company’s investment securities portfolio. The current duration of the investment securities portfolio at September 30, 2013 is approximately 2.9 years. Shareholders’ equity was positively impacted by the exercise of employee stock options, resulting in an increase of $484,000, the recording of stock compensation increasing equity by $716,000 and the recording of excess tax benefits related to the vesting of restricted stock by $101,000. Partially offsetting shareholders’ equity was the repurchase of outstanding employee restricted stock of $422,000 that was used by employees to pay their tax obligations on the vesting of their restricted stock.

Lending

The Company’s lending continues to be originated primarily through direct contact with borrowers through the Company’s relationship managers and/or executive officers. The Company’s net loans increased by $55 million for the nine months ended September 30, 2013. The growth in the Company’s organic loan portfolio was approximately $100 million during the first nine months of 2013, generally consistent with the mix and type of properties at December 31, 2012. The Company had 33 commercial banking relationship managers and 4 commercial real estate relationship managers at September 30, 2013. This compares with 35 commercial banking relationship managers and 3 commercial real estate relationship managers at December 31, 2012. The Company’s loans acquired as part of both the COSB and PC Bancorp acquisition declined by approximately $45 million during the nine months ending September 30, 2013. The Company’s credit approval process includes an examination of the collateral, cash flow, and debt service coverage of the loan, as well as the financial condition and credit references of the borrower. The Company’s senior management is actively involved in its lending activities and collateral valuation and review process and the Company obtains independent third party appraisals of real property securing commercial real estate loans, as required by applicable federal and state laws and regulations. There is also a loan committee comprised of senior management that reviews problem loans. The Company’s commercial and industrial line of credit utilization was approximately 50% as of September 30, 2013 and 50% as of December 31, 2012. The Company experienced a spike in line utilization at December 31, 2012 as a result of several businesses paying bonuses and commissions in December versus January or February, to take advantage of the lower payroll taxes, as well as lower California personal income tax rates in 2012 versus 2013. Line utilization was also impacted by federal fiscal cliff concerns. The increase in the line utilization at the end of the third quarter compared to earlier in the year was caused by the impact of the U.S. budget and debt ceiling crisis, which culminated in a shutdown of the federal government in October 2013.

The Company believes that it manages credit risk closely in its loan portfolio and uses a variety of policy guidelines and analytical tools to achieve its asset quality objectives.

Allowance for Loan Loss

The allowance for loan loss increased by $1.2 million, to $10.0 million during the nine months ended September 30, 2013, due to a provision for loan losses of $1.9 million offset by $683,000 of net loan charge-offs during the period. The Company recorded loan charge-offs of $1.5 million and loan recoveries of $840,000 during the nine months ended September 30, 2013. The allowance for loan loss as a percentage of total loans was 1.10% at September 30, 2013 and 1.03% at December 31, 2012. The allowance for loan loss as a percentage of loans (excluding loan balances and the related allowance for loan loss on loans acquired through acquisition) was 1.50% and 1.54%, respectively, at September 30, 2013 and December 31, 2012. The decrease in the allowance ratio related to organic loans was directly attributable to improvements in the economic conditions within the Company’s markets.

The Company’s management considered the following factors in evaluating the allowance for loan loss at September 30, 2013:

•	General economic and business conditions affecting the key lending areas of the Company

•	Economic and business conditions of areas outside the lending areas, if any

•	Credit quality trends (including trends in non-performing loans expected to result from existing conditions)

•	Collateral values

•	Loan volumes and concentrations

•	Seasoning of the loan portfolio

•	Specific industry conditions within portfolio segments

•	Recent loss experience in particular segments of the portfolio (number and dollar amount of loan charge offs during the quarter)

•	Duration of the current business cycle

•	Company’s regulatory examination results and findings of the Company’s external credit review examiners

•	The number of loans being upgraded and or downgraded

•	The amount and status of the non-accrual loans at September 30, 2013

•	The dollar amount and number of charge-offs incurred in the first nine months of 2013

•	The overall growth and composition of the loans, including the current loan classifications

•	Changes to the overall economic conditions within the markets in which the Company makes loans

•	Concentrations within its loan portfolio, as well as risk conditions within its commercial and industrial loan portfolio

•	The remaining fair value adjustments on loans acquired through acquisition, with special attention to the fair value adjustments associated with the purchased credit impaired loans

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

The Company is utilizing migration analysis when reviewing the Company’s past loan loss history. The migration analysis is adjusted for loan history, as well as current economic conditions, and weighted experience over the last eight quarters. In addition to loan loss and credit experience for banks within the Company’s local market area, management considers the allowance of its peer group, including their historical loan loss experience, as well as changes within their loan portfolio, in evaluating the adequacy of the allowance for loan loss for the Company. Management also takes into consideration the losses and charge-offs experienced during the current year. A great deal of focus has been given to the earnings and cash flows of the Company’s borrowers and their capacity to repay their contractual obligation. In considering all of the above factors, management believes that the allowance for loan loss as of September 30, 2013 is adequate.

Although the Company maintains its allowance for loan loss at a level which it considers adequate to provide for potential losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

The following table is a summary of the activity for the allowance for loan loss as of the dates and for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Allowance for loan loss at beginning of period	$9,412	$7,329	$8,803	$7,495
Provision for loan losses	631	521	1,918	901
Net (charge-offs) recoveries:
Charge-offs	(786)	(97)	(1,523)	(686)
Recoveries	781	53	840	96

Total net (charge-offs) recoveries	(5)	(44)	(683)	(590)

Allowance for loan loss at end of period	$10,038	$7,806	$10,038	$7,806

Net (charge-offs) recoveries to average loans	0.00%	(0.01)%	(0.08)%	(0.11)%

	September 30, 2013	December 31, 2012
Allowance for loan loss to total loans	1.10%	1.03%
Allowance for loan loss to total loans accounted for at historical cost, which excludes loan balances and the related allowance for loans acquired through acquisition	1.50%	1.54%
Allowance for loan loss to total non-accrual loans	80.7%	83.6%
Allowance for loan loss to non-accrual loans, excluding non-accrual purchased loans acquired through acquisition and related allowance	476.4%	375.6%

The following is a summary of information pertaining to impaired loans, excluding purchased credit impaired loans, for the dates indicated (dollars in thousands):

	September 30, 2013	December 31, 2012
Impaired loans with a valuation allowance	$150	$208
Impaired loans without a valuation allowance	8,966	5,376

Total impaired loans (1)	$9,116	$5,584

Valuation allowance related to impaired loans	$6	$11

Loans on non-accrual status (2)	$12,444	$10,530

Troubled debt restructured loans	$2,806	$5,707

Total non-accrual loans were $12.4 million, or 1.37% of total loans, at September 30, 2013, compared with $10.5 million, or 1.23% of total loans, at December 31, 2012. The increase in non-accrual loans was entirely attributable to one acquired, real estate secured loan relationship that was downgraded to non-performing status during the third quarter of 2013. Excluding acquired loans, total non-accrual loans were $2.1 million, or 0.23% of total loans at September 30, 2013, compared with $2.3 million or 0.27% of total loans at December 31, 2012. Non-accrual loans originated by the Company at September 30, 2013, were primarily attributable to two commercial and industrial loans with an aggregate outstanding balance of $2.1 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Average recorded investment in impaired loans	$7,588	$2,945	$6,462	$3,141

Interest foregone on impaired loans	$264	$73	$495	$233

Cash collections applied to reduce principal balance	$1,885	$21	$2,037	$64

Interest income recognized on cash collections	$—	$—	$—	$—

(1)	This balance excludes purchased credit impaired loans. Purchased credit impaired loans were acquired through acquisitions and had evidence of deterioration in credit quality prior to acquisition. The fair value of purchased credit impaired loans as of the date of acquisition includes estimates of credit losses.
(2)	This balance includes loans acquired with deteriorated credit quality through acquisition of $4.4 million and $6.9 million as of September 30, 2013 and December 31, 2012, respectively.

LIQUIDITY

The Company’s primary long term source of funding has come from the liability side of the balance sheet and has historically been through the growth in non-interest bearing and interest bearing core deposits from its customers. Additional sources of funds from the Company’s asset side of the balance sheet have included Federal Funds sold, interest-earning deposits with other financial institutions, balances maintained with the Federal Reserve Bank, short term certificates of deposit in other financial institutions and payments of principal and interest on loans and investment securities. While maturities and scheduled principal amortization on loans are a reasonably predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition.

As an additional source of liquidity, the Company maintains credit facilities, “Fed Funds Borrowing Lines,” of $54.5 million with its primary correspondent banks for the purchase of overnight Federal funds. The lines are subject to availability of funds and have restrictions as to the number of days and length used during a month, $5 million of these credit facilities require the pledging of investment securities collateral.

The Company has established a secured credit facility with the FHLB of San Francisco which allows the Bank to borrow up to 25% of the Bank’s total assets, which equates to a credit line of approximately $319 million at September 30, 2013. The Company currently has no outstanding borrowings with the FHLB. As of September 30, 2013, the Company had $841 million of loan collateral pledged with the FHLB. This level of loan collateral would provide the Company with $292 million in borrowing capacity. Any amount of borrowings in excess of the $292 million would require the Company to pledge additional collateral. In addition the Company must maintain a certain investment in the common stock of the FHLB. The Company’s investment in the common stock of the FHLB is $4.7 million at September 30, 2013. This level of capital would allow the Company to borrow up to $101 million. Any advances from the FHLB in excess of the $101 million would require additional purchases of FHLB common stock. The Company had no securities pledged with the FHLB at September 30, 2013.

The Company maintains a secured credit facility with the Federal Reserve Bank of San Francisco (“FRB”) which is collateralized by investment securities pledged with the FRB. At September 30, 2013, the Company’s available borrowing capacity was $3.1 million.

The Company maintains investments in short term certificates of deposit with other financial institutions, with an average remaining maturity of approximately 6.6 months, with various balances maturing monthly. The Company had balances of $47 million and $27 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, $4.3 million of the Company’s certificates of deposit with other financial institutions were pledged as collateral as credit support for the interest rate swap contracts and are not available as a source of liquidity.

As of September 30, 2013, the Company’s primary overnight source of liquidity consisted of cash and cash equivalents of $220 million which compared to $183 million at December 31, 2012. Of the $220 million in cash and cash equivalents at September 30, 2013, approximately $168 million was with the Federal Reserve Bank. At September 30, 2013, $301,000 of the Company’s due from bank balances was pledged as collateral as credit support for the interest rate swap contracts and is not available as a source of liquidity.

The Company’s commitments to extend credit (off-balance sheet liquidity risk) are agreements to lend funds to customers as long as there are no violations as established in the loan agreement. Many of the commitments are expected to expire without being drawn upon, and as such, the total commitment amounts do not necessarily represent future cash requirements. Financial instruments with off-balance sheet risk for the Company include both undisbursed loan commitments, as well as undisbursed letters of credit. The Company’s exposure to extend credit was $320 million and $295 million at September 30, 2013 and December 31, 2012, respectively.

The holding company liquidity on a stand-alone basis was $1.8 million and $1.5 million, in cash on deposit at the Bank, at September 30, 2013 and December 31, 2012, respectively. Management believes this amount of cash is currently sufficient to fund the holding company’s cash flow needs over the next twelve to twenty four months.

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

As of September 30, 2013, both CU Bancorp and the Bank, had positive retained earnings and positive net income that would allow either the holding company or the Bank to pay a dividend. However, the Company has no plans to pay a cash dividend to either the holding company or to CU Bancorp’s shareholders at the current time.

In December of 2011, the Bank received approval, from the California Department of Business Oversight, (the “DBO”) to repurchase outstanding employee restricted stock upon the vesting of this restricted stock, only in amounts necessary to cover employee tax withholding obligations from the period January 1, 2012 to December 31, 2012, at the option of the restricted stockholder. Approval from the DBO was necessary due to the Bank having negative retained earnings at the time the employees’ restricted stock vested. This program was designed to provide the Bank’s employees with the financial ability to cover their tax liability obligation associated with the vesting of their restricted stock. These transactions under the State of California Corporations Code are defined as distributions to shareholders. The DBO approval for this program extended through December 31, 2012. With the establishment of CU Bancorp and the corporate reorganization on July 31, 2012, the Company has continued to provide this program to its employees during 2013, based on both positive retained earnings and positive net income at the Company for the nine months ended September 30, 2013.

CAPITAL RESOURCES

The Company’s objective is to maintain a level of capital that will support sustained asset and loan growth, provide for anticipated credit risks, and ensure that regulatory guidelines and industry standards are met. The Company and the Bank are subject to certain minimum capital adequacy and minimum well capitalized category guidelines adopted by the Federal Reserve and the FDIC. These guidelines relate primarily to the Tier 1 leverage ratio, the Tier 1 risk-based capital ratio, and the Total risk-based capital ratio. The minimum well capitalized required ratios are 5.00% Tier 1 leverage, 6.00% Tier 1 risk-based capital and 10.00% total risk-based capital. The minimum capital adequacy required ratios are 4.00% Tier 1 leverage, 4.00% Tier 1 risk-based capital and 8.00% total risk-based capital. At September 30, 2013, the Company and the Bank exceeded the required ratios for minimum capital adequacy and classification as well capitalized.

The following table presents the regulatory capital ratios and data of the Company and the Bank as of the dates indicated (dollars in thousands):

CU Bancorp

	September 30, 2013	December 31, 2012
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.80%	9.13%
Tier 1 risk-based capital ratio	11.54%	11.46%
Total risk-based capital ratio	12.47%	12.35%

Regulatory Capital Data:
Tier 1 capital	$128,400	$117,118
Total risk-based capital	$138,742	$126,177
Average total assets	$1,310,171	$1,301,737
Risk-weighted assets	$1,112,580	$1,021,882

California United Bank

	September 30, 2013	December 31, 2012
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.27%	8.55%
Tier 1 risk-based capital ratio	10.91%	10.72%
Total risk-based capital ratio	11.85%	11.61%

Regulatory Capital Data:
Tier 1 capital	$121,249	$109,346
Total risk-based capital	$131,591	$118,405
Average total assets	$1,308,191	$1,278,336
Risk-weighted assets	$1,110,866	$1,020,190

Total Tier 1 capital of the Company increased by $11.3 million or 9.6% to $128.4 million during the nine months ended September 30, 2013. The increase in the Company’s Tier 1 leverage ratio during the nine months ended September 30, 2013 of $11.3 million was primarily the result of the Company’s earnings of $7.0 million during the first nine months of 2013, and a decrease in the amount of disallowed deferred tax assets that are subtracted from regulatory capital of $3.2 million during the first nine months of 2013. The Company’s total average assets used in the calculation of Tier 1 leverage ratio increased by $8 million or 0.7%.

Total risk-based capital of the Company increased by $12.6 million or 10.0% to $138.7 million during the nine months ended September 30, 2013. The increase in the Company’s Tier 1 risk-based capital and total risk-based capital ratios during the nine months ended September 30, 2013 was primarily due to the increase in the Company’s earnings of $7.0 million during the nine months ended September 30, 2013, the decrease in the amount of disallowed deferred tax assets that are subtracted from regulatory capital of $3.2 million during the first nine months of 2013 and the increase in tier two capital associated with the increase in the allowance for loan losses of $1.3 million. The Bank’s total risk-weighted assets used in the calculation of total risk-based capital ratio increased by $91 million or 8.9% which was attributable to the growth in the loan portfolio.

Total Tier 1 capital at the Bank increased by $11.9 million or 10.9% to $121.3 million during the nine months ended September 30, 2013. The increase in the Bank’s Tier 1 leverage ratio during the nine months ended September 30, 2013 of $11.9 million was primarily the result of the Bank’s earnings of $7.2 million during the first nine months of 2013, and a decrease in the amount of disallowed deferred tax assets that are subtracted from regulatory capital of $3.6 million during the first nine months of 2013. The Bank’s total average assets used in the calculation of Tier 1 leverage ratio increased by $30 million or 2.3%.

Total risk-based capital at the Bank increased by $13.2 million or 11.1% to $131.6 million during the nine months ended September 30, 2013. The increase in the Bank’s Tier 1 risk-based capital and total risk-based capital ratios during the nine months ended September 30, 2013 was primarily due to the increase in the Bank’s earnings of $7.2 million, the decrease in the amount of disallowed deferred tax assets that are subtracted from regulatory capital of $3.6 million during the nine months of 2013 and the increase in tier two capital associated with the increase in the allowance for loan losses of $1.3 million. The Bank’s total risk-weighted assets used in the calculation of total risk-based capital ratio increased by $91 million or 8.9% which was attributable to the growth in the Company’s loan portfolio.

The primary impact and change in the capital ratios of both the Company and the Bank from December 31, 2012, to September 30, 2013, was the increase in the Company’s earnings and the reduction in the amount of disallowed deferred tax assets that are subtracted from regulatory capital.

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

At September 30, 2013, the Company had twenty three pay-fixed, receive-variable interest rate contracts that were designed to convert fixed rate loans into variable rate loans. Twenty one of these swap contacts are designated as interest rate hedges. The Company acquired these interest rate swap contracts as part of the merger with PC Bancorp. See Note 14 – Derivative Financial Instruments located in Part I, Item 1. – Notes to the Consolidated Financial Statements.

The Company has no market risk sensitive instruments held for trading purposes. Management believes that the Company’s market risk is reasonable at this time.

The following depicts the Company’s net interest income sensitivity analysis as of September 30, 2013 (dollars in thousands):

Simulated Rate Changes	Estimated Net Interest Income Sensitivity
+ 400 basis points	38.9%	$15,905
+ 100 basis points	9.0%	$3,678
– 200 basis points (1)	(3.5)%	$(1,448)

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

Variable rate loans make up 69% of the loan portfolio. However, the Company has floors on some of its loans. At September 30, 2013, 47% of variable rate loans are at their floor, and thus an increase in the underlying index may not necessarily result in an increase in the coupon until the loan index plus margin exceeds that floor.

The Company’s static GAP as of September 30, 2013 is not materially different from that reported at December 31, 2012 and is thus not included in this 10Q. See the Company’s Static Gap reports under “Item7A-Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2012 Annual Report on Form 10-K.

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

(b)	There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s 2012 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

a)	Form 8-K, Item 5.07 Submission of Matters to a Vote of Security Holders (filed 9/5/2013)

On August 20, 2013, CU Bancorp (the “Company”) held its 2013 annual meeting of stockholders. The matters voted on at the meeting and the final voting results are as follows:

(1)	The following persons were elected to serve as directors and received the number of votes set forth opposite their names:

	Shares Voted For	Withheld	Broker Non-Votes
Roberto E. Barragan	5,558,317	9,351	3,299,593
Kenneth L. Bernstein	5,565,481	2,187	3,299,593
Stephen G. Carpenter	5,556,181	11,487	3,299,593
Kenneth J. Cosgrove	5,555,881	11,787	3,299,593
Robert Matranga	5,565,581	2,087	3,299,593
David I. Rainer	5,558,381	9,287	3,299,593
Roy A. Salter	5,558,381	9,287	3,299,593
Daniel F. Selleck	5,563,681	3,987	3,299,593
Lester M. Sussman	5,565,481	2,187	3,299,593
Charles H. Sweetman	5,556,181	11,487	3,299,593
Anne A. Williams	5,558,337	9,331	3,299,593

(2)	A proposal regarding the ratification of the appointment of McGladrey LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2013 was approved by the following vote:

Shares Voted For	Shares Voted Against	Shares Abstained
8,842,768	12,326	12,167

b)	None.

ITEM 6.	Exhibits

(a)	Exhibit Index

Those exhibits marked with (1) were previously filed with the Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on April 13, 2012. Those exhibits marked with a (*) refer to management contracts or compensatory plans or arrangements.

Exhibit No.	Exhibit Description.

2.1(1)	Agreement to Merge and Plan of Holding Company Formation by and between CU Bancorp, CU Merger Sub I and dated as of December 8, 2011, incorporated by reference to Appendix A of the joint proxy statement-prospectus included in this Registration Statement

2.2(1)	Agreement and Plan of Merger by and between CU Bancorp, California United Bank, Premier Commercial Bancorp and Premier Commercial Bank dated as of December 8, 2011, incorporated by reference to Appendix B of the joint proxy statement-prospectus included in this Registration Statement

3.1(1)	Articles of Incorporation of CU Bancorp

3.2(1)	Bylaws of CU Bancorp

4.1(1)	Specimen form of Certificate for CU Bancorp Common Stock

10.1(1)*	California United Bank 2005 Stock Option Plan

10.2 *	CU Bancorp 2007 Equity and Incentive Plan and Form of Stock Option Agreement and Form of Restricted Stock Bonus Award Agreement

10.3 *	CU Bancorp 2012 Change in Control Severance Plan

14.1	CU Bancorp Code of Ethics – Financial Officers

14.2	CU Bancorp Principles of Business Conduct & Ethics

31.1	Section 302 Certification of Chief Executive Officer (“CEO”)

31.2	Section 302 Certification of Chief Financial Officer (“CFO”)

32.1	Section 906 Certification of CEO

32.2	Section 906 Certification of CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CU BANCORP

Date:	November 14, 2013	/s/ DAVID I. RAINER
David I. Rainer
President and Chief Executive Officer

Date:	November 14, 2013	/s/ KAREN A. SCHOENBAUM
Karen A. Schoenbaum
Executive Vice President and Chief Financial Officer