Form 10-K
period 2013-12-31
CU Bancorp
filed 2014-03-13
CIK 1543643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20015

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer	☐	Accelerated Filer	☒

Non Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $148.7 million based upon the closing price of shares of the registrant’s Common Stock, no par value, as reported by The NASDAQ Stock Market, LLC.

The number of shares outstanding of the registrant’s common stock (no par value) at the close of business on March 7, 2014 was 11,178,508.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of CU Bancorp’s definitive proxy statement for the 2014 Annual Meeting of Shareholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

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

The Company’s forward-looking statements include descriptions of plans or objectives of management for future operations, products or services, and forecasts of its revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words “believe,” “expect,” “intend,” “estimate” “anticipates,” “project”, “assume”, “plan”, “predict” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.”

We make forward-looking statements as set forth above and regarding projected sources of funds, availability of acquisition and growth opportunities, dividends, adequacy of our allowance for loan and lease losses and provision for loan and lease losses, our loan portfolio and subsequent charge-offs. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the SEC, Item 1A of this Annual Report on Form 10-K, and the following:

•

Current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values, high unemployment rates and overall slowdowns in economic growth.

•	Loss of customer checking and money-market account deposits as customers pursue other, higher-yield investments.

•	Possible changes in consumer and business spending and saving habits and the related effect on our ability to increase assets and to attract deposits.

•	Competitive market pricing factors.

•	Deterioration in economic conditions that could result in increased loan losses.

•	Risks associated with concentrations in real estate related loans.

•	Risks associated with concentrations in deposits.

•	Market interest rate volatility.

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

•	Changes in the speed of loan prepayments, loan origination and sale volumes, loan loss provisions, charge offs or actual loan losses.

•	Compression of our net interest margin.

•	Stability of funding sources and continued availability of borrowings.

•	Changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth.

•	The inability of our internal disclosure controls and procedures to prevent or detect all errors or fraudulent acts.

•	Inability of our framework to manage risks associated with our business, including operational risk and credit risk, to mitigate all risk or loss to us.

•

Our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft.

•	The effects of man-made and natural disasters, including earthquakes, floods, droughts, brush fires, tornadoes and hurricanes.

•	Our ability to recruit and retain key management and staff.

•	Availability of, and competition for acquisition opportunities.

•	Risks associated with merger and acquisition integration.

•	Significant decline in the market value of the Company that could result in an impairment of goodwill.

•	Regulatory limits on the Bank’s ability to pay dividends to the Company.

•	New accounting pronouncements.

•	The impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and related rules and regulations on the Company’s business operations and competitiveness.

•

Our ability to comply with applicable capital and liquidity requirements (including the finalized Basel III capital standards), including our ability to generate capital internally or raise capital on favorable terms.

•	The effects of any damage to our reputation resulting from developments related to any of the items identified above.

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

PART I

ITEM 1 — BUSINESS

General

CU Bancorp, headquartered in Encino, California, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended and is also a bank holding company within the meaning of Section 1280 of the California Financial Code. Our principal business is to serve as the holding company for our bank subsidiary, California United Bank, which we refer to as “CUB” or the “Bank”. When we say “we”, “our” or the “Company”, we mean the Company on a consolidated basis with the Bank. When we refer to CU Bancorp or the “holding company”, we are referring to the parent company on a stand-alone basis. The shares of CU Bancorp are listed on the NASDAQ Capital Market under the trading symbol “CUNB”.

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

At year end 2013, the Company had consolidated total assets of $1.4 billion, total loan balances of $933.2 million, and total deposits of $1.23 million. Additional information regarding our business, as well as regarding our acquisitions, is included in the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Note 2, Business Combinations, of the Notes to Consolidated Financial Statements, and is incorporated herein by reference.

The internet address of the Company’s website is www.cubancorp.com. The Company makes available free of charge through the Company’s website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports. The Company makes these reports available on its website on the same day they appear on the Securities and Exchange Commission (“SEC”) website.

Banking Business

CU Bancorp’s principal business is to serve as the holding company for the Bank and for any other banking or banking related subsidiaries which the Company may establish in the future. We have not engaged in any other material activities to date.

The Bank is a full-service commercial bank offering a broad range of banking products and services designed for small and medium-sized businesses, non-profit organizations, business owners and entrepreneurs, the professional community, including attorneys, certified public accountants, financial advisors and healthcare providers and investors. Our deposit products include demand, money market, and certificates of deposit; loan products include commercial, real estate construction, commercial real estate, SBA and personal loans. We also provide cash management services, online banking and other primarily business-oriented products.

The principal executive offices of the Bank and the Company are located at 15821 Ventura Blvd., Suite 100, Encino, CA, 91436. In addition to the Encino headquarters office of the Bank, the Bank has seven additional full-service branches in the Ventura/Los Angeles./Orange County metropolitan area, located in Los Angeles,

Valencia, Simi Valley, Thousand Oaks, Gardena, Anaheim and Irvine/Newport Beach. The Anaheim and Irvine/Newport Beach branches were acquired in connection with our acquisition of Premier Commercial Bancorp and Premier Commercial Bank, N.A. in 2012 (as discussed below). The Irvine/Newport Beach branch was relocated in 2013, combining the branch with the Bank’s Loan Production Office previously located in the same area and eliminating the Loan Production Office.

Recent Developments

In September 2013, the Irvine/Newport Branch was relocated as discussed above. The new location is within one mile from the previous location, on the ground floor of a modern office complex. The space was leased from an unaffiliated party.

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

On December 31, 2010, the Bank completed the acquisition of California Oaks State Bank (“COSB”) headquartered in Thousand Oaks, California in a cash and stock transaction valued at $17.2 million. As of close of business December 31, 2010, COSB was merged into the Bank. COSB had two branches, in Thousand Oaks (in the Conejo Valley) and Simi Valley. Beginning January 1, 2011, these offices began operating as full-service branches of California United Bank. The acquisition added $135.6 million in assets to the Bank.

In August 2012 PC Bancorp’s data processing platform was integrated into our platform, within 30 days of completion of the acquisition. In 2011, the Bank consolidated the data processing platform of COSB into its platform to provide seamless service and information to all of the Bank’s customers.

Strategy

Our strategic objective is to be the premier community-based commercial bank focused on offering products and relationship banking services to customers in Southern California area, with emphasis on the Ventura/Los Angeles/ Orange County metropolitan area. The Bank’s value proposition is to provide a premier business banking experience through relationship banking, depth of expertise, resources and products. Our objective is to serve most segments of the business community within our market area. We have established local advisory boards consisting of business leaders in our various markets to enhance our knowledge of the individual business communities and for networking.

We maintain a strong community bank philosophy of focusing on and understanding the individualized banking needs of the businesses, professionals, entrepreneurs and other of our core constituents. We believe this focus allows us to be more responsive to our customers’ needs and provide a high level of personal service which differentiates us from larger competitors. As a locally managed institution with strong ties to the community, our core customers are primarily comprised of businesses and individuals who prefer to build a banking relationship with a community bank that offers and combines high quality, competitively priced banking products and services with personalized service. In 2012, we augmented our available lending products through the acquisition of PC Bancorp and its SBA lending department which allows us further penetration of the small-business market in Southern California. The Bank has been recognized for its SBA program, as an SBA Preferred Lender.

Because of our identity and origin as a locally-owned and operated bank and our deep roots in the communities we serve, we believe that our level of personal service provides a competitive advantage over the larger in and out-of-state banks, which tend to consolidate decision-making authority outside local communities. We combine this with experienced, in-market relationship banking officers who provide the full suite of available products to customers. Most of our relationship managers live in their market areas and are active in their communities. These individuals and the Company’s marketing outreach are supplemented by the various Advisory Director Boards which are established in strategic regions of our market. We are also active in charities and non-profit organizations in our market, with a philosophy which emphasizes outstanding corporate citizenship.

We compete actively for deposits, and emphasize solicitation of core deposits, particularly noninterest-bearing deposits. In managing the top line of our business, we focus on making quality loans and gathering low-cost deposits to maximize our net interest margin and to support growth of a strong and stable loan portfolio. We believe that with our focus on community banking needs and customer service, together with a comprehensive suite of deposit, loan products and cash management typically found at larger banks, a highly experienced management team and strategically located banking centers, we are well-positioned to be a strong competitor within our market area by emphasizing strength, service and relationships over transaction volume or low pricing.

We generate our revenue primarily from the interest received on the various loan products and investment securities and fees from providing deposit services and making loans. In sales of the guaranteed portion of SBA loans, we typically receive gains on sale which is also non-interest income. The Bank relies on a foundation of locally generated and relationship-based deposits to fund loans. Our Bank has a relatively low cost of funds due to a high percentage of noninterest-bearing and low cost deposits to total deposits. Other than as discussed herein with regard to reciprocal CDARS® and the ICS™ deposits, we do not currently utilize brokered deposits. Our operations, similar to other financial institutions with operations predominately focused in Southern California, are significantly influenced by economic conditions in Southern California, including the strength of the real estate market, the fiscal and regulatory policies of the federal and state governments and the regulatory authorities that govern financial institutions. See “Supervision and Regulation” below.

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

Loan Products

We offer a diversified mix of business loans encompassing the following loan products: (i) commercial and industrial loans; (ii) commercial real estate loans, (iii) construction loans and (iv) SBA loans. We also offer home equity lines of credit “HELOCS”, to accommodate the needs of business owners and individual clients, as well as personal loans (both secured and unsecured) for that customer segment. In the event creditworthy loan customers’ borrowing needs exceed our legal lending limit, or house limit (an amount less than our legal limit which by policy is the highest amount we lend to one borrower, subject to certain exceptions which must be approved by the Chief Credit Officer and the Chief Executive Officer/President), we have the ability to sell participations in those loans to other banks. We encourage relationship banking, obtaining a substantial portion of each borrower’s banking business, including deposit accounts. Other than as set forth below, the Bank does not engage in consumer mortgage lending.

Commercial and Industrial Loans. These loans comprise a significant portion of our loan portfolio and are made to businesses located in the Southern California region and surrounding communities whose borrowing needs are generally $5.0 million or less. These loans are directly underwritten by us. Our commercial and industrial loans may be secured (other than by real estate) or unsecured. They may take the form of single payment, installment, equipment financing loans (secured by the underlying equipment) or lines of credit for, among other purpose, working capital, secured by general liens on accounts receivable, inventory or a borrower’s other business assets.

Construction, Land Development and Other Land Loans. We originate and underwrite interim land and construction loans. Land loans are primarily for entitlements and infrastructure. We originate construction, renovation and conversion loans. We do not engage in any large tract construction lending. Our construction loans are generally limited to experienced developers who are known to our management. . We impose a limit on the loan to value ratio on all real estate lending. The project financed must be supported by current appraisals and other relevant information.

Commercial and Residential Real Estate Loans. We originate and underwrite commercial property and multi-family loans principally within our service area. Typically, these loans are held in our loan portfolio and collateralized by the underlying property. The property financed must be supported by current appraisals at the date of origination and other relevant information.

SBA Loans. SBA loans are made through programs designed by the federal government to assist the small business community in obtaining financing from financial institutions that are given government guarantees as an incentive to make the loans. The Bank has been designated as an SBA Preferred Lender. Our SBA loans fall into three categories, loans originated under the SBA’s 7a Program (“7a Loans”), loans originated under the SBA’s 504 Program (“504 Loans”) and SBA “Express” Loans. SBA 7a Loans are commercial business loans generally made for the purpose of purchasing real estate to be occupied by the business owner, providing working capital, and/or purchasing equipment or inventory. SBA 504 Loans are collateralized by commercial real estate and are generally made to business owners for the purpose of purchasing or improving real estate for their use and for equipment used in their business.

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

Deposit Products

As a full-service commercial bank, we focus deposit generation on relationship accounts, encompassing non-interest bearing demand, interest bearing demand, and money market. In order to facilitate generation of non-interest bearing demand deposits, we require, depending on the circumstances and the type of relationship, our borrowers to maintain deposit balances with us as a typical condition of granting loans. We also offer time certificates of deposit and savings accounts. We service our attorney clients by offering Interest on Lawyers’ Trust Accounts, “IOLTA” in accordance with the requirements of the California State Bar. We market deposits by offering the convenience of third party “couriers” who contract with our customers, as well as a “remote deposit capture” product which allows deposits to be made via computer at the customer’s business location. We also offer customers “e-statements” which allows customers to receive statements electronically, which is more convenient and secure, in addition to reducing paper and being environmentally-friendly.

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

Investment Products

We compete with other larger and multi-state institutions for deposits. We have traditionally offered customers requiring either higher yields or more security investment sweeps into multiple types of money market funds provided by Dreyfus Corporation, a wholly owned subsidiary of Bank of New York Mellon Corporation, although this service has been temporarily discontinued. All of the funds invest in short-term securities and seek high current income, the preservation of capital and the maintenance of liquidity and each fund favors stability over growth. As a condition to access these products, we require the customer to maintain a certain level of demand deposits. Furthermore, we have also entered into “repurchase agreements” with sophisticated business customers, many of whom act as fiduciaries and require additional security above FDIC deposit insurance. These are essentially borrowings by the Bank, secured by U.S. Government and Agency securities from its investment portfolio. These are disclosed on the Bank’s financial statements as “Securities Sold under Agreements to Repurchase.” We also offer a “repo sweep” product whereby the deposits of qualifying customers are “swept” into repurchase agreements on a daily basis.

Through a third party arrangement with a registered representative of LPL Financial, member FINRA/SIPC, which is one of the largest providers in the country of this type of service to financial institutions, we offer customers, upon request, the ability to purchase mutual funds, securities, annuities and insurance. The Bank considers this an ancillary product to its commercial banking activities.

Electronic Banking

While personalized, service-oriented banking is the cornerstone of our business plan; we use technology and the Internet as a secondary means for servicing customers, to compete with larger banks and to provide a convenient platform for customers to review and transact business. We offer sophisticated electronic or “internet banking” opportunities that permit customers to conduct their banking business remotely from their home or business. However, our customers will always have the opportunity to personally discuss specific banking needs with knowledgeable bank officers and staff.

The Bank offers multiple electronic banking options to its customers. It does not allow the origination of deposit accounts through online banking, nor does it accept loan applications through its online services. All of the Bank’s electronic banking services allow customers to review transactions and statements, review images of paid items, transfer funds between accounts at the Bank, place stop orders, pay bills and export to various business and personal software applications. CUB Online Commercial Banking also allows customers to initiate domestic wire transfers and ACH transactions, with the added security and functionality of assigning discrete access and levels of security to different employees of the client.

Additionally, we offer Positive Pay, an antifraud service which allows businesses to review all issued checks daily and provides them with the ability to pay or reject any item. ACH Positive Pay is also offered to allow customers to review ACH transactions on a daily basis.

Commencing in late 2013 we began to offer our internet banking customers an additional third party product designed to assist in mitigating fraud risk to both the customer and the Bank in internet banking and other internet activities conducted by the customer, at no cost to the customer.

The Bank has its own “home page” address on the World Wide Web as an additional means of expanding our market and providing banking services through the Internet. Members of the public can also communicate with us through the website. Our website address is: www.californiaunitedbank.com or www.cunb.com.

Other Services

As well as a full complement of lending and deposit products and related services, we provide our customers with many additional services, either directly or through other providers, including, but not limited to, commercial and stand-by letters of credit, domestic and international wire transfers, on site Automated Teller Machines (“ATM’s”) and Visa® Debit Cards and ATM cards. Also provided are bank-by-mail services, courier services, armored transport, cash vault, cash management services, telephone banking, night depositories, credit cards and international services. We reimburse our customers for charges for utilization of other banks’ ATM’s up to a maximum of $20 per month.

Competition

The banking business in California, and in our market area, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major financial institutions with many offices operating over a wide geographic area, including institutions based outside of California. The increasingly competitive environment faced by banks is a result primarily of changes in laws and regulations, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. We also compete for loans and deposits with other commercial banks, as well as with finance companies, credit unions, securities and brokerage companies, money market funds and other non-financial institutions. Larger financial institutions offer certain services (such as trust services) that we do not offer directly (but some of which we offer indirectly through correspondent institutions). These institutions also have the ability to finance extensive advertising campaigns, and have the ability to allocate investment assets to regions of highest yield and demand. By virtue of their greater total capitalization, such institutions also have substantially higher lending limits1 than we have. Customers may also move deposits into the equity and bond markets which also compete with us as an investment alternative.

Our ability to compete is based primarily on the basis of relationship, customer service and responsiveness to customer needs. Our “preferred lender” status with the Small Business Administration allows us to approve

[1]

Legal lending limits to each customer are limited to a percentage of a bank’s shareholders’ equity, allowance for loan losses, and capital notes and debentures; the exact percentage depends upon the nature of the loan transaction.

SBA loans faster than many of our competitors. We distinguish ourselves with the availability and accessibility of our senior management to customers and prospects. In addition, our knowledge of our markets and industries assists us in locating, recruiting and retaining customers. Our ability to compete also depends on our ability to continue to attract and retain our senior management and experienced relationship managers. Further, our ability to compete depends in part on our ability to continue to develop and market new products and services, to provide state-of-the-art features in our internet banking and to differentiate our products and services.

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

Employees

As of December 31, 2013, we had 175 full-time employees. Our employees are not represented by any union or other collective bargaining agreement.

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

Executive Officers of the Registrant

The names, ages as of December 31, 2013, recent business experience and positions or offices held by each of the executive officers of the Bank are as follows:

Name and Position Held	Age	Recent Business Experience
David I. Rainer, President, Chief Executive Officer and Chairman of the Board	56	President, Chief Executive Officer and Director of California United Bank since 2005. He became Chairman of the Board in June 2009. He was previously California State President for US Bank and Executive Vice President of Commercial Banking for US Bank, in which capacity he led the commercial banking operations for US Bank in the Western United States, from Colorado to California. In February 1999, Mr. Rainer became President and Chief Executive Officer of Santa Monica Bank which was acquired by US Bank in November 1999. From 1992 to 1999, Mr. Rainer was an executive officer of California United Bank (not related to the current California United Bank), and its successor Pacific Century Bank, N.A., and served as Executive Vice President and then director, President and Chief Executive Officer. Mr. Rainer is a member of the Board of Directors of the Federal Reserve Bank of San Francisco, Los Angeles Branch.

Name and Position Held	Age	Recent Business Experience

Anne A. Williams, Executive Vice President, Chief Operating Officer, Chief Credit Officer and Director	56	Executive Vice President and Chief Credit Officer of California United Bank since 2005. Chief Operating Officer of California United Bank since 2008. Director of California United Bank since January 2009. Prior to joining the Bank, Ms. Williams served as Senior Vice President and Credit Risk Manager for US Bank’s Commercial Banking Market for the State of California. Ms. Williams was previously the Executive Vice President and Chief Credit Officer of Santa Monica Bank, which was acquired by US Bank in November 1999. Prior to joining Santa Monica Bank, Ms. Williams was the Executive Vice President and Chief Credit Officer at California United Bank (and its successor, Pacific Century Bank, N.A.) from 1992 to 1999.

Karen A. Schoenbaum, Executive Vice President and Chief Financial Officer	51	Executive Vice President and Chief Financial Officer of California United Bank since October 2009. Prior to joining the Bank, Ms. Schoenbaum served as Executive Vice President and Interim Chief Financial Officer of Premier Business Bank in Los Angeles. She was previously the Executive Vice President, Chief Financial Officer of California National Bank. Earlier Ms. Schoenbaum was Executive Vice President, Chief Financial Officer and Chief Information Officer of Pacific Century Bank, N.A. (previously California United Bank), a subsidiary of Bank of Hawaii Corporation.

Anita Y. Wolman, Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary	62	Ms. Wolman was appointed Executive Vice President & General Counsel in January 2009. In November 2013 she was appointed Chief Administrative Officer. She previously was Senior Vice President Legal/Compliance beginning in 2005. Prior to joining the Bank, Ms. Wolman was Senior Vice President, General Counsel & Corporate Secretary of California Commerce Bank (Banamex USA). Earlier Ms. Wolman was Executive Vice President, General Counsel & Corporate Secretary of Pacific Century Bank, N.A. (previously California United Bank), a subsidiary of Bank of Hawaii Corporation.

Robert J. Dennen, Senior Vice President, Chief Accounting Officer and Treasurer	61	Mr. Dennen was appointed Senior Vice President and Chief Accounting Officer in October 2009. Prior to that, he served as Chief Financial Officer of CUB from 2005. Before joining CUB he was the Senior Vice President / Chief Financial Officer, Treasurer and Corporate Secretary for Pacific Crest Capital, Inc., and the Senior Vice President / Chief Financial Officer and Treasurer of Pacific Crest Bank.

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

Our profitability, like most financial institutions, is primarily dependent on interest rate differentials (“spreads”). In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on interest-earning assets, such as loans extended to customers and securities held in the investment portfolio, will comprise the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on us cannot be predicted.

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “FRB”). The FRB implements national monetary policies through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The monetary policies of the FRB in these areas influence the growth of loans, investments, and deposits and also affect interest earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact of any future changes in monetary and fiscal policies on us cannot be predicted.

Although economic conditions have improved since the recent economic crisis, certain sectors remain weak and unemployment has improved but remains high compared to pre-recession levels. It is not certain that economic conditions will continue to improve and could worsen. Local governments and many businesses are still experiencing difficulty. While real estate values have improved in many sectors, declines in commercial real estate and housing values could have a negative impact on the value of collateral securing loans. In addition, future federal budget negotiations and the level of United States debt may have a destabilizing effect on financial markets. Europe and other global economies face continued economic stresses including increasing debt levels that could impact the capital markets generally, including the Company’s ability to access capital and the trading price of the Company’s stock.

Additional initiatives may be proposed or introduced before Congress, the California Legislature, and other government bodies in the future. Such proposals, if enacted, may further alter the structure, regulation, and competitive relationship among financial institutions and may subject us to increased supervision and disclosure, compliance costs and reporting requirements. In addition, the various bank regulatory agencies often adopt new rules and regulations and policies to implement and enforce existing legislation. Bank regulatory agencies have been very aggressive in the current economic environment in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management, capital adequacy, compliance and the Bank Secrecy Act, as well as other safety and soundness concerns. The Bank has never been a subject of a regulatory enforcement action. In 2013, the Bank was examined by the California Department of Business Oversight (“DBO”) for safety and soundness, Bank Secrecy Act compliance and information technology. The Bank was examined by the Federal Deposit Insurance Corporation (“FDIC”) in 2013 for consumer compliance and CRA.

It cannot be predicted whether, or in what form, any such legislation or regulatory changes in policy may be enacted or the extent to which the business of the Bank would be affected thereby. In addition, the outcome of examinations, any litigation, or any investigations initiated by state or federal authorities may result in necessary changes in our operations and increased compliance costs.

Securities Registration and Listing

CU Bancorp’s common stock is registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, CU Bancorp is subject to the information, proxy solicitation, insider trading, corporate governance, and other disclosure requirements and restrictions of the Exchange Act, as well as the Securities Act of 1933 (the “Securities Act”), both administered by the SEC. We are required to file annual, quarterly and other current reports with the SEC. The SEC maintains an internet site, http://www.sec.gov, at which all forms accessed electronically may be accessed. Our SEC filings are also available on our website at www.cubancorp.com.

Our securities are listed on the NASDAQ Capital Market and trade under the symbol “CUNB”. As a company listed on the NASDAQ Capital Market, CU Bancorp is subject to NASDAQ standards for listed companies. CU Bancorp is also subject to the Sarbanes-Oxley Act of 2002, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other issues, require executive certification of financial presentations, corporate governance requirements for board audit and compensation committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow shareholders and investors to more easily and efficiently monitor the performance of companies and their directors.

Corporate Governance

Pursuant to the Sarbanes-Oxley Act of 2002 (“SOX”), publicly-held companies such as the Company have significant requirements, particularly in the area of external audits, financial reporting and disclosure, conflicts of interest, and corporate governance. The Dodd-Frank Act has added new corporate governance and executive compensation requirements, including mandated resolutions for public company proxy statements such as an advisory vote on executive compensation, expanding disclosures for all public companies soliciting proxies and new stock exchange listing standards.

However, CU Bancorp is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 ( the “JOBS Act”) and as a result, we are not yet subject to all of these regulations. CU Bancorp also will not be subject to certain requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the additional level of review of its internal control over financial reporting as may occur when outside auditors attest as to its internal control over financial reporting. The Bank is subject to an additional level of review of its internal controls over financial reporting under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).

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

Recent Legislation and Regulation

Dodd Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) financial reform legislation significantly revised and expanded the rulemaking, supervisory and enforcement authority of the federal bank regulatory agencies. The numerous rules and regulations promulgated pursuant to Dodd-Frank are likely to significantly impact our operations and compliance costs. Certain provisions of Dodd-Frank are now effective and have been fully implemented, including the revisions in the deposit insurance assessment base for FDIC insurance and the permanent increase in deposit insurance coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of barriers to interstate branching and required disclosure and shareholder advisory votes on executive compensation. Action in 2013 to implement the final Dodd-Frank provisions included (i) final new capital rules, (ii) a final rule to implement the so called Volcker rule restrictions on certain proprietary trading and investment activities and (iii) final rules and increased enforcement action by the Consumer Finance Protection Bureau (“CFPB”).

New Financial Institution Capital Rules

In July 2013, the federal bank regulatory agencies adopted final regulations which revised their risk-based and leverage capital requirements for banking organizations to meet requirements of Dodd –Frank and to implement international agreements reached by the Basel Committee on Banking Supervision intended to improve both the quality and quantity of banking organizations’ capital (“Basel III”). Dodd-Frank requires the FRB to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased in basis to all banking organizations, including the Company and the Bank. Our capital ratios may affect our ability to pay dividends. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividends” and Note 23, Regulatory Matters, of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

The following are among the new requirements that will be phased in beginning January 1, 2015:

•	An increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets

•	A new category and a required 4.50% of risk-weighted assets ratio is established for “common equity Tier 1” (“CET1”) as a subset of Tier 1 capital limited to common equity

•	A minimum non-risk-based leverage ratio is set at 4.00% eliminating a 3.00% exception for higher rated banks

•

Changes in the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities

•

A new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in beginning January 2016 at 0.625% of risk-weighted assets until fully implemented in January 2019. This conservation buffer level must be met to avoid limitations the ability of the Company and/or Bank to pay dividends, repurchase shares or pay discretionary bonuses

•

The risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures

•	An additional “countercyclical capital buffer” is required for larger and more complex institutions

Including the capital conservation buffer of 2.5% above the new regulatory minimum capital ratios established under the new final capital rule would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. We do not expect the countercyclical capital buffer to be applicable to the Company or the Bank.

The final rules also revise the prompt corrective action framework that will be effective on January 1, 2015. Under the new prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

Under Dodd Frank, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. CU Bancorp assumed approximately $12.4 million of junior subordinated debt securities issued to various business trust subsidiaries of Premier Commercial Bancorp and funded through the issuance of approximately $12.0 million of floating rate capital trust preferred securities. Because CU Bancorp has less than $15 billion in assets, the trust preferred securities that CU Bancorp assumed from Premier Commercial Bancorp will continue to be included in Tier 1 capital, subject to a limit of 25% of Tier 1 capital elements.

While the new final capital rule sets higher regulatory capital standards for the Company and the Bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of the new capital rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends and require the raising of additional capital.

While the Company is currently evaluating the final rules and their expected impact on the Company, based upon a preliminary assessment we believe the Company’s and Bank’s current capital levels at December 31, 2013 would equal or exceed these minimum capital requirements, including the capital conservation buffer if they were in effect on that date.

Final Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of Dodd-Frank commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities, including the Company and the Bank, will be restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules will become effective on April 1, 2014. Certain collateralized debt obligations (“CDO”) securities backed by trust preferred securities were initially defined as covered funds subject to the investment prohibitions of the final rule. Action taken by the Federal Reserve in January 2014 exempted many such securities to address the concern that many community banks holding such CDOs securities may have been required to recognize losses on those securities.

The Company and the Bank held no investment positions at December 31, 2013 which were subject to the final rule. Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

Bureau of Consumer Financial Protection

The Dodd-Frank Act established a new Bureau of Consumer Financial Protection (“CFPB”) as an independent entity within the Federal Reserve with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. In addition to its rule making authority, the CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. For banks like CUB, enforcement of CFPB regulations and examination of compliance with CFPB regulations continue to be the primary obligation of the FDIC and the DBO. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and gives state attorneys general the ability to enforce federal consumer protection laws.

The Dodd-Frank Act impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time.

Significant recent CFPB developments that may affect the Bank’s operations and compliance costs include:

•

The issuance of final rules for residential mortgage lending, which became effective January 10, 2014, including definitions for “qualified mortgages” and detailed standards by which lenders must satisfy themselves of the borrower’s ability to repay the loan and revised forms of disclosure under the Truth in Lending Act and the Real Estate Settlement Procedures Act

•	The issuance of a policy report on arbitration clauses which could result in the restriction or prohibition of lenders including arbitration clauses in consumer financial services contracts

•	Actions taken to regulate and supervise credit bureaus and debt collections

•

Positions taken by CFPB on fair lending, including applying the disparate impact theory in auto financing, which could make it harder for lenders to charge different rates or apply different terms to loans to different customers.

As the Bank does not currently originate residential mortgages, it is not expected that the new CFPB rules with regard to residential mortgage lending will have a substantial impact on the Bank or its operations.

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

An “emerging growth company” may choose not to hold shareholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). Finally, an emerging growth company may elect to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. At inception, CU Bancorp elected to take advantage of the benefits of this extended transition period to comply with new or amended accounting pronouncements in the same manner as a private company, although prior to 2013 there were no such accounting pronouncements. However during 2013, the Company “opted-in” to compliance with new or amended accounting pronouncements in the same fashion as other public companies. As a result, for the year ended December 31, 2013, the Company’s financial statements are comparable to companies which complied with such new or revised accounting standards when originally effective.

Dividends

It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. The Federal Reserve has also discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

The terms of our Subordinated Debentures also limit our ability to pay dividends on our common stock. If we are not current in our payment of dividends in our payment of interest on our Subordinated Debentures, we may not pay dividends on our common stock.

California law additionally limits the Company’s ability to pay dividends. A corporation may make a distribution/dividend from retained earnings to the extent that the retained earnings exceed (a) the amount of the distribution plus (b) the amount if any, of dividends in arrears on shares with preferential dividend rights. Alternatively a corporation may make a distribution/dividend, if, immediately after the distribution, the value of its assets equals or exceeds the sum of (a) its total liabilities plus (b) the liquidation preference of any shares which have a preference upon dissolution over the rights of shareholders receiving the distribution/dividend.

The Bank is a legal entity that is separate and distinct from its holding company. The Company is dependent on the performance of the Bank for funds which may be received as dividends from the Bank for use in the operation of the Company and the ability of the Company to pay dividends to shareholders. Subject to the regulatory restrictions which currently further restrict the ability of the Bank to declare and pay dividends, future cash dividends by the Bank will depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. When effective, the new minimum capital rule may restrict dividends by the Bank if the additional capital conservation buffer is not achieved.

The powers of the board of directors of the Bank to declare a cash dividend to the Company is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the DBO in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year.

Regulatory Capital

Current Capital Adequacy Guidelines

Bank holding companies and banks are currently subject to various regulatory capital requirements administered by state and federal banking agencies which apply until the increased capital requirements of the new capital rules are effective and fully phased in. (See “Recent Legislation and Regulations” above.) Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. At December 31, 2013, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for being considered “well capitalized” institutions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.”

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

The currently effective risk-based capital guidelines of the regulatory agencies were based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Bank Supervision (“Basel Committee”), a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines, which each country’s supervisors can use to determine the supervisory policies they apply to their home jurisdiction. In 2004 the Basel Committee proposed a new capital accord (“Basel II”) to replace Basel I that provided approaches for setting capital standards for credit risk and capital requirements for operational risk and refining the existing capital requirements for market risk exposures. U.S. banking regulators published a final rule for Basel II implementation requiring banks with over $250 billion in consolidated total assets. However, a definitive rule was not issued and instead the new capital rules to implement Basel III were first proposed in 2010.

Qualifying capital is classified depending on the type of capital:

•

“Tier 1 capital” currently includes common equity and trust preferred securities, subject to certain criteria and quantitative limits. Accordingly, the capital received from trust preferred offerings qualifies as Tier 1 capital, within certain limits, but is subject to the new provisions of Dodd Frank. Under Dodd Frank, depository institution holding companies with more than $15 billion in total consolidated assets as of December 31, 2009, will no longer be able to include trust preferred securities as Tier 1 regulatory capital after the end of a 3-year phase-out period beginning 2013, and would need to replace any outstanding trust preferred securities issued prior to May 19, 2010 with qualifying Tier 1 regulatory capital during the phase-out period. For institutions with less than $15 billion in total consolidated assets such as the Company, existing trust preferred capital issued prior to 2010 will still qualify as Tier 1.

•

“Tier 2 capital” includes hybrid capital instruments, other qualifying debt instruments, a limited amount of the allowance for credit losses, and a limited amount of unrealized holding gains on equity securities. Following the phase-out period under Dodd Frank, trust preferred securities will be treated as Tier 2 capital for institutions with more than $15 billion in total consolidated assets.

•	“Tier 3 capital” consists of qualifying unsecured debt. The sum of Tier 2 and Tier 3 capital may not exceed the amount of Tier I capital.

Under the current capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least 10%, 6% and 5%, respectively. There is currently no Tier 1 leverage requirement for a holding company to be deemed well-capitalized. At December 31, 2013, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized”.

CU Bancorp and California United Bank Capital

The following table sets forth the regulatory capital guidelines and the actual capitalization levels for the Company and the Bank as of December 31, 2013:

	Adequately Capitalized	Well- Capitalized	CU Bancorp	California United Bank
	(greater than or equal to)
Total Risk-Based Capital Ratio	8.0%	10.0%	12.8%	12.0%
Tier 1 Risk-Based Capital Ratio	4.0%	6.0%	11.8%	11.0%
Tier 1 Leverage Capital Ratio	4.0%	5.0%	9.6%	8.9%

The federal banking agencies have required many banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed well capitalized and may therefore be subject to restrictions on taking brokered deposits.

The Company and the Bank are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and that are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. Federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant. As of December 31, 2013, both the Bank’s and the Company’s leverage capital ratios exceeded regulatory minimums.

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

See the discussion under “Recent Legislation and Regulations – New Financial Institution Capital Rules” above for further detail on new capital rules adopted by federal regulatory agencies.

Bank Holding Company Regulation

As a bank holding company, CU Bancorp is registered with and subject to regulation by the Federal Reserve Board (“FRB”) under the Bank Holding Company Act of 1956, as amended, or the BHCA. CU Bancorp is also a bank holding company within the meaning of Section 1280 of the California Financial Code and is subject to examination by, and may be required to file reports with, the DBO.

FRB policy historically has required bank holding companies to act as a source of financial strength to their bank subsidiaries and to commit capital and financial resources to support those subsidiaries in circumstances where it might not otherwise do so. Dodd-Frank codified this policy as a statutory requirement. Under this requirement, CU Bancorp is expected to commit resources to support the Bank, including at times when we may not be in a financial position to do so. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to such a commonly controlled institution.

Under the BHCA, we are subject to periodic examination by the FRB. We are also required to file with the FRB periodic reports of our operations and such additional information regarding the Company and its subsidiaries as the FRB may require. We are also subject to examination by the DBO and are required to file reports with the DBO.

Pursuant to the BHCA, we are required to obtain the prior approval of the FRB before we acquire all or substantially all of the assets of any bank or ownership or control of voting shares of any bank if, after giving effect to such acquisition, we would own or control, directly or indirectly, more than 5 percent of such bank. In connection with such transactions the FRB is required to consider certain competitive, management, financial, anti-money laundering compliance and other impacts.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Pursuant to GLBA and Dodd-Frank, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of a bank holding company must be well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the Community Redevelopment Act (“CRA”), which requires banks to help meet the credit needs of the communities in which they operate. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. CU Bancorp has not elected financial holding company status and has not engaged in any activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature.

Banking subsidiaries of bank holding companies are also subject to certain restrictions imposed by federal and state law in dealings with their holding companies and other affiliates, specifically under Sections 23A and 23B of the Federal Reserve Act and FRB Regulation W (and similar state statutes). Subject to certain exceptions set forth in the Federal Reserve Act, a bank can make a loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, accept securities of an affiliate as collateral for a loan or extension of credit to any person or company, issue a guarantee or accept letters of credit on behalf of an affiliate only if the aggregate amount of the above transactions of such subsidiary does not exceed 10 percent of such subsidiary’s capital stock and surplus on an individual basis or 20 percent of such subsidiary’s capital stock and surplus on an aggregate basis. Such transactions must be on terms and conditions that are consistent with safe and sound banking practices and on terms no less favorable than those available from unaffiliated persons. A bank holding company banking subsidiary may not purchase a “low-quality asset,” as that term is defined in the Federal Reserve Act, from an affiliate. Such restrictions also prevent a holding company and its other affiliates from borrowing from a banking subsidiary of the holding company unless the loans are secured by collateral. Dodd-Frank significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization.

Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.

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

Subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 or as we will refer to as the Exchange Act, or no other person will own a greater percentage of that class of voting securities immediately after the acquisition. Our common stock is registered under Section 12 of the Exchange Act. Under California law, a person or entity proposing to directly or indirectly acquire control of a California bank must also obtain permission from the DBO. California statutes define “control” as either (i) indirectly or directly owning, controlling or having power to vote 25% or more of the voting securities of a bank; or (ii) to direct or cause the direction of the management and policies of a person, whether through the ownership of voting securities, by contract (other than a commercial contract for goods or non-management services), or otherwise; provided, however, that no individual shall be deemed to control a person solely on account of being a director, officer, or employee of such person. For purposes of paragraph (ii), a person who, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10 percent or more of the then outstanding voting securities issued by another person is presumed to control such other person.

The Federal Reserve maintains a policy statement on minority equity investments in banks and bank holding companies, that generally permits investors to (i) acquire up to 33 percent of the total equity of a target bank or bank holding company, subject to certain conditions, including (but not limited to) that the investing firm does not acquire 15 percent or more of any class of voting securities, and (ii) designate at least one director, without triggering the various regulatory requirements associated with control. As a bank holding company, we are required to obtain prior approval from the Federal Reserve before (i) acquiring all or substantially all of the assets of a bank or bank holding company, (ii) acquiring direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless we own a majority of such bank’s voting shares), or (iii) merging or consolidating with any other bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act of 1977. In its most recent examination of its CRA activities the Bank received an “Outstanding” rating.

Stock Redemptions and Repurchases

It is an essential principle of safety and soundness that a banking organization’s redemption and repurchases of regulatory capital instruments, including common stock, from investors be consistent with the organization’s current and prospective capital needs. In assessing such needs, the board of directors and management of a bank holding company should consider the Dividend Factors discussed previously under “Dividends”. The risk-based capital rule directs bank holding companies to consult with the Federal Reserve before redeeming any equity or other capital instrument included in Tier 1 or Tier 2 capital prior to stated maturity, if such redemption could have a material effect on the level or composition of the organization’s capital base. Bank holding companies experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the appropriate Federal Reserve supervisory staff before redeeming or repurchasing common stock or other regulatory capital instruments for cash or other valuable consideration. Similarly, any bank holding company considering expansion, either through acquisitions or through new activities, also generally must consult with the appropriate Federal Reserve supervisory staff before redeeming or repurchasing common stock or other regulatory capital instruments for cash or other valuable consideration. In evaluating the appropriateness of a bank holding company’s proposed redemption or repurchase of capital instruments, the Federal Reserve will consider the potential losses that the holding company may suffer from the prospective need to increase reserves and write down assets from continued asset deterioration and the holding company’s ability to raise additional common stock and other Tier 1 capital to replace capital instruments that are redeemed or repurchased. A bank holding company must inform the FRB of a redemption or repurchase of common stock or perpetual preferred stock for cash or other value resulting in a net reduction of the bank holding company’s outstanding amount of common stock or perpetual preferred stock below the amount of such capital instrument outstanding at the beginning of the quarter in which the redemption or repurchase occurs. In addition, a bank holding company must advise the FRB sufficiently in advance of such redemptions and repurchases to provide reasonable opportunity for supervisory review and possible objection should the Federal Reserve determine a transaction raises safety and soundness concerns.

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

Imposition of Liability for Undercapitalized Subsidiaries

FDICIA requires bank regulators to take “prompt corrective action” to resolve problems associated with insured depository institutions. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company “having control of” the undercapitalized institution “guarantees” the subsidiary’s compliance with the capital restoration plan until it becomes “adequately capitalized.” For purposes of this statute, the holding company has control of the Bank. Under FDICIA, the aggregate liability of all companies controlling a particular institution is limited to the lesser of five percent of the depository institution’s total assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with applicable capital standards. FDICIA grants greater powers to bank regulators in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior FRB approval of proposed distributions, or might be required to consent to a merger or to divest the troubled institution or other affiliates.

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

Bank Regulation

The Bank, as a California state-chartered bank, is subject to primary supervision and examination by the DBO, as well as the FDIC. Under the Federal Deposit Insurance Act (“FDI Act”) and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or subsidiaries of bank holding companies. Further, pursuant to amendments enacted by the Gramm-Leach-Bliley Act (“GLBA”), California banks may conduct certain “financial” activities in a subsidiary to the same extent as may a national bank, provided the bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the Community Reinvestment Act (“CRA”), which requires banks to help meet the credit needs of the communities in which they operate. The Bank currently has no financial subsidiaries.

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

California banks are also subject to various federal statutes and regulations including Federal Reserve Regulation O, Federal Reserve Act Sections 23A and 23B and Regulation W and similar state statutes, which restrict or limit loans or extensions of credit to “insiders”, including officers, directors and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties. Dodd-Frank expanded definitions and restrictions on transactions with affiliates and insiders under Section 23A and 23B and also lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2013, the Bank was in compliance with the FHLB’s stock ownership requirement and our investment in FHLB capital stock totaled $4.7 million.

In addition to the foregoing, the following summary identifies some of the more significant laws, regulations, and policies that affect our operations; it is not intended to be a complete listing or description of all laws and regulations that apply to us and is qualified in its entirety by reference to the applicable laws and regulations.

Supervision and Enforcement Authority

The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate exposure; (5) asset growth and asset quality; and (6) compensation, fees and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DBO or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DBO and the FDIC, and separately the FDIC, as insurer of the Bank’s deposits, have residual authority to:

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

•	Require prior approval of senior executive officer or director changes; remove officers and directors and assess civil monetary penalties; and

•	Terminate FDIC insurance, revoke the charter and/or take possession of and close and liquidate the Bank or appoint the FDIC as receiver.Prompt Corrective Action Authority

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

Loans to One Borrower

With certain limited exceptions, the maximum amount that a California bank may lend to any borrower at any one time (including the obligations to the bank of certain related entities of the borrower) may not exceed 25 percent (and unsecured loans may not exceed 15 percent) of the bank’s stockholders’ equity, allowance for loan loss, and any capital notes and debentures of the bank. The Bank by policy has lower “house limits” that it generally will not exceed without the approval of the Chief Credit Officer and the Chief Executive Officer.

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

The California Financial Code and DBO regulations adopt and apply Regulation O to the Bank and provide additional limitations on loans to affiliates.

Concentration in Commercial Real Estate Lending

As a part of its regulatory oversight, the federal regulators have issued guidelines on sound risk management practices to address a financial institution’s concentrations in commercial real estate (“CRE”) lending activities. The guidelines identify certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis surrounding the institution’s CRE concentration risk. The guidelines are designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the guidelines establish two concentration levels. First, a concentration is deemed to exist if the institution’s total construction, land development and other land loans represent 100 percent or more of total risk-based capital (“CRE 1 Concentration”). Second, a concentration will be deemed to exist if total loans for construction, land development and other land and loans secured by multifamily and non-owner occupied, non-farm, non-residential properties (excluding loans secured by owner-occupied properties) represent 300% or more of total risk-based capital (“CRE 2 Concentration”) and the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 month period. As of December 31, 2013, the Bank’s CRE 1 Concentration level was 34.7 percent and the Bank’s CRE 2 Concentration level was 274.9 percent, pursuant to guidelines and definitions promulgated by regulatory agency dealing with commercial real estate concentrations. We have concluded that we do not have a concentration in commercial real estate lending under the foregoing standards at this time.

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

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. Pursuant to Dodd-Frank, the maximum deposit insurance amount has been permanently increased to $250,000 per depositor. As required by Dodd-Frank, the FDIC adopted a DIF restoration plan which became effective on January 1, 2011. Among other things, the plan: (1) raises the minimum designated reserve ratio, which the FDIC is required to set each year, to 1.35 percent (from the former minimum of 1.15 percent) and removes the upper limit on the designated reserve ratio (which was formerly capped at 1.5 percent) and consequently on the size of the fund; (2) requires that the fund reserve ratio reach 1.35 percent by 2020; (3) eliminates the requirement that the FDIC provide dividends from the fund when the reserve ratio is between 1.35 percent and 1.5 percent; and (4) continues the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5 percent, but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. The FDI Act continues to require that the FDIC’s Board of Directors consider the appropriate level for the designated reserve ratio annually and, if changing the designated reserve ratio, engage in notice-and-comment rulemaking before the beginning of the calendar year. The FDIC has set a long-term goal of getting its reserve ratio up to 2% of insured deposits by 2027

On February 7, 2011, the FDIC approved a final rule, as mandated by Dodd-Frank, changing the deposit insurance assessment system from one that is based on total domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the final rule creates a scorecard-based assessment system for larger banks (those with more than $10 billion in assets) and suspends dividend payments if the DIF reserve ratio exceeds 1.5 percent, but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. Larger insured depository institutions will likely pay higher assessments to the DIF than under the old system. Additionally, the final rule includes an adjustment for depository institution debt whereby an institution would pay an additional premium equal to 50 basis points on every dollar of long-term, unsecured debt held as an asset that was issued by another insured depository institution to the extent that all such debt exceeds 3 percent of the other insured depository institution’s Tier 1 capital. The new rule became effective for the quarter beginning April 1, 2011. In 2013 our FDIC insurance assessment was $880,000.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DBO.

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

Audit Requirements

The Bank is required to have an annual independent audit, alone or as a part of its bank holding company’s audit, and to prepare all financial statements in accordance with U.S. generally accepted accounting principles. The holding company has an annual independent audit; the Bank does not have a separate independent audit. CU Bancorp’s Audit and Risk Committee serves as the Audit Committee for the Bank and is composed entirely of independent directors. As required by NASDAQ, CU Bancorp has certified that its audit committee has adopted a formal written charter and meets the requisite number of directors, independence, and qualification standards. The combined Audit Committee meets NASDAQ and bank regulatory agency requirements.

Under the Sarbanes-Oxley Act, Management is required to assess the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2013. These assessments are included in Part II — Item 9A — “Controls and Procedures.”

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

Community Reinvestment Act

Under the Community Reinvestment Act of 1977 (“CRA”), the Bank has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities and to take that record into account in its evaluation of certain applications by such institution, such as applications for charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions or engage in certain activities pursuant to the GLB Act. An unsatisfactory rating may be the basis for denying the application. Based on its most recent examination report in 2013, the Bank received an overall CRA rating of “Outstanding”, the highest rating possible.

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

Available Information

We maintain an Internet website for CU Bancorp at www.cubancorp.com and a website for CUB at www.californiaunitedbank.com. At www.cubancorp.com and via the “Investor Relations” link at the Bank’s website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of the Company’s filings on the SEC site. These documents may also be obtained in print upon request by our stockholders to our Investor Relations Department.

We have adopted a written code of ethics that applies to all directors, officers and employees of the Company, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder. The code of ethics, which we call our Principles of Business Conduct and Ethics, is available on our corporate website, www.cubancorp.com in the section entitled “Corporate Governance.” In the event that we make changes in, or provide waivers from, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate website in such section. In the Corporate Governance section of our corporate website, we have also posted the charters for our Audit and Risk Committee and our Compensation, Nominating and Corporate Governance Committee. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our website.

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

RISKS RELATED TO THE BANKING INDUSTRY

Difficult Economic and Market Conditions Have Adversely Affected Our Industry

Our financial performance generally, and the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of the collateral securing those loans, is highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. Although the U.S. and local economy continues to show modest signs of improvement, certain sectors, remain soft, and unemployment, although improved, remains high in general and in the markets in which we operate. Local governments and many businesses are still experiencing serious difficulties. In addition, concerns about the performance of international economies, including the potential impact of European debt and economic conditions in Asia, can impact the economy here in the United States. These economic pressures on consumers and businesses may adversely affect our business, financial condition, results of operations and stock price. In particular, we may face the following risks in connection with these events:

•	Current deadlock in Congress and failure to address systemic issues.

•

Our banking operations are concentrated primarily in southern California. The State of California has experienced significant fiscal challenges the long-term effects of which on the State’s economy cannot be predicted. Further deterioration of the economic conditions in Southern California could impair borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, and erode the value of loan collateral. These conditions could increase the amount of our non-performing assets and have an adverse effect on our efforts to collect our non-performing loans or otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us, if at all, and could also cause a decline in demand for our products and services, or a lack of growth or a decrease in deposits, any of which may cause us to incur losses, adversely affect our capital, and hurt our business.

U.S. Financial Markets and Economic Conditions Could Adversely Affect Our Liquidity, Results of Operations and Financial Condition

In the past, the impact of adverse economic events has been particularly acute in the financial sector. Although the Company is well-capitalized and has not suffered any liquidity issues as a result of these events, the cost and availability of funds may be adversely impacted and the demand for our products and services may decline if the recovery from the recession does not continue. In view of the concentration of our operations and the collateral securing our loan portfolio in Southern California, we may be particularly susceptible to adverse economic conditions in the state of California.

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

A Downgrade in the U.S. Government’s Sovereign Credit Rating, or in the Credit Ratings of Instruments Issued, Insured or Guaranteed by Related Institutions, Agencies or Instrumentalities, Could Result in Risks to Us and General Economic Conditions

On June 10, 2013, S&P reaffirmed its government bond rating of the U.S. at AA+, while also raising its outlook from “Negative” to “Stable.” On July 18, 2013, Moody’s reaffirmed the government bond rating of the U.S. at Aaa, while raising the outlook from “Negative” to “Stable.” On October 15, 2013, however, Fitch placed its AAA rating of U.S. government debt on “Ratings Watch Negative.” While the risk of a sovereign credit ratings downgrade of the U.S. government, including the rating of U.S. Treasury securities, has been reduced, the possibility still remains. It is foreseeable that the ratings and perceived creditworthiness of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government could also be correspondingly affected by any such downgrade. Instruments of this nature are key assets on the balance sheets of financial institutions, including us, and are widely used as collateral by financial institutions to meet their day-to-day cash flows in the short-term debt market.

Further Disruptions in The Real Estate Market Could Materially and Adversely Affect Our Business

In conjunction with the recent financial crisis, the real estate market experienced a slow-down due to negative economic trends and credit market disruption. While recovery in Southern California real estate appears to be holding, the long-term impact cannot be quantified. At December 31, 2013, 50% and 5% of our total gross loans were comprised of commercial real estate and real estate construction loans, respectively. Of the commercial real estate loans, 42% was owner-occupied. Any further downturn in the real estate market could materially and adversely affect our business because a significant portion of our loans are secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on loans. Substantially all of our real property collateral is located in Southern California. If there is an additional decline in real estate values, especially in Southern California, the collateral for our loans would provide less security. Real estate values could be affected by, among other things, a worsening of economic conditions, an increase in foreclosures, a decline in home sale volumes, an increase in interest rates, continued high levels of unemployment, drought, earthquakes, brush fires and other natural disasters particular to California.

Additional Requirements Imposed by the Dodd-Frank Act and Related Regulation Could Adversely Affect Us

Recent government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements, including expansive financial services regulatory reform legislation. The Dodd-Frank Act provided for sweeping regulatory changes including the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment; the requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries; enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks; additional corporate governance and executive compensation requirements; enhanced financial institution safety and soundness regulations, revisions in FDIC insurance assessment fees and a permanent increase in FDIC deposit insurance coverage to $250,000; authorization for financial institutions to pay interest on business checking accounts; and the establishment of new regulatory bodies, such as the Bureau of Consumer Financial Protection and the Financial Services Oversight Counsel, to identify emerging systemic risks and improve interagency cooperation. Many of the provisions remain subject to final rulemaking and/or implementation. Accordingly, we cannot fully assess its impact on our operations and costs until final regulations are adopted and implemented.

Current and future legal and regulatory requirements, restrictions, and regulations, including those imposed under Dodd-Frank, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations, may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and related regulations and may make it more difficult for us to attract and retain qualified executive officers and employees.

We May Become Subject To More Stringent Capital Requirements

In July 2013 U.S. federal bank regulators jointly adopted final regulations which revised their risk-based and leverage capital requirements for banking organizations including banks and bank holding companies, as required by the Dodd-Frank Act. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased-in basis to all banking organizations, including the Company and the Bank. Increased regulatory capital requirements (and the associated compliance costs) may impact our ability to pay dividends and may have a material adverse effect on our business, liquidity, financial condition and results of operations.

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

We are subject to extensive laws, regulations and supervision, and may become subject to future laws, regulations and supervision, if any, that may be enacted, which could limit or restrict our activities, may hamper our ability to increase our assets and earnings, and could adversely affect our profitability.

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

Generally, the interest rates on our interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent, or on the same basis. Even assets and liabilities with similar maturities or periods of re-pricing may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in general market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in general market rates. Certain assets, such as adjustable rate loans, may have features that limit changes in interest rates on a short-term basis such as floors.

During the third quarter of 2013, the Federal Reserve reaffirmed that a highly accommodative monetary policy will remain in effect for a considerable time after its asset purchase program ends and the economic recovery strengthens. Accordingly, the Federal Reserve conveyed that it anticipates maintaining key interest rates at exceptionally low levels, at least as long as the unemployment rate remains above 6.5% and its long-term inflation goals are not met. A persistent low interest rate environment likely will adversely affect the interest income we earn on loans and investments.

We seek to minimize the adverse effects of changes in interest rates by structuring our asset-liability composition to obtain the maximum spread. We use interest rate sensitivity analysis and a simulation model to assist us in managing asset-liability composition. However, such management tools have inherent limitations that impair their effectiveness. There can be no assurance that we will be successful in minimizing the adverse effects of changes in interest rates.

The Fiscal and Monetary Policies Of the Federal Government and Its Agencies Could Have a Material Adverse Effect On Our Earnings.

The Federal Reserve regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin. They can also materially decrease the value of financial assets we hold. Federal Reserve policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans, or could adversely create asset bubbles which result from prolonged periods of accommodative policy, and which in turn result in volatile markets and rapidly declining collateral values. Changes in Federal Reserve policies are beyond our control and difficult to predict; consequently, the impact of these changes on our activities and results of operations is difficult to forecast.

Inflation and Deflation May Adversely Affect Our Financial Performance

The Consolidated Financial Statements and related financial data presented in this report have been prepared in accordance with accounting principles generally accepted in the United States. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation or deflation. The primary impact of inflation on our operations is reflected in increased operating costs. Conversely, deflation will tend to erode collateral values and diminish loan quality. Virtually all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the general levels of inflation or deflation

The Company Has Liquidity Risk

Liquidity risk is the risk that the Company will have insufficient cash or access to cash to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. The Company mitigates liquidity risk by establishing and accessing lines of credit with various financial institutions and having back-up access to the brokered Certificate of Deposits “CD’s” markets (which it has not utilized other than on a testing basis). Results of operations could be affected if the Company were unable to satisfy current or future financial obligations. See Part II, Item 7, “Liquidity” for more information.

Severe Weather, Natural Disasters, Acts of War or Terrorism and Other External Events Could Significantly Impact the Company’s Business

Severe weather, drought, fire, natural disasters such as earthquakes, or tsunamis, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Bank’s deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

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

On December 20, 2012, the FASB issued for public comment a Proposed ASU, Financial Instruments-Credit Losses (Subtopic 825-15) (the Credit Loss Proposal), that would substantially change the accounting for credit losses under U.S. GAAP. Under U.S. GAAP’s current standards, credit losses are not reflected in the financial statements until it is probable that the credit loss has been incurred. Under the Credit Loss Proposal, an entity would reflect in its financial statements its current estimate of credit losses on financial assets over the expected life of each financial asset. The Credit Loss Proposal, if adopted as proposed, may have a negative impact on our reported earnings, capital, regulatory capital ratios, as well as on regulatory limits which are based on capital (e.g., loans to one borrower) since it would accelerate the recognition of estimated credit losses.

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

California’s Current Drought may Impact the Economy

At December 31, 2013, California was experiencing a severe drought in all areas of the state. The DBO has indicated that University of California models indicate the 2014 drought could cause revenue losses of $1.6 billion with the overall impact on the economy exceeding $5 billion. While we do not have a portfolio of agricultural loans which would be most impacted by the drought, it is possible that the overall economy of California may be negatively impacted by the impact of this drought and lack of water or cost, for various businesses and applications which could have a negative impact on the Company’s results, loan quality and collateral.

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

As discussed previously, in July 2013 U.S. federal bank regulators jointly adopted final regulations which revised their risk-based and leverage capital requirements for banking organizations including banks and bank holding companies, as required by the Dodd-Frank Act. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased-in basis to all banking organizations, including the Company and the Bank. These rules may result in increased regulatory capital requirements (and the associated compliance costs) for the Company and the Bank which could have a material adverse effect on our business, liquidity, financial condition and results of operations.

Limits on Our Ability to Lend

The Bank’s legal lending limit as of December 31, 2013 was approximately $33.9 million for secured loans and $20.4 million for unsecured loans. While we believe we can accommodate the needs of substantially all of our target market, we compete with many financial institutions with larger lending limits.

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

BUSINESS STRATEGY RISK

We Compete Against Larger Banks and Other Institutions

We face substantial competition for deposits and loans in our market place. Competition for deposits primarily come from other commercial banks, savings institutions, thrift and loan associations, money market and mutual funds and other investment alternatives. Competition for loans come from other commercial banks, savings institutions, mortgage banking firms, thrift and loan associations and other financial intermediaries. Our larger competitors, by virtue of their larger capital resources, have substantially greater lending limits than we have. They also provide certain services for their customers, including trust and international banking, which we only are able to offer indirectly through our correspondent relationships. In addition, they have greater resources and are able to offer longer maturities on fixed rate loans.

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

There are Risks Related to Acquisitions

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

There are risks associated with any such expansion. These risks include, among others, incorrectly assessing the asset quality of a bank acquired in a particular transaction, encountering greater than anticipated costs in integrating acquired businesses, facing resistance from customers or employees, being unable to profitably deploy assets acquired in the transaction or litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition or resulting from the acquisition. Our earnings, financial condition, and prospects after a merger or acquisition depend in part on our ability to successfully integrate the operations of the acquired company. We may be unable to integrate operations successfully or to achieve expected cost savings. Any cost savings which are realized may be offset by losses in revenues or other charges to earnings. To the extent we issue capital stock in connection with additional transactions, if any, these transactions and related stock issuances may have a dilutive effect on earnings per share and share ownership.

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

Issuing Additional Shares Of Our Common Stock To Acquire Other Banks and Bank Holding Companies May Result In Dilution For Existing Shareholders and May Adversely Affect the Market Price Of Our Stock.

In connection with our growth strategy, we have issued, and may issue in the future, shares of our common stock to acquire additional banks or bank holding companies that may compliment our organizational structure. Resales of substantial amounts of common stock in the public market and the potential of such sales could adversely affect the prevailing market price of our common stock and impair our ability to raise additional capital through the sale of equity securities. We usually must pay an acquisition premium above the fair market value of acquired assets for the acquisition of banks or bank holding companies. Paying this acquisition premium, in addition to the dilutive effect of issuing additional shares, may also adversely affect the prevailing market price of our common stock.

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

Our Decisions Regarding the Fair Value of Assets Acquired Could Be Different Than Initially Estimated Which Could Materially and Adversely Affect Our Business, Financial Condition, Results of Operations, and Future Prospects

We acquired portfolios of loans in the Premier Commercial Bancorp and California Oaks State Bank acquisitions. Although these loans were marked down to their estimated fair value pursuant to FAS 141R, there is no assurance that the acquired loans will not suffer further deterioration in value resulting in additional charge-offs. The fluctuations in national, regional and local economic conditions may increase the level of charge-offs in the loan portfolio that we acquired from Premier Commercial Bancorp and California Oaks State Bank and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition, even if other favorable events occur.

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

Our Growth Strategy Involves Risks That May Adversely Impact Our Net Income

We are pursuing a growth strategy which depends primarily on generating an increasing level of loans and deposits at acceptable risk levels. While we believe we have established the infrastructure for such growth, it is possible that we may not be able to sustain such growth without acquiring additional personnel, additional new locations or more products. Except as previously discussed, we have no current plans to do so. If strategic opportunities present themselves, we may expand in or adjacent to our current market by opening or acquiring offices, or we may make strategic acquisitions of personnel or other financial institutions. This expansion may require significant investments in equipment, technology, personnel and site locations. We cannot assure you of our success in implementing our growth strategy without corresponding increases in our non-interest expenses.

Our Deposit Portfolio Includes Significant Concentrations

As a business bank, we provide services to a number of customers whose deposit levels vary considerably and have a significant amount of seasonality. At December 31, 2013, 54 customers maintained balances (aggregating all related accounts, including multiple business entities and personal funds of business owners) in excess of $4 million. This amounted to $633 million or approximately 51 percent of the Bank’s total customer deposit base. These deposits can and do fluctuate substantially. While the loss of any combination of these depositors could have a material impact on the Bank’s results, the Bank expects, in the ordinary course of business, that these deposits will fluctuate and believes it is capable of mitigating this risk, as well as the risk of losing one of these depositors, through additional liquidity, and business generation in the future. However, if a significant number of these customers leave the Bank it could have a material adverse impact on the Bank.

If We Cannot Attract Deposits and Quality Loans Our Growth May Be Inhibited

Our ability to increase our asset base depends in large part on our ability to attract additional deposits at favorable rates. We seek additional deposits by providing outstanding customer service and offering deposit products that are competitive with those offered by other financial institutions in our markets. In addition, our income depends in large part in attracting quality loan customers and loans in which to invest the deposits.

SBA Lending is Subject to Government Funding Which Can be Limited or Uncertain.

The Bank engages in SBA lending through programs designed by the federal government to assist the small business community in obtaining financing from financial institutions that are given government guarantees as an incentive to make the loans. SBA lending is subject to federal legislation that can affect the availability and funding of the program. From time to time, this dependence on legislative funding causes limitations and uncertainties with regard to the continued funding of such programs, which could potentially have an adverse financial impact on our business.

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

Our Controls and Procedures Could Fail or Be Circumvented

Management regularly reviews and updates our internal controls, disclosure controls, procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, but not absolute, assurances of the effectiveness of these systems and controls, and that the objectives of these controls have been met. Any failure or circumvention of our controls and procedures, and any failure to comply with regulations related to controls and procedures could adversely affect our business, results of operations and financial condition.

We Could Be Liable For Breaches of Security In Our Online Banking Services. Fear of Security Breaches (including Cybersecurity breaches) Could Limit the Growth of Our Online Services

We offer various internet-based services to our clients, including online banking services. The secure transmission of confidential information over the Internet is essential to maintain our clients’ confidence in our online services. In certain cases, we are responsible for protecting customers’ proprietary information as well as their accounts with us. We have security measures and processes in place to defend against these cybersecurity risks but these cyber attacks are rapidly evolving (including computer viruses, malicious code, phishing or other information security breaches), and we may not be able to anticipate or prevent all such attacks, which could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information. Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology we use to protect client transaction data. In addition, individuals may seek to intentionally disrupt our online banking services or compromise the confidentiality of customer information with criminal intent. Although we have developed systems and processes that are designed to recognize and assist in preventing security breaches (and periodically test our security), failure to protect against or mitigate breaches of security could adversely affect our ability to offer and grow our online services, constitute a breach of privacy or other laws, result in costly litigation and loss of customer relationships, negatively impact the Bank’s reputation, and could have an adverse effect on our business, results of operations and financial condition. We may also incur substantial increases in costs in an effort to minimize or mitigate cyber security risks and to respond to cyber incidents.

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

We Rely On Communications, Information, Operating and Financial Control Systems Technology from Third-Party Service Providers

We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology, including customer relationship management, internet banking, website, general ledger, deposit, loan servicing and wire origination systems. Any failure or interruption or breach in security of these systems could result in failures or interruptions in our customer relationship management, internet banking, website, general ledger, deposit, loan servicing and/or wire origination systems. We cannot assure you that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failures or interruptions could have a material adverse effect on our business, financial condition, results of operations and cash flows. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Any of these circumstances could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors’ performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

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

We May Incur Fines, Penalties And Other Negative Consequences From Regulatory Violations, Possibly Even Inadvertent Or Unintentional Violations.

We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations, but there can be no assurance that these will be effective. We may incur fines, penalties and other negative consequences from regulatory violations. We may suffer other negative consequences resulting from findings of noncompliance with laws and regulations, that may also damage our reputation, and this in turn might materially affect our business and results of operations.

Further, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there were in place at the time systems and procedures designed to ensure compliance. For example, we are subject to regulations issued by the OFAC that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations.

CU BANCORP RELATED RISKS

CU Bancorp is an Emerging Growth Company within the Meaning of the Securities Act, and if It Decides to Take Advantage of Certain Exemptions From Reporting Requirements that are Available to Emerging Growth Companies, Its Common Stock Could Be Less Attractive to Investors.

CU Bancorp is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 ( the “JOBS Act”). CU Bancorp may be eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure about its executive compensation and omission of compensation discussion and analysis, and an exemption from the requirement of holding a non-binding advisory vote on executive compensation. CU Bancorp also will not be subject to certain requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes- Oxley Act”), including the additional level of review of its internal control over financial reporting as may occur when outside auditors attest as to its internal control over financial reporting. As a result, its shareholders may not have access to certain information they may deem important

Statutory Restrictions and Restrictions by Our Regulators on Dividends and Other Distributions From the Bank May Adversely Impact Us By Limiting the Amount Of Distributions CU Bancorp May Receive

The ability of the Bank to pay dividends to us is limited by various regulations and statutes and our ability to pay dividends on our outstanding stock is limited by various regulations and statutes, including California law.

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

The restrictions described above could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. We have never paid cash dividends on our common stock.

Our Outstanding Debt Securities Restrict Our Ability to Pay Dividends on Our Capital Stock

In connection with the acquisition of Premier Commercial Bancorp we became the issuer of $12.4 million in subordinated debentures to support trust preferred securities. If we are unable to pay interest in respect of these instruments, or if any other event of default occurs, then we will generally be prohibited from declaring or paying any dividends or other distributions, or redeeming, purchasing or acquiring, any of our capital securities, including the common stock, during the next succeeding interest payment period

Our Accounting Policies and Processes Are Critical To How We Report Our Financial Condition and Results Of Operations. They Require Management To Make Estimates About Matters That Are Uncertain.

Accounting policies and processes are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Several of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Pursuant to U.S. GAAP, we are required to make certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses.

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability, or recognizing or reducing a liability. We have established policies and control procedures that are intended to ensure these critical accounting estimates and judgments are controlled and applied consistently. Because of the uncertainty surrounding our judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See “Critical Accounting Policies” in the MD&A and Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements in this Form 10-K.

Our Disclosure Controls and Procedures May Not Prevent or Detect All Errors Or Acts Of Fraud.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is accurately accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision making can be faulty, that alternative reasoned judgments can be drawn, or that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected, which could result in a material weakness in our internal controls over financial reporting and the restatement of previously filed financial statements.

RISKS RELATED TO OUR STOCK

The Price of Our Common Stock May Be Volatile or May Decline

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional shareholders;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us;

•	deletion from a well known index; or

•	domestic and international economic factors unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, may experience significant volatility based on its history. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified above in “ Forward-Looking Statements.” A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.

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

ITEM 3 — LEGAL PROCEEDINGS

The Company is not a defendant in any material pending legal proceedings and no such proceedings are known to be contemplated. No director, officer, affiliate, more than 5.0% shareholder of the Company or any associate of these persons is a party adverse to the Company or has a material interest adverse to the Company in any material legal proceeding. See Note 22 — Commitments and Contingencies to the Consolidated Financial Statements included in Item  8 of this 10-K.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s shares of common stock trade on the NASDAQ Capital Market under the symbol “CUNB”. The Company’s common stock began trading on the NASDAQ exchange on October 10, 2012, prior to that date the stock traded on the OTCBB. NASDAQ requires compliance with certain listing standards and reporting standards along with corporate governance structure that the Company is required to comply with. The OTCBB is a regulated quotation service that displayed real-time bid and ask prices of the Company’s common stock, last sale prices and volume information. Unlike the NASDAQ, the OTCBB did not impose listing standards and did not provide automated trade executions.

The Company’s outstanding common stock increased as a result of the merger with Premier Commercial Bancorp “PC Bancorp” during 2012. Under the merger agreement, CUB formed a bank holding company “CU Bancorp” to acquire PC Bancorp and its subsidiary Premier Commercial Bank, N.A. (“PCB”). The acquisition was valued at approximately $42.3 million with the consideration being paid in the form of the common stock of the newly formed bank holding company, CU Bancorp.

The Company completed its acquisition of PC Bancorp as of close of business on July 31, 2012. At July 31, 2012, PC Bancorp had 3,750,376 common shares outstanding for which 3,721,382 shares of CU Bancorp shares were issued in the exchange. The value of the total consideration paid to PC Bancorp shareholders was approximately $42.3 million. The total value of the 3,721,382 CU Bancorp common shares issued to PC Bancorp shareholders on the acquisition date was $41,866,000, which was based on the closing stock price of $11.25 per share of the Company’s stock on July 31, 2012. The number of fractional shares was estimated at 116 shares resulting in an estimated cash payout of $1,279. The cash payment to stock option holders for cancellation of the PC Bancorp options was $455,000. Under the merger agreement, PC Bancorp shareholders received 0.9923 of one CU Bancorp share in exchange for each share of PC Bancorp common stock held. The fractional shares were paid out in cash using an exchange rate of $11.07 per share. Subsequent to the initial issuance of CU Bancorp common stock, two dissenting PC Bancorp shareholders elected to receive cash in lieu of the Company’s common stock. A total of 685 shares were exchanged for $7,000 in cash utilizing an exchange ratio of $10.25 per share.

On March 31, 2011, the Company completed the issuance of 805,156 common shares of the Company’s common stock to 12 accredited investors through a private placement offering. The issuance generated $10,266,000 which was offset by $569,000 in costs related to the offering, resulting in net proceeds to the Company of $9,697,000.

The Company’s outstanding common stock increased from 10,758,674 shares at December 31, 2012 to 11,081,364 shares at December 31, 2013, an increase of 322,690. A total of 81,050 shares of restricted stock were issued to Company employees and directors during 2013. A total of 29,863 shares of restricted stock were cancelled for payment of employee tax obligations related to vesting of restricted stock. A total of 11,100 shares of restricted stock were cancelled related to the termination of employees prior to the stock becoming vested. A total of 282,031 shares of stock were issued from the exercise of stock options during 2013.

The Company’s outstanding common stock increased from 6,958,098 shares at December 31, 2011 to 10,758,674 shares at December 31, 2012, an increase of 3,808,576. Of the increase, 3,721,382 shares were issued to PC Bancorp shareholders in exchange for their PC Bancorp stock on July 31, 2012. A total of 117,300 shares of restricted stock were issued to Company employees and directors during 2012. A total of 21,921 shares of restricted stock were cancelled for payment of their tax obligations from vesting employee restricted stock. A total of 7,500 shares of unvested restricted stock were cancelled due to the holder’s termination of employment or directorship, and 685 shares were cancelled in connection with dissenter’s rights related to the PC Bancorp merger.

The information in the following table indicates the highest and lowest sales prices and volume of trading for the Company’s common stock for the two year period starting January 1, 2012 through December 31, 2013 for each quarterly period, and is based upon information provided by either NASDAQ or from the OTC Bulletin Board. The information does not include transactions for which no public records are available. The bid and ask trading prices of the stock may be higher or lower than the prices reported below. These prices are based on the actual prices of stock transactions without retail mark-ups, mark-downs, commissions or adjustments.

Period Ended	High Price	Low Price	Approximate Number of Shares Traded
March 31, 2012	10.85	9.76	225,967
June 30, 2012	11.95	10.55	266,199
September 30, 2012	11.85	10.95	179,989
December 31, 2012	13.54	11.60	338,513
March 31, 2013	13.00	11.70	520,627
June 30, 2013	15.95	12.75	2,794,835
September 30, 2013	18.74	15.50	1,707,130
December 31, 2013	19.30	16.91	1,405,179

According to information provided by NASDAQ, the most recent trade in our common stock prior to the date of finalizing this 10K occurred on March 7, 2014 at a sales price of $18.05 per share. The high “bid” and low “asked” prices as of March 7, 2014 were $18.09 and $17.91, respectively.

Shareholders

As of March 7, 2014, the Company had 617 shareholders of record, as listed with its transfer agent.

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

Use of Proceeds from Unregistered Securities

The Company issued 805,156 shares of common stock to 12 accredited investors through a private placement offering on March 31, 2011. The issuance generated $10,266,000 which was offset by $569,000 in costs related to the offering, resulting in net proceeds to the Company of $9,697,000. The Company utilized the investment banking services of Hovde Financial to assist in this common stock offering. The use of the proceeds was to augment working capital and increase the Company’s cash and cash equivalents.

Common Stock Redemptions

In 2013 and 2012, the Company redeemed 29,863 and 22,421 shares respectively, of employee restricted stock to pay the tax obligation of employees in connection with their restricted stock vesting. The total value of the employee tax obligation remitted by the Company was $422,000 and $228,000 for the years ending December 31, 2013 and 2012 respectively. There were no fourth quarter purchases of stock by the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2013 with respect to the shares of our common stock that may be issued under existing equity compensation plans. This table does not reflect the number of restricted shares of stock that have been issued under the Company’s equity compensation plans. The number of shares of common stock remaining available for future issuance under the equity compensation plans has been reduced by both stock option grants and restricted stock issued under the plans.

Plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity Compensation Plans Approved by Security Holders:
Employee Plan (2005) (terminated)	334,407	$14.53	—
2007 Equity Compensation Plan	100,333	11.73	861,714

Total	417,465	$13.97	861,714

Plan Not Approved by Shareholders

On May 17, 2005, our Board of Directors of California United Bank adopted the California United Bank 2005 Non-Qualified Stock Option Plan (the “Non-Qualified Plan”). The Non-Qualified Plan covered 350,000 shares of our Common Stock. The Non-Qualified Plan provided for the grant of “non-qualified” stock options. All stock options issuable under the Non-Qualified Plan were granted exclusively to non-employee directors and founders of the Company. All stock options granted pursuant to the Non-Qualified Plan were granted at fair market value on the date of grant. The 2005 Non-Qualified Stock Option Plan was terminated in 2007, and no further options were granted under that Plan with all remaining and outstanding options either exercised or cancelled prior to the expiration date of the plan of May 17, 2011. All stock options to non-employee directors and founders were granted at $10.00 per share under the 2005 Non-Qualified Plan. The term of the options issued to non-employee directors in 2005 was six years, and for founders was five years. During 2011, a number of the Company’s directors exercised their remaining and outstanding non-qualified options. A total of 114,488 director stock options were exercised and or cancelled during 2011, of which 80,306 shares of common stock was issued. All of the options issued to the Company’s Directors under the 2005 Non-Qualified Plan expired on May 17, 2011.

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

The graph assumes an initial investment value of $100 on December 31, 2008. Points on the graph represent the performance as of the last business day of each of the quarters indicated. The graph is not necessarily indicative of future price performance.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
California United Bank / CU Bancorp	100.00	140.00	159.35	129.68	151.10	225.55
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank and Thrift Index	100.00	98.66	110.14	85.64	115.00	157.46

ITEM 6 — SELECTED FINANCIAL DATA

The following table sets forth our statistical information as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009. The data should be read in conjunction with our audited financial statements as of December 31, 2013 and 2012, and related notes included elsewhere. (See “ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES” herein).

	As of and for the Years ended December 31,
(Dollars in thousands except per share and other data)	2013	2012	2011	2010	2009
Statements of Operations:
Interest income	$50,846	$37,496	$28,756	$20,566	$20,131
Interest expense	2,079	1,797	1,316	2,191	2,537

Net interest income	48,767	35,699	27,440	18,375	17,594
Provision for loan losses	2,852	1,768	1,442	2,542	3,461

Net interest income after provision for loan losses	45,915	33,931	25,998	15,833	14,133
Non-interest income	6,518	3,961	2,362	1,111	533
Non-interest expense	(37,640)	(34,500)	(25,746)	(20,370)	(13,297)

Net income (loss) from operations	14,793	3,392	2,614	(3,426)	1,369
Provision for income tax (benefit)	5,008	1,665	1,147	(1,143)	624

Net Income (Loss)	$9,785	$1,727	$1,467	$(2,283)	$745

Per Share and Other Data:
Basic income (loss) per share	$0.93	$0.21	$0.23	$(0.45)	$0.15
Diluted income (loss) per share	0.90	0.21	0.22	(0.45)	0.15
Book value per common share (1)	12.45	11.68	11.63	11.32	11.26
Tangible book value per common share (2)	$11.11	$10.37	$10.61	$10.22	$11.26
Weighted average shares outstanding — Basic	10,567,436	8,283,599	6,460,104	5,110,901	4,955,637
Weighted average shares outstanding — Diluted	10,836,861	8,410,749	6,635,862	5,110,901	5,009,019
Balance Sheet Data:
Investment securities available-for-sale	$106,488	$118,153	$114,091	$96,174	$107,246
Investment securities held-to-maturity	—	—	—	—	5,993
Loans, net	922,591	846,082	481,765	415,403	258,668
Total Assets	1,407,816	1,249,637	800,204	756,284	456,737
Deposits	1,232,423	1,078,076	690,756	657,967	346,291
Securities sold under agreements to repurchase	11,141	22,857	26,187	22,862	45,137
Federal Home Loan Bank borrowings	—	—	—	5,545	8,000
Shareholders’ equity	$137,924	$125,623	$80,844	$67,274	$55,902
Selected Financial Ratios
Net Income/(Loss) as a percentage of Average Assets (3)	0.74%	0.16%	0.19%	(0.42)%	0.18%
Return on Average Equity (4)	7.46%	1.57%	1.91%	(3.86)%	1.29%
Dividend Payout Ratio	—	—	—	—	—
Equity to Assets Ratio (5)	9.80%	10.05%	10.10%	8.90%	12.24%
Tangible Equity to Asset Ratio (6)	8.84%	9.03%	9.30%	8.10%	12.24%
Credit Quality
Allowance for loan loss	$10,603	$8,803	$7,495	$5,860	$4,753
Allowance for loan loss as a % of total loans	1.14%	1.03%	1.53%	1.39%	1.80%
Allowance for loan loss as a % of total loans (excluding loans acquired in acquisitions)	1.50%	1.54%	1.75%	1.75%	1.80%
Non Performing Loans	$9,556	$10,530	$6,150	$9,575	$5,128
Net Charge-offs/(Recoveries)	1,052	460	(193)	1,435	1,913
Regulatory Capital Ratios (California United Bank)
Tier 1 Leverage Ratio	8.9%	8.6%	9.5%	12.7%	15.8%
Tier 1 Risk-Based Capital Ratio	11.0%	10.7%	11.0%	16.3%	18.9%
Total Risk-Based Capital Ratio	12.0%	11.6%	12.1%	17.5%	20.0%
Regulatory Capital Ratios (CU Bancorp Consolidated)
Tier 1 Leverage Ratio	9.6%	9.1%
Tier 1 Risk-Based Capital Ratio	11.8%	11.5%
Total Risk-Based Capital Ratio	12.8%	12.4%

(1)	Book value per common share is calculated by dividing shareholders’ equity of $137,924,000 by the total number of shares outstanding (11,081,364 shares) at December 31, 2013, $125,623,000 by the total number of shares outstanding (10,758,674 shares) at December 31, 2012, shareholders’ equity of $80,844,000 by the total number of shares outstanding (6,950,098 shares) at December 31, 2011, shareholders’ equity of $67,274,000 by the total number of shares outstanding (5,942,636 shares) at December 31, 2010, and shareholders’ equity of $55,902,000 by the total number of shares outstanding (4,962,939 shares) at December 31, 2009.
(2)	Tangible book value per common share is calculated by dividing tangible shareholders’ equity (shareholders’ equity less goodwill and core deposit and leasehold right intangibles) of $123,107,000 by the total number of shares outstanding (11,081,364 shares) at December 31, 2013, $111,584,000 by the total number of shares outstanding (10,758,674 shares) at December 31, 2012, $73,728,000 by the total number of shares outstanding (6,950,098 shares) at December 31, 2011, $60,739,000 by the total number of shares outstanding (5,942,636 shares) at December 31, 2010, and $55,902,000 by the total number of shares outstanding (4,962,939 shares) at December 31, 2009.
(3)	Net income (loss) as a percentage of average assets is calculated by dividing the net income (loss) by the average assets for the period. The average assets used in the calculations were based on the daily average outstanding assets of the Company for the years ending December 31, 2013, 2012, 2011, 2010, and 2009.
(4)	Return on Average Equity is calculated by dividing the Company’s net income (loss) by the average equity for the period. The average equity used in the calculations was based on the daily average outstanding equity of the Company for the years ending December 31, 2013, 2012, 2011, 2010, and 2009.
(5)	The equity to assets ratio was calculated by dividing the Company’s shareholders’ equity by the Company’s total assets for the appropriate period.
(6)	The tangible equity to assets ratio was calculated by dividing the Company’s shareholders’ equity less goodwill and core deposit and leasehold right intangibles by the Company’s total tangible assets for the appropriate period.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operation, liquidity and interest rate sensitivity. The following discussion and analysis should be read in conjunction with the audited financial statements at Item 9 herein including the notes thereto. This section should also be read in conjunction with the disclosure regarding “Forward Looking Statements” set forth in Item 1 Business — Forward Looking Statements, as well as the discussion set forth in “Item 1 Business”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles accepted in the United States (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. We have identified several accounting policies that, due to judgments, estimates, and assumptions inherent in those policies, are essential to an understanding of our consolidated financial statements. These policies relate to the methodologies that determine our allowance for loan loss, the valuation of impaired loans, the classification and valuation of investment securities, accounting for and valuation of derivatives and hedging activities, accounting for business combinations, evaluation of goodwill for impairment, and accounting for income taxes.

We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessment, are as follows:

Allowance for Loan Loss

We maintain an allowance for loan loss (“Allowance”) to provide for probable losses in the loan portfolio. Additions to the Allowance are made by charges to operating expense in the form of a provision for loan losses. All loans that are judged to be uncollectible will be charged against the Allowance while any recoveries would be credited to the Allowance. We have instituted loan policies and procedures which enable us to adequately evaluate, analyze and monitor risk factors associated with our loan portfolio. These policies and procedures enable us to assess risk factors prior to granting new loans and to continually monitor the risk levels in the loan portfolio. We conduct a critical evaluation of the loan portfolio and the level of the Allowance quarterly. We have instituted loan policies to adequately evaluate and analyze risk factors associated with our loan portfolio and to enable us to assess such risk factors prior to granting new loans and to assess the sufficiency of the allowance. This evaluation includes an assessment of the following factors: the results of any internal and external loan reviews and any regulatory examination, changes in management or lending policies and underwriting standards, levels of past due loans, loan loss experience, estimated probable loss exposure on each impaired credit, concentrations of credit, value of collateral and any known impairment in the borrowers’ ability to repay, and current economic conditions. For a more thorough description of the Company’s evaluation see “Allowance for Loan Loss” in the Financial Condition discussion that follows. In July of 2012, the Company acquired $278 million of loans from the acquisition of PC Bancorp. In December of 2010, the Company acquired $87 million of loans from the acquisition of COSB. These loans were initially accounted for at fair value, and as a result were written down to their fair value which includes a credit loss factor on each of the specific loans. As a result, there was no Allowance assigned to these loans. The balance of these loans acquired through acquisitions, at December 31, 2013, was $227 million.

Investment Securities

The Company currently classifies its investment securities under the available-for-sale classification. Under the available-for-sale classification, securities can be sold in response to certain conditions, such as changes in interest rates, changes in the credit quality of the securities, when the credit quality of a security does not conform with current investment policy guidelines, fluctuations in deposit levels or loan demand or need to restructure the portfolio to better match the maturity or interest rate characteristics of liabilities with assets. Securities classified as available-for-sale are accounted for at their current fair value rather than amortized cost. Unrealized gains or losses are excluded from net income and reported as a separate component of accumulated other comprehensive income (loss) included in shareholders’ equity.

At each reporting date, investment securities are assessed to determine whether there is an other-than-temporary impairment. If it is probable, based on current information, that we will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If it’s determined that an other-than-temporary impairment exists on a debt security, the Company then determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Company will recognize an other-than-temporary impairment in earnings equal to the difference between the security’s fair value and its adjusted cost basis, the credit portion of the loss is required to be recognized in current earnings, while the non-credit portion of the loss is recorded as a separate component of shareholders’ equity. If neither of the conditions is met, the Company determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present value of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss portion of such impairment, if any, is the portion of the other-than-temporary impairments that is recognized in current earnings rather than as a separate component of shareholders, equity and is a reduction to the cost basis of the security. The portion of total impairment related to all other factors is included in accumulated other comprehensive income (loss). Significant judgment is required in this analysis that includes, but is not limited to assumptions regarding the collectability of principal and interest, future default rates, future prepayment speeds, the amount of current delinquencies that will result in defaults and the amount of eventual recoveries expected on these defaulted loans through the foreclosure process.

Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. For mortgage-backed securities, the amortization or accretion is based on estimated lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The amount of prepayments varies from time to time based on the interest rate environment and the rate of turnover of mortgages. The Company’s investment in the common stock of the FHLB, Pacific Coast Bankers Bank and The Independent Banker’s Bank (“TIB”) and the preferred stock of TIB is carried at cost and is included in other assets on the accompanying consolidated balance sheets.

Derivative Financial Instruments and Hedging Activities

All derivative instruments are recorded on the consolidated balance sheet at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and hedged item related to the hedged risk are recognized in earnings. ASC Topic 815, Derivatives and Hedging (“ASC 815”), establishes the accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the consolidated balance sheet as either an asset or liability measured at its fair value. ASC 815 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

On the date a derivative contract is entered into, the Company will designate the derivative contract as either a fair value hedge (i.e. a hedge of the fair value of a recognized asset or liability), a cash flow hedge (i.e. a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability), or a stand-alone derivative (i.e. an instrument with no hedging designation). For a derivative designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss) and are recognized in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as other non-interest income.

The Company will discontinue hedge accounting prospectively when: it is determined that the derivative is no longer effective in offsetting change in the fair value of the hedged item, the derivative expires or is sold, is terminated or management determines that designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, the Company will continue to carry the derivative on the consolidated balance sheet at its fair value (if applicable), but will no longer adjust the hedged asset or liability for changes in fair value. The adjustments of the carrying amount of the hedged asset or liability will be accounted for in the same manner as other components of the carrying amount of that asset or liability, and the adjustments are amortized to interest income over the remaining life of the hedged item upon the termination of hedge accounting.

Business Combinations

The Company has a number of fair value adjustments recorded within the consolidated financial statements at December 31, 2013 that were created from the business combinations with COSB and PC Bancorp on December 31, 2010 and July 31, 2012, respectively. These fair value adjustments include the Company’s goodwill, fair value adjustments on loans, core deposit intangible assets, other intangible assets, fair value adjustments to acquired lease obligations, fair value adjustments to high rate certificates of deposit and fair value adjustments on derivatives. The assets and liabilities acquired through acquisition have been accounted for at fair value as of the date of the acquisition. The goodwill that was recorded on the transactions represented the excess of the purchase price over the fair value of net assets acquired. If the consideration paid would have been less than the fair value of the net assets acquired, the Company would have recorded a bargain purchase gain. Goodwill is not amortized and is reviewed for impairment on October 1st of each year. If an event occurs or circumstances change that results in the Company’s fair value declining to below its book value, the Company would perform an impairment analysis at that time.

Based on the Company’s 2013 goodwill impairment analysis, no impairment to goodwill appears to have occurred. The Company is a sole reporting unit for evaluation of goodwill. The Company was trading above its book value by approximately 48% based on its stock price as of October 1, 2013. We believe the estimated fair value of the Company is above its carrying value at December 31, 2013.

The core deposit intangibles on non-maturing deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed through acquisition, are being amortized over the projected useful lives of the deposits. The weighted remaining life of the core deposit intangible is estimated at approximately 4 years at December 31, 2013. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Purchased Credit Impaired Loans (“PCI”) loans are acquired loans with evidence of deterioration of credit quality since origination and it is probable at the acquisition date, that the Company will not be able to collect all contractually required amounts. When the timing and/or amounts of expected cash flows on such loans are not reasonably estimable, no interest is accreted and the loan is reported as a non-accrual loan; otherwise, if the timing and amounts of expected cash flows for PCI loans are reasonably estimable, then interest is accreted and the loans are reported as accruing loans. The non-accretable difference represents the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows, and also reflects the estimated credit losses in the acquired loan portfolio at the acquisition date and can fluctuate due to changes in expected cash flows during the life of the PCI loans. For non-PCI loans, loan fair value adjustments consist of an interest rate premium or discount on each individual loan and are amortized to loan interest income based on the effective yield method over the remaining life of the loans.

Income Taxes

Deferred income tax assets and liabilities are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. A valuation allowance may be established to the extent necessary to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax assets or benefits will be realized. Realization of tax benefits depends on having sufficient taxable income, available tax loss carrybacks or credits, the reversing of taxable temporary differences and/or tax planning strategies within the reversal period and that current legislative tax law allows for the realization of those tax benefits. The Company maintains a relatively small valuation allowance related to a state tax loss carryforward that the Company acquired from the PC Bancorp acquisition. The valuation allowance is based on management’s estimation that it is more likely than not that the state tax loss carryforward at December 31, 2013 will not be fully realized.

RESULTS OF OPERATIONS

The Company’s increase in total assets over the last eight years is due to the Company’s execution of its primary business model focusing on businesses, non-profits, entrepreneurs, professionals and investors, supplemented by the acquisition of PC Bancorp in July of 2012 and COSB in December of 2010. The Company is organized and operated as a single reporting segment, principally engaged in commercial business banking. At December 31, 2013, the Company conducted its lending and deposit operations through eight branch offices, located in the counties of Los Angeles, Ventura and Orange in Southern California. The financial statements, as they appear in this document, represent the grouping of revenue and expense items as they are presented to executive management for use in strategically directing the Company’s operations. The Company’s growth in loans and deposit liabilities during 2013 was the direct result of successfully executing its growth strategies by maintaining existing customer relationships in addition to adding new customer relationships. The increase in the customer base is a result of establishing new customer relationships from referrals from Board members, current customers, and the local communities the Company actively supports. In addition, the Company targets potential customers whose current bank may be unable to provide the same level of customer support that the customer has come to desire.

Operations Performance Summary for 2013 and 2012

The Company recorded net income of $9.8 million (or $0.93 and $0.90 per common share on a basic and diluted basis, respectively for the year ended December 31, 2013), compared to net income of $1.7 million (or $0.21 per common share on a basic and diluted basis) for the year ended December 31, 2012. This represented an $8.1 million or 466.6% increase over the prior year. The following describes the changes in the major components of the Company’s net income for the year ended December 31, 2013 compared to net income for the year ended December 31, 2012.

Net interest income for the year ended December 31, 2013 increased by $13.1 million, to $48.8 million, an increase of 36.6% from 2012 primarily due to both the acquisition of PC Bancorp and the growth of the Company’s organic loan portfolio, with an increase in interest income of $13.4 million partially offset by an increase in interest expense of $282,000. The increase in interest income, which increased 35.6% to $50.8 million from $37.5 million, was the direct result of the growth of the Company’s average interest earning assets by $248 million to $1,231 million in 2013. Contributing to the increase in interest income during 2013, was a change in the mix of the Company’s average earnings assets, with loans increasing from 61.7% of interest earning assets to 71.4%, an increase of 9.7% during 2013. The overall yield of the Company’s interest earning assets increased from 3.82% during 2012 to 4.13% during 2013, an increase of 31 basis points. Also during 2013, the Company had the positive impact on the full year 2013 earnings from the July 31, 2012 acquisition of PC Bancorp.

The Company’s net interest margin increased by 33 basis points from 3.63% in 2012 to 3.96% in 2013. This increase in the 2013 net interest margin was positively impacted by $4.9 million related to the amortization of the fair value discounts related to loans acquired from the COSB and PC Bancorp acquisitions. Included in the $4.9 million was approximately $2.2 million in amortization of fair value discounts earned on early loan payoffs of acquired loans. The amortization of the fair value discounts of the acquired loans of $4.9 million positively impacted the overall 2013 net interest margin by approximately 40 basis points, while the $2.2 million in amortization of the fair value discount on early loan payoffs positively impacting the 2013 net interet margin by approximately 18 basis points. This compares with the year ending December 31, 2012, where the net interest margin was positively impacted by 4 basis points from $451,000 of amortization of the fair value discount earned from the early payoff of two COSB loans.

The increase in interest expense in 2013 by $282,000, a 15.7% increase to $2.1 million from $1.8 million in the prior year, was the result of the increase in the average outstanding interest bearing liabilities of $130.0 million or 28.2% to $591 million in 2013. Partially offsetting this increase was a decrease in the rate paid on interest bearing liabilities from 0.39% in 2012 to 0.35% in 2013. A slight impact to the average rate paid in 2013 occurred as a result of the change in the estimated average life of the subordinated debentures that were acquired from the PC Bancorp acquisition. The estimated life for the amortization of the fair value adjustment on the subordinated debentures was increased during 2013, which reduced interest expense on these instruments, which lowered the overall rate from 8.54% in 2012 to 5.11% in 2013. The overall cost of funds (from all funding sources including non-interest bearing deposits) remained relatively flat at 0.18% for 2013 compared to 0.19% for 2012. The increase in interest expense was primarily the result of the growth in interest bearing deposits and the subordinated debentures acquired from the acquisition of PC Bancorp. The growth in interest bearing deposits which included organic deposit growth in 2013 over 2012 as well as deposits acquired from the acquisition of PC Bancorp in 2012. Average interest bearing deposits increased by $126 million, to $558 million, with an overall rate of 0.27% for 2013. The growth in average interest bearing deposits during 2013 was from both organic growth, as well as from the acquisition of PC Bancorp.

The increases in the earning assets and interest bearing liabilities of the Company result from the Company’s ability to execute its marketing and customer growth strategies, including continued support from the Company’s founders, shareholders and directors, the hiring of additional relationship managers during both 2012 and 2013, the acquisition of PC Bancorp in 2012 and the continued development of new customers.

Loan interest income for the year ending December 31, 2013 increased by $13.9 million, or 40.7% to $48.2 million, compared to the $34.3 million in 2012. This increase was attributable to an increase in the average outstanding loan balances during 2013 by $273 million, or 45.0%, over average outstanding loans from 2012. The increase in the average outstanding loans balances during 2013 added $15.3 million to loan interest income, as average loan balances increased to $879 million, a 45% increase over 2012. A significant portion of this increase is attributable to the merger of PC Bancorp. At December 31, 2012, the Company’s loan portfolio was $855 million and by December 31, 2013 the loan portfolio had increased to $933 million, an increase of $78 million, or 9%. Partially offsetting the increase in interest income from the growth in loan balances was a decrease in the overall yield on loans from 5.65% in 2012 to 5.49% in 2013, a 16 basis point decline. The decline in the yield earned on average loan balances of 16 basis points between the two periods, reducing loan interest income by $1.4 million. During the year ending December 31, 2013, loan interest income was positively impacted by $4.9 million related to the amortization of the fair value adjustments related to loans acquired from both the COSB and PC Bancorp acquisitions. Included in this amortization was approximately $2.2 in amortization of fair value discounts earned on early loan payoffs of acquired loans. The amortization of the fair value adjustments related to the acquired loans of $4.9 million positively impacted the overall 2013 loan yield by 56 basis points, with the $2.2 million in amortization of the fair value adjustments on early loan payoffs positively impacting the 2013 loan yield by 25 basis points during 2013. This compares with the year ending December 31 2012, where loan interest income was positively impacted by $451,000 of amortization of the fair value discount earned from the early payoffs of two COSB loans. The Company’s loan yield for both the years ending December 31, 2013 and 2012, would have been lower had it not been for these early payoffs. During 2013, 2012 and 2011, the prime rate remained unchanged at 3.25%. The Company had several loans on non-accrual during both 2013 and 2012, which negatively impacted loan interest income during both years, although not materially.

Interest on interest bearing deposits in other financial institutions (which includes interest income on certificates of deposit in other financial institutions) decreased by $75,000, to $732,000, a 9% decline for the year ended December 31, 2013, compared to $807,000 in 2012. This decrease was primarily attributed to a decrease of $20 million in average balances during 2013, with the average balances decreasing from $265 million in 2012 to $245 million during 2013. Interest income was also impacted slightly from a decrease in the rate earned on these short term investments. The yield earned decreased from 0.30% in 2012 to 0.29%, a decrease of 1 basis point between these two years. The decrease in the average balance of $19.6 million resulted in a decline of $52,000 in interest income, and the decline of 1 basis point resulted in a reduction of $23,000 in interest income for the year ending December 31, 2013 compared to 2012. The average balance decrease was the result of the Company reducing its liquidity during a portion of 2013 compared to 2012. This decrease in the yield was a direct result of maintaining larger balances with the Federal Reserve in 2013 compared to 2012, with balances at the Federal Reserve earning 0.25% compared to higher yields being earned in certificates of deposit in other financial institutions. Additionally, the average rate paid on certificates of deposit in other financial institutions has declined over the past two years. The Company had $27 million in certificates of deposit in other financial institutions at December 31, 2012 compared to $60 million at December 31, 2013. The increase in bank certificates was a direct result of the Company electing to reinvest a portion of its excess liquidity maintained with the Federal Reserve into certificates of deposits that mature within one year or less.

Interest income on investment securities declined by $508,000 to $1.9 million, a 20.9% decline for the year ended December 31, 2013 compared to 2012. This decrease was primarily attributable to a significant decline in the overall yield in the Company’s securities portfolio. The yield on the Company’s investment securities declined from 2.16% for the year ending December 31, 2012 to 1.79% for the year ending December 31, 2013, a decline of 37 basis points, and reduced investment interest income by $396,000 for 2013 compared to 2012. Also impacting the decline was the decline in the average balance in the investment securities portfolio, with a decrease of $5.1 million during 2013 compared to 2012. The decrease in the average balance of the Company’s investment securities was the result of investment securities runoff exceeding the purchase and reinvestment of additional investment securities during 2013, this decrease resulted in a decrease of $112,000 in interest income. The decline in the overall yield between 2013 and 2012, was the result of the loss of higher yielding securities due to the runoff of principal balances on the higher yielding mortgage backed securities portfolio and the sale of the private issue CMO’s. The reinvestments of funds in new securities between these periods were at substantially lower rates than the yield on securities that were running off between these periods. Also impacting the investment securities yield was the addition of $44.4 million of securities on July 31, 2012 from the PC Bancorp acquisition. The overall yield of the PC Bancorp securities was approximately 1.78% at July 31, 2012, after the fair value adjustment, which negatively impacted the overall yields between periods.

Interest expense on interest bearing transaction accounts increased by $54,000, or 29% to $238,000 for the year ending December 31, 2013 compared to 2012. The increase in interest expense on deposits was attributable to an increase in the average outstanding balances between these periods, partially offset by a decrease in the rate paid on deposits. Total average interest bearing transaction accounts increased by $42 million, to $130 million between 2012 and 2013, resulting in an increase in interest expense of $108,000. The overall rate paid on the Company’s interest bearing transaction accounts, declined from 0.21% for the year ending December 31, 2012 to 0.18% for the year ending December 31, 2013, a decrease of 3 basis points which resulted in a decrease of interest expense of $54,000. The reduction of 3 basis points was the result of the Company lowering its pricing in 2013 to reflect the lower competitive interest rates offered for these types of accounts. The overall growth in the Company’s interest bearing transaction accounts was the result of the PC Bancorp merger, in addition to organic deposit growth, by the targeting of both new and existing business customers by the Company’s relationship managers.

Interest expense on money market and savings deposit accounts increased by $100,000, or 11% to $1.0 million for the year ending December 31, 2013 compared to 2012. This increase in interest expense was primarily attributable to an increase in the average balances on these accounts between these periods, partially offset by a decrease in the rate paid on these deposits. Total average money market and savings deposit accounts increased by $83 million, or 30% to $361 million between 2012 and 2013, resulting in an increase in interest expense of $266,000. Money market and savings deposit account balances ended the year at $381 million. Partially offsetting the increase in interest cost on these deposits was a slight decline in the rate paid during 2013 compared to 2012. The rate on these accounts declined from 0.33% in 2012 to 0.28% in 2013, a reduction of 5 basis points during 2013 which resulted in a decrease of interest expense of $166,000. The reduction of 5 basis points was the result of the Company lowering its pricing in 2013 to reflect the lower competitive interest rates offered for these types of accounts.

Interest expense on certificates of deposit accounts decreased by $9,000, or 3% to $255,000 for the year ending December 31, 2013 compared to during 2012. The decrease in interest expense was primarily attributable to a decrease in the average rate paid during 2013 compared to 2012. The rate paid on certificates of deposit declined from 0.41% in 2012 to 0.39% in 2013, a reduction of 2 basis points, resulting in a decrease in interest expense of $13,000. Partially offsetting this decrease was an increase in the average balances by $1.0 million to $66 million during 2013, resulting in an increase in interest expense of $4,000. While the average outstanding balances of certificates of deposit increased by $1 million in 2013 compared to the prior year, the year over year December 31, 2013 balance decreased by $18 million to $64 million, a decrease of 22%, which is attributable to certificates of deposit that were acquired as part of the PC Bancorp acquisition maturing and not being renewed. Most of the certificates of deposit acquired from PC Bancorp paid rates significantly higher than the posted and published rates paid by the Company. When the PC Bancorp certificates of deposit matured and were to be repriced at the Company’s current posted offering rates, a significant number of these accounts did not renew. As part of the fair value adjustments to these higher rate paying certificates, the Company recorded a fair value adjustment on the PC Bancorp certificates that is being amortized over the remaining maturity dates of these certificates. This reduces interest expense over their remaining lives.

Interest expense on securities sold under agreements to repurchase (“repos”) decreased by $16,000 or 18% to $74,000 for the year ending December 31, 2013 compared to 2012. The decline in interest expense on repos was attributable to both a decline in the average balance and a decline in the rate paid. The average balances decreased during 2013 by $2 million or 6% to $24 million from the prior year resulting in a decrease in interest expense of $5,000. The interest rate paid decreased from 0.35% in 2012 to 0.30% in 2013, a decline of 5 basis points resulting in a decrease in interest expense of $11,000. The overall year over year balances on the product decreased from $23 million at December 31, 2012 to $11 million at December 31, 2013, for a net decrease of $12 million or 51%. With the introduction of interest bearing business checking accounts as a result of Dodd-Frank and the extremely low interest rate environment, the Company has continued to experience outflows in this funding source during 2013, as some customers have redirected their balances into the Company’s other deposit products. In September of 2013, the Company had one customer transfer their balances maintained in the Repo product of approximately $14.0 million into certificate of deposits under the CDARS® program.

Total interest on borrowings from subordinated debentures was $485,000 in 2013 compared to $332,000 in 2012 an increase of $153,000 or 46%. The 2012 amount represents five months of interest compared to a full year of interest expense in 2013. The Company acquired the subordinated debentures in the acquisition of PC Bancorp. The face values of the subordinated debentures are $12.4 million and, at December 31, 2013, all have floating interest rates based on the three month Libor plus 1.93%. These subordinated debentures re-price every three months at the current three month Libor rate plus 1.93% through maturity. The Company recorded a fair value adjustment related to these subordinated debentures of $3.2 million at the date of acquisition, which is being amortized as additional interest expense. The amortization of the fair value adjustment was $210,000 in 2013 and $94,000 in 2012. The Company also acquired an interest rate swap contract related to one of the subordinated debentures. This interest rate swap contract matured in 2013. Included in the $485,000 subordinated debenture interest expense is $275,000 of actual interest cost paid to the debenture holders and $210,000 amortization of the fair value adjustment. Included in the $332,000 2012 subordinated debenture interest expense is $176,000 of actual interest cost paid to the debenture holders, $62,000 of payments made on the interest rate swap contract and $94,000 amortization of the fair value adjustment.

The provision for loan losses for the year ending December 31, 2013 was $2.9 million, an increase of $1.1 million or 61% compared to the same period of 2012. Based on the Company’s analysis of its loan portfolio at December 31, 2013 (See “Allowance for loan loss”), the Company recorded a provision in 2013 consisting of approximately $1.8 million associated with current year organic loan growth of $137 million. The Company also recorded a provision of $1.0 million during 2013 related to rebuilding the allowance for charge-offs net of recoveries of $1.0 million. At December 31, 2013, the Company’s allowance for loan loss for organic loans was approximately 1.50% which compares to 1.54% at December 31, 2012. Our allowance for loan loss as a percentage of loans (accounted for at historical cost) outstanding has declined during 2013 as a result of improving qualitative factors related to the current economy. These improving qualitative factors have been applied to loans secured by customer’s business assets and real estate collateral, as well as to unsecured business loans. The above 2013 charge-offs, net of recoveries of $1.1 million, compares with 2012 charge-offs, net of recoveries, of $460,000. The overall allowance for loan loss increased to 1.14% of total loans at December 31, 2013 compared to 1.03% of total loans at December 31, 2012, and is due primarily to the decrease in the aggregate loan balances acquired through acquisition. Loans acquired from both the PC Bancorp and COSB acquisitions do not require any associated Allowance, unless the acquired loan is downgraded and found to require additional reserves subsequent to acquisition. The combined remaining balance of loans acquired through acquisition was $227 million and $286 million at December 31, 2013 and 2012, respectively.

Net interest income after provision for loan losses increased by $12.0 million or 35%, to $45.9 million in 2013, from $33.9 million in 2012. The increase from the prior year primarily stems from an increase in the Company’s net interest income due to an increase in interest earning assets in 2013 over 2012. Net interest income was partially offset by an increase in the cost of funds, and an increase in the provision for loan losses between these years.

Non-interest income increased by $2.6 million, or 65%, to $6.5 million for the year ending December 31, 2013 as compared to the same period of 2012. This increase was primarily due to an increase in service charges earned by the Company on its deposit accounts of $247,000, or 12%, to $2.4 million, with the increase coming primarily from DDA account analysis fees; an increase from the gain on sale of SBA loans in 2013 of $1.1 million; a gain on the sale of investment securities of $47,000, the Company had no gains on sales of securities in 2012; a reduction of impairment losses on investment securities of $155,000 between these two periods, with no impairment losses recorded in 2013, compared to losses of $155,000 in 2012, which were related to the Company’s private issue CMO securities; an increase in deposit account service charge income of $247,000 resulted from growth in the number and balances of the Company’s deposit accounts from both the PC Bancorp acquisition, as well as organic deposit growth, and the growth of other non-interest income of $1.1 million. The increase in other non-interest income of $1.1 million was the result of the following: a one-time $250,000 insurance settlement received in 2013 related to a wire fraud that occurred in the fourth quarter of 2012, an increase of $208,000 in SBA loan servicing income, an increase in Bank Owned Life Insurance of $351,000 in 2013 compared to 2012, other non-interest loan related fees of $244,000, an increase in dividend income of $203,000, a gain from the sale of an OREO property of $23,000 and other charges and fees of $107,000. These increases were partially offset by a decrease in derivative income from the non-hedged swap contracts of $320,000. The reduction of the other-than-temporary impairment losses was the result of the sale of the private issue CMO securities in January of 2013. The gain on sale of investment securities in 2013 included the sale of all of the Company’s private issue CMO securities in the first quarter of 2013.

Non-interest expense increased by $3.1 million, or 9% to $37.6 million for the year ended December 31, 2013 compared to the same period of 2012. See the “Non-Interest Expense Table” following this section for a detail listing of current year expenses, their dollar change and percent change compared to the comparable period of last year. The increase between the year ending December 31, 2013 and 2012 was significantly impacted by the acquisition of PC Bancorp in the third quarter of 2012. The following cost increases were experienced during 2013: Salaries and employee benefits (excluding stock based compensation) increased by $4.2 million or 24%, to $21.8 million, occupancy costs increased by $630,000 or 18% to $4.2 million, legal and professional expense increased by $816,000 or 60% to $2.2 million, FDIC deposit assessment cost increased by $161,000 or 22% to $880,000 and other operating expenses increased by $785,000 or 21% to $4.5 million. These costs were partially offset by lower stock based compensation expense which declined by $32,000 or 3% to $1.1 million, data processing expense decline of $37,000 or 2% to $1.9 million, merger related expenses decline of $3.0 million or 99%, OREO expenses decline of $248,000 or 72% to $95,000 and office services expenses decline of $93,000 or 8% to $1.0 million.

Salaries and employee benefits (excluding stock based compensation expense) increased by $4.2 million to $21.8 million in 2013 due to the higher staffing levels at the Company throughout 2013, as compared to 2012. The principal increase in average staffing levels during 2013 was attributable to the acquisition of PC Bancorp at the end of July 2012. In addition, the Company invested in additional relationship management and related support staffing during 2013 ending the year with 176 full time employees at December 31, 2013 which compares to 167 at December 31, 2012, an increase of 9 full time employees during 2013. The Company added 54 employees from PC Bancorp on July 31, 2012. The Company’s bonus and incentive compensation programs for relationship managers are discretionary in nature and based on a combination of factors, including: Company profitability, revenue production, relationship management, credit quality, non-interest expense/overhead, audit results, behavioral competencies and achievement of goals set annually. The Company does not award compensation based exclusively on loan originations, excluding SBA loans. All bonus and inventive programs are developed with consideration for minimizing behaviors which could potentially create undue risk for the Company.

Stock based compensation expense in 2013 decreased by $32,000 to $1.1 million in 2013, due to the decrease in the number of restricted shares granted, between 2013 and 2012 and the timing of when the shares were granted. The Company granted 81,050 and 117,300 shares of restricted stock with an average fair value of $16.80 and $11.70 per share during the years ending December 31, 2013 and 2012, respectively. The average vesting for the restricted stock issued in both 2013 and 2012 was generally 25% per year with the first tranche vesting at the end of the first year.

Occupancy cost increased by $630,000 to $4.2 million in 2013, due primarily to the acquisition of a branch and office space located in Anaheim and a branch located in Irvine in conjunction with the acquisition of PC Bancorp in July 31, 2012. Occupancy cost for 2013 includes rent, depreciation, utilities, repairs and maintenance for the Anaheim and Irvine locations for the full year of 2013 and the partial year of 2012 starting August 1, 2012.

Data processing fees decreased by $37,000 to $1.9 million in 2013 primarily due to higher data processing conversion costs incurred in 2012 related to the PC Bancorp acquisition, partially offset by the higher cost associated with the increase in the number of customers that the Company maintained on its data processing systems during 2013.

Legal and professional cost increased by $816,000 to $2.2 million in 2013 due to an increase in legal fees, audit fees and consulting fees. Legal fees increased by $207,000, audit fees increased by $354,000 and consulting fees increased by $255,000. Legal fees increased due to legal costs associated with the establishment of a holding company, and additional litigation costs related to matters acquired from PC Bancorp. Legal fees in 2013 included the cost of defending a lawsuit acquired from the PC Bancorp acquisition that has now been settled. Audit fees increased due to an increase in the number of internal audits that were conducted in 2013 compared to 2012. The Company increased the number and the scope of the internal audits conducted during 2013 as a result of the increase in the size (growth of the balance sheet) and complexity of the Company’ operations during 2012 and 2013. Consulting fees increased due to the Company’s hiring of two former PC Bancorp executives who have provided services to the Company beginning in August 2012.

FDIC deposit insurance assessment cost increased by $161,000 to $880,000 for 2013 as a result of the growth in the Company’s average consolidated total assets between 2013 and 2012. The Company’s FDIC assessment base during 2013 increased compared to 2012 as a result of both organic growth and the PC Bancorp merger.

The Company’s merger costs decreased by $3.0 million in 2013. The Company incurred merger related cost of $43,000 and $3.1 million for the years ending December 31, 2013 and 2012, respectively. The $43,000 of the merger related costs incurred in 2013 related to late billings and other legal related cost associated with the PC Bancorp merger. The 2012 merger costs included a combination of investment banking fees of $808,000, change in control payment obligations of $958,000, legal and accounting fees of $399,000, data processing cost directly related to the merger of $472,000 and transfer agent fees and certain contract termination costs of $420,000.

OREO valuation write-downs and expenses decreased by $248,000 to $95,000 as a result of a valuation write-down on a property in 2012. A majority of the OREO cost for 2013 of $95,000 represents property taxes and some maintenance cost on the property. The Company’s one OREO property was sold in 2013 for a net gain of $23,000. The Company’s one OREO property at December 31, 2012 was a vacant land parcel in Los Angeles County that was zoned for commercial retail use. In 2012, the Company entered into a long-term escrow for the sale of this property, which closed escrow in December of 2013. The 2012 year expense includes a property valuation write-down of $232,000 and $111,000 of property taxes and maintenance costs on this one property.

The Company experienced a decrease in office services expense of $93,000 to $1.0 million during 2013. This decrease was primarily the result of the impact in 2012 of additional onetime costs associated with the acquisition of PC Bancorp. Partially offsetting the decrease was the increase in the number of customers the Company is maintaining, and was directly impacted by the increased customer base acquired from the PC Bancorp merger. These costs include the cost of printing customer checks, courier services to customer locations, armored car services, customer parking and miscellaneous other costs.

The Company experienced an increase in other operating costs of $785,000 or 21% to $4.5 million during 2013. This increase was primarily the result of the acquisition of PC Bancorp. The various cost categories included in other operating expense, include the following: advertising, shareholder services cost, travel and entertainment, director and advisory fees, correspondent bank charges, amortization of intangible assets, amortization of purchased software and other miscellaneous costs. During 2013 the Company experienced the following cost increases: director and advisory fees increased by $121,000, advertising and marketing increased by $72,000, shareholder services increased by $76,000, Customer service costs increase by $102,000, amortization of the Company’s core deposit intangible increased due to the PC Bancorp merger by $91,000, amortization of purchased software increased $181,000, loan origination costs increased by $44,000 as a result of the increase in loan originations during 2013 compared to 2012, Loan collection costs increased by $214,000, SBA Guarantee Fees increased by $40,000 and other miscellaneous costs increased by $253,000. Many of these cost increases were the direct result of the increase in the Company’s customer base and the acquisition of PC Bancorp with the resultant higher levels of transaction activity. Partially offsetting these increases were the following cost reductions, travel and entertainment costs decreased by $10,000, bank charges decreased by $24,000, operational losses decreased by $376,000 as a result of a wire transfer fraud loss of $350,000 in 2012.

The Company recorded a provision for income tax expense of $5.0 million, an increase of $3.3 million or 201% for the year ending December 31, 2013 compared to a $1.7 million tax provision expense for 2012. For 2013, the tax expense of $5.0 million associated with the Company’s net income before provision for income tax of $14.8 million represents an effective combined Federal and State tax rate of approximately 33.85% which compares to a combined statutory tax rate of 41.15% in 2013. The effective tax rate for the year ending December 31, 2013 is lower than the statutory rate due primarily to income that is excluded from taxes which includes net interest income on loans within the State of California designated enterprise zone areas for state income tax, and income from the increase in the cash surrender value of life insurance policies that is included in non-interest income. The net tax savings from the cash surrender value of life insurance policies reduced the combined Federal and state tax by approximately $260,000. The net tax savings from the net interest deduction on enterprise zone loans provided state tax savings less the federal tax impact by approximately $193,000. In addition, the Company made Community Redevelopment Act “CRA” investments of $1.1 million, in 60 month term, 0% interest rate deposits that qualified the Company for a $215,000 Qualified Investment Tax Credit which was received in the third quarter of 2013. In addition, the lower effective tax rate for the Company during 2013 included the posting of both tax credits and tax benefits associated with the Company’s investment in Qualified Affordable Housing Tax Credit Investment Projects “LIHTC” during 2013. These LIHTC amounted to $155,000 in 2013. The investment in these LIHTC is expected to generate both tax credits and benefits for the Company over the next nine years. For both 2013 and 2012 the Company had costs that provide no tax benefits, which include, country club dues and certain non-tax deductible entertainment costs that provide no tax benefit, which is estimated to increase combined tax expense by approximately $92,000. These expense items are permanent book to tax differences.

For 2012, the income tax expense of $1.7 million associated with the Company’s net income before provision for income tax of $3.4 million represents an effective tax rate of approximately 49.09%. The reason for the higher effective tax rate in 2012 was primarily related to certain non-deductable merger costs incurred during 2012 in addition to certain other non-deductable operating costs such as business entertainment expenses and membership dues. The non-deductible merger costs included legal, accounting and other costs.

The State of California recently enacted legislation that becomes effective January 1, 2014 that will eliminate the net interest income deductions on loans within designated enterprise zones, within the State of California. The elimination of the net interest deduction will result in an increase in Company’s effective tax rates beginning in 2014.

Operations Performance Summary for 2012 and 2011

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

The increases in both earning assets and interest bearing liabilities between 2012 and 2011 was the result of the Company sucessfully executing its marketing and customer growth strategies, the hiring of additional relationship managers during both 2011 and 2012, the acquisition of PC Bancorp and the continued development of new customers.

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

During 2012 and 2011, the Company did not maintain balances in Federal Funds Sold at other financial institutions. The Company had no interest income on Federal Funds Sold during 2012 or 2011. During the previous two years, the Company elected to maintain excess liquidity directly with the Federal Reserve.

Interest income on deposits in other financial institutions (which includes interest income on certificates of deposit in other financial institutions) increased by $154,000 to $807,000 in 2012, compared to $653,000 in 2011. This increase was primarily attributed to an increase of $74 million in average balances during 2012, with the average balances increasing from $191 million in 2011 to $265 million during 2012. Interest income was impacted slightly from a decrease in the rate earned on these short term investments. The yield earned decreased from 0.34% in 2011 to 0.30%, a decrease of 4 basis points between these two years. This decrease in the yield was a direct result of maintaining larger balances with the Federal Reserve in 2012 compared to 2011, with balances at the Federal Reserve earning 0.25% compared to slightly higher yields being earned in certificates of deposit in other financial institutions. Additionally, the average rate paid on certificates of deposit in other financial institutions declined over the previous two years. The Company had $27 million in certificates of deposit in other financial institutions at December 31, 2012 compared to $35 million at December 31, 2011. The decrease in bank certificates was a direct result of the Company electing not to reinvest a portion of these certificates as they matured during 2012. The balances the Company maintained in other financial institutions on a year over year basis increased during 2012, from $121 million at December 31, 2011 to $158 million at December 31, 2012, an increase of $37 million, as the Company increased its liquidity during 2012 as part of its strategy to maintain higher liquidity levels both prior to and following its acquisition of PC Bancorp.

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

Interest expense on interest bearing transaction accounts increased by $32,000, to $184,000 during 2012. Average interest bearing transaction accounts including the new corporate interest checking allowed by Dodd-Frank, increased during 2012 by $30 million to $88 million. The increase in interest expense was primarily attributable to the increase in the average balances in this product. Partially offsetting the increase was a decline in the rate paid on these deposits. The interest rate declined from 0.26% to 0.21%, a reduction of 5 basis points, as the Company lowered its pricing in both 2012 and 2011 to reflect lower competitive interest rates offered for these types of accounts.

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

Interest expense on certificates of deposit accounts increased by $3,000 to $264,000 during 2012. The increase in interest expense from primarily attributable to an increase in the average balances of $6 million to $65 million during 2012. The increase in cost was partially offset by the rate paid on certificates of deposits during 2012. The rate paid on certificates of deposit declined from 0.45% in 2011 to 0.41% in 2012, a reduction of 4 basis points. While the average outstanding balances of certificates of deposit increased by $6 million in 2012 compared to the prior year, the year over year December 31, 2012 balance increased by $30 million to $81 million, an increase of 60% and is attributable to the certificates of deposit acquired as part of the PC Bancorp acquisition. Most of the certificates of deposits acquired from PC Bancorp paid rates significantly higher than the rates paid by the Company on its organic certificates of deposits portfolio. With the Company lowering the rates paid on the PC Bancorp certificates as they mature to bring them in line with the remainder of the Company’s portfolio of certificate of deposits, it is anticipated that a portion of these accounts will not renew. As part of the fair value adjustments to these higher rate paying certificates, the Company recorded a fair value adjustment on the PC Bancorp certificates that is being amortized over the remaining maturity dates of these certificates. This reduces interest expense over their remaining lives.

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

Total interest on borrowings from subordinated debentures was $332,000 in 2012. The Company acquired the subordinated debentures from the acquisition of PC Bancorp. The face values of the subordinated debentures were $12.4 million and at December 31, 2012 and all had floating rates based on the three month Libor plus 1.93%. These subordinated debentures re-price every three months at the current three month Libor rate plus 1.93% through maturity. The Company recorded a fair value adjustment related to these subordinated debentures of $3.2 million, which is being amortized as additional interest expense. The Company also acquired an interest rate swap contract related to one of the subordinated debentures. This interest rate swap contract matures in June of 2013. Included in the $332,000 subordinated debenture interest expense is $176,000 of actual interest cost paid to the debenture holders, $62,000 of payments made on the interest rate swap contract and $94,000 amortization of the fair value adjustment.

The provision for loan losses for the year ending December 31, 2012 was $1.8 million, an increase of $326,000 or 23% compared to the same period of 2011. Based on the Company’s analysis of its loan portfolio at December 31, 2012, See “Allowance for loan loss”, the Company recorded a provision in 2012 consisting of approximately $1.3 million associated with 2012 organic loan growth of $115 million. The Company also recorded a provision of $460,000 during 2012 related to rebuilding the allowance for charge-offs net of recoveries of $460,000. At December 31, 2012, the Company’s allowance for loan loss for organic loans was approximately 1.54% compared to 1.75% at December 31, 2011. Our allowance for loan loss as a percentage of loans (accounted for at historical cost) outstanding declined during 2012 as a result of improving qualitative factors related to the current economy. These improving qualitative factors were applied to loans secured by both customer’s business assets and real estate collateral. The above 2012 charge-offs net of recoveries of $460,000 compares with 2011 recoveries net of charge-offs of $193,000. The Company’s provision for loan losses increased by $326,000 for the year ended December 31, 2012 reflecting an increase in loan charge-offs during 2012 compared to 2011 and a decline in recoveries in 2012 compared to 2011. The overall allowance for loan loss decrease to 1.03% of total loans at December 31, 2012 compared to 1.53% of total loans at December 31, 2011 was due primarily to the increase in the mix of loans acquired from the PC Bancorp acquisition which did not require any associated Allowance. The combined balance of loans acquired through acquisition was $286 million at December 31, 2012 compared to $61 million at December 31, 2011.

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

Salaries and employee benefits (excluding stock based compensation expense) increased by $3.7 million to $17.6 million in 2012 due to the higher staffing levels at the Company during 2012. The increase in staffing levels during 2012 was primarily the result of the acquisition of PC Bancorp at the end of July 2012. The Company had 167 full time employees at December 31, 2012 compared to 113 at December 31, 2011, an increase of 54 employees during 2012. The Company acquired 54 employees from the PC Bancorp merger on July 31, 2012. At December 31, 2012, the Company had 35 commercial banking relationship managers and 3 commercial real estate relationship managers. This compares with 23 commercial banking relationship managers and 2 commercial real estate relationship managers at December 31, 2011. The Company’s bonus and incentive compensation programs for relationship managers are discretionary in nature and based on a combination of factors, including: Company profitability, timely identification of problem loans, maintenance of their customer base and growth of new relationships. The Company does not award compensation based exclusively on loan originations, excluding SBA loans.

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

Occupancy cost increased by $461,000 to $3.6 million in 2012 due primarily to the acquisition of branches located in Anaheim and Irvine in conjunction with the PC Bancorp merger on July 31, 2012. Occupancy cost for 2012 included rent, depreciation, utilities, repairs and maintenance for the Anaheim and Irvine locations for the partial year of 2012 starting August 1, 2012.

Data processing fees increased by $698,000 to $1.9 million in 2012 primarily due to an increase in the number of customers that the Company maintains on its data processing systems during 2012 and 2011 particularly the increase from the acquisition of PC Bancorp on July 31, 2012.

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

OREO valuation write-downs and expenses increased by $127,000 to $343,000 as a result of the write-down and maintenance of an OREO property during 2012. The Company had one OREO property during all of 2012 which was acquired in the third quarter of 2011. The Company’s one OREO property at December 31, 2012 was a vacant land parcel in Los Angeles County that is zoned for commercial retail use. In 2012, the Company entered into a long-term escrow for the sale of this property, which generated net sale proceeds that approximated the net carrying value of the property. A deposit from the buyer has been credited to the Bank in escrow. The sale of the property is expected to be completed in the second half of 2013. The acquisition of this OREO property resulted in the Company incurring both current as well as prior year delinquent property taxes in 2011. The expense in 2012 included a property valuation write-down of $232,000 and $111,000 of 2012 property taxes and maintenance costs associated with maintaining the property for the full year of 2012. This OREO property was sold in 2013 for a gain of $23,000.

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

Provision for income tax expense of $1.7 million for 2012 compares to a $1.1 million tax expense for 2011. The income tax expense of $1.7 million associated with the Company’s net income before provision for income tax of $3.4 million represents an effective tax rate of approximately 49.09% which compares to a blended statutory tax rate of 41.15% in 2012. The reason for the higher effective tax rate is related to a number of merger costs incurred during 2012 that provide no tax benefits in addition to country club dues and certain non-tax deductible entertainment costs incurred during 2012. These expense items are permanent book to tax differences. The income tax expense of $1.1 million in 2011, associated with the Company’s net income before provision of income tax of $2.6 million, represents an effective tax rate of approximately 43.94%. The Company’s effective rate for 2011 was slightly higher than the blended statutory rate due to a number of costs that were not tax-deductible, including certain merger costs, ISO stock based compensation expense, country club dues and a portion of entertainment costs.

Average Balances, Interest Income and Expense, Yields and Rates

Years Ended December 31, 2013 and 2012

The following table presents the Company’s average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yield/rate for the periods presented. All average balances are daily average balances (dollars in thousands).

	Years Ended December 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest earning Assets:
Loans (1)	$878,705	$48,201	5.49%	$606,142	$34,268	5.65%
Deposits in other financial institutions	245,102	732	0.29%	264,687	807	0.30%
Investment securities (2)	106,806	1,913	1.79%	111,928	2,421	2.16%

Total interest earning assets	1,230,613	50,846	4.13%	982,757	37,496	3.82%

Non-interest earning assets	91,975			63,420

Total assets	$1,322,588			$1,046,177

Interest bearing Liabilities:
Interest bearing transaction accounts	$130,247	$238	0.18%	$87,923	$184	0.21%
Money market and savings deposits	361,486	1,027	0.28%	278,635	927	0.33%
Certificates of deposit	65,943	255	0.39%	64,964	264	0.41%

Total interest bearing deposits	557,676	1,520	0.27%	431,522	1,375	0.32%
Subordinated debentures	9,368	485	5.11%	3,825	332	8.68%
Securities sold under agreements to repurchase	24,376	74	0.30%	26,027	90	0.35%

Total borrowings	33,744	559	1.66%	29,852	422	1.41%

Total interest bearing liabilities	591,420	2,079	0.35%	461,374	1,797	0.39%

Non-interest bearing demand deposits	587,637			477,792

Total funding sources	1,179,057			936,166
Non-interest bearing liabilities	12,244			7,029
Shareholders’ equity	131,244			99,982

Total liabilities and shareholders’ equity	$1,322,588			$1,046,177

Net interest income		$48,767			$35,699

Net interest rate spread (3)			3.78%			3.43%
Net interest margin (4)			3.96%			3.63%

(1)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(2)	Average balances of investment securities available for sale are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(3)	Net interest rate spread represents the yield earned on average total interest earning assets less the rate paid on average total interest bearing liabilities.
(4)	Net interest margin is computed by dividing net interest income by average total interest earning assets.

Average Balances, Interest Income and Expense, Yields and Rates

Years Ended December 31, 2012 and 2011

The following table presents the Company’s average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yield/rate for the periods presented. All average balances are daily average balances (dollars in thousands).

	Years Ended December 31,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest earning Assets:
Loans (1)	$606,142	$34,268	5.65%	$442,871	$25,135	5.68%
Deposits in other financial institutions	264,687	807	0.30%	190,780	653	0.34%
Investment securities (2)	111,928	2,421	2.16%	108,914	2,968	2.73%

Total interest earning assets	982,757	37,496	3.82%	742,565	28,756	3.87%

Non-interest earning assets	63,420			47,062

Total assets	$1,046,177			$789,627

Interest bearing Liabilities:
Interest bearing transaction accounts	$87,923	$184	0.21%	$58,047	$152	0.26%
Money market and savings deposits	278,635	927	0.33%	226,279	799	0.35%
Certificates of deposit	64,964	264	0.41%	58,610	261	0.45%

Total interest bearing deposits	431,522	1,375	0.32%	342,936	1,212	0.35%
Federal Home Loan Bank borrowings	—	—		192	5	2.60%
Subordinated debentures	3,825	332	8.54%	—	—
Securities sold under agreements to repurchase	26,027	90	0.35%	27,083	99	0.37%

Total borrowings	29,852	422	1.41%	27,275	104	0.38%

Total interest bearing liabilities	461,374	1,797	0.39%	370,211	1,316	0.36%

Non-interest bearing demand deposits	477,792			340,787

Total funding sources	936,166			710,998
Non-interest bearing liabilities	7,029			1,958
Shareholders’ equity	99,982			76,671

Total liabilities and shareholders’ equity	$1,046,177			$789,627

Net interest income		$35,699			$27,440

Net interest rate spread (3)			3.43%			3.51%
Net interest margin (4)			3.63%			3.70%

(1)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(2)	Average balances of investment securities available for sale are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(3)	Net interest rate spread represents the yield earned on average total interest earning assets less the rate paid on total average interest bearing liabilities.
(4)	Net interest margin is computed by dividing net interest income by average total interest earning assets.

Net Changes in Average Balances, Composition, Yields and Rates

Years Ended December 31, 2013 and 2012

The following table sets forth the composition of average interest earning assets and average interest bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition and yield/rate between these respective periods (dollars in thousands):

	Years Ended December 31,
	2013			2012			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest earning Assets:
Loans	$878,705	71.4%	5.49%	$606,142	61.7%	5.65%	$272,563	9.7%	(0.16)%
Deposits in other financial institutions	245,102	19.9%	0.29%	264,687	26.9%	0.30%	(19,585)	(7.0)%	(0.01)%
Investment securities	106,806	8.7%	1.79%	111,928	11.4%	2.16%	(5,122)	(2.7)%	(0.37)%

Total interest earning assets	$1,230,613	100.0%	4.13%	$982,757	100.0%	3.82%	$247,856		0.31%

Funding Sources:
Non-interest bearing demand deposits	$587,637	49.8%		$477,792	50.9%		$109,845	(1.0)%
Interest bearing transaction accounts	130,247	11.0%	0.18%	87,923	9.4%	0.21%	42,324	1.7%	(0.03)%
Money market and savings deposits	361,486	30.7%	0.28%	278,635	29.7%	0.33%	82,851	1.0%	(0.05)%
Certificates of deposit	65,943	5.6%	0.39%	64,964	6.8%	0.41%	979	(1.3)%	(0.02)%

Total deposits	1,145,313	97.1%	0.13%	909,314	96.8%	0.15%	235,999	0.3%	(0.02)%

Subordinated debentures	9,368	0.8%	5.11%	3,825	0.4%	8.68%	5,543	0.4%	(3.43)%
Securities sold under agreements to repurchase	24,376	2.1%	0.30%	26,027	2.8%	0.35%	(1,651)	(0.7)%	(0.05)%

Total borrowings	33,744	2.9%	1.66%	29,852	3.2%	1.41%	3,892	(0.3)%	0.25%

Total funding sources	$1,179,057	100.0%	0.18%	$939,166	100.0%	0.19%	$239,891		(0.01)%

Excess of interest earning assets over funding sources	$51,556			$43,591			$7,965
Net interest rate spread			3.78%			3.43%			0.35%
Net interest margin			3.96%			3.63%			0.33%

The following table reflects the composition of the net deferred loan fees, costs and fair value discounts at December 31, 2013 and 2012 (dollars in thousands):

	December 31,
	2013	2012
Accreting discount	$7,912	$12,189
Non accreting loan discount	2,683	3,404

Acquired loans remaining discount	10,595	15,593
Organic loans net deferred fees	2,014	1,219

Total	$12,609	$16,813

Net Changes in Average Balances, Composition, Yields and Rates

Years Ended December 31, 2012 and 2011

The following table sets forth the composition of average interest earning assets and average interest bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition and yield/rate between these respective periods (dollars in thousands):

	Years Ended December 31,
	2012			2011			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest earning Assets:
Loans	$606,142	61.7%	5.65%	$442,871	59.6%	5.68%	$163,271	2.1%	(0.03)%
Deposits in other financial institutions	264,687	26.9%	0.30%	190,780	25.7%	0.34%	73,907	1.2%	(0.04)%
Investment securities	111,928	11.4%	2.16%	108,914	14.7%	2.73%	3,014	(3.3)%	(0.57)%

Total interest earning assets	$982,757	100.0%	3.82%	$742,565	100.0%	3.87%	$240,192		(0.05)%

Funding Sources:
Non-interest bearing demand deposits	$477,792	50.9%		$340,787	47.9%		$137,005	3.0%
Interest bearing transaction accounts	87,923	9.4%	0.21%	58,047	8.2%	0.26%	29,876	1.2%	(0.05)%
Money market and savings deposits	278,635	29.7%	0.33%	226,279	31.8%	0.35%	32,356	(2.1)%	(0.02)%
Certificates of deposit	64,964	6.8%	0.41%	58,610	8.3%	0.45%	6,354	(1.5)%	(0.04)%

Total deposits	909,314	96.8%	0.15%	683,723	96.2%	0.18%	225,591	0.6%	(0.03)%

Subordinated debentures	3,825	0.4%	8.68%	—	—%	—%	3,825	0.4%	—%
Securities sold under agreements to repurchase	26,027	2.8%	0.35%	27,275	3.8%	0.37%	(1,248)	(1.0)%	(0.02)%

Total borrowings	29,852	3.2%	1.41%	27,275	3.8%	0.38%	2,577	(0.6)%	1.03%

Total funding sources	$939,166	100.0%	0.19%	$710,998	100.0%	0.19%	$228,168	—	—%

Excess of interest earning assets over funding sources	$43,591			$31,567			$12,024
Net interest rate spread			3.43%			3.51%			(0.08)%
Net interest margin			3.63%			3.70%			(0.07)%

Volume and Rate Variance Analysis of Net Interest Income

Years Ended December 31, 2013, 2012 and 2011

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

	Year Ended December 31, 2013 vs. 2012			Year Ended December 31, 2012 vs. 2011
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans	$15,322	$(1,399)	$13,933	$9,267	$(134)	$9,133
Deposits in other financial institutions	(52)	(23)	(75)	237	(83)	154
Investment securities	(112)	(396)	(508)	91	(638)	(547)

Total interest income	15,168	(1,818)	13,350	9,595	(855)	8,740

Interest Expense:
Interest bearing transaction accounts	108	(54)	54	65	(33)	32
Money market and savings deposits	266	(166)	100	175	(47)	128
Certificates of deposit	4	(13)	(9)	28	(25)	3

Total deposits	378	(233)	145	268	(105)	163

Subordinated debentures	473	(320)	153	332	—	332
Securities sold under agreements to repurchase	(5)	(11)	(16)	(9)	(5)	(14)

Total borrowings	468	(331)	137	323)	(5)	318

Total interest expense	846	(564)	282	591	(110)	481

Net Interest Income	$14,322	$(1,254)	$13,068	$9,004	$(745)	$8,259

Non-Interest Expense

The following table lists the major components of the Company’s non-interest expense (dollars in thousands).

				2013 vs. 2012		2012 vs. 2011
	Year Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2013	2012	2011	$	%	$	%
Salaries and employee benefits	$21,782	$17,609	$13,885	$4,173	23.7%	$3,724	26.8%
Stock based compensation expense	1,088	1,120	1,467	(32)	(2.9)%	(347)	(23.7)%
Occupancy	4,194	3,564	3,103	630	17.7%	461	14.9%
Data processing	1,868	1,905	1,207	(37)	(1.9)%	698	57.8%
Legal and professional	2,166	1,350	971	816	60.4%	379	39.0%
FDIC deposit assessment	880	719	764	161	22.4%	(45)	(5.9)%
Merger related expenses	43	3,058	420	(3,015)	(98.6)%	2,638	628.1%
OREO expenses	95	343	216	(248)	(72.3)%	127	58.8%
Office services expenses	1,034	1,127	1,005	(93)	(8.3)%	122	12.1%
Other operating expenses	4,490	3,705	2,708	785	21.2%	997	36.8%

Total non-interest expense	$37,640	$34,500	$25,746	$3,140	9.1%	$8,754	34.0%

Non-Interest Expense changes between 2013 and 2012:

Non-interest expense for the year ended December 31, 2013 increased by $3.1 million to $37.6 million compared to 2012. This increase was primarily due to the cost of the acquisition of PC Bancorp in the third quarter of 2012. For a more detailed discussion of these fluctuations, see the Operations Performance Summary for 2013 and 2012.

Non-Interest Expense changes between 2012 and 2011:

Non-interest expense for the year ended December 31, 2012 increased by $8.8 million to $34.5 million compared to 2011. This increase was primarily due to the cost of the acquisition of PC Bancorp in the third quarter of 2012. For a more detailed discussion of these fluctuations, see the Operations Performance Summary for 2012 and 2011.

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

	Years Ended December 31,
	2013	2012
Net Income	$9,785	$1,727
Add back: Provision for income tax expense	5,008	1,665
Add back: Provision for loan losses	2,852	1,768
Subtract: Gain on sale of securities, net	(47)	—
Add back: Other-than-temporary impairment losses, net	—	155
Add back: Merger related expenses	43	3,058

Core Earnings	$17,641	$8,373

Core earnings for 2013 increased by approximately $9.3 million or 111%, compared with 2012. The increase in the Company’s core earnings during 2013 represented a significant increase in the level of profitability that was enhanced by the synergies from the merger with PC Bancorp and enhanced by quality loan growth. These results for 2013 reflect the benefit of our increased scale, which provided the Company the opportunity to realize additional operating leverage, as the loan portfolio expanded from both the 2012 acquisition and organic loan growth in 2013.

FINANCIAL CONDITION

Balance Sheet Analysis

The following table presents balance sheets as of the dates indicated and the dollar and percentage changes between the periods (dollars in thousands):

	December 31, 2013	December 31, 2012	Increase (Decrease)
			$	%
Assets
Cash and cash equivalents	$241,287	$182,896	$58,391	31.9%
Certificates of deposit in other financial institutions	60,307	27,006	33,301	123.3%
Investment securities available-for-sale, at fair value	106,488	118,153	(11,665)	(9.9)%
Loans:
Loans	933,194	854,885	78,309	9.2%
Allowance for loan loss	(10,603)	(8,803)	(1,800)	20.4%

Net loans	922,591	846,082	76,509	9.0%

Goodwill	12,292	12,292	—	—%
Bank owned life insurance	21,200	20,583	617	3.0%
Other assets	43,651	42,625	1,026	1.9%

Total assets	$1,407,816	$1,249,637	$158,179	12.7%

Liabilities
Deposits:
Non-interest bearing demand deposits	$632,192	$543,527	$88,665	16.3%
Interest bearing transaction accounts	155,735	112,747	42,988	38.1%
Money market and savings deposits	380,915	340,466	40,499	11.9%
Certificates of deposit	63,581	81,336	(17,755)	(21.8)%

Total deposits	1,232,423	1,078,076	154,347	14.3%
Securities sold under agreements to repurchase	11,141	22,857	(11,716)	(51.3)%
Subordinated debentures, net	9,379	9,169	210	2.3
Accrued interest payable and other liabilities	16,949	13,912	3,037	21.8%

Total liabilities	1,269,892	1,124,014	145,878	13.0%

Shareholders’ Equity
Common stock	121,675	118,885	2,790	2.3%
Additional paid-in capital	8,377	7,052	1,325	18.8%
Retained earnings (deficit)	8,077	(1,708)	9,785	(572.9)%
Accumulated other comprehensive income (loss)	(205)	1,394	(1,599)	(114.7)%

Total shareholders’ equity	137,924	125,623	12,301	9.8%

Total liabilities and shareholders’ equity	$1,407,816	$1,249,637	$158,179	12.7%

Total assets increased by $158 million or 12.7% to $1.4 billion, during the year ended December 31, 2013. Funding sources for this asset growth came primarily from deposit growth. The Company experienced total deposit growth of $154 million or 14.3% to $1.2 billion during the year ended December 31, 2013. The growth from deposit balances came from the growth in non-interest bearing transaction accounts of $89 million and from interest bearing deposits balances of $66 million.

For the year ended December 31, 2013, the Company experienced loan growth of $78 million or 9.2% to $933 million at December 31, 2013.

Total liabilities increased by $146 million during the year ended December 31, 2013, due to the $154 million increase in deposits and an increase in accrued interest payable and other liabilities by $3 million. These increases were partially offset by a decline of $12 million in securities sold under agreements to repurchase.

Total deposit growth for the year ended December 31, 2013, was $154 million, a 14.3% increase over 2012. All of the deposit growth was generated from lower cost core deposits, with non-interest bearing demand deposits increasing by $89 million or 16.3%, to $632 million, interest-bearing transaction accounts increasing by $43 million or 38.1%, to $156 million and money market and savings deposits increasing by $40 million or 11.9%, to $381 million. This growth was consistent with the Company’s overall deposit liability strategy of building the Company’s lower cost core deposit base with non-interest bearing demand deposits, low cost interest bearing transaction accounts and low cost money market and savings deposits. These increases were partially offset by a decline in certificates of deposits of $18 million or 21.8% to $64 million. The decline in certificates of deposits was primarily related to certificates acquired from the PC Bancorp acquisition. The Company’s plan has been to reduce its exposure to higher rate paying certificates of deposit.

The Company, as part of its overall long term business plan, has been focused on attracting and maintaining lower cost stable core deposits. In addition, the Company as part of its acquisition of PC Bancorp has continued to evaluate and take advantage of opportunities to reduce PC Bancorp’s higher cost deposits, as part of the Company’s ongoing efforts to maintain a low cost stable core deposit base.

Shareholders’ equity increased by a net of $12 million or 9.8% to $138 million, during the year ended December 31, 2013. This increase was primarily due to net income of $9.8 million, an increase of $2.8 million related to the exercise of stock options by Company employees, an increase of $1.1 million related to stock compensation expense, and an increase of $659,000 related to excess tax benefits associated with both the vesting of restricted stock and the exercise of stock options. These increases were partially offset by a decline in accumulated other comprehensive income (loss) of $1.6 million. In addition, reducing shareholders’ equity was the repurchase of outstanding employee restricted stock of $422,000 that was used by employees to pay their tax obligations on the vesting of their restricted stock. The decrease in accumulated other comprehensive income, which consists of the net unrealized gains and losses in the Company’s investment securities portfolio net of tax, was primarily the result of the increase in the 6 month through 10 year Treasury yields between the period of December 31, 2012 to December 31, 2013. The increase in the Treasury yields between the periods reduced fair value of the Company’s investment securities portfolio. The current average duration of the investment securities portfolio at December 31, 2013 is approximately 3.1 years.

Investment Securities

In order to maintain the Company’s goal of maintaining a high degree of both on-balance sheet and off-balance sheet liquidity, the Company maintains a portion of its investment securities in both readily saleable securities and/or securities that can be pledged as collateral for one or a combination of the Company’s credit facilities. The Company invests in U.S. Agency and U.S. Sponsored Agency issued AAA and AA rated investment-grade callable and non-callable bonds, mortgage-backed pass through securities and collateralized mortgage obligation “CMO” securities, investment grade corporate bond securities and investment grade municipal securities. The Company’s entire $2.9 million private issue CMO securities portfolio was sold in January of 2013 resulting in a gain of $5,000.

The Company also maintains investable funds with other financial institutions in the form of overnight interest bearing money market accounts and short term maturity certificates of deposit with insured financial institutions. Throughout both 2013 and 2012, the Company has maintained a significant portion of its’ overnight liquidity directly with the Federal Reserve Bank. At December 31, 2013 the Company had $198 million on deposit with the Federal Reserve.

Securities owned by the Company may also be pledged in connection with the Company’s securities sold under agreements to repurchase program that is offered to the Company’s business deposit customers in which a minimum of 102% of the borrowings are collateralized by the fair market value of the investment securities. As of December 31, 2013 and 2012, the carrying value of securities pledged in connection with securities sold under agreements to repurchase was $12 million and $23 million, respectively. Securities with a market value of $11 million were pledged to secure a certificate of deposit of $10 million with the State of California Treasurer’s office throughout both 2013 and 2012. Securities with a market value of $29 million and $16 million were pledged to secure outstanding standby letters of credit confirmed/issued by a correspondent bank for the benefit of our customers in the amounts of $22 million and $13 million at December 31, 2013 and December 31, 2012, respectively. Securities with a market value of $275,000 and $281,000 were pledged to secure local agency deposits at December 31, 2013 and 2012, respectively. Securities with a market value of $5.2 million and $12.3 million were pledged to secure our Federal Reserve credit facility at December 31, 2013 and 2012, respectively. Securities may also be pledged in connection with borrowings from the Federal Home Loan Bank “FHLB”. As of December 31, 2013 and 2012, the Company had no securities pledged in connection with its credit facility with the FHLB.

As of December 31, 2013, the Company’s fair value investment securities portfolio consisted of the following, by issuer:

Fair Value Securities Portfolio, by Issuer

(Dollars in thousands)	Amount
Small Business Administration “SBA”	$50,905
Government National Mortgage Association “GNMA”	27,378
Corporate Bonds — Various Companies	5,211
Federal National Mortgage Association “FNMA”	10,233
Municipals — Various State and Political Subdivisions	3,628
Federal Home Loan Bank “FHLB”	1,041
Federal Home Loan Mortgage Corporation “FHLMC”	3,923
Federal Farm Credit Bank “FFCB”	3,111
Federal Deposit Insurance Corporation “FDIC”	1,058

Total	$106,488

The Corporate Bonds in the above table include four individual companies, and the Municipals include four separate municipalities.

The securities in the above table issued by the SBA of $51 million and by GNMA of $27 million, are fully guaranteed as to the timely payment of both principal and interest by the United States Government. The security issued by the FDIC of $1.1 million is fully guaranteed as to the payment of principal and interest by the FDIC.

As part of the acquisition of PC Bancorp in 2012, the Company acquired $44 million of investment securities which consisted of 57 individual securities. A number of the securities that were acquired from PC Bancorp either did not conform to the Company’s investment policy guidelines, or did not meet the Company’s credit or interest rate risk profile for investment securities. The Company sold a number of these securities shortly after the acquisition. The securities sold included: three corporate bonds with a fair value of $1.7 million and twenty-six municipal securities with a fair value of $16 million. No gains or losses associated with the disposition of these securities were recorded.

At December 31, 2012, the Company had $2.9 million in private issue CMO securities, all of these securities were sold in the first quarter of 2013 for a gain of $5,000. These securities were acquired by the

Company in 2007 and 2008. The Company utilized a third party to assist in the valuation of these private issue CMO securities during 2012. The impairment charge recorded to the Consolidated Statement of Income against these securities for the year ended December 31, 2012 and 2011 was $155,000 and $264,000, respectively.

As of December 31, 2013, the Company had unrealized gains of $1.5 million and unrealized losses of $1.9 million on its investment securities portfolio.

The Company currently accounts for its investment securities as available-for-sale and records all changes to the fair value of the securities through accumulated other comprehensive income. The Company evaluates the unrealized losses on its securities as to whether they are temporary or other-than-temporary, and as to the amount of other-than-temporary “OTTI” loss that should be recorded as a loss in the Consolidated Statement of Income. At December 31, 2013, the Company estimates that there were no OTTI losses within its investment securities portfolio. The Company regularly assesses its securities portfolio and there can be no assurance that there will not be impairment charges in the future.

Composition of the Fair Value of Securities Available-for-Sale

(Dollars in thousands)	At December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Govt Agency and Sponsored Agency — Note Securities	$4,152	3.9%	$18,911	16.0%	$19,682	17.3%
U.S. Govt Agency — SBA Securities	50,905	47.8%	42,979	36.4%	41,521	36.4%
U.S. Govt Agency — GNMA Mortgage-Backed Securities	27,378	25.7%	22,960	19.4%	22,636	19.8%
U.S. Govt Sponsored Agency — CMO & Mortgage-Backed Securities	15,214	14.3%	13,031	11.0%	19,580	17.2%
Corporate Securities	5,211	4.9%	10,546	8.9%	7,897	6.9%
Municipal Securities	3,628	3.4%	6,816	5.8%	—	—%
Private Issue CMO Securities	—	—%	2,910	2.5%	2,775	2.4%

Total	$106,488	100.0%	$118,153	100.0%	$114,091	100.0%

The amortized cost, estimated fair value and average yield of debt securities at December 31, 2013, are reflected in the table below. Maturity categories are determined as follows:

•	U.S. Govt. Agency and U.S. Govt. Sponsored Agency — bonds and notes — maturity date

•

U.S. Gov. Sponsored Agency CMO or Mortgage-Backed Securities, U.S. Govt. Agency GNMA Mortgage-Backed Securities and U.S. Govt. Agency SBA Securities, — estimated cash flow taking into account estimated pre-payment speeds

•	Investment grade Corporate Bonds and Municipal securities — maturity date

Although U.S. Government Agency, U.S. Government Sponsored Agency mortgage-backed and CMO securities have contractual maturities through 2048, the expected maturity will differ from the contractual maturities because borrowers or issuers may have the right to prepay such obligations without penalties.

(Dollars in thousands)	Maturing
	One year or less	Weighted Average Yield	After one year thru five years	Weighted Average Yield	After five years thru ten years	Weighted Average Yield	After ten years	Weighted Average Yield	Balance as of December 31, 2013	Weighted Average Yield	% to total
U.S. Government Agency Securities	$2,061	0.30%	$2,091	0.60%	$—	—%	$—	—%	$4,152	0.45%	3.9%
U.S. Government SBA Securities	5,921	1.50%	15,954	1.75%	17,300	2.31%	11,730	2.34%	50,905	2.05%	47.8%
U.S. Government GNMA Mortgage-Backed Securities	4,266	2.28%	9,718	2.29%	5,108	2.36%	8,286	2.82%	27,378	2.46%	23.7%
U.S. Government Agency CMO & Mortgage-Backed Securities	1,937	3.57%	5,140	2.95%	2,544	3.11%	5,593	3.40%	15,214	3.22%	16.3%
Corporate Securities	1,019	1.03%	4,192	2.18%	—	—%	—	—%	5,211	1.95%	4.9%
Municipal Securities	2,555	1.14%	1,073	1.81%	—	—%	—	—%	3,628	1.33%	3.4%

Total	$17,759	1.69%	$38,168	2.04%	$24,952	2.40%	$25,609	2.73%	$106,488	2.24%	100.0%

Loans

The Company has experienced consistent growth in its loan portfolio over the past 8  1/2 years since opening in 2005. This loan growth is the result of marketing efforts, principally in our market and adjacent areas. In 2013, the Company’s loan portfolio increased by $78 million to $933 million at December 31, 2013, an increase of 9.2% over December 31, 2012. This increase reflects approximately $137 million of net organic loan growth primarily from new business relationships complimented by growth of existing relationships, which was partially offset by $58 million in loan run-off from the two acquired portfolios (PC Bancorp and COSB). The growth in the Company’s loan portfolio during 2012 includes $251 million in loans acquired from the acquisition of PC Bancorp and $115 million in net organic loan growth. This compares with $68 million in net organic loan growth during 2011. Of the thirty-five quarters the company has been in operations, thirty-three quarters have had positive loan growth.

The Company’s loan customers are primarily based in the Southern California area with geographical distribution as follows: Los Angeles County 57%, Orange County 20%, Ventura County 6% and other California counties 10%. Approximately 7% of our loans are to customers outside of California.

On at least a quarterly basis, Management reviews a report of loan relationships with balances over $3.5 million which constitute 48% of the Company’s total loan portfolio as of December 31, 2013. There were sixteen loan relationships with balances over $10 million, sixteen loan relationships of more than $5 million and less than $10 million and thirty-two loan relationships of more than $3.5 million and less than $5 million. Of the sixteen largest loan relationships, nine were related to real estate lending relationships, seven were related to commercial and industrial lending relationships and one relationship was concentrated in multifamily loans. The growth in the relationships over $10 million was primarily from existing customers whose business expanded in the year. As of December 31, 2013, the average outstanding loan principal balance was $695,000.

The Company had 35 commercial banking relationship managers and 5 commercial real estate relationship managers at December 31, 2013. This compares with 35 commercial banking relationship managers and 3 commercial real estate relationship managers at December 31, 2012. The Company’s commercial and industrial line of credit utilization was approximately 49% as of December 31, 2013 and 50% as of December 31, 2012.

The Company experienced a spike in line utilization at December 31, 2012 as a result of several business paying bonuses and commissions in December versus January or February, to take advantage of lower payroll taxes, as well as lower California personal income tax rates in 2012 versus 2013. Line utilization at December 2012 was also impacted by fiscal cliff concerns.

The Company provides commercial loans, including working capital and equipment financing, real estate loans including residential and construction and consumer loans, generally to business principals, entrepreneurs and professionals. The Company currently does not offer residential mortgages to consumers other than home equity lines of credit. The Company’s lending has been originated primarily through direct contact with the borrowers by the Company’s relationship managers and/or executive officers. The Company’s credit approval process includes an examination of the collateral, cash flow and debt service coverage of the loan, as well as the financial condition and credit references of the borrower and guarantors, where applicable. The Company’s senior management is actively involved in its lending activities, collateral valuation and review process. The Company obtains independent third party appraisals of real property, securing loans as required by applicable federal law and regulations. There is also a loan committee comprised of senior management and outside directors that monitors the loan portfolio on at least a quarterly basis.

The Company believes that it manages credit risk closely in its loan portfolio and uses a variety of policy and procedure guidelines and analytical tools to achieve its asset quality objectives.

The Company’s real estate construction loans are primarily short-term loans made to finance the construction of commercial real estate and multifamily residential property. On occasion, we make loans to finance the construction of single family residences to established developers and owner-occupiers. We do not engage in any single family tract development lending to real estate developers. Our construction lending is to relationships we know, doing projects the builder/developer has experience with, the majority are with recourse and is rarely speculative in nature.

Of the $47 million in construction, land development and other land loans, 75% are for construction, 1% are for tenant improvement and 24% are for land development.

Our other real estate loans consist primarily of loans made based on the borrower’s cash flow, secured by deeds of trust on commercial and residential property to provide an additional source of repayment in the event of default. Maturities on these loans are generally up to ten years (on an amortization ranging from fifteen to twenty-five years with a balloon payment due at maturity). The interest rates on these commercial real estate loans are either fixed or floating, with many of the loans that have maturities greater than five years having re-pricing provisions that adjust the interest rate to market rates at stated times prior to maturity. Owner-occupied nonresidential properties and other nonresidential properties are composed of 16% office buildings, 48% commercial buildings, 12% retail centers and 24% hotel/resorts/other.

The Company is not currently pursuing hotel loans and intends to allow its existing portfolio of lodging loans of $76 million at December 31, 2013 to continue to amortize and run off. The Company had lodging loans of $82 million at December 31, 2012. As of December 31, 2013 these loans had a weighted average remaining life of 11.5 years and a weighted average coupon of 5.27% which compares with a weighted average remaining life of 10.5 years and a weighted average coupon of 5.37% at December 31, 2012. While not actively seeking hotel loans, the Company will continue to consider hotel loans that have strong collateral support from operators with positive historical track records and strong cash flows from its operations.

Our commercial and industrial loans are made for the purpose of providing working capital, financing for the purchase of equipment or for other business purposes. Such loans include loans with maturities ranging from sixty days to one year and “term loans” which are loans with maturities normally ranging from one to five years.

Small Business Administration “SBA” loans are loans originated under the guidelines of the U. S. Small Business Administration lending programs. SBA-guaranteed loans may not be made to a small business if the borrower has access to other financing on reasonable terms. These loans are made to finance a small business and its need for working capital, accounts receivable financing, the purchase of equipment and inventory, and or for the purchase of owner-occupied commercial real estate. The Company has a preferred lender status from the SBA to originate SBA loans. The Company acquired its SBA operations from the PC Bancorp acquisition in 2012

For SBA guaranteed loans, a secondary market exists to purchase the guaranteed portion of these loans with the Company continuing to “service” the entire loan. The secondary market for guaranteed loans is comprised of investors seeking long term assets with yields that adapt to the prevailing interest rates. These investors are typically financial institutions, insurance companies, pension funds, and other investors that purchase this product. When a decision to sell the guaranteed portion of an SBA loan is made by the Company, bids are solicited from secondary market investors and the loan is normally sold to the highest bidder.

The total SBA loan portfolio principal balance held by the Company at December 31, 2013 was $112 million, of which $76 million has been sold. Of the $36 million remaining on the Company’s books, $24 million is un-guaranteed and $12 million is guaranteed by the SBA. A significant number of the remaining guaranteed loans on the Company’s books are seasoned loans. There are no SBA loans classified as held for sale at December 31, 2013. However, the Company has approximately $1.1 million of guaranteed portion of SBA loans that could possibly be sold in the secondary market. The Company does not plan on selling these loans, but it may choose to do so in the future. The Company originated approximately $13 million of SBA loans in 2013 of which $9 million of the balances were guaranteed by the SBA. The Company sold approximately $12 million of the guaranteed portion of its SBA loans during the twelve months ended December 31, 2013 and recorded a net gain on sale of $1.1 million.

Other loans include personal loans that are generally made for the purpose of financing investments, various types of consumer goods and other personal purposes. Also included are loans to non-depository financial institutions.

Outstanding unused loan commitments consist primarily of commercial, construction and home equity lines of credit which have not been fully disbursed, as well as some standby letters of credit which generally support lease or other direct obligations. Based upon our experience, the outstanding unused loan commitments are expected to decrease in line with increases in loan demand, subject to economic conditions. During 2013, the Company’s percentage of unused loan commitments to total loan commitments has decreased slightly. The Company had $305 million in outstanding unused loan commitments, and $41 million in outstanding standby and performance letters of credit, with total off-balance sheet commitments totaling $346 million at December 31, 2013. The Company had $272 million in outstanding unused loan commitments, and $23 million in outstanding standby and performance letters of credit, with total off-balance sheet commitments totaling $295 million at December 31, 2012.

We do not have any concentrations in our loan portfolio by industry or group of industries, except for the level of loans that are secured by real estate as presented in the table below. We currently do not have loans to any foreign entities. In addition, we have not made any loans to finance leveraged buyouts or for highly leveraged transactions.

The following table presents the composition of the Company’s loan portfolio aggregated by FDIC call reporting code categories as of the dates indicated (dollars in thousands):

	December 31,
	2013	2012	2011	2010	2009
Commercial and Industrial Loans:	$299,473	$262,637	$185,629	$170,601	$93,146

Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	197,605	181,844	85,236	71,162	66,465
Other Nonresidential Properties	271,818	246,450	97,730	87,424	47,481
Construction, land development and other land	47,074	48,528	34,380	25,952	15,910
1-4 Family Residential Properties	65,711	62,037	38,674	43,790	26,409
Multifamily Residential Properties	33,780	31,610	25,974	14,201	10,102

Total Loans Secured by Real Estate	615,988	570,469	281,994	242,529	166,367

Other Loans:	17,733	21,779	21,637	8,133	3,908

Total Loans	$933,194	$854,885	$489,260	$421,263	$263,421

The following table sets forth the maturity distribution of the Company’s outstanding loans at December 31, 2013. In addition, the table shows the distribution of loans with current predetermined interest rates (loans that are either fixed rate or loans that are either at or below their floor rate) and those with variable (floating) interest rates. The Company currently utilizes the Wall Street Journal Prime Rate, the 5 year U.S. Treasury Rate and the 5 year FHLB Seattle Rate, to price its variable rate loans. As of December 31, 2013, we had 89 loans with an outstanding total balance of $45 million with maturities greater than twenty years.

(Dollars in thousands)	Maturing
	Within One Year	One to Five Years	After Five Years	Total
Commercial and Industrial	$159,764	$82,792	$56,917	$299,473
Owner-Occupied Nonresidential Properties	14,553	76,310	106,742	197,605
Other Nonresidential Properties	14,995	80,929	175,894	271,818
Construction, Land Development and Other Land	23,546	19,339	4,189	47,074
1-4 Family Residential Properties	7,719	21,244	36,748	65,711
Multifamily Residential Properties	15,172	18,271	337	33,780
Other	2,146	15,584	3	17,733

Total	$237,896	$314,468	$380,830	$933,194

Loans with pre-determined interest rates (1)	$147,660	$197,392	$248,600	$593,652
Loans with floating or adjustable interest rates	90,235	117,076	132,231	339,542

Total Loans	$237,895	$314,468	$380,831	$933,194

(1)	Includes approximately $329 million of variable rate loans that are either at or below their floor.

Impaired Loans, Past Due, Restructured and Non-Accrual Loans. The Company had 29 loans on non-accrual totaling $9.6 million, or 1.02% of total loans, at December 31, 2013. This balance is made up of seventeen commercial and industrial loans totaling $3.7 million, four owner-occupied nonresidential property loans of $3.3 million, one other nonresidential property loan of $975,000, two multifamily residential property loans totaling $141,000, and five 1-4 family residential loans totaling $1.5 million. The Company’s largest non-performing loan was a $2.2 million owner-occupied nonresidential property loan. The decrease in non-performing loans during 2013 is attributable to the sale of a note to a related party of the borrower, the migration of one loan back to accrual status, the payoff and paydown of the principal balance on several loans and the charge-off of several nonaccrual loans. An impaired loan table has been provided below with additional information regarding the Company’s impaired loans which include loans past due and on non-accrual, loans past due and accruing and loans that have been restructured and modified, that are defined as “Troubled Debt Restructuring” as of December 31, 2013.

The following is a summary of information pertaining to impaired loans for the dates indicated (dollars in thousands):

	December 31,
	2013	2012
Impaired loans with a valuation allowance	$100	$208
Impaired loans without a valuation allowance	6,220	5,376

Total impaired loans (1)	$6,320	$5,584

Valuation allowance related to impaired loans	$4	$11

Loans on non-accrual status (2)	$9,556	$10,530

Troubled debt restructured loans	$2,714	$5,707

	Years Ended December 31,
	2013	2012
Average recorded investment in impaired loans	$7,067	$3,839
Interest foregone on impaired loans	$710	$308
Cash collections applied to reduce principal balance	$5,057	$111
Interest income recognized on cash collections	$0	$37

(1)	This balance excludes purchased credit impaired loans. Purchased credit impaired loans are loans acquired that have evidence of deterioration in credit quality since origination. The fair value of these loans as of acquisition includes estimates of credit losses.
(2)	This balance includes purchased credit impaired loans of $3.2 million and $4.9 million as of December 31, 2013 and 2012, respectively.

All loans classified as impaired in the table above have been placed on non-accrual. There were no non-performing assets or loans greater than 90 days past due and accruing interest as of December 31, 2013 and 2012.

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

The Company will consider any loan to be impaired when, based upon current information and events, it is probable that interest and principal will not be collected according to the contractual terms of the original loan agreement. In determining impairment, we evaluate, both performing and non-performing loans, which exhibit, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, delinquent loan payments or other indications that the borrowers are experiencing increased financial difficulties. In general, payment delays of less than 90 days or payment shortfalls of less than 1% are deemed insignificant and, for that reason, would not necessarily result in the classification of such loans as impaired. The Company generally considers all non-accrual and troubled debt restructured loans to be impaired. At December 31, 2013 and 2012, all classified loans within the loan portfolio were evaluated for possible impairment, of which twelve loans for a total of $6.3 million were considered to be impaired at December 31, 2013 and eleven loans for a total of $5.6 million were considered to be impaired at December 31, 2012.

All loans that become identified as impaired are generally placed on a non-accrual status and are evaluated at that time and regularly thereafter to determine whether the carrying value of the loan should be written off or reserved for or partially written-down to its recoverable value (net realizable value), or whether the terms of the loan, including the collateral required to secure the loan, should be renegotiated with the borrower. Impaired loans will be charged-off or partially charged-off when the possibility of collecting the full balance of the loan becomes remote. Information regarding the Company’s allowance for loan loss is set forth below in this section of this report under the caption, “Allowance for Loan Loss.”

In addition, the Company has loans classified as substandard of $27 million that the Company is monitoring closely. This balance includes impaired loans of $6.3 million and purchased credit impaired loans of $4.3 million at December 31, 2013. See Note 6 -Loans, “Credit Quality Indicators” within the financial statements included in this Form 10K. These potential problem loans are loans that have a well-defined weakness based on objective evidence. For these potential problem loans, there is a possibility that the Company could incur some loss if the weakness is not properly corrected. The Company monitors these loans closely and has determined that they are not impaired and believes that the full recovery of both principal and interest is probable.

At December 31, 2013 and 2012, management expects full repayment of principal and interest on all loans that are on accrual status.

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

The Allowance consists of specific and general components. The specific component relates to loans that are identified as impaired. For such loans that are categorized as impaired, a specific reserve is established when the fair value, as established by the discounted cash flows on the loan or (collateral value if a collateral dependent loan, or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on the historical charge-off experience in various loan segments adjusted for qualitative factors.

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the original loan agreement. Generally these loans are rated substandard or worse. Most impaired loans are classified as nonaccrual. However, there are some loans that are termed impaired due to doubt regarding collectability according to contractual terms, but are both fully secured by collateral and are current in their interest and principal payments. Impaired loans are measured for reserve requirements based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of an impairment reserve, if any and any subsequent increase in impairment is charged against the Allowance. Factors that contribute to a performing loan being classified as impaired include payment status, collateral value, probability of collecting scheduled payments, delinquent taxes and debts to other lenders that cannot be serviced out of existing cash flow.

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

We have instituted loan policies designed to adequately evaluate and analyze the risk factors associated with our loan portfolio and to enable us to analyze such risk factors prior to granting new loans and to assess the sufficiency of the Allowance. We conduct a critical evaluation of the loan portfolio quarterly and have an external review of the loan portfolio conducted once to twice a year. The Allowance is based on the historical loan loss experience of the portfolio loan segments, however the bank utilizes Uniform Bank Peer Group (“UBPR”) historical loss data to evaluate potential loss exposure for those loan segments where the Company had no historical loss experience. The Allowance also includes an assessment of the following qualitative factors: the results of any internal and external loan reviews and any regulatory examination, loan charge-off experience, estimated potential charge-off exposure on each classified loan, credit concentrations, changes in the value of collateral for collateral dependent loans, and any known impairment in the borrower’s ability to repay. The Company also evaluates environmental and other factors such as underwriting standards, staff experience, the nature and volume of loans and loan terms, business conditions, political and regulatory conditions, local and national economic trends. The quantitative portion of the Allowance is adjusted for qualitative factors to account for model imprecision and to incorporate the range of probable outcomes inherent in the estimates used for the Allowance.

Each quarter the Company reviews the Allowance and makes additional provisions to the Allowance as needed based on a review of the factors discussed above. At December 31, 2013, the allowance for loan loss was $10.6 million, or 1.14% of outstanding loans. This compares with the Allowance at December 31, 2012 of $8.8 million, or 1.03% of outstanding loans. In July of 2012, the Company acquired $278 million of loans from the PC Bancorp acquisition. In December of 2010, the Company acquired $87 million of loans from the COSB acquisition. These loans were initially recorded at fair value at acquisition which includes a credit loss factor on each of the specific loans. As a result, there was no Allowance assigned to these loans at acquisition.

The Company’s Allowance on outstanding loans accounted for at historical cost was 1.50% and 1.54% at December 31, 2013 and 2012, respectively. During 2013, the Company recorded charge-offs, net of recoveries, of $1.1 million and during 2012 recorded charge-offs, net of recoveries, of $460,000. The Company recorded a provision for loan losses of $2.9 million in 2013 and a provision for loan losses of $1.8 million in 2012. The provision for loan losses of $2.9 million in 2013 included consideration of the Company’s net organic loan growth of $137 million for the year. The provision for loan losses of $1.8 million in 2012 included consideration of the Company’s organic loan growth of $115 million for that year. The 2013 provision for loan losses included consideration of net charge-offs of $1.1 million in 2012. The 2012 provision for loan losses included consideration of net charge-offs of $460,000 in 2012.

The Company’s Allowance as a percentage of total loans was 1.14% at December 31, 2013 which compares to 1.03% at December 31, 2012. The increase in the percentage in 2013 relates predominately to the decrease in the loan balances of loans accounted for at fair value that were acquired from the PC Bancorp and COSB acquisitions, coupled with net organic loan growth. Under fair value accounting for loans, the Allowance is eliminated and the loans acquired are adjusted to fair value (their net realizable value). The remaining loan balances of loans acquired through acquisition are declining as a percentage of the Company’s total loans, and as a result the allowance for loan losses is increasing since the company must maintain an allowance on its organic loans. Excluding the fair value loans, the Company’s Allowance as a percentage of originated loans accounted for at historical cost was 1.50% and 1.54% at December 31, 2013 and 2012, respectively. Maintaining the Allowance at this level reflects a number of factors including the improvement in 2013 and stabilization of the U.S. economy during 2012. Our Allowance as a percentage of loans (accounted for at historical cost) outstanding has declined during 2013 and 2012 as a result of improving qualitative factors related to the current economy.

The Company’s management considered the following factors in evaluating the Allowance at December 31, 2013:

•	During the year ended December 31, 2013 there were charge-offs of $1.9 million. $1.5 million of this balance was comprised of two charge-offs

•	There were twenty-nine non-accrual loans totaling $9.6 million at December 31, 2013

•	The overall growth and composition of the loan portfolio

•	Changes to the overall economic conditions within the markets in which that Company makes loans

•	Concentrations within the loan portfolio, as well as risk conditions within its commercial and industrial loan portfolio

•	The remaining fair value adjustments on loans acquired through acquisition with special attention to the fair value adjustments associated with the purchased credit impaired loans

The Company’s management considered the following factors in evaluating the Allowance at December 31, 2012:

•	During the year ended December 31, 2012 there were charge-offs of $687,000. $676,000 of this balance was comprised of three charge-offs

•	There were thirty one non-accrual loans totaling $10.5 million at December 31, 2012

•	There was one other real estate owned property of $3.1 million at December 31, 2012. This property is a piece of vacant land zoned for commercial and retail use

•	The overall growth and composition of the loan portfolio

•	Changes to the overall economic conditions within the markets in which that Company makes loans

•	Concentrations within the loan portfolio, as well as risk conditions within its commercial and industrial loan portfolio

•	The remaining fair value adjustments on loans acquired through acquisition with special attention to the fair value adjustments associated with the purchased credit impaired loans

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

The Allowance and the reserve for unfunded loan commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. In considering all of the above factors, management believes that the Allowance at December 31, 2013 is adequate. Although the Company maintains its Allowance at a level which it considers adequate to provide for probable charge-offs, there can be no assurance that such charge-offs will not exceed the estimated amounts, thereby adversely affecting future results of operations.

Loans acquired through acquisition are recorded at estimated fair value on their purchase date without a carryover of the related Allowance. Loans acquired with deteriorated credit quality are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect principal and interest payments according to contractual terms. These loans are accounted for under ASC Subtopic 310-30 Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality. Evidence of credit quality deterioration as of the purchase date may include factors such as past due and non-accrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the credit loss or non accretable yield. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.

The following table summarizes transactions in the allowance for loan loss and certain pertinent ratios for the periods indicated (dollars in thousands):

	December 31,
	2013	2012	2011	2010	2009
Allowance for loan loss at beginning of year	$8,803	$7,495	$5,860	$4,753	$3,205
Provision for loan losses	2,852	1,768	1,442	2,542	3,461

Net (charge-offs) recoveries:
Loans charged-off:
Commercial and Industrial	(1,704)	(444)	(482)	—	(1,510)
Construction, Land Development and Other Land	(—)	(—)	(100)	(1,436)	—
Commercial and Other Real Estate	(200)	(233)	—	—	(405)
Consumer and Other	(8)	(10)	(11)	—

Total loans charged-off	(1,912)	(687)	(593)	(1,436)	(1,915)

Recoveries:
Commercial and Industrial	70	76	786	1	2
Construction, Land Development and Other Land	763	—	—	—	—
Commercial and Other Real Estate	12	139	—	—	—
Other	15	12	—	—	—

Total recoveries	860	227	786	1	2

Net (charge-offs) recoveries	(1,052)	(460)	193	(1,435)	(1,913)

Allowance for loan loss at end of year	$10,603	$8,803	$7,495	$5,860	$4,353

Net (charge-offs) recoveries to average loans	(0.12)%	(0.08)%	0.04%	(0.49)%	(0.80)%
Allowance for loan loss to total loans	1.14%	1.03%	1.53%	1.39%	1.80%
Allowance for loan loss to total loans accounted at historical cost, excludes loans acquired through acquisitions and related allowance	1.50%	1.54%	1.75%	1.75%	1.80%
Allowance for loan loss to total non-accrual loans	111.0%	83.6%	121.9%	61.2%	92.7%
Allowance for loan loss to non-accrual loans, excludes non-accrual acquired through acquisitions and related allowance	639.8%	375.6%	242.9%	93.5%	92.7%

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

(Dollars in thousands)	December 31,
	2013		2012		2011		2010		2009
	Allowance for Loan Loss	% of Loans to Total Loans	Allowance for Loan Loss	% of Loans to Total Loans	Allowance for Loan Loss	% of Loans to Total Loans	Allowance for Loan Loss	% of Loans to Total Loans	Allowance for Loan Loss	% of Loans to Total Loans
Commercial and Industrial	$5,534	32.1%	$4,572	30.7%	$3,541	37.9%	$2,301	40.5%	$1,866	35.4%
Construction, Land Development and Other Land	1,120	5.0	2,035	5.7	752	7.0	329	6.2	509	6.0
Commercial and Other Real Estate	3,886	61.0	2,084	61.1	2,911	50.7	3,107	51.4	2,308	57.1
Consumer and Other	63	1.9	112	2.5	291	4.4	123	1.9	70	1.5

Total	$10,603	100%	$8,803	100%	$7,495	100%	$5,860	100%	$4,753	100%

Bank Owned Life Insurance

At December 31, 2013 and 2012 the Company had $21.2 million ($18.6 million in general account and $2.6 million in hybrid account life insurance assets) and $20.6 million ($18.1 million in general account and $2.5 million in hybrid account life insurance assets), respectively of bank owned life insurance (“BOLI”). The increase in the Company’s balances by $617,000 million was the result of the increase in the cash surrender values on the policies during 2013. During 2012 the Company’s balances in BOLI increased by $17.9 million, which was the result of $14.0 million in new BOLI insurance premiums paid on new policies, $3.7 million acquired from the acquisition of PC Bancorp and $267,000 from the increase in the cash surrender values on the policies during 2012. The $14.0 million in 2012 BOLI purchases is being used to bolster non-interest income and to utilize a portion of the Company’s excess liquidity. BOLI involves the purchasing of life insurance by the Company on a selected group of employees where the Company is the owner and beneficiary of the policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash surrender value of these policies are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties.

Other Assets

The Company is a member of the Federal Home Loan Bank of San Francisco (“FHLB”). In order to support its lending activities, the FHLB requires member banks to purchase certain specified amounts of their common stock to directly support the actual borrowing. The Company’s investment in the Common Stock of the FHLB at December 31, 2013 and 2012 was $4.7 million and $4.9 million, respectively. The Company had no outstanding borrowings throughout 2013 and 2012 other than for annual testing purposes.

As part of the acquisition of PC Bancorp, the Company acquired $1.9 million of FHLB common stock in 2012. The FHLB made common stock redemptions of $150,300 and $187,200 during 2013 and 2012, respectively. The current value of the Company’s investment in FHLB common stock at December 31, 2013 would allow the Company to borrow up to a total of $101 million, of which the Company has no current outstanding borrowings. Borrowing in excess of $101 million would require additional investments in the common stock of the FHLB. The Company’s total credit facility with the FHLB was $336 million at December 31, 2013, with collateral supporting a borrowing amount up to $292 million. See “Borrowed Funds” for additional analysis on the Company’s borrowings with the FHLB.

There is no market value for the FHLB stock and it can only be repurchased by the FHLB. The FHLB had historically repurchased all of its excess capital from each Bank where the level of capital is in excess of that Bank’s current average borrowings. The FHLB has paid or declared dividends on its capital stock for all four quarters of the years ending December 31, 2013, 2012 and 2011. In addition, the FHLB has repurchased portions of its excess capital stock during 2013, 2012 and 2011.

The Federal Home Loan Bank of San Francisco has reported profits for the years ended December 31, 2013, 2012, and 2011, and remains in compliance with regulatory capital and liquidity requirements and has declared and/or paid dividends on its stock over the last three years. With consideration given to these factors, management concluded that the Company investment in the stock of the FHLB was not been impaired at December 31, 2013 or 2012.

The Company reviews the financial condition, regulatory capital and liquidity ratios of the FHLB on a quarterly basis, as part of its “Regulation F” review of its correspondent banks.

SBA Servicing Asset

At December 31, 2013 and 2012, the Company’s SBA servicing asset was $1.5 million and $1.6 million, respectively. For the year ended December 31, 2013 and 2012 the Company earned $805,000 and $388,000, respectively in servicing fees and recognized SBA servicing asset amortization of $378,000 and

$169,000. In addition, the Company performs an evaluation of the SBA servicing asset on an annual basis to determine if there is any related impairment loss. Critical assumptions utilized in the valuation are a discount rate of 12% and an estimated remaining life of 58 months. The risk of impairment losses on SBA servicing assets, originate when SBA loans prepay faster than anticipated and the fair value of the assets decline.

Deposits

Deposits are the Company’s long term primary source of core liquidity. Total deposits were $1.2 billion at December 31, 2013, an increase of $154 million or 14% from December 31, 2012. The increase in deposits was obtained from the growth of new deposit banking relationships generated by existing relationship managers, but primarily due to the increase in deposit balances with existing customers. Transaction accounts have been defined as non-interest bearing and interest bearing demand deposit accounts. The Company’s core deposits have been defined as non-interest bearing demand deposits, interest-bearing transaction accounts, money market, and savings accounts. However, a majority of the Company’s certificates of deposit are from its core deposit customer base. Due to the nature of the Company’s deposit base with its orientation to business customers, the period end deposit balances may vary compared to the related average deposit balances. At December 31, 2013 the Company had 54 customers with balances that exceeded $4 million (aggregating all related accounts, including multiple business entities and personal funds of business principals), which aggregated to approximately $633 million or 51%, of the Company’s total customer deposit base at December 31, 2013. These deposits are not concentrated in any one of the eight branch locations and are not exclusively associated with any of the Company’s 40 relationship managers. While the loss of any combination of these depositors could have a material impact on the condition of the Company, we believe that the Company has the capability to mitigate this risk through additional liquidity sources and business generation.

The following table summarizes the distribution of total deposits by branch as of December 31, 2013 (dollars in thousands):

December 31, 2013
Encino	$224,564
Los Angeles	292,158
Santa Clarita	84,252
Conejo Valley	219,249
South Bay	52,718
Simi Valley	13,391
Irvine/Newport Beach	132,907
Anaheim	213,184

Total	$1,232,423

The Company experienced growth in all deposit categories during 2013, except for certificates of deposits. Non-interest bearing demand deposits increased by $89 million or 16.3% to $633 million and represented 51.3% of total deposits at December 31, 2013, up from 50.4% at December 31, 2012. Average non-interest bearing demand deposits as a percentage of the Company’s average outstanding deposits were 51%, 53% and 50%, for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company’s interest bearing transaction accounts increased by $43 million, or 38% to $156 million as of December 31, 2013 compared to the prior year-end. The overall rate paid by the Company on its interest bearing transaction accounts averaged 0.18% in 2013 compared to 0.21% in 2012.

The Company’s money market and savings deposits increased by $40 million or 12%, to $381 million as of December 31, 2013 compared to the prior year-end. The overall rate paid by the Company on its money market and savings deposits averaged 0.28% in 2013 compared to 0.33% in 2012.

The Company’s certificates of deposit decreased by $18 million, or 22% to $64 million as of December 31, 2013 compared to the prior year-end. At December 31, 2013, $62 million of total time deposits mature within one year. Most all of the decrease in the Company’s certificates of deposit was a result of the maturity and non-renewal of certificate of deposits acquired as part of the PC Bancorp merger. The overall rate paid by the Company on its certificates of deposit averaged 0.39% in 2013 compared to 0.41% in 2012. Over the past several years, the Company has effectively lowered the rate given on its maturing certificate of deposits. The Company’s growth in core deposits during the last several years provided the liquidity to absorb the runoff of higher cost certificates of deposit. With the acquisition of PC Bancorp, the Company inherited internet solicited higher rate paying certificates of deposit that have not being renewed and which accounts for approximately $6 million in the runoff in certificates for 2013.

The Company’s business is not seasonal in nature and is not dependent upon funds from sources outside the United States. It is the Company’s strategy to rely on deposits from its customers rather than utilizing brokered deposits. Certain types of customers (such as fiduciaries and trustees) may require FDIC insurance coverage greater than what can be offered by one bank under applicable law. In these cases, the Company offers two programs, CDARS® (Certificate of Deposit Account Registry Service) that places certificates of deposit with participating institutions on a reciprocal basis, which means that the Company receives deposits in amounts and at rates equivalent to those its customers place with CDARS® participating banks. The second program Insured Cash Sweep® “ICS®” deposit program provides for the placement of reciprocal non-interest bearing demand deposits with participating institutions. These reciprocal deposits under both programs, while classified on reports to federal regulatory agencies as “brokered deposits” differ substantially from traditional brokered deposits because they are equivalent to deposits placed by the Company’s customers. These “reciprocal” transactions are facilitated by Promontory Interfinancial Network, LLC. CDARS® and ICS® reciprocal deposits are not considered brokered deposits for calculation of FDIC insurance premiums. At December 31, 2013 and 2012, these CDARS® and ICS® reciprocal deposits were the only brokered funds held by the Company. The Company has continued to use these programs for customers that must have full FDIC coverage on their deposit balances. CDARS® certificates of deposit balances increased from $14 million at December 31, 2012 to $29 million at December 31, 2013, an increase of $15 million. During 2013, the Company had one customer, that had been maintaining a balance of $14 million in the Company’s repo program, transfer their full balance into the CDARS program. The Company began offering the ICS® program during 2013, and has a balance of $4.5 million at December 31, 2013. The Company does not engage in any advertising of its certificates of deposit products.

The following table summarizes the distribution of the average deposit balances and the average rates paid on deposits during the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

Analysis of Average Deposits

	Years Ended December 31,
	2013		2012		2011
	Amount	% Rate	Amount	% Rate	Amount	% Rate
Non-interest bearing demand deposits	$587,637	—%	$477,792	—%	$340,787	—%
Interest-bearing transaction deposits	130,247	0.18%	87,923	0.21%	58,047	0.26%
Money market and savings deposits	361,486	0.28%	278,635	0.33%	226,279	0.35%
Time deposits	65,943	0.39%	64,964	0.41%	58,610	0.45%

Total Deposits	$1,145,313	0.13%	$909,314	0.15%	$683,723	0.18%

The following table shows the maturity of the Company’s time deposits at December 31, 2013. FDIC insurance on customer accounts up to $250,000 has been made permanent. The Company believes that the table listed below reflecting the maturity balances of time deposits over $100,000 are not as relevant in the current financial environment as in past years as a result of the current FDIC insurance coverage.

Maturity of Time Deposits of $100,000 or More * (Dollars in thousands)
Three months or less	$8,860
Over three through six months	17,236
Over six through twelve months	31,067
Over twelve months	1,851

Total	$59,014

*	includes CDARS® reciprocal time deposits of $100,000 or more. Total CDARS® reciprocal time deposits included in the table above are $28.9 million.

Securities Sold Under Agreements to Repurchase

The Company has developed an overnight sweep program in order to accommodate several of our sophisticated business customers, many of whom act as fiduciaries, and thus require deposit protection in excess of historical FDIC insurance limits. Under this overnight sweep program, excess funds over a specified amount in the customers demand deposit account are automatically swept into securities sold under agreements to repurchase, (“repos”). For these business customers, the Company enters into certain transactions, the legal forms of which are sales of securities under agreements to repurchase at a later date at a set price. Repos are classified as secured borrowings and generally mature the next business day (“overnight repos”) but may extend the maturity up to 180 days (“term repos”) from the issue date. The Company’s repos at December 31, 2013 and 2012 have been concentrated in the overnight repo program. Under the overnight repo program, the Company’s business deposit customer’s have their excess deposit balances over an established limit automatically swept into this product on an overnight basis. The following business day, the repos mature and the matured fund balances are re-deposited back into the customer’s demand deposit account. At December 31, 2013, the Company had $10 million in the overnight repo program (repos maturing on January 2, 2014) and it had $750,000 in the term repo program that has a maturity date of February 3, 2014. The repo balances decreased by $11.7 million, or 51%, to $11.1 million at December 31, 2013, from the $22.9 million at December 31, 2012. This decrease was primarily the result of one customer transferring their balance out of the Company repo program into the CDARS® certificate of deposit program. The Company pledges certain investment securities as collateral for the Repo program. Securities with a fair market value of $11.8 million and $23.3 million were pledged to secure the repos at December 31, 2013 and 2012, respectively. The Company considers the funds maintained under the overnight repo program to be a stable and reliable source of funding for the Company. The Company does not advertise this product and generally limits it to businesses and other sophisticated customers.

Details regarding the Company’s repos are reflected in the table below (dollars in thousands):

	2013			2012			2011
	Balances at Year- end	Average Balance	Weighted Average Rate	Balances at Year- end	Average Balance	Weighted Average Rate	Balances at Year- end	Average Balance	Weighted Average Rate
Securities sold under agreements to repurchase	$11,141	$24,376	0.30%	$22,857	$26,027	0.29%	$26,187	$27,083	0.33%

The maximum amount of outstanding repos at any month-end was $30.0 million, $32.5 million and $37.5 million in 2013, 2012 and 2011, respectively.

Other Borrowed Funds

The Company has established a total of $54.5 million in Fed Fund Borrowing Lines with various correspondent banks. The following table is a listing of these lines at December 31, 2013 (dollars in thousands):

Fed Fund Borrowing Lines
Independent Bankers Bank “TIB”	$15,000
Zion’s Bank	10,000
Wells Fargo Bank	10,000
Union Bank	7,500
Pacific Coast Bankers Bank	12,000

Total	$54,500

The Wells Fargo Bank line noted in the table above would allow the Company to borrow a total of $5.0 million on an unsecured basis and $5.0 million on a secured basis. The secured portion would require investment securities collateral. The remaining lines in the table above would allow the Company to borrow on an unsecured basis overnight or for a period not to exceed 30 days. These lines are subject to availability of funds and have restrictions as to the number of days used during the month.

The Company has not had to utilize any of the above listed credit facilities during either 2013 or 2012, except for the occasional testing of the lines as required by the Company’s Contingency Funding Plan and had no outstanding borrowings on the lines at December 31, 2013 or 2012. The Company has established these correspondent bank relationships for emergency liquidity funding needs.

The Bank is a member of the FHLB, which provides its members with a funding source of both fixed rate and adjustable rate borrowings, with maturities ranging from one day to 30 years. Under the FHLB’s credit facility, the Company is able to borrow an FHLB-approved percentage of the Company’s total assets. All FHLB advances must be secured by eligible collateral, subject to FHLB guidelines and limitations. Such collateral may consist of either commercial and industrial loans, non-residential real estate loans, single family and multi-family residential loans, U.S. agency and U.S. sponsored agency mortgage-backed securities and other AAA through AA U.S. Agency and U.S. Sponsored Agency issued investment grade securities or a combination thereof. The FHLB collateral guidelines are updated and published periodically. The FHLB has the right to modify its percentages to any individual bank, based on overall economic conditions, loan audits conducted by the FHLB and regulatory concerns surrounding individual banks. The actual percentages that are utilized by the FHLB on loan and securities collateral are continually updated, modified and revised by the FHLB.

The Company’s secured credit facility with the Federal Home Loan Bank of San Francisco (“FHLB”) is currently collateralized by a portion of the Company’s loan portfolio. The Company currently does not provide securities in collateralizing this borrowing line. The Company maintains excess loan collateral over the amount required for current outstanding borrowings, if any, to provide immediately available credit (borrowings) to meet the Company’s contingency funding plan. The Company has an approved credit facility of 25% of the Bank’s total assets. At December 31, 2013 the Bank’s total credit facility was $336 million compared to $316 million at December 31, 2012.

At December 31, 2013 and 2012 the Company had no outstanding borrowings under the FHLB credit facility. The Company has pledged approximately $841 million in loans which would support borrowings of $292 million at December 31, 2013. The Company is required to maintain FHLB common stock relative to its FHLB advances. At December 31, 2013 and 2012, the Company had $4.7 million and $4.9 million of FHLB common stock, respectively. The current value of the FHLB commons stock of $4.7 million would support FHLB advances up to $101 million. Any advances from the FHLB in excess of $101 million would require additional purchases of FHLB common stock.

The Company maintains a credit facility with the Federal Reserve Bank of San Francisco “Federal Reserve”. This credit facility allows the Company to borrow on an overnight basis with the Federal Reserve based on the level of collateral that the Company has pledged to securitize the borrowings. At December 31, 2013 and 2012, the Company had approximately $5.4 million and $12.3 million, respectively, of investment securities pledged with the Federal Reserve that would support a borrowing line of $5.2 million and $11.9 million at December 31, 2013 and 2012, respectively. This credit facility fluctuates daily based on the daily market price of the pledged securities maintained with the Federal Reserve. The Company did not borrow against this credit facility during 2013 or 2012 except for occasional testing of this credit facility as recommended by Federal and State Banking Regulators. There were no outstanding borrowings against this credit facility at December 31, 2013 or 2012. This credit facility was established as an emergency credit facility and represents an integral component of the Company’s Contingency Funding Plan. The Company has had no significant short term borrowings during the years 2013, 2012, or 2011.

Income Taxes

The Company’s deferred tax assets and deferred tax liabilities include balances associated with the acquisition of PC Bancorp in 2012 and California Oaks State Bank (“COSB”) in 2010. These balances, include the residual remaining deferred tax assets and deferred tax liabilities brought over from the acquisitions, as well as deferred tax assets and deferred tax liabilities relating to the fair value purchase adjustments recorded from these mergers. The largest component of the combined net federal and state deferred tax assets are related to the fair value purchase accounting adjustment related to loans acquired in the mergers. The remaining deferred tax assets from the fair value purchase accounting adjustment on loans was $5.1 million at December 31, 2013 and was $8.8 million at December 31, 2012.

Due to the uncertainty surrounding the ability to fully utilize California net operating losses, a valuation allowance has been established. This valuation allowance is to offset a portion of the tax benefit associated with the state net operating loss carry-forward acquired from the COSB acquisition. This valuation allowance was $150,000 at December 31, 2012, was decreased to $82,000 at December 31, 2013. At December 31, 2013, the Company believes it is more likely than not that it will realize the remaining deferred tax assets in future periods based upon the Company’s expectations of positive earnings in future years.

The Company has federal net operating loss carry-forwards attributable to the COSB acquisition of $900,000 and $1.5 million at December 31, 2013 and 2012, respectively. The net decrease in the federal operating loss carry-forward during 2013 was the utilization of $600,000 of this federal net operating loss carry-forward during 2013. The federal tax associated with the remaining $900,000 of federal operating loss carry-forward is $317,000, and the associated state tax is $85,000 for a total tax of $402,000. In addition, the Company was able to utilize an additional $1.3 million of federal net operating losses during 2013 that arose from the Holding Company’s 2012 operating loss. The Company was able to utilize the above net Federal operating loss tax benefits of $1.9 million during 2013.

For the State of California, the Company was able to utilize a total of $1.8 million of state tax net operating loss carry-forwards in 2013. The remaining net operating losses expire in years beginning in 2029 through 2031. The COSB net federal operating losses are subject an annual limitation of $624,000 due to the ownership change on December 31, 2010.

The Company made investments in Qualified Affordable Housing Projects during 2013, which generated low income housing tax credit and benefits net of Investment amortization of $155,000. See footnote 11- “Investments in Qualified Affordable Housing Projects” for a discussion on the investments made. The Company’s investments in affordable housing projects generated tax credits recorded by the Company in 2013 of $542,000 and additional tax benefits from the operating losses generated by the projects of $99,000. These tax credits and benefits which totaled $641,000 were partially offset by the amortization of the principal investment balances of $486,000. Total net tax credits and benefits recorded to the Company’s tax provision was $155,000 in 2013.

The Company recorded tax benefit related to the vesting of its restricted stock, the exercise of non-qualifying stock options and the recording of disqualifying dispositions following the exercises of incentive stock options in 2013. The federal and state tax benefits associated with the vesting of restricted stock during 2013 was $96,000 and was recorded to APIC. The federal and state tax benefits associated with exercise of non-qualified stock options during 2013 was $359,000 which was recorded to APIC. The federal and state tax benefits associated with the disqualifying disposition of incentive stock options exercised in 2013 was $355,000 of which $204,000 was recorded to APIC and $112,000 to federal tax benefit and $39, 000 to state tax benefit in the income tax expense line of the income statement in 2013.

No material uncertain tax positions were identified as of December 31, 2013 or 2012. At December 31, 2013 the Company believes it is more likely than not that it will realize the deferred tax assets as recorded on the Company’s books in future periods based upon the Company’s expectations of positive earnings in future years.

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

As of December 31, 2013, the capital of the Bank and the Company on a consolidated basis, exceeds the minimum regulatory requirements and exceeded the regulatory definitions required to be rated as “well-capitalized” as defined in the regulations issued by our regulatory agencies. For further information about our capital ratios, see Item 1 — Business — Supervision and Regulation.

Liquidity Management

Liquidity management for banks requires that funds are available for deposit withdrawals by customers and to pay maturing financial obligations promptly and fully in accordance with their contractual terms. The acquisition of non-interesting bearing and interest bearing core deposits has been the Company’s primary and long term source of funding. Additional funding for the Company is provided from the interest and principal payments on loans, interest and principal payments on mortgage backed securities, maturities and calls of principal balances on investment securities and balances maintained in short term (overnight) securities and borrowings, including overnight Fed Funds purchased and FHLB advances. Methods that other banks utilize for acquiring additional deposits, that are also available to the Company, but that have not been utilized to date are through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at high interest rates. In addition, the Company has signed up with two primary internet service providers that can allow the Company to solicit certificates of deposits from other financial institutions. Another method in acquiring additional deposits is through the CDARS® and ICS® non-reciprocal deposit programs.

To meet liquidity needs, we maintain a portion of our funds in liquid assets which consist of cash and due from bank balances, interest earning deposits in other financial institutions, which includes deposits maintained with the Federal Reserve, investment securities and short term certificates of deposit in other financial institutions. As of December 31, 2013 and 2012, the Company’s liquid assets that are not currently pledged as collateral for: outstanding balances for securities sold under agreements to repurchase, the FHLB borrowing credit facility, the Federal Reserve borrowing line, standby letters of credit, a term deposit the Company has with the State of California and California Local Agency deposits as a percentage of deposits was approximately 28% and 26%, respectively. The Company’s primary source of on-balance sheet liquidity consists of cash and cash equivalents of $241 million and $183 million as of December 31, 2013 and 2012, respectively, which represents approximately 20% and 17% of total deposits as of December 31, 2013 and 2012, respectively.

As an additional source of liquidity, the Company maintains credit facilities with the FHLB, the Federal Reserve Bank and with its correspondent banks. See “Other Borrowed Funds” for a detailed description of the Company’s credit facilities.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties and properties under construction at December 31, 2013. Financial instruments with off -balance sheet risk for the Company include both undisbursed loan commitments, as well as undisbursed letters of credit. The Company’s total exposure to extend credit was $345.9 million and $295.2 million at December 31, 2013 and 2012, respectively. At December 31, 2013, the exposure to extend credit consisted of the following: unfunded loan commitments of $305.3 million, financial standby letters of credit of $40.6 million, performance standby letters of credit of $3.2 million and commercial and similar letters of credit of $1.3 million.

Holding Company Liquidity

The primary sources of liquidity for CU Bancorp (“the holding company”), on a stand-alone basis, include the ability to raise capital through the issuance of capital stock, issue subordinated debt, secure outside borrowings and receive dividend payments from the Bank. The payment of dividends from the Bank to the holding company is the primary source of liquidity. The ability of the holding company to obtain funds for the payment of dividends to our stockholders and for the payment of holding company expenses is largely dependent upon the Bank’s earnings and retained earnings. The Bank is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the holding company through cash dividends, intercompany loans and or advances.

Dividends paid by state banks, such as California United Bank, are regulated by the California Department of Business Oversight “DBO” under its general supervisory authority, as it relates to a bank’s capital requirements. A state bank may declare a dividend without the approval of the DBO as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. The Bank has never paid a dividend to the holding company.

At December 31, 2013, the holding company had, on a stand-alone basis, approximately $4.3 million in cash on deposit at the Bank. Management believes this amount of cash, along with other sources of liquidity is sufficient to fund the holding company’s 2014 cash flow needs.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of December 31, 2013 (amounts in thousands):

	Maturity/Obligation by Period
	Total	Less than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
Deposits	$1,232,423	$1,230,033	$2,365	$25	$—
Securities sold under agreements to repurchase	11,141	11,141	—	—	—
Subordinated debentures	12,372	—	—	—	12,372
Operating leases	13,006	2,041	4,278	3,112	3,595

Total	$1,268,942	$1,243,215	$6,643	$3,137	$15,967

For deposits, securities sold under agreements to repurchase and subordinated debentures, the dollar balances reflected in the table above are categorized by the maturity date of the obligation.

Deposits represent both non-interest bearing and interest bearing deposits. Non-interest bearing demand deposits include demand deposit accounts which represent 51% of the total deposit balances at December 31, 2013. Interest bearing deposits include interest bearing transaction accounts, money market and savings deposits and certificates of deposit.

Securities sold under agreements to repurchase “Repos” represent sales of securities under agreements to repurchase at a later date at a set price. While Repos have fixed maturity dates, the majority of the Company’s repos mature on an overnight “next business day” basis.

Subordinated debentures represent notes issued to capital trusts which were formed solely for the purpose of issuing trust preferred securities. These subordinated debentures were acquired as a part of the merger with PC Bancorp. The aggregate amount indicated above represents the full amount of the contractual obligation and does not include a purchase accounting fair value discount of $3.0 million. All of these securities are variable rate instruments. Each series has a maturity of 30 years from their approximate date of issue. All of these securities are currently callable at par with no prepayment penalties.

For operating leases, the dollar balances reflected in the table above are categorized by the due date of the lease payments. Operating leases represent the total minimum lease payments under non-cancelable operating leases.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk arises primarily from credit risk, operational risk and interest rate risk inherent in our lending, investments, borrowings, and deposit taking activities. Risk management is an important part of the Company’s operations and a key element of its overall financial results. The FDIC, in recent years, has emphasized appropriate risk management, prompting banks to have adequate systems to identify, monitor and manage risks. The Company’s Board of Directors and committees meet on a regular basis to oversee operations. The Company’s business activities are monitored and various strategies to manage risk exposure are applied. The Board of Directors has adopted various policies and has empowered the committees with oversight responsibility concerning different aspects of our operations. The Company’s Audit and Risk Committee is responsible for overseeing internal auditing functions and for interfacing with independent outside auditors as well as compliance and related risk. The Company’s Loan Committee reviews large loans made by management, concentrations, portfolio and trend reports, minutes of management’s problem loan and OREO committee meetings and reviews with Audit and Risk Committee the external loan review reports on behalf of the Board of Directors. The Company’s Management Asset/Liability Risk Committee establishes the Investment Policy, Liquidity Policy and the Asset/Liability Policy, reviews investments purchased, and monitors the investment portfolio, interest rate risk, and liquidity management. All committees regularly report to the Board of Directors.

Credit risk

Credit risk is defined as the risk to earnings or capital arising from an obligor’s failure to meet the terms of any contract or otherwise fail to perform as agreed. Credit risk is found in all activities where success depends on a counter party, issuer or borrower performance. Credit risk arises through the extension of loans, deposits in other financial institutions, certain securities, other assets and letters of credit.

Credit risk in the investment portfolio and correspondent bank accounts is addressed through defined limits in the Company’s policies. Policy limitations on industry concentrations and house lending limits on aggregate customer borrowings, as well as underwriting standards to ensure loan quality are designed to reduce loan credit risk. Senior Management, Directors’ Loan Committees and the Board of Directors are provided with information to appropriately identify, measure, control and monitor the credit risk of the Company.

Credit Risk in the investment securities area is addressed by the Company through a review of the Company’s securities by management on a quarterly basis. Credit risk within the securities portfolio is the risk that the Company will not be able to recover all of the principal value on its investment securities. This credit review process starts with the Company evaluating the securities portfolio to determine if there has been an other-than-temporary impairment on each of the individual securities in the investment securities portfolio. To determine if an other-than-temporary impairment exists on a debt security, the Company first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Company will recognize an other-than-temporary impairment in earnings equal to the difference between the security’s fair value and its adjusted cost basis. If neither of the conditions is met, the Company determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present value of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of the other-than-temporary impairments that is recognized in earnings and is a reduction to the cost basis of the security. The portion of total impairment related to all other factors is included in accumulated other comprehensive income (loss). Significant judgment of management is required in this analysis that includes, but is not limited to assumptions regarding the collectability of principal and interest, future default rates, future prepayment speeds, the amount of current delinquencies that will result in defaults and the amount of eventual recoveries expected on these defaulted loans through the foreclosure process

Implicit in lending activities is the risk that losses will occur and that the amount of such losses will vary over time. Consequently, we maintain an allowance for loan loss (“Allowance”) by charging a provision for loan losses to earnings. Loans determined to be losses are charged against the Allowance. Our Allowance is maintained at a level considered by us to be adequate to provide for estimated probable losses inherent in the existing portfolio.

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

The Company augments its credit review function by engaging an outside party to review our loans between once and twice a year. In 2013, the Company had only one loan review conducted during the year by an outside third party. This loan review was based on loan data as of September 30, 2013. The final loan review report was issued in January of 2014. The purpose of this review is to assess loan risk ratings, to determine if there is any deterioration in the credit quality of the portfolio and to assess the adequacy of the Allowance.

The second phase is conducted by evaluating or segmenting the remainder of the loan portfolio into groups or pools of loans with similar characteristics. In this second phase, groups of loans are reviewed to evaluate the historical loss experience, adjusted for qualitative factors in each category of loans, and then aggregated to determine a portfolio Allowance. Uniform Bank Peer Group loss experience is considered for those loan segments where the Company had no historical loss experience. The quantitative portion of the Allowance is adjusted for qualitative factors to account for model imprecision and to incorporate the range of probable outcomes inherent in the estimates used for the Allowance.

In the second major element of the analysis, all known relevant internal and external factors that may affect a loan’s collectability are considered. We also perform an evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the second element of the analysis of the Allowance include, but are not limited to the following conditions that existed as of the balance sheet date:

•	then-existing general economic and business conditions affecting the key lending areas of the Company

•	then-existing economic and business conditions of areas outside the lending areas, if any

•	credit quality trends (including trends in non-performing loans expected to result from existing conditions)

•	collateral values

•	loan volumes and concentrations

•	seasoning of the loan portfolio

•	specific industry conditions within portfolio segments

•	recent loss experience in particular segments of the portfolio

•	duration of the current business cycle

•	bank regulatory examination results and

•	Findings of the Company’s external credit review examiners

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

We maintain an Allowance for inherent credit losses that is increased by a provision for loan losses charged against operating results. The Allowance is also increased by recoveries on loans previously charged off and reduced by actual loan losses charged to the Allowance. We recorded a $2.9 million, $1.8 million and $1.4 million provision for loan losses for each of 2013, 2012 and 2011, respectively.

At December 31, 2013, we reported an Allowance of $10.6 million. This represents an increase of $1.8 million, or 20.5%, over the Allowance of $8.8 million at December 31, 2012. It is clear from most economic reports as of December 31, 2013 that various sectors within the economy have continued to made improvements over the last twelve months and are expected to continue to make improvements. The dollar value increase in the Allowance is reflective of the net growth in the Company’s organic loan portfolio of 24%. However, the Company’s allowance for loan loss as a percentage of loans (accounted for at historical cost) outstanding has declined from 1.54% at December 31, 2012 to 1.50% at December 31, 2013 as a result of improving qualitative factors related to the current economy. These improving qualitative factors have been applied to both loans secured by customer’s business assets and real estate collateral as well as unsecured business loans.

At December 31, 2013, the Company had twenty nine loans on non-accrual for a total of $9.6 million. The Company had no loans past due 31 to 60 days and still accruing and had only one loan totaling $241,000 that was past due 61 to 90 days and still accruing at December 31, 2013.

In addition to the Allowance, the Company also maintains a reserve for unfunded loan commitments and commercial and standby letters of credit. This reserve is carried in the liabilities section of the consolidated balance sheet in other liabilities. Provisions to this reserve are included in other operating expenses. As of December 31, 2013 and 2012, the balance in this reserve was $329,000 and $256,000, respectively.

Interest Rate Risk

Interest rate risk is the exposure of a Company’s financial condition, both earnings and the market value of assets and liabilities, to adverse movements in interest rates. Interest rate risk results from differences in the maturity or timing of interest earning assets and interest bearing liabilities, changes in the slope of the yield curve over time, imperfect correlation in the adjustment of rates earned and paid on different instruments with otherwise similar characteristics (e.g. three-month Treasury bill versus three-month LIBOR) and from interest-rate-related options embedded in bank products (e.g. loan prepayments, floors and caps, callable investment securities, customers redeploying non-interest bearing to interest bearing deposits, etc).

The potential impact of interest rate risk is significant because of the liquidity and capital adequacy consequences that reduced earnings or net operating losses caused by a reduction in net interest income could imply. We recognize and accept that interest rate risk is a routine part of bank operations and will from time to time impact our profits and capital position. The objective of interest rate risk management is to control exposure of net interest income to risks associated with interest rate movements in the market, to achieve consistent growth in net interest income and to profit from favorable market opportunities.

The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution’s net yield. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected. Even when interest earning assets are perfectly matched to interest-bearing liabilities from a repricing standpoint, risks remain in the form of prepayment of assets, and the possibility of timing lags between when the assets reprices and the liabilities reprice (the repricing between the assets and liabilities may not happen at exactly the same time), and the possibility that the assets may not reprice to the same extent that the liabilities reprice due to different pricing indices that the products are tied to. In our overall attempt to match assets and liabilities, we take into account rates and maturities to be offered in connection with our certificates of deposit and our fixed rate as well as variable rate loans. Because of our ratio of rate sensitive assets to rate sensitive liabilities, the Company will be positively affected by an increasing interest rate market.

Variable rate loans make up 70% of the loan portfolio, however, the Company has floors on some of its loans. At December 31, 2013 48% of variable rate loans are at the floor and thus an increase in the underlying index may not necessarily result in an increase in the coupon until the loans index plus margin exceeds that floor. At December 31, 2013, the Company has approximately $216 million in variable rate loans tied to prime, that are at their interest rate floor. The prime rate index would have to increase by more than 49 basis points on average before the loans would re-price.

The Company had 23 pay-fixed, receive-variable interest rate contracts that were designed to convert fixed rate loans into variable rate loans, with remaining maturities extending out for up to nine years These swaps were acquired as a result of the PC Bancorp acquisition. The majority (twenty-one of the twenty-three interest rate swap contracts) are designated as accounting hedges at December 31, 2013. The total notional amount of the outstanding swaps contracts as of December 31, 2013 is $32 million.

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

The following table is a summary of the Company’s one-year GAP as of the dates indicated (dollars in thousands):

	December 31,
	2013	2012	Increase (Decrease)
Total interest-sensitive assets maturing or repricing within one year (“one-year assets”)	$831,743	$575,852	$255,891
Total interest-sensitive liabilities maturing or repricing within one year (“one-year liabilities”)	618,378	560,935	57,443

One-year GAP	$213,365	$14,917	$198,448

The following tables present the Company’s GAP information as of the date indicated (dollars in thousands):

	Maturity or Repricing Data
December 31, 2013	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Three Years	Over Three Years	Non-Interest Bearing	Total
Interest-Sensitive Assets:
Cash and due from banks	$—	$—	$—	$—	$23,156	$23,156
Interest earning deposits in other financial institutions	218,131	—	—	—	—	218,131
average yield	0.27%	—	—	—	—	0.27%
Certificates of deposit in other financial institutions	19,239	40,333	735	—	—	60,307
average yield	0.45%	0.52%	0.75%	—	—	0.50%
Investment securities	42,090	7,342	14,183	42,873	—	106,488
average yield	1.11%	1.72%	1.71%	2.78%	—	1.97%
Loans, gross (1)	415,113	89,495	136,677	291,909	—	933,194
average yield (2)	4.26%	5.26%	5.21%	4.63%	—	4.61%

Total interest-sensitive assets	$694,573	$137,170	$151,595	$334,782	$23,157	$1,341,277

Interest-Sensitive Liabilities:
Non-interest bearing demand deposits	$—	$—	$—	$—	$632,192	$632,192
Interest-bearing transaction accounts	155,735	—	—	—	—	155,735
average rate	0.18%	—	—	—	—	0.18%
Money market and Savings deposits	380,915	—	—	—	—	380,915
average rate	0.26%	—	—	—	—	0.26%
Certificates of deposit	11,284	49,924	2,348	25	—	63,581
average rate (3)	0.25%	0.34%	2.00%	1.25%	—	0.39%
Securities sold under agreements to repurchase	11,141	—	—	—	—	11,141
average rate	0.31%	—	—	—	—	0.31%
Subordinated debentures	9,379	—	—	—	—	9,379
average rate (4)	4.46%	—	—	—	—	4.46%

Total interest-sensitive liabilities	$568,454	$49,924	$2,348	$25	$632,192	$1,252,943

GAP	$126,119	$87,246	$149,247	$334,757	$(609,035)	$88,334

Cumulative GAP	$126,119	$213,365	$362,612	$697,369	$88,334

(1)	Variable rate loans at or below their floor are categorized based on their maturity date.
(2)	Excludes amortization of the net deferred loan fees and loan discount accretion.
(3)	Excludes amortization of the fair value adjustments on the PC Bancorp certificates of deposit.
(4)	Includes amortization of the fair value adjustments on these subordinated debentures.

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

The following depicts the Company’s net interest income sensitivity analysis as of December 31, 2013:

Simulated Rate Changes	Estimated Net Interest Income Sensitivity (dollars in thousands)
+ 400 basis points	40.5%	$17,108
+ 100 basis points	9.3%	$3,946
- 200 basis points (1)	(3.4)%	$(1,456)

(1)	The simulated rate change under the -200 basis points reflected above actually reflects only a maximum negative 25 basis points or less decline in actual rates based on the targeted Fed Funds target rate by the government of 0% to 25%. The -200 simulation model reflects repricing of liabilities of between 0% to .25% with little to no repricing of the Company’s interest earning assets at the current levels.

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

Because of our ratio of rate sensitive assets to rate sensitive liabilities, we tend to benefit from an increasing interest rate market and, conversely, suffer in a decreasing interest rate market. As such, the management of interest rates and inflation through national economic policy may have an impact on our earnings. Increases in interest rates may have a corresponding impact on the ability of borrowers to repay loans with us.

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

b)  Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the fiscal quarter that ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on our assessment, we believe that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

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

ITEM 9B — OTHER INFORMATION

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

The additional information required by this item will appear in the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”), and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2014 Proxy Statement, if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

Item 11. Executive Compensation

The information required by this item will appear in the 2014 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2014 Proxy Statement, if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120  day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

See Item 14. below.

Item 13. Certain Relationship and Related Transactions, and Director Independence

See Item 14. below

Item 14. Principal Accountant Fees and Services.

Pursuant to General Instruction G(3), the information required to be furnished by ITEMS 12, 13 and 14 of Part III will appear in the 2014 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2014 Proxy Statement, if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

Employee Code of Conduct

CU Bancorp has adopted an Employee Code of Conduct that applies to all employees, directors and officers, including the Company’s principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is also applicable to the Board of Directors and can also be located on the Company’s website by visiting www.cunb.com under Investor Relations. A copy of the Employee Code of Conduct is available, without charge, upon written request to CU Bancorp, Human Resources, 15821 Ventura Blvd., Suite  100, Encino, CA 91436.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report

Financial Statements

Reference is made to the Index to Financial Statements for a list of financial statements filed as part of this Report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

CU Bancorp

We have audited the accompanying consolidated balance sheets of CU Bancorp and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/McGladrey LLP

Irvine, California

March 13, 2014

CU BANCORP

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Cash and due from banks	$23,156	$25,181
Interest earning deposits in other financial institutions	218,131	157,715

Total Cash and Cash Equivalents	241,287	182,896
Certificates of deposit in other financial institutions	60,307	27,006
Investment securities available-for-sale, at fair value	106,488	118,153
Loans	933,194	854,885
Allowance for loan loss	(10,603)	(8,803)

Net loans	922,591	846,082
Premises and equipment, net	3,531	3,422
Deferred tax assets, net	11,835	13,818
Other real estate owned, net	0	3,112
Goodwill	12,292	12,292
Core deposit and leasehold right intangibles	2,525	1,747
Bank owned life insurance	21,200	20,583
Accrued interest receivable and other assets	25,760	20,526

Total Assets	$1,407,816	$1,249,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing demand deposits	$632,192	$543,527
Interest bearing transaction accounts	155,735	112,747
Money market and savings deposits	380,915	340,466
Certificates of deposit	63,581	81,336

Total deposits	1,232,423	1,078,076
Securities sold under agreements to repurchase	11,141	22,857
Subordinated debentures, net	9,379	9,169
Accrued interest payable and other liabilities	16,949	13,912

Total Liabilities	1,269,892	1,124,014

Commitments and Contingencies (Note 22)	0	0
SHAREHOLDERS’ EQUITY
Serial Preferred Stock – authorized, 50,000,000 shares no par value, no shares issued or outstanding	0	0
Common stock – authorized, 75,000,000 shares no par value, 11,081,364 and 10,758,674 shares issued and outstanding at December 31, 2013 and 2012, respectively	121,675	118,885
Additional paid-in capital	8,377	7,052
Retained earnings (deficit)	8,077	(1,708)
Accumulated other comprehensive income (loss)	(205)	1,394

Total Shareholders’ Equity	137,924	125,623

Total Liabilities and Shareholders’ Equity	$1,407,816	$1,249,637

The accompanying notes are an integral part of these financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Interest Income
Interest and fees on loans	$48,201	$34,268	$25,135
Interest on investment securities	1,913	2,421	2,968
Interest on interest bearing deposits in other financial institutions	732	807	653

Total Interest Income	50,846	37,496	28,756

Interest Expense
Interest on interest bearing transaction accounts	238	184	152
Interest on money market and savings deposits	1,027	927	799
Interest on certificates of deposit	255	264	261
Interest on securities sold under agreements to repurchase	74	90	104
Interest on subordinated debentures	485	332	0

Total Interest Expense	2,079	1,797	1,316

Net Interest Income	48,767	35,699	27,440
Provision for loan losses	2,852	1,768	1,442

Net Interest Income After Provision For Loan Losses	45,915	33,931	25,998

Non-Interest Income
Gain on sale of securities, net	47	0	219
Other-than-temporary impairment losses	0	(155)	(264)
Gain on sale of SBA loans, net	1,087	50	0
Deposit account service charge income	2,377	2,130	1,617
Other non-interest income	3,007	1,936	790

Total Non-Interest Income	6,518	3,961	2,362

Non-Interest Expense
Salaries and employee benefits (includes stock based compensation expense of $1,088, $1,120 and $1,467 for the years ended December 31, 2013, 2012 and 2011, respectively)	22,870	18,729	15,352
Occupancy	4,194	3,564	3,103
Data processing	1,868	1,905	1,207
Legal and professional	2,166	1,350	971
FDIC deposit assessment	880	719	764
Merger related expenses	43	3,058	420
OREO valuation write-downs and expenses	95	343	216
Office services expenses	1,034	1,127	1,005
Other operating expenses	4,490	3,705	2,708

Total Non-Interest Expense	37,640	34,500	25,746

Net Income Before Provision for Income Tax Expense	14,793	3,392	2,614
Provision for income tax expense	5,008	1,665	1,147

Net Income	$9,785	$1,727	$1,467

Earnings Per Share
Basic earnings per share	$0.93	$0.21	$0.23
Diluted earnings per share	$0.90	$0.21	$0.22

The accompanying notes are an integral part of these financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
Net Income	$9,785	$1,727	$1,467
Other Comprehensive Income, net of tax:
Non-credit portion of other-than-temporary impairments arising during the period	(22)	464	(153)
Net unrealized gains (losses) on investment securities arising during the period	(1,577)	40	360

Other Comprehensive Income (Loss)	(1,599)	504	207

Comprehensive Income	$8,186	$2,231	$1,674

The accompanying notes are an integral part of these financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Years Ended December 31, 2013

(Dollars and shares in thousands)

	Common Stock
	Outstanding Shares	Amount	Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2010	5,943	$66,800	$4,693	$(4,902)	$683	$67,274
Net Issuance of Restricted Stock	121	0	0	0	0	0
Exercise of Stock Options	81	728	0	0	0	728
Issuance of Stock in Private Placement Offering, net of $569 in issuance costs	805	9,697	0	0	0	9,697
Stock based compensation expense related to employee stock options and restricted stock	0	0	1,467	0	0	1,467
Excess tax benefit – stock based compensation	0	0	4	0	0	4
Net Income	0	0	0	1,467	0	1,467
Other Comprehensive Income	0	0	0	0	207	207

Balance at December 31, 2011	6,950	$77,225	$6,164	$(3,435)	$890	$80,844

Net Issuance of Restricted Stock	110	0	0	0	0	0
Issuance of Stock for Purchase of PC Bancorp, net of $199 in issuance costs	3,721	41,660	0	0	0	41,660
Stock based compensation expense related to employee stock options and restricted stock	0	0	1,120	0	0	1,120
Restricted Stock Repurchase	(22)	0	(228)	0	0	(228)
Excess tax deficiency – Stock based compensation	0	0	(4)	0	0	(4)
Net Income	0	0	0	1,727	0	1,727
Other Comprehensive Income	0	0	0	0	504	504

Balance at December 31, 2012	10,759	$118,885	$7,052	$(1,708)	$1,394	$125,623

Net Issuance of Restricted Stock	69	0	0	0	0	0
Exercise of Stock Options	282	2,790	0	0	0	2,790
Stock based compensation expense related to employee stock options and restricted stock	0	0	1,088	0	0	1,088
Restricted Stock Repurchase	(29)	0	(422)	0	0	(422)
Excess tax benefit – stock based compensation	0	0	659	0	0	659
Net Income	0	0	0	9,785	0	9,785
Other Comprehensive (Loss)	0	0	0	0	(1,599)	(1,599)

Balance at December 31, 2013	11,081	$121,675	$8,377	$8,077	$(205)	$137,924

The accompanying notes are an integral part of these financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income:	$9,785	$1,727	$1,467
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,852	1,768	1,442
Provision for unfunded loan commitments	73	34	35
Stock based compensation expense	1,088	1,120	1,467
Depreciation	1,082	1,022	1,006
Net accretion of discounts/premiums for loans acquired and deferred loan fees/costs	(6,158)	(3,654)	(1,794)
Net amortization from investment securities	1,642	1,403	1,015
Increase in bank owned life insurance	(617)	(267)	(105)
Amortization of core deposit intangibles	309	219	137
Amortization of time deposit premium	(141)	(140)	0
Amortization of leasehold right intangible asset and liabilities	(313)	(315)	(174)
Accretion of subordinated debenture discount	210	94	0
Loss on disposal of fixed assets	15	5	3
OREO valuation write-downs	0	232	0
Gain on Sale of OREO	(23)	0	0
Net other-than-temporary impairment losses recognized in operations	0	155	264
Gain on sale of securities, net	(47)	0	(219)
Gain on sale of SBA loans, net	(1,087)	(50)	0
(Increase) decrease in deferred tax assets	3,101	(751)	62
(Increase) decrease in accrued interest receivable and other assets	(7,558)	(668)	(183)
Increase (decrease) in accrued interest payable and other liabilities	6,459	1,282	(254)
Increase (decrease) in fair value of derivative swap liability	(2,095)	(599)	0

Net cash provided by operating activities	8,577	2,888	4,444

Cash flows from investing activities:
Cash and cash equivalents acquired in acquisition, net of cash paid	0	41,716	0
Purchases of available-for-sale investment securities	(36,318)	(7,255)	(67,824)
Proceeds from sales of available-for-sale investment securities	6,968	17,278	4,758
Proceeds from repayment and maturities from available-for-sale investment securities	36,703	29,720	44,271
Loans originated, net of principal payments	(72,116)	(84,387)	(69,354)
Purchases of premises and equipment	(1,206)	(823)	(319)
Proceeds from sale of OREO	3,135	0	1,167
Net (increase) decrease in certificates of deposit in other financial institutions	(33,301)	12,849	(35,144)
Purchase of bank owned life insurance	0	(14,000)	0
Net redemption of FHLB and other bank stock	150	866	587

Net cash used in investing activities	(95,985)	(4,036)	(121,858)

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from financing activities:
Net increase in Non-interest bearing demand deposits	88,665	82,080	103,709
Net increase (decrease) in Interest bearing transaction accounts	42,988	40,893	(5,095)
Net increase (decrease) in Money market and savings deposits	40,449	(38,646)	(46,018)
Net decrease in Certificates of deposit	(17,614)	(30,951)	(19,807)
Net increase (decrease) in Securities sold under agreements to repurchase	(11,716)	(3,330)	3,325
Repayments of Federal Home Loan Bank borrowings – long-term	0	0	(5,545)
Net proceeds from Common stock issued	0	0	9,697
Net proceeds from stock options exercised	2,790	0	728
Restricted stock repurchase	(422)	(228)	0
Net excess (deficiency) in tax benefit on stock compensation	659	(4)	4

Net cash provided by financing activities	145,799	49,814	40,998

Net increase (decrease) in cash and cash equivalents	58,391	48,666	(76,416)
Cash and cash equivalents, beginning of year	182,896	134,230	210,646

Cash and cash equivalents, end of year	$241,287	$182,896	$134,230

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$2,029	$1,681	$1,425
Net cash paid (refunds received) during the year for taxes	$(270)	$2,685	$200
Supplemental disclosures of non-cash investing activities:
Net increase (decrease) in unrealized gains (losses) on investment securities, net of tax	$(1,599)	$504	$207
Loans transferred to other real estate owned	$0	$0	$3,344
Supplemental schedule related to acquisition:
Cash and cash equivalents acquired	$0	$42,172	$0
Cash paid for cancellation of stock options	0	(455)	0
Cash paid for fractional shares	0	(1)	0

Net cash and cash equivalents acquired net of cash paid	$0	$41,716	$0

The accompanying notes are an integral part of these financial statements

See Note 2 – Business Combinations

CU BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 1 – Summary of Significant Accounting Policies

CU Bancorp (the “Company”) is a bank holding company whose operating subsidiary is California United Bank. CU Bancorp was established to facilitate the reorganization and merger of Premier Commercial Bank, N.A. into California United Bank, which took place after the close of business on July 31, 2012. As a bank holding company, CU Bancorp is subject to regulation of the Federal Reserve Board (“FRB”). See Note 2 – Business Combinations. The term “Company”, as used throughout this document, refers to the consolidated balance sheets and consolidated statements of income of CU Bancorp and California United Bank.

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

CU Bancorp is the common shareholder of Premier Commercial Statutory Trust I, Premier Commercial Statutory Trust II, and Premier Commercial Statutory Trust III, entities which were acquired in the merger with Premier Commercial Bancorp (“PC Bancorp”). These trusts were established for the sole purpose of issuing trust preferred securities and do not meet the criteria for consolidation. For more detail, see Note 13 – Borrowings and Subordinated Debentures.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, these accounting principles require the disclosure of contingent assets and liabilities as of the date of the financial statements.

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

Business Segments

The Company is organized and operated as a single reporting segment, principally engaged in commercial business banking. The Company conducts its lending and deposit operations through eight full service branch offices located in Los Angeles, Orange, and Ventura counties.

Cash and Cash Equivalents

Within the Consolidated Statements of Cash Flows, cash and cash equivalents include cash, due from banks and interest earning deposits in other financial institutions. Cash flows from loans, deposits, securities sold under agreements to repurchase and certificates of deposit in other financial institutions are reported on a net basis.

Restricted Cash

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. Reserve balances of $1,129,000 and $1,960,000 were required by the Federal Reserve Bank of San Francisco as of December 31, 2013 and 2012, respectively. As of December 31, 2013, the Bank was in compliance with all known Federal Reserve Bank reporting and reserve requirements. At December 31, 2013 and 2012 respectively, the Company had $4.3 million and $5.1 million pledged as collateral for its interest rate swap agreement with Pacific Coast Bankers Bank “PCBB”.

Interest Earning Deposits in Other Financial Institutions

Interest earning deposits in other financial institutions represent short term interest earning deposits, which include money market deposit accounts with other financial institutions, including interest earning deposits with the U.S. Federal Reserve Bank “Federal Reserve”. These deposits and investments can generally provide the Company with immediate liquidity and generally can be liquidated the same day as is the case with the Federal Reserve and up to seven days on money market deposit accounts with other financial institutions.

Certificates of Deposit in Other Financial Institutions

The Company’s investments in certificates of deposit issued by other financial institutions are generally fully insured by the FDIC up to the applicable limit of $250,000 and have original maturity of between 30 days and 12 months. The current remaining maturities of the Company’s certificates of deposit at December 31, 2013 range from 4 days to 12 months with a weighted average maturity of 5.2 months and a weighted average yield of 0.50%.

Concentrations and Credit Risk in Other Financial Institutions

The Company maintains certain deposits in other financial institutions in amounts that exceed federal deposit insurance coverage. At December 31, 2013, the amount of deposits in other financial institutions that the Company did not maintain with either the Federal Reserve Bank or the Federal Home Loan Bank and were not covered by FDIC insurance was $20.1 million in non-interest bearing accounts, $14.5 million in interest bearing accounts, and $4.3 million in certificates of deposit in other financial institutions. Based on management’s evaluation of the credit risk of maintaining balances and transactions with these correspondent financial institutions, management does not believe that the Company is exposed to any significant credit risk on these balances.

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

As of each reporting date, the Company evaluates the securities portfolio to determine if there has been an other-than-temporary impairment (“OTTI”) on each of the individual securities in the investment securities portfolio. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an OTTI shall be considered to have occurred. Once an OTTI is considered to have occurred, the credit portion of the loss is required to be recognized in current earnings, while the non-credit portion of the loss is recorded as a separate component of shareholders’ equity.

In estimating whether an other-than-temporary impairment loss has occurred, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the current liquidity and volatility of the market for each of the individual security categories, (iv) the current slope and shape of the Treasury yield curve, along with where the economy is in the current interest rate cycle, (v) the current spread between Treasuries and the specific security categories, and the spread differential between the current spread and the long-term average spread for that security category, (vi) the projected cash flows from the specific security type, (vii) the financial guarantee and financial rating of the issuer and (viii) the intent and ability of the Company to retain its investment in the issue for a period of time sufficient to allow for any anticipated recovery in fair value.

If it’s determined that an other-than-temporary impairment exists on a debt security, the Company then determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Company will recognize an other-than-temporary impairment in earnings equal to the difference between the security’s fair value and its adjusted cost basis. If neither of the conditions is met, the Company determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present value of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The portion of total impairment related to all other factors is included in other comprehensive income. Significant judgment is required in this analysis that includes, but is not limited to assumptions regarding the collectability of principal and interest, future default rates, future prepayment speeds, the amount of current delinquencies that will result in defaults and the amount of eventual recoveries expected on these defaulted loans through the foreclosure process.

Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the expected maturity term of the securities. For mortgage-backed securities, the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities.

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

The Federal Home Loan Bank of San Francisco has reported earnings for the years ended December 31, 2013, 2012, and 2011, and remains in compliance with its regulatory capital and liquidity requirements and has declared and paid dividends on its stock in 2013, 2012 and 2011. In addition, the FHLB made capital stock redemptions in 2013, 2012 and 2011. See Note 5 – Investment Securities, Investments in FHLB Common Stock. With consideration given to these factors, management concluded that the stock was not impaired at December 31, 2013, 2012 or 2011.

The Company’s investment in FHLB stock is included in other assets on the accompanying balance sheets.

Loans and Interest and Fees on Loans

The Company extends commercial, SBA, commercial real estate, construction and personal loans to business principals and entrepreneurs, to small and medium-sized businesses, to non-profit organizations, to the professional community, including attorneys, certified public accountants, financial advisors, healthcare providers, and to investors. Loans that the Company has the ability and intent to hold until maturity are stated at their outstanding unpaid principal balances, net of deferred loan fees, unearned discounts, fair value credit valuation allowance and net of the allowance for loan loss. The Company recognizes loan origination fees to the extent they represent reimbursement for initial direct costs, as income at the time of loan boarding. The excess of fees over costs, if any, is deferred and recognized in interest income using the level yield method.

Interest on loans is accrued daily and credited to income based on the principal amount outstanding. Interest is calculated using the terms of the loan according to the contractual note agreements. A small number of loans have been identified and designated as hedged items by the Company. For a detailed discussion of the accounting related to the loans designated as hedged items, see Note 1 – Summary of Significant Accounting Policies under “Derivative Financial Instruments and Hedging Activity.”

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

When a loan is placed on nonaccrual status or has been charged-off, all interest income that has been accrued but not yet collected, is reversed against interest income. Subsequent payments received from the customer are applied to principal and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required.

Impaired loans: A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the original loan agreement. Generally, these loans are rated substandard or worse. Most impaired loans are classified as nonaccrual. However, there are some loans that are designated impaired due to doubt regarding collectability according to contractual terms, but are both fully secured by collateral and are current in their interest and principal payments. These impaired loans that are not classified as nonaccrual continue to pay as agreed. Impaired loans are measured for reserve requirements based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of an impairment reserve, if any, and any subsequent changes are charged against the allowance for loan loss. Factors that contribute to a performing loan being classified as impaired include payment status, collateral value, probability of collecting scheduled payments, delinquent taxes, and debts to other lenders that cannot be serviced out of existing cash flow.

Troubled debt restructurings: A loan is classified as a troubled debt restructuring when a borrower experiences financial difficulties that lead to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. The loan terms which have been modified or restructured due to a borrower’s financial difficulty may include a reduction in the stated interest rate, an extension of the maturity at an interest rate below current market interest rates, a reduction in the face amount of the debt (principal forgiveness), a reduction in the accrued interest, or re-aging, extensions, deferrals, renewals, rewrites and other actions intended to minimize potential losses.

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

A loan that is modified at a market rate of interest will not be classified as troubled debt restructuring in the calendar year subsequent to the restructuring if it is in compliance with the modified terms and the expectation exists for continued performance going forward. Payment performance prior and subsequent to the restructuring is taken into account in assessing whether it is likely that the borrower can meet the new terms. This may result in the loan being returned to accrual at the time of restructuring. The Company generally requires a period of sustained repayment for at least six months for return to accrual status.

Loans Held for Sale and Servicing Assets

Loans held for sale are loans originated by the Company and include the principal amount outstanding net of unearned income and the loans are carried at the lower of cost or fair value on an aggregate basis. A decline in the aggregate fair value of the loans below their aggregate carrying amount is recognized through a charge to earnings in the period of such decline. Unearned income on these loans is taken into earnings when they are sold. At December 31, 2013 and 2012, the Company had no loans classified as held for sale.

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

The Allowance is an amount that management believes will be adequate to absorb estimated charge-offs related to specifically identified loans, as well as probable loan charge-offs inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. Management carefully monitors changing economic conditions, the concentrations of loan categories and collateral, the financial condition of the borrowers, the history of the loan portfolio, as well as historical peer group loan loss data to determine the adequacy of the Allowance. The Allowance is based upon estimates, and actual charge-offs may vary from the estimates. No assurance can be given that adverse future economic conditions will not lead to delinquent loans, increases in the provision for loan losses and/or charge- offs. These evaluations are inherently subjective, as they require estimates that are susceptible to significant revisions as conditions change. In addition, regulatory agencies, as an integral part of their examination process, may require additions to the Allowance based on their judgment about information available at the time of their examinations. Management believes that the Allowance as of December 31, 2013 is adequate to absorb known and probable losses in the loan portfolio.

The Allowance consists of specific and general components. The specific component relates to loans that are categorized as impaired. For loans that are categorized as impaired, a specific reserve is established when the fair value of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on the type of loan and historical charge-off experience adjusted for qualitative factors.

While the general allowance covers all non-impaired loans and is based on historical loss experience adjusted for the various qualitative factors as discussed in Note 6—Loans, the change in the Allowance from one reporting period to the next may not directly correlate to the rate of change of nonperforming loans for the following reasons:

•

A loan moving from the impaired performing status to an impaired non-performing status does not mandate an automatic increase in reserves. The individual loan is evaluated for a specific reserve requirement when the loan moves to the impaired status, not when the loan moves to non-performing status. In addition, the impaired loan is reevaluated at each subsequent reporting period. Impaired loans are evaluated by comparing the fair value of the collateral less costs to sell, if the loan is collateral dependent, and the present value of the expected future cash flows discounted at the loan’s effective interest rate, if the loan is not collateral dependent.

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

Goodwill and Other Intangible Assets

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination determined to have an indefinite useful life are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exist that indicate that an impairment test should be performed. The Company has selected October 1st as the date to perform its annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet. There was no impairment as of December 31, 2013. The increase in goodwill in 2012 was solely the result of the acquisition of PC Bancorp. For more discussion, see Note 2 – Business Combinations.

Core deposit intangible assets arising from business combinations are amortized using an accelerated method over their estimated useful lives and are classified under core deposit and leasehold right intangibles on the Company’s balance sheet.

Leasehold right intangible is the difference in the fair value of an acquired lease and the amount of payments required to be made under the lease obligation. The leasehold intangible asset is amortized to expense over the life of the lease and is classified under core deposit and leasehold right intangibles on the Company’s balance sheet.

Qualified Affordable Housing Project Investments

The Company has made investments in qualified affordable housing projects that are defined within the industry and here as investments in Low Income Housing Tax Credits “LIHTC”. The investment in LIHTC provides the Company with tax credits and tax benefits which are designed to encourage investments in the construction and rehabilitation of low-income housing. The Company’s investments are made to limited partnerships that manage or invest in qualified affordable housing projects primarily to receive both tax credits and benefits in addition to CRA credits. In December 2013, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force). See “Recent Accounting Pronouncements” contained in Note 1 – Summary of Significant Accounting Policies for an overview of this accounting standard. ASU 2014-1 modifies the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost method to account for qualified affordable housing project investments. If the modified conditions are met, the amendments permit an entity to amortize the initial cost of the investment in proportion to the amount of the tax credits and tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The four conditions that must be met to utilize the proportional amortization method are: (a) it is probable that the tax credits allocable to the investor will be available, (b) the investor does not have the ability to exercise significant influence over the operating and financial policies of the limited partnership, and substantially all of the projected benefits are from tax credits and tax benefits, (c) the investor’s projected yield based solely on the cash flows from the tax credits and tax benefits is positive and (d) the investor is a limited liability investor in the limited partnership for both legal and tax purposes, and the investor is limited to its capital investment. The Company believes that all the above conditions are met to qualify the Company to account for its investments in LIHTC under ASU 2014-1. In addition, the Company is required to evaluate its investments in LIHTC for impairment, when there are events or changes in circumstances indicating it is more likely than not that the carrying amount of the Company’s investment would not be realized either through the receipt of tax credits and tax benefits or through a sale. Management does not believe there is any impairment of its LIHTC investments at December 31, 2013. Further, ASU 2014-1 introduces new recurring disclosures about investments in qualified affordable housing projects irrespective of the method used to account for the investments. See Note 11 – Investments in Qualified Affordable Housing Projects for details on the Company’s investments in LIHTC’s.

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

Derivative Financial Instruments and Hedging Activities

At December 31, 2013 and 2012, all derivative instruments (interest rate swap contracts) were recognized on the consolidated balance sheet at their current fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and hedged item related to the hedged risk are recognized in earnings. ASC Topic 815 establishes the accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. ASC Topic 815 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

The Company acquired twenty-four interest rate swap contracts as part of its merger with PC Bancorp. From the acquisition date through September 30, 2012, (two months), these swap contracts were not designated as hedges and all changes in the fair value of the interest rate swap contracts were recognized in earnings and were included in other non-interest income. Effective October 1, 2012, twenty-one of the interest rate swap contracts were re-designated as fair value hedges by the Company with changes in the fair value of the swap contracts and changes in the fair value of the hedged items attributable to the hedged risk being recorded in net interest income. Two of the PC Bancorp fair value hedges and the one cash flow hedge were not re-designated as hedges by the Company with the changes in the fair value of these swap contacts being recorded as other non-interest income. See Note 14 – Derivative Financial Instruments regarding the details and impact of financial derivatives on the Company’s financial condition and results of operations.

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

The Company, as part of its acquisition of PC Bancorp, had to formally document all relationships between the hedging instruments and the hedged items, as well as its risk management objective and strategy for re-designating the interest rate swap contract as a hedge transaction. This process included linking all derivatives that were designated as fair value hedges to specific assets on the balance sheet. The Company also had to formally assess the hedge’s current effectiveness in offsetting changes in the fair values of the hedged items. On an ongoing basis, the derivatives that are used in hedging transactions are evaluated as to how effective they are in offsetting changes in fair values or cash flows of hedged items.

The Company will discontinue hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting change in the fair value of the hedged item, the derivative expires or is sold, is terminated, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, the Company will continue to carry the derivative on the balance sheet at its fair value (if applicable), but will no longer adjust the hedged asset or liability for changes in fair value. The adjustments of the carrying amount of the hedged asset or liability will be accounted for in the same manner as other components of the carrying amount of that asset or liability, and the adjustments are amortized to interest income over the remaining life of the hedged item upon the termination of hedge accounting.

Income Taxes and Other Taxes

Deferred income tax assets and liabilities are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. A valuation allowance is established to the extent necessary to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax assets or benefits will be realized. Realization of tax benefits for deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward period and that current tax law will allow for the realization of those tax benefits.

The Company is required to account for uncertainty associated with the tax positions it has taken or expects to be taken on past, current and future tax returns. Where there may be a degree of uncertainty as to the tax deductibility of an item, the Company may only record the tax effects (expense or benefits) from an uncertain tax position in the financial statements if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. The Company does not believe that it has any material uncertain tax positions taken to date that are not more likely than not to be realized. The Company’s federal income tax returns for the years ended December 31, 2010 through 2012 are open for examination by federal taxing authorities and the Company’s state income tax returns for the years ended December 2009 through 2012 are open for examination by state taxing authorities. The Company’s federal tax returns for the year ended December 31, 2009 were examined by the IRS in 2011. This examination was completed with two adjustments made to the Company’s federally filed 2009 tax return which impacted the Company’s current and deferred tax assets in 2011. The amount of interest and penalties associated with the IRS audit of the Bank’s 2009 tax return was expensed in 2011 and was not considered material to the financial statements.

The Company was notified by the Franchise Tax Board during the fourth quarter of 2013 that an examination of the State of California Enterprise Zone net interest deduction that the Company took in its 2011 and 2012 tax returns is under review. The Franchise Tax Board has requested and the Company has supplied information related to the composition and calculation of the net interest deduction taken by the Company in 2011 and 2012. The Franchise Tax board has not yet notified the Company of their findings at this time.

The Company has not been notified of any other pending tax examinations by taxing authorities.

The Company’s consolidated effective statutory federal and state income tax rate is approximately 41%. The actual effective rate reflected within these financial statements is dependent on the composition of taxable earnings in the period. A number of expenses such as certain merger related expenses, certain business and entertainment expenses, country club dues, etc. are not allowable as an expense for either federal or state purposes and are classified as permanent tax-to-book taxable income differences. In addition, the Company has several items included in income, that are excluded from taxable income, such as the net interest income on loans within the State of California Enterprise Zone designated areas for state income taxes and the increase in cash surrender value of bank owned life insurance policies. Because of these differences, the Company’s effective tax may vary considerably between reporting years. During 2012, due to the inclusion of significant merger related costs, the Company had an effective tax rate in excess of its statutory rate. In 2013, the Company invested $1.1 million in Community Redevelopment Act “CRA” 60 month term, 0% interest rate deposits that made the Company eligible for a $215,000 Qualified Investment Tax Credit, which was received in the third quarter of 2013. The Company has invested in Qualified Affordable Housing Projects (“LIHTC”) that generate tax credits and benefits for the Company. See Note 1 and Note 11 – Investments in Qualified Affordable Housing Projects. The Company’s consolidated effective tax rate for the year ended December 31, 2013 is below the statutory rate. See the income tax rate reconciliation in Note 19 – Income Taxes.

Based on legislation enacted during the second quarter of 2013, the California State Legislature has repealed the net interest deduction on interest income for loans within the designated State of California Enterprise Zones. The effective date of this legislation is January 1, 2014. As a result, the Company will lose the net interest deduction when calculating its state income tax provision, which will increase the effective state tax rate for 2014.

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

Earnings per Share (EPS)

Basic earnings per share is calculated by dividing net income by the weighted shares outstanding during the period. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of potential common stock using the treasury stock method only if the effect on earnings per share is dilutive. See Note 4 – Computation of Earnings per Common Share.

Recent Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This update amends ASU 2011-11, Balance Sheet (Topic 210): Disclosures about offsetting Assets and Liabilities. The amendment clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for fiscal and interim periods beginning on or after January 1, 2013. The adoption of this ASU did not have an impact on the Company’s financial position or results of operations. The additional disclosures required under this ASU are reflected in Note 15 – Balance Sheet Offsetting.

In February 2013, the FASB issued ASU No. 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011). These amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. These amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the original ASU in the first quarter of 2013. The additional disclosures required under this ASU are reflected in Note 21 – Other Comprehensive Income (Loss).

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The amendments in this update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. This guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. This ASU also requires an entity to disclose the nature and amount of the obligation, as well as other information about those obligations. The amendments are effective upon issuance. The adoption of this ASU did not have an impact on the Company’s financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this update permit the Fed Funds Effective Swap Rate (“OIS”) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to Treasury obligations of the U.S. government (“UST”) and the London Interbank Offered Rate (“LIBOR”). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company has not entered into any new derivative or hedging transactions, nor has the Company had to redesignate any existing hedging transaction relationships since the effective date of July 17, 2013. As a result, the adoption of this ASU did not have an impact on the Company’s financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments do not require new recurring disclosures but they are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this ASU is not expected to have an impact on the Company’s financial position or results of operations.

In January 2014, the FASB issued ASU No. 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force). ASU 2014-01 modifies the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. If the modified conditions are met, the amendments permit an entity to amortize the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). Additionally, ASU 2014-1 introduces new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments. Prior to these amendments, a reporting entity that invests in qualified affordable housing projects may elect to account for that investment using the level yield method if specific conditions are met. For investments that are not accounted for using the effective yield method, the investment must be accounted for under either the equity method or the cost method. Because the conditions which allow an entity to utilize the effective yield method were overly restrictive, this prevented many investors from using the effective yield method. Under the effective yield method, all tax credits, tax benefits, and the writedown of the investments are accounted for net of taxes as a component of income tax expense (benefit). This method more fairly represents the economics of the transaction than accounting under the equity method or cost method. The amendments in ASU 2014-01 are expected to enable more entities to qualify for the proportional amortization method to account for affordable housing project investments than the number of entities that currently qualify for the effective yield method. The amendments are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. For all entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2014, and interim periods within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company early adopted ASU 2014-01 in the fourth quarter of 2013. See Note 11 – Investments in Qualified Affordable Housing Projects for the Company’s disclosures on its investments in LIHTC projects required under ASU 2014-01.

Note 2 – Business Combinations

The Company acquired Premier Commercial Bancorp (“PC Bancorp”) in a business combination completed during 2012, utilizing the purchase method of accounting. Accordingly, the results of operations of the acquired company have been included in the Company’s results of operations since the date of acquisition of July 31, 2012. Under the purchase method of accounting, assets and liabilities acquired are recorded at their estimated fair values, net of applicable income tax effects. The excess cost over the fair value of net assets acquired is recorded as goodwill.

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

The reasons for the acquisition of Premier Commercial Bancorp (“PC Bancorp”) in 2012 and the factors reviewed by the Company’s Board of Directors in approving this transaction are as follows. In reaching its conclusion to acquire PC Bancorp, the Company’s board of directors considered a number of factors, including the following, without assigning any specific or relative weights to the factors: (i) strategic alternatives and the competitive banking environment in California; (ii) current banking and regulatory trends indicating that asset size and number and strength of distribution channels will become increasingly important in view of industry consolidation and regulatory burdens; (iii) the acquired entities business, operations, branch network, financial condition and earnings on a historical and prospective basis; (iv) the possibility of increased earnings for the acquired entities shareholders as shareholders of CU Bancorp; (v) the opinion of its investment bankers that the per share merger consideration to be paid to the shareholders of PC Bancorp in connection with the merger was fair to the shareholders of the Company from a financial point of view; (vi) the potential for synergies with the merger transaction; (vii) the terms of the merger agreement and the merger consideration paid to the PC Bancorp shareholders in relation to the market value and book value; (vii) the general impact that the merger could be expected to have on the constituencies serviced by the Company; (viii) the added convenience of access to an expanded branch network system that would enhance the Company’s presence in Orange County; and (ix) the prospect of operating efficiencies of a combined institution.

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

The following supplemental information is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of the acquisition related to the PC Bancorp merger (dollars in thousands):

Assets Acquired and Liabilities Assumed from Premier Commercial Bancorp	July 31, 2012
Assets:
Cash and cash equivalents	$42,172
Certificates of deposit in other financial institutions	4,711
Investment securities available-for-sale	44,404
Loans	277,994
Premises and equipment, net	276
Deferred tax asset	7,163
Goodwill	6,137
Core deposit intangible	1,005
Bank owned life insurance	3,665
Accrued interest receivable and other assets	9,503

Total Assets	397,030
Liabilities:
Deposits	334,084
Subordinated debentures	9,075
Accrued interest payable and other liabilities	11,549

Total Liabilities	354,708

Total Purchase Price	$42,322

Cash and cash equivalents	$42,172
Stock option payout to PC Bancorp employees and Directors	(455)
Fractional shares payout	(1)

Cash and cash equivalents acquired, net of cash paid	$41,716

The Company acquired on July 31, 2012, as part of the PC Bancorp acquisition, loans with a fair value of $278.0 million of which $6.8 million were on non-accrual.

The Company recorded a net fair value discount of $14.5 million on the loans acquired in the PC Bancorp transaction. At acquisition date, $12.3 million of this amount was accretable into interest income over time. The remaining $2.2 million of the net fair value discount is associated with purchased credit impaired (“PCI”) loans and portions, or all of this discount will be accreted into income over time once these loans become performing or are paid off.

The accompanying financial statements include the accounts of PC Bancorp since the acquisition date. The following supplemental pro forma information discloses selected financial information for the periods indicated as though the PC Bancorp merger had been completed as of January 1, 2011. The 2012 pro forma net income includes non-recurring merger expenses related to the PC Bancorp merger for investment banking, legal, accounting, systems conversion and other professional fees, net of tax, totaling approximately $2.6 million. The 2011 pro forma net income includes non-recurring merger expenses related to the PC Bancorp merger for legal, accounting, and other professional fees, net of tax, totaling approximately $183,000. (dollars in thousands, except per share data)

Supplemental Proforma Financial Data PC Bancorp Acquisition	Twelve Months Ended December 31,
	2012	2011
Net Interest Income	$42,939	$41,529
Net Income	$2,281	$2,787
Diluted earnings per share	$0.21	$0.27

Note 3 – Computation of Book Value and Tangible Book Value per Common Share

Book value per common share was calculated by dividing total shareholders’ equity by the number of common shares issued and outstanding. Tangible book value per common share was calculated by dividing tangible shareholders’ equity by the number of common shares issued and outstanding. The tables below present the computation of book value and tangible book value per common share as of the dates indicated (dollars in thousands, except per share data):

	Years Ended December 31,
	2013	2012
Total Shareholders’ Equity	$137,924	$125,623
Less: Goodwill	12,292	12,292
Less: Core deposit and leasehold right intangibles	2,525	1,747

Tangible Shareholders’ Equity	$123,107	$111,584

Common shares issued and outstanding	11,081,364	10,758,674
Book value per common share	$12.45	$11.68

Tangible book value per common share	$11.11	$10.37

Note 4 – Computation of Earnings per Common Share

Basic and diluted earnings per common share were determined by dividing the net income by the applicable basic and diluted weighted average common shares outstanding. The following table shows weighted average basic shares outstanding, potential dilutive shares related to stock options, unvested restricted stock, and weighted average diluted shares for each of the periods indicated (dollars in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011
Net Income	$9,785	$1,727	$1,467

Weighted average basic common shares outstanding	10,567,436	8,283,599	6,460,104
Dilutive effect of potential common share issuances from stock options and restricted stock	269,425	127,150	175,758

Weighted average diluted common shares outstanding	10,836,861	8,410,749	6,635,862

Income per common share
Basic	$0.93	$0.21	$0.23
Diluted	$0.90	$0.21	$0.22

Anti-dilutive shares not included in the calculation of diluted earnings per share	81,000	245,833	247,083

Note 5 – Investment Securities

The Company’s investment securities portfolio has been classified as available-for-sale, and is recorded at estimated fair market value.

The following tables present the amortized cost and estimated fair values of investment securities by major category as of the dates indicated (dollars in thousands):

		Gross Unrealized
December 31, 2013 – Available-for-sale:	Amortized Cost	Gains	Losses	Net Non-credit Gains on Other–than- temporarily Impaired Securities	Estimated Fair Value
U.S. Govt Agency and Sponsored Agency – Note Securities	$4,153	$1	$2	$0	$4,152
U.S. Govt Agency – SBA Securities	50,521	875	491	0	50,905
U.S. Govt Agency – GNMA Mortgage-Backed Securities	28,107	180	909	0	27,378
U.S. Govt Sponsored Agency – CMO & Mortgage-Backed Securities	15,348	345	479	0	15,214
Corporate Securities	5,086	125	0	0	5,211
Municipal Securities	3,621	9	2	0	3,628

Total investment securities	$106,836	$1,535	$1,883	$0	$106,488

		Gross Unrealized
December 31, 2012 – Available-for-sale:	Amortized Cost	Gains	Losses	Net Non-credit Gains on Other–than- temporarily Impaired Securities	Estimated Fair Value
U.S. Govt Agency and Sponsored Agency – Note Securities	$18,888	$24	$1	$0	$18,911
U.S. Govt Agency – SBA Securities	42,308	703	32	0	42,979
U.S. Govt Agency – GNMA Mortgage-Backed Securities	22,237	728	5	0	22,960
U.S. Govt Sponsored Agency – CMO & Mortgage-Backed Securities	12,335	696	0	0	13,031
Corporate Securities	10,311	235	0	0	10,546
Municipal Securities	6,831	3	18	0	6,816
Private Issue CMO Securities	2,874	0	0	36	2,910

Total investment securities	$115,784	$2,389	$56	$36	$118,153

The Company’s investment securities portfolio at December 31, 2013, consists of U.S. Agency and U.S. Sponsored Agency issued AAA and AA rated investment-grade securities, investment grade corporate bond securities, and municipal securities. Securities with a market value of $11.8 million and $23.3 million were pledged to secure securities sold under agreements to repurchase at December 31, 2013 and December 31, 2012, respectively. See Note 13 – Borrowings and Subordinated Debentures. Securities with a market value of $11.0 million were pledged to secure a certificate of deposit of $10.0 million with the State of California Treasurer’s office at both December 31, 2013 and December 31, 2012. Securities with a market value of $29.3 million and $16.0 million were pledged to secure outstanding standby letters of credit confirmed/issued by a correspondent bank for the benefit of our customers in the amount of $21.9 million and $12.7 million at December 31, 2013 and December 31, 2012, respectively. Securities with a market value of $275,000 and $281,000 were pledged to secure local agency deposits at December 31, 2013 and December 31, 2012, respectively.

The Company had no securities that were classified as other-than-temporarily impaired at December 31, 2013.

The following tables present investment securities with unrealized losses that are considered to be temporarily-impaired and other-than-temporarily impaired, summarized and classified according to the duration of the loss period as of the dates indicated (dollars in thousands).

	< 12 Continuous Months		> 12 Continuous Months		Total
December 31, 2013	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
Temporarily-impaired available-for-sale investment securities:
U.S. Govt. – Agency and Sponsored Agency Note Securities	$1,041	$2	$0	$0	$1,041	$2
U.S. Govt. Agency – SBA Securities	11,686	491	0	0	11,686	491
U.S. Govt. Agency – GNMA Mortgage-Backed Securities	15,693	721	1,864	188	17,557	909
U.S. Govt. Sponsored Agency CMO & Mortgage-Backed Securities	7,650	479	0	0	7,650	479
Municipal Securities	0	0	1,029	2	1,029	2

Total temporarily-impaired available-for-sale investment securities	$36,070	$1,693	$2,893	$190	$38,963	$1,883

	< 12 Continuous Months		> 12 Continuous Months		Total
December 31, 2012	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
Temporarily-impaired available-for-sale investment securities:
U.S. Govt. – Agency and Sponsored Agency Note Securities	$2,209	$1	$0	$0	$2,209	$1
U.S. Govt. Agency SBA Securities	5,124	32	0	0	5,124	32
U.S. Govt. Sponsored Agency CMO & Mortgage-Backed Securities	2,126	5	0	0	2,126	5
Municipal Securities	6,293	18	0	0	6,293	18

Total temporarily-impaired available-for-sale investment securities	$15,752	$56	$0	$0	$15,752	$56

Other-than-temporarily impaired available-for-sale investment securities:
Private Issue CMO Securities	0	0	1,235	65	1,235	65

Total temporarily-impaired and other-than-temporarily impaired available-for-sale investment securities	$15,752	$56	$1,235	$65	$16,987	$121

The amortized cost, estimated fair value and average yield of debt securities at December 31, 2013, are reflected in the table below (dollars in thousands). Maturity categories are determined as follows:

•	U.S. Govt. Agency and U.S. Govt. Sponsored Agency bonds and notes – maturity date

•

U.S. Govt. Sponsored Agency CMO or Mortgage-Backed Securities, U.S. Govt. Agency GNMA Mortgage-Backed Securities and U.S. Gov. Agency SBA Securities – estimated cash flow taking into account estimated pre-payment speeds

•	Investment grade Corporate Bonds and Municipal securities – maturity date

Although, U.S. Government Agency and U.S. Government Sponsored Agency mortgage-backed and CMO securities have contractual maturities through 2048, the expected maturity will differ from the contractual maturities because borrowers or issuers may have the right to prepay such obligations without penalties.

	December 31, 2013
Maturities Schedule of Securities	Amortized Cost	Fair Value	Weighted Average Yield
Due through one year	$17,574	$17,759	1.69%
Due after one year through five years	37,733	38,168	2.04%
Due after five years through ten years	25,486	24,952	2.41%
Due after ten years	26,043	25,609	2.75%

Total	$106,836	$106,488	2.24%

The weighted average yields in the above table are based on effective rates of book balances at the end of the year. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.

The Company evaluated all securities for declines in fair value below the securities cost basis for possible impairment as of December 31, 2013.

The Company’s six private issue CMO securities at December 31, 2012 were classified as substandard assets. The Company recorded an other-than-temporary impairment credit loss of $155,000 on these private issue CMO securities in 2012. As a result of an unsolicited bid from a broker dealer, in January of 2013, the Company sold all six of its Private Issue CMO securities at a net gain of $5,000. There were no private issue CMO securities sold in 2012.

The following table summarizes activity related to the credit component recognized in earnings on investment securities (Private Issue CMO Securities) held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive income (loss) for the dates and periods indicated (dollars in thousands):

	2013	2012	2011
Balance at the beginning of the period, January 1,	$871	$973	$914
Credit valuation security impairment charge (gain on sale) and recorded through the Statement of Income	(5)	155	264

Total cumulative inception to date valuation impairment charge on securities	866	1,128	1,178

Less actual credit loss recognized from sale of securities	(866)	0	0
Less actual credit loss recognized on principal	0	(257)	(205)

Total credit loss recognized on securities	(866)	(257)	(205)

Balance at the end of the period, December 31,	$0	$871	$973

During the years ended December 31, 2013, 2012 and 2011 the Company recognized gross gains and (losses) on sales of available-for-sale securities in the amount of $47,000 $0 and $219,000, respectively. The Company had net proceeds from the sale of available-for-sale securities of $7.0 million $17.3 million and $4.8 million at December 31, 2013, 2012 and 2011, respectively.

Investments in FHLB Common Stock

The Company’s investment in the common stock of the FHLB of San Francisco is carried at cost and was $4.7 million and $4.9 million as of December 31, 2013 and 2012, respectively. See Note 13—Borrowings and Subordinated Debentures for a detailed discussion regarding the Company’s borrowings and the requirements to purchase FHLB common stock.

The FHLB has declared and paid cash dividends in 2012 and 2013, and has repurchased certain amounts of the Company’s excess stock at the Company’s carrying value. The Company has received cash dividends from the FHLB of $199,000 and $49,000 for the years ending December 31, 2013 and 2012, respectively. As part of the acquisition of PC Bancorp, the Company acquired $1.9 million of FHLB common stock in 2012. The FHLB made common stock redemptions of $150,300 and $187,200 during the years ending December 31, 2013, and 2012, respectively.

The FHLB has been classified as one of the Company’s primary correspondent banks and is evaluated on a quarterly basis as part of the Company’s evaluation of its correspondent banking relationships under Federal Reserve Board Regulation F.

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2013 and based on the current financial condition of the FHLB of San Francisco, no impairment losses appear necessary or warranted.

The Company’s investment in FHLB stock is included in other assets on the accompanying balance sheets.

Note 6 – Loans

The following table presents the composition of the loan portfolio as of the dates indicated (dollars in thousands):

	December 31,
	2013	2012
Commercial and Industrial Loans:	$299,473	$262,637
Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	197,605	181,844
Other Nonresidential Properties	271,818	246,450
Construction, Land Development and Other Land	47,074	48,528
1-4 Family Residential Properties	65,711	62,037
Multifamily Residential Properties	33,780	31,610

Total Loans Secured by Real Estate	615,988	570,469

Other Loans:	17,733	21,779

Total Loans	$933,194	$854,885

Loans are made to individuals, as well as commercial and tax exempt entities. Specific loan terms vary as to interest rate, repayment, and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower. Credit risk tends to be geographically concentrated in Southern California where a majority of the Company’s loan customers are located.

The Company’s extensions of credit are governed by its credit policies which are established to control the quality, structure and adherence to applicable law of the Company’s loans. These policies are reviewed and approved by the Board of Directors on a regular basis.

Commercial and Industrial Loans: Commercial credit is extended primarily to middle market businesses, professional enterprises and their owners for business purposes. Typical loan types are working capital loans, loans for financing capital expenditures, asset acquisition loans and other business loans. Loans to closely held businesses will generally be guaranteed in full or in a meaningful amount by the businesses’ major owners. Commercial loans are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors. Minimum standards and underwriting guidelines have been established for all commercial loan types.

Commercial Real Estate Loans: The Company’s goal is to create and maintain a high quality portfolio of commercial real estate loans with customers who meet the quality and relationship profitability objectives of the Company. These loans include owner-occupied nonresidential properties and other nonresidential properties. Owner-occupied nonresidential property loans are subject to underwriting standards and processes similar to commercial and industrial loans. These loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the business. Other nonresidential property loans are also subject to strict underwriting standards and processes. For these loans the Company looks at the underlying cash flows from these properties, which include: the debt service coverage, the cash flow from the existing tenants in the property, the historical vacancy of the property, the financial strength of the tenants, and the type and duration of signed leases. Loan performance of commercial real estate loans may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.

Construction and Land Development Loans: The Company defines construction loans as loans where the loan proceeds are controlled by the Company and used for the improvement of real estate in which the Company holds a deed of trust. Land development loans are loans on vacant land that may be developed by the owner of the property sometime in the future. Due to the inherent risk in this type of loan, they are subject to other specific underwriting policy guidelines outlined in the Company’s Credit Risk Policy and are monitored closely.

Residential Loans: The Company originates residential real estate loans as either home equity lines of credit or multifamily “apartment loans.” Home equity lines of credit (“HELOCs”) are made to individuals and to business principals with whom the Company maintains, in most cases, either a business lending or deposit relationship. The underwriting standards are typical of home equity products with loan to value and debt service considerations. Multifamily loans are underwritten based on the projected cash flows of the property with consideration of market conditions and values where the property is located.

Other Loans: The Company originates loans to individuals for personal expenditures and investments that the Company maintains in most cases either a deposit or business relationship with. Also included in this category are loans to non-depository financial institutions.

Purchased loans: Loans acquired in acquisitions are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan loss. Loans acquired with deteriorated credit quality are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect principal and interest payments according to the contractual terms of the original loan agreement. Evidence of credit quality deterioration as of the purchase date may include factors such as past due and non-accrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the credit loss. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.

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

Concentrations

The Company makes commercial, construction, commercial real estate, and consumer home equity loans to customers primarily in Los Angeles, Orange and Ventura Counties. As an abundance of caution, the Company may require commercial real estate collateral on a loan classified as a commercial loan. At December 31, 2013, loans secured by real estate collateral accounted for approximately 66.0% of the loan portfolio. Of these loans, 90.9% are secured by first trust deed liens and 9.1% are secured by second trust deed liens. In addition, 32.1% are secured by owner-occupied non-residential properties. Loans secured by first trust deeds on commercial real estate generally have an initial loan to value ratio of not more than 75%, except for SBA guaranteed loans which may exceed this level. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable; depending upon the degree of risk in the proposed credit transaction. In addition, 24.6% of total loans have been secured by a UCC filing on the business property of the borrower. Approximately 8.0% of loans are unsecured. The Company’s loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers.

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

The following table is a breakout of the Company’s gross loans stratified by the industry concentration of the borrower by their respective NAICS code as of the dates indicated (dollars in thousands):

	December 31,
	2013	2012
Real Estate	$381,830	$312,625
Manufacturing	83,319	77,203
Hotel/Lodging	76,143	82,483
Construction	62,835	55,385
Wholesale	60,291	54,218
Professional Services	49,739	44,714
Finance	46,393	59,791
Healthcare	38,662	41,857
Restaurant/Food Service	35,244	24,105
Other Services	21,448	23,239
Retail	23,157	30,302
Administrative Management	15,218	19,078
Information	11,709	4,492
Education	10,270	4,843
Transportation	9,531	11,431
Entertainment	6,207	8,132
Other	1,198	987

Total	$933,194	$854,885

SBA Loans

As part of the acquisition of PC Bancorp, the Company acquired loans that were originated under the guidelines of the Small Business Administration (“SBA”) program. The total portfolio of the SBA contractual loan balances being serviced by the Company at December 31, 2013 was $111.5 million, of which $76.1 million has been sold. Of the $35.4 million remaining on the Company’s books, $24.6 million is un-guaranteed and $10.8 million is guaranteed by the SBA.

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

While there were no loans classified as held for sale at December 31, 2013, the Company has originated approximately $1.8 million in SBA 7a loans, of which $1.3 million is guaranteed by the SBA. The Company does not currently plan on selling these loans, but it may choose to do so in the future.

Allowance for Loan Loss

The allowance for loan loss is a reserve established through a provision for loan losses charged to expense, which represents managements’ best estimate of probable losses that exist within the loan portfolio. The Allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experiences by type of credit, specific homogeneous risk pools, and specific loss allocations, with adjustments for current events and conditions. During the 4th quarter of 2012, management enhanced its allowance methodology to expand the number of loan segments evaluated for historical losses and utilized peer historical loss data to evaluate potential loss exposure for those loan segments where the Company had no historical loss experience. There was no change in the quantitative effect on the portfolio segments. In loan segments where the Company has no historical loss experience, the loss experience of the Company’s peer banks, as reflected in the Uniform Bank Peer Report (“UPBR”) has been utilized. The Company’s process for determining the appropriate level of the allowance for loan loss is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual, past due, potential problem and criticized loans. Net charge-offs and recoveries, are also factored into the provision for loan losses. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan loss related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowance for specific loans or loan pools.

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

The following is a summary of activity for the allowance for loan loss for the dates and periods indicated (dollars in thousands):

	December 31,
	2013	2012	2011
Allowance for loan loss at beginning of year	$8,803	$7,495	$5,860
Provision for loan losses	2,852	1,768	1,442
Net (charge-offs) recoveries:
Charge-offs	(1,912)	(687)	(593)
Recoveries	860	227	786

Net (charge-offs) recoveries	(1,052)	(460)	193

Allowance for loan loss at end of year	$10,603	$8,803	$7,495

Net (charge-offs) recoveries to average loans	(0.12)%	(0.08)%	0.04%
Allowance for loan loss to total loans	1.14%	1.03%	1.53%
Allowance for loan loss to total loans accounted for at historical cost, which excludes purchased loans acquired by acquisition	1.50%	1.54%	1.75%

The allowance for losses on unfunded loan commitments to extend credit is primarily related to commercial lines of credit and construction loans. The amount of unfunded loan commitments at December 31, 2013 and 2012 was $345.9 million and $295.2 million, respectively. The inherent risk associated with a loan is evaluated at the same time the credit is extended. However, the allowance held for the commitments is reported in other liabilities within the accompanying balance sheets and not as part of the allowance for loan loss in the above table. The allowance for the loss on unfunded loan commitments to extend credit was $329,000 and $256,000 at December 31, 2013 and 2012, respectively.

The following table presents, by loan portfolio segment, the changes in the allowance for loan loss for the dates and periods indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Year ended – December 31 2013
Allowance for loan loss – Beginning balance	$4,572	$2,035	$2,084	$112	$8,803
Provision for loan losses	2,596	(1,678)	1,990	(56)	2,852
Net (charge-offs) recoveries:
Charge-offs	(1,704)	(0)	(200)	(8)	(1,912)
Recoveries	70	763	12	15	860

Total net (charge-offs) recoveries	(1,634)	763	(188)	7	(1,052)

Ending balance	$5,534	$1,120	$3,886	$63	$10,603

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Year ended – December 31 2012
Allowance for loan loss – Beginning balance	$3,541	$752	$2,911	$291	$7,495
Provision for loan losses	1,399	1,283	(733)	(181)	1,768
Net (charge-offs) recoveries:
Charge-offs	(444)	(0)	(233)	(10)	(687)
Recoveries	76	0	139	12	227

Total net (charge-offs) recoveries	(368)	0	(94)	2	(460)

Ending balance	$4,572	$2,035	$2,084	$112	$8,803

The following table presents both the allowance for loan loss and the associated loan balance classified by loan portfolio segment and by credit evaluation methodology (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
December 31, 2013
Allowance for loan loss:
Individually evaluated for impairment	$4	$0	$0	$0	$4
Collectively evaluated for impairment	5,520	1,120	3,886	63	10,589
Purchased credit impaired (loans acquired with deteriorated credit quality)	10	0	0	0	10

Total Allowance for Loan Loss	$5,534	$1,120	$3,886	$63	$10,603

Loans receivable:
Individually evaluated for impairment	$2,640	$0	$3,680	$0	$6,320
Collectively evaluated for impairment	295,787	47,074	561,952	17,733	922,546
Purchased credit impaired (loans acquired with deteriorated credit quality)	1,046	0	3,282	0	4,328

Total Loans Receivable	$299,473	$47,074	$568,914	$17,733	$933,194

December 31, 2012
Allowance for loan loss:
Individually evaluated for impairment	$11	$0	$0	$0	$11
Collectively evaluated for impairment	4,552	2,035	2,084	112	8,783
Purchased credit impaired (loans acquired with deteriorated credit quality)	9	0	0	0	9

Total Allowance for Loan Loss	$4,572	$2,035	$2,084	$112	$8,803

Loans receivable:
Individually evaluated for impairment	$885	$1,201	$3,498	$0	$5,584
Collectively evaluated for impairment	260,982	47,327	512,313	21,775	842,397
Purchased credit impaired (loans acquired with deteriorated credit quality)	770	0	6,130	4	6,904

Total Loans Receivable	$262,637	$48,528	$521,941	$21,779	$854,885

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

The Company’s internally assigned grades are as follows:

•

Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. There are several different levels of Pass rated credits, including “Watch” which is considered a transitory grade for pass rated loans that require greater monitoring.

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

The following tables present the risk category of loans by class of loans based on the most recent internal loan classification as of the dates indicated (dollars in thousands):

December 31, 2013	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Pass	$289,594	$47,074	$547,600	$17,731	$901,999
Special Mention	1,540	0	2,613	0	4,153
Substandard	8,339	0	18,701	2	27,042
Doubtful	0	0	0	0	0

Total	$299,473	$47,074	$568,914	$17,733	$933,194

December 31, 2012	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Pass	$250,624	$47,328	$493,768	$21,655	$813,375
Special Mention	4,602	0	5,300	0	9,902
Substandard	7,411	1,200	22,873	119	31,603
Doubtful	0	0	0	5	5

Total	$262,637	$48,528	$521,941	$21,779	$854,885

Age Analysis of Past Due and Non-Accrual Loans

The following tables present an aging analysis of the recorded investment in past due and non-accrual loans as of the dates indicated (dollars in thousands):

December 31, 2013	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
Commercial and Industrial	$0	$241	$0	$241	$3,682	$295,550	$299,473
Construction, Land Development and Other Land	0	0	0	0	0	47,074	47,074
Commercial and Other Real Estate	0	0	0	0	5,874	563,040	568,914
Other	0	0	0	0	0	17,733	17,733

Total	$0	$241	$0	$241	$9,556	$923,397	$933,194

December 31, 2012	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
Commercial and Industrial	$1,025	$0	$0	$1,025	$1,583	$260,029	$262,637
Construction, Land Development and Other Land	0	0	0	0	1,200	47,328	48,528
Commercial and Other Real Estate	2,884	0	0	2,884	7,742	511,315	521,941
Other	0	0	0	0	5	21,774	21,779

Total	$3,909	$0	$0	$3,909	$10,530	$840,446	$854,885

Included in the non-accrual column above are purchased credit impaired loans of $3.2 million and $4.9 million as of December 31, 2013 and 2012, respectively. Included in the current column are purchased credit impaired loans that have been returned to accrual status of $1.1 million and $2.0 million of as of December 31, 2013 and 2012, respectively.

Impaired Loans

Impaired loans are evaluated by comparing the fair value of the collateral, if the loan is collateral dependent, and the present value of the expected future cash flows discounted at the loan’s effective interest rate, if the loan is not collateral dependent.

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table below as impaired loans “with no specific allowance recorded.” The valuation allowance disclosed below is included in the allowance for loan loss reported in the consolidated balance sheets as of December 31, 2013 and 2012.

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable for the dates and periods indicated (dollars in thousands). This table excludes purchased credit impaired loans (loans acquired in acquisitions with deteriorated credit quality) of $4.3 million and $6.9 million at December 31, 2013 and 2012, respectively.

Year ended December 31, 2013

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and Industrial	$2,540	$5,347	$0	$1,835	$0
Construction, Land Development and Other Land	0	0	0	879	0
Commercial and Other Real Estate	3,680	6,112	0	4,216	0
With an allowance recorded:
Commercial and Industrial	100	355	4	137	0
Total
Commercial and Industrial	2,640	5,702	4	1,972	0
Construction, Land Development and Other Land	0	0	0	879	0
Commercial and Other Real Estate	3,680	6,112	0	4,216	0

Total	$6,320	$11,814	$4	$7,067	$0

Year ended December 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and Industrial	$677	$1,490	$0	$646	$0
Construction, Land Development and Other Land	1,201	2,791	0	1,235	0
Commercial and Other Real Estate	3,498	4,331	0	1,252	0
With an allowance recorded:
Commercial and Industrial	208	463	11	175	0
Commercial and Other Real Estate	0	0	0	531	0
Total
Commercial and Industrial	885	1,953	11	821	0
Construction, Land Development and Other Land	1,201	2,791	0	1,235	0
Commercial and Other Real Estate	3,498	4,331	0	1,783	0

Total	$5,584	$9,075	$11	$3,839	$0

The following is a summary of additional information pertaining to impaired loans for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2013	2012
Average recorded investment in impaired loans	$7,067	$3,839
Interest foregone on impaired loans	$710	$308
Cash collections applied to reduce principal balance	$5,057	$111
Interest income recognized on cash collections	$0	$0

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

The following tables include the recorded investment and unpaid principal balances for troubled debt restructured loans for the periods ending December 31, 2013 and 2012 (dollars in thousands). This table includes two TDR loans that were purchased credit impaired. As of December 31, 2013, these loans had a recorded investment of $87,000 and unpaid principal balances of $149,000.

Year ended December 31, 2013	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Commercial and Industrial	$541	$843	$0
Commercial and Other Real Estate	2,173	2,785	0

Total	$2,714	$3,628	$0

Year ended December 31, 2012
Commercial and Industrial	$314	$626	$5
Construction, Land Development and Other Land	1,200	2,791	0
Commercial and Other Real Estate	4,193	4,874	32

Total	$5,707	$8,291	$37

The following tables show the pre- and post-modification recorded investment in troubled debt restructured loans by type of modification and loan segment that have occurred during the periods indicated (dollars in thousands):

Year ended December 31, 2013	Number of Loans	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Reduced Interest Rate and Lengthened Amortization:
Commercial and Industrial	1	$310	$310
Commercial and Other Real Estate	0	0	0

Total	1	$310	$310

Year ended December 31, 2012
Reduced Interest Rate and Lengthened Amortization:
Commercial and Industrial	1	$60	$60
Commercial and Other Real Estate	1	2,306	2,306

Total	2	$2,366	$2,366

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

There have been no payment defaults in 2013 subsequent to modification on troubled debt restructured loans that have been modified within the last twelve months.

Loans Acquired Through Acquisition

The following table reflects the accretable net discount for loans acquired through acquisition, for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2013	2012
Balance, beginning of year	$12,189	$2,585
Accretion, included in interest income	(3,754)	(2,785)
Additions, due to acquisition	0	12,315
Sold acquired loans	0	284
Reclassifications to non-accretable yield	(523)	(210)

Balance, end of year	$7,912	$12,189

The above table reflects the fair value adjustment on the loans acquired from mergers that will be amortized to loan interest income based on the effective yield method over the remaining life of the loans. These amounts do not include the fair value adjustments on the purchased credit impaired loans acquired from mergers.

Purchased Credit Impaired Loans

Purchased Credit Impaired Loans (“PCI”) loans are acquired loans with evidence of deterioration of credit quality since origination and it is probable at the acquisition date, that the Company will not be able to collect all contractually required amounts.

When the timing and/or amounts of expected cash flows on such loans are not reasonably estimable, no interest is accreted and the loan is reported as a non-accrual loan; otherwise, if the timing and amounts of expected cash flows for PCI loans are reasonably estimable, then interest is accreted and the loans are reported as accruing loans.

The non-accretable difference represents the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows, and also reflects the estimated credit losses in the acquired loan portfolio at the acquisition date and can fluctuate due to changes in expected cash flows during the life of the PCI loans.

The following table presents the fair value of loans pursuant to accounting standards for PCI and other purchased loans as of the PC Bancorp acquisition date (dollars in thousands):

	July 31, 2012
	Purchased credit impaired loans	Other purchased loans	Total
Contractually required payments	$9,010	$283,518	$292,528
Less: non-accretable difference	(2,219)	0	(2,219)

Cash flows expected to be collected (undiscounted)	6,791	283,518	290,309
Accretable yield	0	(12,315)	(12,315)

Fair value of purchased loans	$6,791	$271,203	$277,994

The following table reflects the outstanding balance and related carrying value of PCI loans as of the dates indicated (dollars in thousands):

	December 31, 2013		December 31, 2012
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and Industrial	$1,599	$1,046	$1,221	$770
Commercial and Other Real Estate	5,611	3,282	9,424	6,130
Other	0	0	73	4

Total	$7,210	$4,328	$10,718	$6,904

The following table reflects the activities in the accretable net discount for PCI loans for the period indicated (dollars in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012
Balance, beginning of year	$9	$0
Accretion, included in interest income	(33)	0
Reclassifications from non-accretable yield	419	9

Balance, end of year	$395	$9

Note 7 – Premises and Equipment and Lease Commitments

Premises and equipment are stated at cost less accumulated depreciation and amortization. The following major classifications of premises and equipment are summarized as follows as of the dates indicated (dollars in thousands):

	December 31,
	2013	2012
Furniture and equipment	$5,252	$6,989
Leasehold improvements	6,730	4,747

Total	11,982	11,736
Less: Accumulated depreciation and amortization	(8,451)	(8,314)

Total	$3,531	$3,422

Total depreciation expense for the years ended December 31, 2013, 2012, and 2011 was $1,082,000, $1,022,000, and $1,006,000, respectively.

The following is a schedule of future minimum lease payments for operating leases for office and branch space based upon obligations at December 31, 2013 (dollars in thousands):

Year	Amount
2014	$2,041
2015	2,200
2016	2,058
2017	1,981
2018	1,131
Thereafter	3,595

Total	$13,006

Total rental expense on facilities for the years ended December 31, 2013, 2012 and 2011 was $2,197,000, $1,764,000, and $1,445,000, respectively.

Note 8 – Goodwill, Core Deposit and Leasehold Right Intangibles

Goodwill

At December 31, 2013 and 2012, the Company has $12.3 million of Goodwill, $6.1 million of which was recorded in 2012 related to the acquisition of PC Bancorp. See Note 2 – Business Combinations.

The Company’s Goodwill was evaluated for impairment during the fourth quarter of 2013, with no impairment loss recognition considered necessary.

Core Deposit Intangibles (“CDI”)

The weighted average amortization period remaining for our core deposit intangibles is 7.0 years. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $266,000, $246,000, $234,000, $227,000, and $220,000. The Company’s core deposit intangibles were evaluated for impairment at December 31, 2013, taking into consideration the actual deposit runoff of acquired deposits to the level of deposit runoff expected at the date of merger. Based on the Company’s evaluation, no impairment has taken place on the core deposit intangibles. The following table presents the changes in the gross amounts of core deposit intangibles and the related accumulated amortization for the dates and periods indicated (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Gross amount of CDI:
Balance, beginning of year	$2,103	$1,098	$1,098
Additions due to acquisitions	0	1,005	0

Balance, end of year	2,103	2,103	1,098

Accumulated Amortization:
Balance, beginning of year	(356)	(137)	(0)
Amortization	(309)	(219)	(137)

Balance, end of year	(665)	(356)	(137)

Net CDI, end of year	$1,438	$1,747	$961

Leasehold Right Intangibles

The leasehold right intangibles represent the difference between the fair value of the Company’s Thousand Oaks Branch lease and the contractual lease payments over the term of the lease. This leasehold intangible was created at the time of the COSB merger and was classified in the Company’s balance sheet as an other liability. This amount was reclassified to the Company’s intangible assets during 2013. The recorded value of the Company’s leasehold right intangibles at December 31, 2013 was $1.1 million.

The amortization of the leasehold right intangibles is recorded within the income statement under occupancy. The net amortization of the leasehold right intangible assets and liabilities resulted in income of $313,000 and $315,000 for the years ended December 31, 2013 and 2012, respectively.

Note 9 – Bank Owned Life Insurance

At December 31, 2013 and 2012 the Company had $21.2 million and $20.6 million, respectively of Bank-Owned Life Insurance (“BOLI”). The Company recorded non-interest income associated with the BOLI policies of $617,000, $267,000, and $105,000, for the years ending December 31, 2013, 2012 and 2011, respectively. The increase in the Company’s balance in 2013 by $617,000 to $21.2 million was from the increase in the cash surrender value of the policies during 2013. The increase in the Company’s balance in 2012 of $17.9 million was the result of $14.0 million in new BOLI insurance premiums paid on new policies, $3.7 million acquired from the acquisition of PC Bancorp, and $267,000 from the increase in the cash surrender value of the policies during 2012.

BOLI involves the purchasing of life insurance by the Company on a selected group of employees where the Company is the owner and beneficiary of the policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash surrender value of these policies, as well as a portion of the insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. At December 31, 2013 the $21.2 million was allocated between five individual insurance companies, with balances ranging from approximately 40.3% to 1.5% of the Company’s outstanding BOLI balances. On an annual basis, the Company reviews the financial stability and ratings of all the individual insurance companies to ensure they are adequately capitalized, and that there is minimal risk to the BOLI assets.

Note 10 – Investment in California Organized Investment Network “COIN”

During 2013, the Company made investments of $1.1 million in 60 month term, 0% interest rate deposits. The Company made a $1.0 million investment with Rural Community Assistance Corporation (“RCAC”), that generated a $200,000 tax credit, and a $75,000 investment with Pacific Coast Regional Small Business Development Corporation (“PCR”) that generated a $15,000 tax credit. These investments qualified the Company for a $215,000 Qualified Investment Tax Credit that was applied to the Company’s 2013 tax provision. During 2009, the Company made an investment in a $1.0 million, 60 month term, 0% interest rate deposit with Clearinghouse CDFI (“Clearinghouse”) that qualified the Company for a $200,000 Qualified Investment Tax Credit. Both investments made in 2013 and the one investment made in 2009 qualified as Community Redevelopment Act (“CRA”) investments under CRA investment guidelines.

All three entities, the RCAC, the PCR and the Clearinghouse are certified Community Development Financial Institutions (“CDFI”) as defined and recognized by the United States Department of Treasury and are defined and recognized by the California Organized Investment Network (COIN) within the California Department of Insurance.

Based on these investments being certified by the California Department of Insurance, the investments made in 2013 qualified for a 20% or $215,000 State of California income tax credit in the year made. If the Company were to redeem this deposit prior to its contractual and stated maturity date, the Company would lose the benefit of the tax credit taken in prior years. The investment, to qualify for this specific tax credit, must be for a minimum term of sixty months. In addition, the tax credit is required to be applied during the year in which the investments were made. The deposit made in 2013 matures in 2018, while the deposit made in 2009 matures in 2014. These deposits are not insured by the FDIC, and are included in other assets on the balance sheet of the Company. The Company’s intentions are to hold these investments to their contractual maturity dates. These investments were also made to meet CRA investment goals.

Note 11 – Qualified Affordable Housing Project Investments

The Company’s investment in Qualified Affordable Housing Projects that generate Low Income Housing Tax Credits (“LIHTC”) at December 31, 2013 was $4.5 million with a recorded liability of $4.0 million in funding obligations. The Company has invested in three separate LIHTC projects which provide the Company with CRA credit. Additionally, the investment in LIHTC projects provides the Company with tax credits and with operating loss tax benefits over an approximately 10 year period. None of the original investment will be repaid. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company and provide a return on the investment between 5.0% to 6.0%. The investment in LIHTC projects is being accounted for using the proportional amortization method, under which the Company amortizes the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).

See Note 1 – Summary of Significant Accounting Policies, “Qualified Affordable Housing Project Investments” and “Recent Accounting Pronouncements” for a discussion of the adoption of ASU 2014-01 regarding how the Company accounts for its investments in LIHTC projects.

The following table presents the Company’s original investment in the LIHTC projects, the current recorded investment balance, and the unfunded liability balance of each investment at December 31, 2013. In addition, the table reflects the tax credits and tax benefits recorded by the Company during 2013, the amortization of the investment and the net impact to the Company’s income tax provision for 2013. Also see Note 19 – Income Tax, for the impact of these investments had on the Company’s effective tax rate (dollars in thousands):

Qualified Affordable Housing Projects at December 31, 2013	Original Investment Value	Current Recorded Investment	Unfunded Liability Obligation	Tax Credits and Benefits (1)	Amortization of Investments (2)	Net Income Tax Benefit
Enterprise Green Communities West II LP	$1,000	$787	$190	$236	$160	$76
Enterprise Housing Partners Calgreen II Fund LP	2,050	1,735	1,817	390	314	76
Enterprise Housing Partners XXIV LP	2,000	1,988	1,983	14	11	3

Total – Investments in Qualified Affordable Housing Projects	$5,050	$4,510	$3,990	$640	$485	$155

(1)	The amounts reflected in this column represent both the tax credits, as well as the tax benefits generated by the Qualified Affordable Housing Projects operating loss for the year.
(2)	This amount reduces the tax credits and benefits generated by the Qualified Affordable Housing Projects.

The Company’s investments in affordable housing projects generated tax credits recorded by the Company in 2013 of $541,000 and additional tax benefits from the operating losses generated by the projects of $99,000. These tax credits and benefits which totaled $640,000 were partially offset by the amortization of the principal investment balances of $485,000. The net income tax benefit included in the Company’s income tax provision was $155,000 in 2013. At December 31, 2013, the Company has a funding commitment of $4.0 million that is expected to be funded over the next several years. The following table reflects the anticipated net income tax benefit that is expected to be recognized by the Company over the next several years (dollars in thousands):

Qualified Affordable Housing Projects	Enterprise Green Communities West II LP	Enterprise Housing Partners Calgreen II Fund LP	Enterprise Housing Partners XXIV LP	Total Net Income Tax Benefit
Anticipated net income tax benefit less amortization of investments:
2014	$43	$46	$52	$141
2015	43	40	52	135
2016 and thereafter	279	332	468	1,079

Total – anticipated net income tax benefit in Qualified Affordable Housing Projects	$365	$418	$572	$1,355

Note 12 – Deposits

At December 31, 2013, 54 customers maintained balances (aggregating all related accounts, including multiple business entities and personal funds of business principals) in excess of $4 million. The aggregate amount of such deposits amounted to $632.8 million or approximately 51% of the Company’s total customer deposit base. The depositors are not concentrated in any industry or business. At December 31, 2013 and 2012, the Company had “reciprocal” CDARS® and ICS® deposits that are classified as “brokered” deposits in regulatory reports. These “reciprocal” CDARS® and ICS® deposits are the only brokered deposits utilized by the Company, and the Company considers these deposits to be “core” in nature.

At December 31, 2013, $61.2 million out of total time deposits of $63.6 million mature within one year.

As of December 31, 2013 and 2012, the Company had certificates of deposit with balances $100,000 or more of $59.0 and $76.4 million, respectively.

ICS® Reciprocal Non-Interest Bearing Demand Deposits

During 2013 the Company began participating as a member of the Insured Cash Sweep® (“ICS®”) deposit program. Through ICS®, the Company may accept non-interest bearing deposits in excess of the FDIC insured maximum from a depositor and place the deposits through the ICS® network into other member banks in increments of less than the FDIC insured maximum in order to provide the depositor full FDIC insurance coverage. The Company receives an equal dollar amount of deposits from other ICS® member banks in exchange for the deposits the Company places into the ICS® network. These deposits are recorded on the Company’s balance sheet as ICS® reciprocal deposits. At December 31, 2013, the ICS® reciprocal deposits totaled $4.5 million.

CDARS® Reciprocal Time Deposits

The Company participates and is a member of the Certificate of Deposit Account Registry Service (CDARS®) deposit product program. Through CDARS®, the Company may accept deposits in excess of the FDIC insured maximum from a depositor and place the deposits through a network to other CDARS® member banks in increments of less than the FDIC insured maximum to provide the depositor full FDIC insurance coverage. Where the Company receives an equal dollar amount of deposits from other CDARS® member banks in exchange for the deposits the Company places into the network, the Company records these as CDARS® reciprocal deposits. At December 31, 2013 and 2012, CDARS® reciprocal deposits totaled $28.9 million and $14.0 million, respectively.

Note 13 – Borrowings and Subordinated Debentures

Securities Sold Under Agreements to Repurchase

The Company enters into certain transactions, the legal form of which are sales of securities under agreements to repurchase (“Repos”) at a later date at a set price. Securities sold under agreements to repurchase generally mature within one day to 180 days from the issue date and are routinely renewed.

As discussed in Note 5 – Investment Securities, the Company has pledged certain investments as collateral for these agreements. Securities with a fair market value of $11.8 million and $23.3 million were pledged to secure the Repos at December 31, 2013 and December 31, 2012, respectively. The Company segregates both the principal and accrued interest on these securities with the Company’s third party safekeeping custodians. All principal and interest payments on the investment securities that are pledged as collateral on the Repo program are received directly by the safekeeping custodian.

The tables below describe the terms and maturity of the Company’s securities sold under agreements to repurchase as of the dates indicated (dollars in thousands):

	December 31, 2013
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
December 3, 2013	$750	0.10%	62 days	February 3, 2014
December 31, 2013	10,391	0.10% – 0.40%	2 days	January 2, 2014

Total	$11,141	0.30%

	December 31, 2012
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
November 5, 2012	$1,020	0.15%	91 days	February 4, 2013
December 31, 2012	21,837	0.10% – 0.40%	1 day	January 2, 2013

Total	$22,857	0.29%

Federal Home Loan Bank Borrowings

The Company maintains a secured credit facility with the Federal Home Loan Bank of San Francisco “FHLB”, allowing the Company to borrow on an overnight and term basis. The Company’s credit facility with the FHLB is $336.0 million, which represents approximately 25% of the Bank’s total assets, as reported by the Bank in its December 31, 2013 FFIEC Call Report.

As of December 31, 2013, the Company had $841 million of loan collateral pledged with the FHLB which provides $292 million in borrowing capacity. The Company has no investment securities pledged with the FHLB to support this credit facility. In addition, the Company must maintain an investment in the Capital Stock of the FHLB. The Company is required to purchase FHLB common stock to support its FHLB advances. Under the FHLB Act, the FHLB has a statutory lien on the FHLB capital stock that the Company owns and the FHLB capital stock serves as further collateral under the borrowing line.

The Company had no outstanding advances (borrowings) with the FHLB as of December 31, 2013 or 2012.

Interest on FHLB advances is generally paid monthly, quarterly or semi-annually depending on the terms of the advance, with principal and any accrued interest due at maturity. The Company had no FHLB borrowings during 2013 or 2012, except for the annual testing of the borrowing lines. The Company is required to purchase FHLB common stock to support its FHLB advances. At December 31, 2013 and 2012, the Company had $4.7 million and $4.9 million of FHLB common stock, respectively. The current value of the FHLB common stock of $4.7 million would support FHLB advances up to $101.0 million. Any advances from the FHLB in excess of $101.0 million would require additional purchases of FHLB common stock.

The FHLB has historically repurchased a portion to all of its excess capital from each bank where the level of capital is in excess of that bank’s current average borrowings above a certain minimum. The FHLB’s program whereby the FHLB analyzes each member bank’s capital requirement and returns each bank’s excess capital above a certain minimum not needed for current borrowings resulted in the repurchase of the Company’s FHLB common stock during 2013 and 2012 by the FHLB. The FHLB repurchased $150,300, and $187,200 of the Company’s investment in FHLB capital stock during 2013 and 2012, respectively. The Company acquired $1.9 million of FHLB capital stock in 2012 from the acquisition of Premier Commercial Bank.

The FHLB has paid or declared dividends on its capital stock for all four quarters of the years ending December 31, 2013, 2012 and 2011.

Subordinated Debentures

The following table summarizes the terms of each issuance of subordinated debentures outstanding as of December 31, 2013:

Series	Amount (in thousands)	Issuance Date	Maturity Date	Rate Index	Current Rate	Next Reset Date
Trust I	$6,186	12/10/04	03/15/35	3 month LIBOR+2.05%	2.293%	3/17/14
Trust II	3,093	12/23/05	03/15/36	3 month LIBOR+1.75%	1.993%	3/17/14
Trust III	3,093	06/30/06	09/15/36	3 month LIBOR+1.85%	2.093%	3/17/14

Subtotal	12,372
Unamortized fair value adjustment	(2,993)

Net	$9,379

The Company had an aggregate outstanding contractual balance of $12.4 million in subordinated debentures at December 31, 2013. These subordinated debentures were acquired as part of the PC Bancorp merger and were issued to trusts originally established by PC Bancorp, which in turn issued trust preferred securities. These subordinated debentures were issued in three separate series. Each issuance had a maturity of 30 years from their approximate date of issue. All three subordinated debentures are variable rate instruments that reprice quarterly based on the three month LIBOR plus a margin (see tables above). All three subordinated debentures had their interest rates reset in December 2013 at the current three month LIBOR plus their index, and will continue to reprice quarterly through their maturity date. All three subordinated debentures are currently callable at par with no prepayment penalties.

The original fair value adjustment related to the subordinated debentures was $3.3 million. The Company recorded $209,700 and $94,400 in amortization expense related to the fair value adjustment in 2013 and 2012, respectively. At December 31, 2013 the Company is estimating a remaining life of approximately 22 years on the subordinated debentures and is amortizing the fair value adjustment based on this estimated average remaining life. The Company is projecting annual amortization expense of approximately $159,000 related to the fair value adjustment on the subordinated debentures.

The Company currently includes in Tier 1 capital an amount of subordinated debentures equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity less goodwill, core deposit and leasehold right intangibles and a portion of the SBA servicing assets. See Note 23 – Regulatory Matters.

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

Short-term Borrowings

Details regarding the Company’s short-term borrowings for the dates and periods indicated are reflected in the table below (dollars in thousands):

	Year Ended December 31,
	2013			2012
	Balance	Average Balance	Weighted Average Rate	Balance	Average Balance	Weighted Average Rate
Securities sold under agreements to repurchase	$11,141	$24,376	0.30%	$22,857	$26,027	0.35%

The maximum amount of short-term borrowings outstanding at any month-end was $30.0 million and $32.5 million in 2013 and 2012, respectively.

Note 14 – Derivative Financial Instruments

At December 31, 2013, the Company has twenty three pay-fixed, receive-variable, interest rate contracts that are designed to convert fixed rate loans into variable rate loans. The Company acquired these interest rate swap contracts “swaps” on July 31, 2012 as a result of the merger with PC Bancorp. None of the original twenty four swap contracts acquired in the PC Bancorp acquisition were designated as accounting hedges from the acquisition date through September 30, 2012. Twenty one of the original interest rate swap contracts were re-designated as accounting hedges effective October 1, 2012.

The Company also acquired as part of the PC Bancorp acquisition, a pay-fixed, receive-variable, interest rate swap contract that was originally utilized to convert a fixed rate borrowing on a subordinated debenture to a variable rate borrowing. The fixed rate subordinated debenture converted to a variable rate borrowing in December of 2012 and the swap matured in 2013.

Prior to the merger with PC Bancorp, the Company did not utilize interest rate swaps to manage its interest rate risk position. The Company has incorporated these instruments into its asset liability program when monitoring its interest rate risk position. All of the interest rate swap contracts are with the same counterparty bank. The total notional amount of the outstanding swap contracts as of December 31, 2013 is $31.9 million. The outstanding swaps have original maturities of up to 15 years.

Balance Sheet Classification of Derivative Financial Instruments

The following tables present the notional amount and the fair values of the asset and liability of the Company’s derivative instruments as of the dates and periods indicated (dollars in thousands):

	Liability Derivatives
	December 31, 2013	December 31, 2012
Fair Value Hedges
Total interest rate contacts notional amount	$31,914	$35,990

Derivatives not designated as hedging instruments:
Interest rate swap contracts fair value	$738	$1,114
Derivatives designated as hedging instruments:
Interest rate swap contracts fair value	3,205	4,924

Total interest rate contracts fair value	$3,943	$6,038

Balance sheet location	Accrued Interest Payable and Other Liabilities	Accrued Interest Payable and Other Liabilities

The Effect of Derivative Instruments on the Consolidated Statements of Income

The following table summarizes the effect of derivative financial instruments on the consolidated statements of income for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2013	2012
Derivatives not designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$306	$666
Payments on interest rate swap contracts on loans	(289)	(329)

Net increase in other non-interest income	17	337

Interest rate swap contracts – subordinated debenture
Increase in fair value of interest rate swap contracts	70	65
Payments on interest rate swap contracts on subordinated debentures	(70)	(62)

Net increase in other non-interest income	0	3

Net increase in other non-interest income	$17	$340

Derivatives designated as hedging instruments:
Interest rate swap contracts – loans
Increase (decrease) in fair value of interest rate swap contracts	$1,719	$(59)
(Decrease) in fair value of hedged loans	(554)	(73)
Payments on interest rate swap contracts on loans	(1,294)	(333)

Net (decrease) in interest income on loans	$(129)	$(465)

The amount of interest paid out and the changes in the fair value of the interest rate swap agreements represents 12 months of activity for 2013 and five months of activity for 2012, in the above table.

The total amount of interest paid on all interest rate swap contracts by the Company for the twelve months of 2013 and the five months of 2012 was $1.65 million and $724, 000, respectively. The total change in the fair value of the interest rate swap contracts for 2013 was a decrease in the fair value liability balance by $2.1 million. The decline in the fair value of the interest rate swap contracts, (the recorded liability balance) for the twelve months ended December 31, 2013, was the result of the decrease in the estimated net future cash flow payments expected to be made by the Company through the maturity date of the swap contracts. The decline in the estimated net cash flow payments was the result of a twelve month decline in the remaining maturity on the swaps, and an increase in the LIBOR futures swap rates used in the cash flow calculations. Since the Company receives variable rate payments on the swap contracts, increases in the LIBOR futures swap rates reduces the net cash flow payments and liability balance of the swap contracts.

The interest rate swap contract originally associated with the subordinated debenture that was scheduled to mature in June 2013 was liquidated prior to maturity during the first quarter of 2013. The final payment associated with the liquidation of this swap agreement was completely offset by the liquidation of the fair value liability associated with the interest rate swap contract, resulting in no impact to non-interest income during 2013.

Under the interest rate swap contracts, the Company is required to pledge and maintain collateral for the credit support under these agreements. At December 31, 2013, the Company had $4.2 million in certificates of deposit and $1.7 million in non-interest bearing balances for a total of $6.0 million with the counterparty, Pacific Coast Bankers Bank. Of this amount, $4.3 million is pledged as collateral.

Note 15 – Balance Sheet Offsetting

Assets and liabilities relating to certain financial instruments, including derivatives, and securities sold under repurchase agreements (“Repos”), may be eligible for offset in the consolidated balance sheets as permitted under accounting guidance. The Company’s interest rate swap derivatives are subject to a master bilateral netting and offsetting arrangement under specific conditions as defined within a master agreement governing all interest rate swap contracts that the Company and the counterparty bank have entered into. In addition, the master agreement under which the interest rate contracts have been written require the pledging of assets by the Company based on certain risk thresholds. The Company has pledged as collateral, both a certificate of deposit and cash that is maintained in a due from bank account with the counterparty bank. The pledged collateral under the swap agreements are reported in the Company’s consolidated balance sheets, unless the Company defaults under the master agreement. The Company currently does not net or offset the interest rate swap contracts in its consolidated balance sheets, as reflected within the table below.

The Company’s securities sold under repurchase agreements represent transactions the Company has entered into with several individual deposit customers. These transactions represent the sale of securities on an overnight or on a term basis to our deposit customers under an agreement to repurchase the securities from the customers the next business day or at maturity. There is an individual contract for each customer with only one transaction per customer. There is no master agreement that provides for the netting arrangement or the offsetting of these individual transactions or for the netting of collateral positions. The Company does not net or offset the Repos in its consolidated balance sheets as reflected within the table below.

The table below presents the Company’s financial instruments that may be eligible for offsetting which include securities sold under agreements to repurchase that have no enforceable master netting arrangement and derivative securities that could be offset in the consolidated financial statements due to an enforceable master netting arrangement (dollars in thousands):

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount (Collateral over liability balance required to be pledged)
				Financial Instruments	Collateral Pledged
December 31, 2013
Financial Liabilities:
Interest rate swap contracts fair value (see Note 14 – Derivative Financial Instruments)	$3,943	$0	$3,943	$3,943	$4,194	$251
Securities sold under agreements to repurchase	11,141	0	11,141	11,141	11,750	609

Total	$15,084	$0	$15,084	$15,084	$15,944	$860

December 31, 2012
Financial Liabilities:
Interest rate swap contracts fair value (see Note 14 – Derivative Financial Instruments)	$6,038	$0	$6,038	$6,038	$6,406	$368
Securities sold under agreements to repurchase	22,857	0	22,857	22,857	23,300	443

Total	$28,895	$0	$28,895	$28,895	$29,706	$811

Note 16 – Stock Options and Restricted Stock

Equity Compensation Plans

The Company’s 2007 Equity and Incentive Plan, “Equity Plan,” was adopted by the Company in 2007 and replaced two prior equity compensation plans. The Equity Plan provides for significant flexibility in determining the types and terms of awards that may be made to participants. The Equity Plan was revised and approved by the Company’s shareholders in 2011 and adopted by the Company as part of the Bank holding company reorganization. This plan is designed to promote the interest of the Company in aiding the Company to attract and retain employees, officers and non-employee directors who are expected to contribute to the future success of the organization. The Equity Plan is intended to provide participants with incentives to maximize their efforts on behalf of the Company through stock-based awards that provide an opportunity for stock ownership. This plan provides the Company with a flexible equity incentive compensation program, which allows the Company to grant stock options, restricted stock, restricted stock award units and performance units. Certain options and share awards provide for accelerated vesting, if there is a change in control, as defined in the Equity Plan.

Upon the adoption of the Equity Plan, the Company concurrently terminated both its earlier 2005 equity compensation plans. All the remaining unissued shares of common stock under both 2005 equity compensation plans were rolled into the 2007 Equity and Incentive Plan. No further shares were issued under these older plans. All option shares issued under the existing plans remain in force until the shares are either exercised, expire or are cancelled.

A total of 490,547 shares were originally authorized and reserved for issuance under the Equity Plan. During 2011, based on the approved revisions to the Equity Plan, an additional 1,000,000 shares were authorized for issuance, which resulted in 1,490,547 of authorized shares available for issuance under the plan.

Under the Equity Plan at December 31, 2013, there are a total of 1,490,547 shares authorized. A total of 682,183 shares have been issued out of the plan, with 53,350 of these issued shares subsequently cancelled and returned back into the plan, leaving 861,714 available to be issued.

All non-qualified and incentive stock options granted under the current Equity Plan and the earlier 2005 equity compensation plans, have been issued with the exercise prices of the stock options equal to the fair market value of the underlying shares at the date of grant.

The Equity Plan and the original 2005 equity compensation plans provided for the issuance of non-qualified and incentive stock options. These plans provided that each option must have an exercise price not less than the fair market value of the stock at the date of grant and terms to expiration not to exceed ten years. All options granted under the plans require continuous service and have been issued with vesting increments of between 20% through 50% per year. All stock options issued under the original 2005 equity compensation plans that have not expired remain outstanding with no changes in their vesting, maturity date or rights.

During 2013, the Company had a combined federal and state tax benefit of $659,000, related to the vesting of restricted stock and the exercise of stock options during 2013, of which $96,000 was related to restricted stock and $563,000 was related to stock options. This tax benefit was recorded to additional paid in capital “APIC” during the year ending December 31, 2013.

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

At December 31, 2013, future compensation expense related to non-vested stock option and restricted stock grants aggregated to the amounts reflected in the table below (dollars in thousands):

Future Stock Based Compensation Expense	Stock Options	Restricted Stock	Total
2014	$10	$1,191	$1,201
2015	2	456	458
2016	0	131	131
2017	0	18	18
Thereafter	0	3	3

Total	$12	$1,799	$1,811

The estimated fair value of both incentive stock options and non-qualified stock options granted in prior years, have been calculated using the Black-Scholes option pricing model. There have been no incentive stock options and no non-qualified stock options issued in 2011, 2012 or 2013. The following is the listing of the input variables and the assumptions utilized by the Company for each parameter used in the Black-Scholes option pricing model in prior years:

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

Expected Volatility –Beginning in 2009, the expected volatility has been based on the historical volatility for the Company’s shares.

Dividend Yield – The dividend yield has been based on historical experience and expected future changes on dividend payouts. The Company has not declared or paid dividends in the past and does not expect to declare or pay dividends on its common stock within the foreseeable future.

Stock Options

There were no stock options granted by the Company in 2011, 2012 or 2013.

The following table summarizes the stock option activity under the plans for the year ended December 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock options at December 31, 2012	734,896	$12.44	2.8	$966
Granted	0	0
Exercised	(282,031)	9.89
Forfeited	(625)	9.50
Expired	(17,500)	18.18

Outstanding stock options at December 31, 2013	434,740	$13.89	2.1	$1,913

Exercisable options at December 31, 2013	417,465	$13.97	2.1	$1,816
Unvested options at December 31, 2013	17,275	$11.92	2.8	$96
Outstanding, vested and expected to vest at December 31, 2013	434,740	$13.89	2.1	$1,913

The Company recorded stock option expense of $21,000, $54,000 and $107,000, for the years ended December 31, 2013, 2012, and 2011, respectively.

During 2013, four executive officers of the Company elected and adopted to exercise outstanding stock options under Rule 10b5-1(c)(1) “10b5 Plans” under the Securities Exchange Act of 1934, as amended. Under the 10b5 plans, the officers elected to sell a portion or all of their outstanding nonqualified and incentive stock options that expire though May of 2015. A total of 320,764 stock options were made subject to the 10b5 plans. Of the total 282,031 options that were exercised in 2013, 232,420 options were exercised under the 10b5 plans. As of December 31, 2013, there are 88,344 options remaining under the 10b5 plans remaining to be exercised and sold.

The total intrinsic value of options exercised during the years ended December 31, 2013, and 2011 and was $2.3 million and $284,000, respectively. No options were exercised in 2012.

Restricted Stock

The weighted-average grant-date fair value per share in the table below is calculated by taking the number of shares of restricted stock issued divided by the total aggregate cost of the restricted shares issued. The aggregate cost of the restricted stock was calculated by multiplying the number of shares granted at each of the grant dates by the closing stock price of the Company’s common stock on the date of the grant. The following table summarizes the restricted stock activity under the Equity Plan for the year ended December 31, 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Unvested, at December 31, 2012	290,550	$11.99
Granted	81,050	16.80
Vested	(93,950)	12.02
Cancelled and forfeited	(11,600)	11.06

Unvested, at December 31, 2013	266,050	$13.49

Compensation expense of $1.1 million, $1.1 million, and $1.4 million was recorded related to the above restricted stock grants for the years ended December 31, 2013, 2012 and 2011, respectively. Restricted stock awards are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed. The aggregate fair value at the date of vesting of the 93,950 shares of restricted stock that vested in 2013 was $1.4 million.

Note 17 – Supplemental Executive and Director Retirement Plans

Supplemental Executive Retirement Plan

The Company adopted a non-qualified supplemental executive retirement plan (“SERP”) for certain executives of the Company, effective October 1, 2012. In addition, the Company acquired several SERP plans from the 2012 PC Bancorp acquisition. These SERP plans provide the designated executives with retirement benefits. Pre-retirement survivor benefits are provided for designated beneficiaries of participants who do not survive until retirement in an amount equal to the lump sum actuarial equivalent of the participant’s accrued benefit under the SERP. The SERP is considered an unfunded plan for tax and ERISA purposes. All obligations arising under the SERP are payable from the general assets of the Company. At December 31, 2013 and 2012, the SERP plan had accrued liabilities of $2.6 million and $2.1 million, respectively.

The Company acquired, as a result of its acquisition of PC Bancorp, a Supplemental Employee Salary Continuation Plan, a Deferred Director Fee Plan, and a Split Dollar Employee Insurance Plan for certain executive officers and one Director of PC Bancorp. At December 31, 2012, the accrued liability of the PC Bancorp Supplemental Employee Salary Plan was $1.6 million, and the accrued liability of the Deferred Director Fee Plan was $321,000. The Company recorded a total of $661,000 and $217,000 in deferred salary compensation expense for the years ended December 31, 2013 and 2012, respectively, related to the deferred compensation plans. The Company had no deferred salary compensation expense in 2011.

Split Dollar Employee Insurance Plan

The Company’s accrued liability for the Split Dollar Employee Insurance Plan was $1.1 million and $1.0 million at December 31, 2013 and 2012, respectively. The Company recorded split dollar life insurance expense of $36,000, $47,000 and $3,000 in 2013, 2012 and 2011 respectively, related to the split dollar policies.

Note 18 – Defined Contribution Plan 401(k)

The Company has a 401(k) defined contribution plan for the benefit of its employees. The plan allows eligible employees to contribute a portion of their income to a trust for investment on a pre-tax basis until retirement. Participants are 100% vested in their own deferrals. Effective as of January 1, 2013, the Company changed from a safe harbor election for employer contributions to an “employer match” type of contribution for the benefit of the employees covered under the plan. During both 2011 and 2012, the Company made “safe harbor” non-elective employer contributions, to all employees eligible under the plan. Under the employer match type of contribution that began in January of 2013, the Company has matched $0.50 on the dollar for every dollar the employee contributed to the plan, up to maximum of 4% of the employee’s eligible compensation. The dollar amount an individual employee may contribute to his plan has regulatory limits.

For 2012, and 2011, the Company elected to make “safe harbor” or Guaranteed Company Contribution of 3% of salary to all employees. Safe harbor contributions are immediately vested. The decision to make a Guaranteed Company Contribution is made by the Company on an annual basis.

The Company’s expense relating to the contributions made to the 401(k) plan for the benefit of its employees was $431,000, $383,000, and $325,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 19 – Income Taxes

The Company’s income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis plus Federal and California net operating losses and credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be realized, recovered and or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The future realization of any of the Company’s deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. Based on historical and future expected taxable earnings and available strategies, the Company considers the future realization of these deferred tax assets more likely than not.

The tax effects from an uncertain tax position are recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. The Company believes that there are no material uncertain tax positions at December 31, 2013, 2012, and 2011. Interest and penalties related to uncertain tax positions are recorded as part of other operating expense.

The following tables reflect the changes in the composition and nature of the Company’s income tax provision for the past three years, in addition to the recorded balances of the Company’s deferred tax assets and liabilities at December 31, 2013 and December 31, 2012. The Company’s blended statutory tax rate was 42.05% and 41.15% at December 31, 2013 and 2012, respectively. The Company’s effective tax rate was approximately 33.85% for the year ended December 31, 2013. The lower effective tax rate is due primarily to the positive net change in the federal statutory tax rate from 34% in 2012 to 35% at December 31, 2013 when tax affecting the net federal deferred tax asset, the net tax benefit generated from the Company’s investment in LIHTC projects, increases in non-taxable income from the increase in the cash surrender value of bank owned life insurance policies, the tax benefits generated from non-qualifying dispositions of incentive stock options, investments in tax credits from the Company’s investment in COIN, and the net interest deduction on state taxes for loans located in the State of California enterprise zones. These decreases in the Company’s effective tax rate for 2013 were partially offset by non-taxable entertainment and business expense.

Income tax expense (benefit) consists of the following (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Current provision
Federal	$1,669	$2,497	$748
State	238	265	337

Total current provision	1,907	2,762	1,085
Deferred provision (benefit)
Federal	2,674	(917)	213
State	427	(180)	(151)

Total deferred provision (benefit)	3,101	(1,097)	62

Total current and deferred provision	$5,008	$1,665	$1,147

The following is a summary of the components of the net deferred tax asset recognized in the accompanying balance sheets as of the dates indicated (dollars in thousands):

	December 31,
	2013	2012
Deferred Tax Assets
Federal tax operating loss carryforward	$317	$520
State tax operating loss carryforward	168	293
Allowance for loan loss	4,726	3,656
Purchase accounting and loan fair value adjustments	5,558	8,763
Impairment charge on securities available-for-sale	0	391
Accruals and other liabilities	1,570	2,389
Stock compensation and deferred compensation costs	3,145	2,869
Net unrealized loss on securities available-for-sale	143	0
Start up, organizational and other costs	255	287

Total deferred tax assets	15,882	19,168

Deferred Tax Liabilities
Net unrealized gain on securities available-for-sale	(0)	(975)
State tax liability	(1,270)	(1,288)
Unamortized fair value on subordinated debentures	(1,402)	(1,436)
Core deposit intangibles	(478)	(747)
Prepaid expense and other	(815)	(754)

Total deferred tax liabilities	(3,965)	(5,200)

Valuation allowance	(82)	(150)

Deferred tax assets, net	$11,835	$13,818

The Company’s deferred tax assets and deferred tax liabilities include balances associated with the acquisition of PC Bancorp in 2012 and California Oaks State Bank (“COSB”) in 2010, which are non-taxable business combinations. These balances represent temporary differences for which deferred tax assets and liabilities are recognized because the financial statement carrying amounts of the acquired assets and assumed liabilities generally are their respective fair values at the date of the acquisition, whereas the tax basis equals the acquiree’s former tax basis (carryover tax basis).

The largest component of the combined net federal and state deferred tax assets are related to the fair value purchase accounting adjustment related to loans acquired in the mergers. The remaining deferred tax asset from the fair value purchase accounting adjustment on loans was $4.3 million at December 31, 2013 and $6.4 million at December 31, 2012.

The Company has federal net operating loss carryforwards attributable to the COSB acquisition of $906,000 and $1.5 million and state net operating loss carryforwards of $789,000 and $1.4 million at December 31, 2013, and 2012, respectively. The decrease in both the federal and state net operating loss carryforwards was attributable to the Company being able to utilize $624,000 in both federal and state net operating loss carryforwards in the 2013 tax provision. The federal and state net operating loss carryforwards from the COSB acquisition are subject to an annual limitation of $624,000 due to the ownership change on December 31, 2010. In addition, the Company has a state tax loss carryforward acquired from the PCB acquisition of $741,000 at December 31, 2013 and 2012, respectively. Due to the uncertainty surrounding the ability to fully utilize certain California deferred tax assets, a valuation allowance has been established.

In addition, the Company was able to utilize an additional $1.3 million of both federal and state net operating losses during 2013 that arose from CU Bancorp’s unconsolidated 2012 operating loss. Between the utilization of the COSB net operating loss carryforwards and the CU Bancorp previously unconsolidated net operating loss carryforwards, the Company was able to effectively utilize approximately $1.9 million in net federal and state operating loss carryforwards during 2013.

The Company made investments in Qualified Affordable Housing Projects during 2013, which generated low income housing tax credits and benefits net of investment amortization of $155,000. See Note 11- Investments in Qualified Affordable Housing Projects for a discussion on the investments.

The Company recorded an excess tax benefit related to the vesting of its restricted stock, the exercise of non-qualifying stock options and the recording of disqualifying dispositions following the exercises of incentive stock options in 2013. The federal and state excess tax benefits associated with the vesting of restricted stock during 2013 was $96,000 and was recorded to APIC. The federal and state excess tax benefits associated with exercise of non-qualified stock options during 2013 was $359,000 which was recorded to APIC. The federal and state excess tax benefits associated with the disqualifying disposition of incentive stock options exercised in 2013 was $355,000 of which $204,000 was recorded to APIC and $151,000 was recorded as a benefit to income tax expense in 2013. The total excess tax benefits recorded to APIC related to restricted stock and stock options was $659,000 during 2013.

Included in the 2013 tax provision for the year ended December 31, 2013 was a tax benefit of $326,000 related to the re-valuing of the Company’s deferred tax assets and liabilities using a federal statutory rate of 34% in 2012 to 35% in 2013. This 1% change in the federal statutory rate positively impacted the 2013 provision by $326,000. The increase in the statutory rate is due to increased profitability which causes the federal tax rate to move to the maximum bracket of 35% versus the 34% bracket utilized in prior years.

The following table presents a reconciliation of the statutory income tax rate to the consolidated effective income tax rate for each of the periods indicated (dollars in thousands):

	For Years Ended December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
Federal income tax expense at statutory rate	$5,178	35.00%	$1,187	35.00%	$915	35.00%
State franchise taxes, net of federal benefit, excluding LIHTC investments	524	3.54	315	9.29	123	4.70
Effect of rate change on net deferred tax asset	(326)	(2.20)	0	0.00	0	0.00
Release of state valuation allowance on use of net operating loss	(68)	(0.46)	(150)	(4.43)	0	0.00
Meals and entertainment, dues and other non-deductible items	54	0.37	47	1.39	38	1.46
Cash surrender life insurance	(210)	(1.42)	(91)	(2.68)	0	0.00
Stock compensation expense	(126)	(0.85)	39	1.15	1	0.02
LIHTC investments	(155)	(1.05)	0	0.00	0	0.00
Merger costs	5	0.03	300	8.84	89	3.42
Other	132	0.89	18	0.53	(19)	(0.73)

	$5,008	33.85%	$1,665	49.09%	$1,147	43.88%

Note 20 – Common Stock

The Company’s outstanding common stock increased by 322,690 shares to 11,081,364 at December 31, 2013. The increase in the outstanding shares is outlined below:

During 2013, the Company issued 282,031 shares of stock from the exercise of employee stock options for a total value of $2.8 million. In addition, the Company issued 81,050 shares of restricted stock to the Company’s directors and employees, cancelled 11,600 shares of unvested restricted stock related to employee turnover and cancelled 29,863 shares of restricted stock that had a value of $422,000, when employees elected to pay their tax obligation via the repurchase of the stock by the Company. The net issuance of restricted stock for 2013 was 69,450 shares. See Note 16 – Stock Options and Restricted Stock under “Equity Compensation Plans” for a more detailed analysis related to the issuances of these shares.

The Company has a program that allows employees to make an election to have a portion of their restricted stock that became vested during the year repurchased by the Company to provide funds to pay the employee’s tax obligation related to the vesting of the stock. During 2013 and 2012, a number of the Company’s employees elected to participate in this program.

During 2012, as part of the merger with PC Bancorp, the Company initially issued 3,721,382 shares of common stock on July 31, 2012 to the shareholders of PC Bancorp. Subsequent to the merger date there were two dissenting shareholders that exchanged their right to receive 685 shares of CU Bancorp stock at an exchange rate of $10.25 per share for an aggregate of $7,000. See Note 2 – Business Combinations for a detailed discussion of the merger. In addition, the Company issued 117,300 shares of restricted stock to the Company’s directors and employees, cancelled 7,000 shares of unvested restricted stock related to employee turnover and retired 22,421 shares of restricted stock that had a value of $228,000 when employees elected to pay their tax obligation via the repurchase of the stock by the Company. The net issuance of restricted stock for 2012 was 110,300 shares.

On March 31, 2011, the Company issued 805,156 shares of common stock through a private placement offering to a total of 12 accredited institutional investors, none of whom were directors or officers of the Company. This private placement offering generated a total of $10.3 million in gross cash proceeds. This amount was offset by $569,000 in associated cost and expenses which resulted in net proceeds to the Company of $9.7 million.

Note 21 – Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the periods indicated (dollars in thousands):

	Before Tax	Tax Effect	Net of Tax
Year ended December 31, 2013
Net unrealized gains (losses) on investment securities:
Beginning balance	$2,369	$(975)	$1,394

Non-credit portion of other-than-temporary impairments arising during the period	(41)	17	(24)
Net unrealized losses arising during the period	(2,629)	1,082	(1,547)

Other comprehensive loss before reclassification	(2,670)	1,099	(1,571)
Reclassification adjustment for gains realized in net income	(47)	19	(28)

Net other comprehensive loss	(2,717)	1,118	(1,599)

Ending balance	$(348)	$143	$(205)

Year ended December 31, 2012
Net unrealized gains on investment securities:
Beginning balance	$1,535	$(645)	$890

Non-credit portion of other-than-temporary impairments arising during the period	766	(321)	445
Net unrealized gains arising during the period	68	(9)	59

Net other comprehensive income	834	(330)	504

Ending balance	$2,369	$(975)	$1,394

The table below presents the components of accumulated other comprehensive income (loss) as of the dates indicated (dollars in thousands):

	December 31,
	2013	2012
Net unrealized gain (loss) on non other-than-temporarily impaired investment securities	$(348)	$2,332
Net unrealized gain on other-than-temporarily impaired investment securities	0	37

Total net unrealized gain (loss) on investment securities	(348)	2,369
Tax (expense) benefit	143	(975)

Total accumulated other comprehensive income (loss)	$(205)	$1,394

Note 22 – Commitments and Contingencies

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

Litigation

From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company accrues for any probable loss contingencies that are estimable and discloses any material losses. As of December 31, 2013, there were no legal proceedings against the Company the outcome of which are expected to have a material adverse impact on the Company’s financial position, results of operations or cash flows, as a whole.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Some of the Company’s commitments are expected to expire without being drawn upon, with the total commitment amounts not necessarily representing future cash funding requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties and properties under construction.

Financial instruments with off balance sheet risk include commitments to extend credit of $346 million and $295 million at December 31, 2013 and 2012, respectively. Included in the aforementioned commitments were standby letters of credit outstanding of $40.6 million and $22.7 million at December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the Company had established an allowance for unfunded loan commitments of $329,000 and $256,000, respectively. These balances are included in other liabilities on the balance sheet. These balances represent 0.1% of unfunded loan commitments at December 31, 2013 and 2012, respectively.

Note 23 – Regulatory Matters

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

The Company currently includes in Tier 1 capital an amount of subordinated debentures equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity less goodwill, core deposit intangibles and a portion of the SBA servicing assets. On July 2, 2013, the Board of Governors of the Federal Reserve System (“Federal Reserve”) approved a final rule (the “Final Rule”) that revises the current capital rules for U.S. banking organizations including the capital rules for the Company. The FDIC adopted the rule as an “interim final rule” on July 9, 2013. The Final Rule implements the regulatory capital reforms recommended by the Basel Committee. The Final Rule permanently grandfathers non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before

May 19, 2010 for inclusion in the Tier 1 capital of banking organizations with total consolidated assets less than $15 billion as of December 31, 2009, such as the Company. As a result the Company’s trust preferred securities will continue to be included in Tier 1 capital.

As of December 31, 2013, the Company and the Bank are categorized as well-capitalized under the regulatory framework for Prompt Corrective Action. To be categorized as well-capitalized the Company and Bank must maintain minimum Total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios, as set forth in the following table.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts (as set forth in the table below) of Total capital and Tier 1 capital (as defined in the regulations) and ratios of Total capital and Tier 1 capital to risk-weighted assets (as defined) and to average assets (as defined).

The following tables present the Tier 1 Leverage Ratio, Tier 1 Risk-Based Capital Ratio and the Total Risk-Based Capital Ratio of the Consolidated Company in addition to the Bank as of December 31, 2013, and December 31, 2012, and compare the actual ratios to the capital requirements imposed by government regulations. All amounts reflected in the table below are stated in thousands, except percentages:

CU Bancorp Consolidated:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Total Risk-Based Capital Ratio	$145,372	12.80%	$90,844	8.0%	$113,555	10.0%
Tier 1 Risk-Based Capital Ratio	134,440	11.84%	45,422	4.0%	68,133	6.0%
Tier 1 Leverage Ratio	134,440	9.57%	56,172	4.0%	70,215	5.0%
As of December 31, 2012
Total Risk-Based Capital Ratio	$126,177	12.35%	$81,753	8.0%	$102,191	10.0%
Tier 1 Risk-Based Capital Ratio	117,118	11.46%	40,876	4.0%	61,315	6.0%
Tier 1 Leverage Ratio	117,118	9.13%	51,290	4.0%	64,113	5.0%

California United Bank:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Total Risk-Based Capital Ratio	$135,682	11.96%	$90,772	8.0%	$113,465	10.0%
Tier 1 Risk-Based Capital Ratio	124,750	10.99%	45,386	4.0%	68,079	6.0%
Tier 1 Leverage Ratio	124,750	8.90%	56,082	4.0%	70,102	5.0%
As of December 31, 2012
Total Risk-Based Capital Ratio	$118,405	11.61%	$81,615	8.0%	$102,019	10.0%
Tier 1 Risk-Based Capital Ratio	109,346	10.72%	40,808	4.0%	61,211	6.0%
Tier 1 Leverage Ratio	109,346	8.55%	51,133	4.0%	63,917	5.0%

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

Note 24 – Fair Value Information

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including both those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis and a non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value, and for estimating the fair value of financial assets and financial liabilities not recorded at fair value, are discussed below.

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

Investment Securities Available-for-Sale: The fair value of securities available-for-sale may be determined by obtaining quoted prices in active markets, when available, from nationally recognized securities exchanges (Level 1 financial assets) If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique widely used in the securities industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities which are observable market inputs (Level 2 financial assets). Debt securities’ pricing is generally obtained from one of the matrix pricing models developed from one of the three national pricing agencies. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are classified as Level 3 financial assets.

Securities classified as available-for-sale are accounted for at their current fair value rather than amortized historical cost. Unrealized gains or losses are excluded from net income and reported as an amount net of taxes as a separate component of accumulated other comprehensive income included in shareholders’ equity.

The Company considers the inputs utilized to fair value the U.S. Agency and U.S. Sponsored Agency issued debt securities (callable and non-callable notes), mortgage backed securities guaranteed by those agencies, collateralized mortgage obligations issued by those agencies, corporate bond securities, and municipal securities to be observable market inputs and classified these financial assets within the Level 2 fair value hierarchy. Management bases the fair value for these investments primarily on third party price indications provided by independent pricing sources utilized by the Company’s bond accounting system to obtain market pricing on its individual securities. Vining Sparks, who provides the Company with its bond accounting system, utilizes pricing from three independent third party pricing sources for pricing of securities. These third party pricing sources utilize, quoted market prices or when quoted market prices are not available, then fair values are estimated using nationally recognized third-party vendor pricing models of which the inputs are observable. However, the fair value reported may not be indicative of the amounts that could be realized in an actual market exchange.

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

Loans: The fair value for loans is estimated by discounting the expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities, adjusted for the allowance for loan loss. Loans are segregated by type such as commercial and industrial, commercial real estate, construction and other loans with similar credit characteristics and are further segmented into fixed and variable interest rate loan categories. Expected future cash flows are projected based on contractual cash flows, adjusted for estimated prepayments. The inputs utilized in determining the fair value of loans are unobservable and accordingly, these financial assets are classified within Level 3 of the fair value hierarchy.

Impaired Loans: The fair value of impaired loans is determined based on an evaluation at the time the loan is originally identified as impaired, and periodically thereafter, at the lower of cost or fair value. Fair value on impaired loans is measured based on the value of the collateral securing these loans, less costs to sell, if the loan is collateral dependent, or based on the discounted cash flows for non collateral dependent loans. Collateral on collateral dependent loans may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals performed by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically significant and unobservable. For unsecured loans, the estimated future discounted cash flows of the business or borrower, are used in evaluating the fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The inputs utilized in determining the fair value of impaired loans are unobservable and accordingly, these financial assets are classified within Level 3 of the fair value hierarchy.

Interest Rate Swap Contracts: The fair value of the interest rate swap contracts are provided by an independent third party vendor that specializes in interest rate risk management and fair value analysis using a system that utilizes current market data to estimate cash flows of the interest rate swaps utilizing the future LIBOR yield curve for accruing and the future Overnight Index Swap Rate (Fed Funds Effective Swap Rate) “OIS” yield curve for discounting through the maturity date of the interest rate swap contract. The forward LIBOR yield curve is the primary input in the valuation of the interest rate swap contracts. Both the LIBOR and OIS yield curves are readily observable in the marketplace. Accordingly, the interest rate swap contracts are classified within Level 2 of the fair value hierarchy.

Other Real Estate Owned: The fair value of other real estate owned is generally based on real estate appraisals (unless more current market information is available) less estimated costs of sale. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant. The inputs utilized in determining the fair value of other real estate owned are unobservable and accordingly, these financial assets are classified within Level 3 of the fair value hierarchy.

SBA Servicing Asset: The Company acquired an SBA servicing asset with the PC Bancorp merger and has added to the servicing asset with the sale of SBA loans subsequent to the merger. This servicing asset was initially fair valued at the merger date based on an evaluation by a third party who specializes in fair value analysis. The fair value of this asset was based on the estimated discounted future cash flows utilizing market based discount rates and estimated prepayment speeds. The discount rate was based on the current U.S. Treasury yield curve, plus a spread for marketplace risk associated with these assets. Prepayment speeds were selected based on the historical prepayments of similar SBA pools. The prepayment speeds determine the timing of the cash flows. The SBA servicing asset is amortized over the estimated life of the loans based on an effective yield approach. In addition, the Company’s servicing asset is evaluated regularly for impairment by discounting the estimated future cash flows using market-based discount rates and prepayment speeds. If the calculated present value of the servicing asset declines below the Company’s current carrying value, the servicing asset is written down to its present value. Based on the Company’s methodology in its valuation of the SBA servicing asset, the current carrying value is estimated to approximate the fair value. The inputs utilized in determining the fair value of SBA servicing asset are unobservable and accordingly, these financial assets are classified within Level 3 of the fair value hierarchy.

Non-Maturing Deposits: The fair values for non-maturing deposits (deposits with no contractual termination date), which include non-interest bearing demand deposits, interest bearing transaction accounts, money market deposits and savings accounts are equal to their carrying amounts, which represent the amounts payable on demand. Because the carrying value and fair value are by definition identical, and accordingly non-maturity deposits are classified within Level 1 of the fair value hierarchy, these balances are not listed in the following tables.

Maturing Deposits: The fair values of fixed maturity certificates of deposit (time deposits) are estimated using a discounted cash flow calculation that applies current market deposit interest rates to the Company’s current certificates of deposit interest rates for similar term certificates. The rates being paid on certificates of deposit not acquired from PC Bancorp at December 31, 2013 and December 31, 2012, were generally identical to the market interest rates for comparable terms and thus both the carry amount and fair value are generally considered approximately identical as of the reporting dates. The deposits acquired from PC Bancorp were initially adjusted to their fair value at the date of acquisition. The interest rates used to calculate the fair value adjustments on the PCB certificates were considered to be the market rates at the date of acquisition. The inputs utilized in determining the fair value of maturing deposits are unobservable and accordingly, these financial liabilities are classified within Level 2 of the fair value hierarchy.

Securities Sold under Agreements to Repurchase (“Repos”): The fair value of securities sold under agreements to repurchase is estimated based on the discounted value of future cash flows expected to be paid on the deposits. The carrying amounts of Repos with maturities of 90 days or less approximate their fair values. The fair value of Repos with maturities greater that 90 days is estimated based on the discounted value of the contractual future cash flows. The inputs utilized in determining the fair value of securities sold under agreements to repurchase are observable and accordingly, these financial liabilities are classified within Level 2 of the fair value hierarchy.

Subordinated Debentures: The fair value of the three variable rate subordinated debentures (“debentures”) is estimated using a discounted cash flow calculation that applies the three month LIBOR plus the margin index at December 31, 2013, to the cash flows from the debentures, based on the actual interest rate the debentures were accruing at December 31, 2013. Because all three of the debentures re-priced on December 16, 2013 based on the current three month LIBOR index rate plus the index margin at that date, and with relatively little to no change in the three month LIBOR index rate from the re-pricing date through December 31, 2013, the current face value of the debentures and their calculated fair value are approximately equal. The inputs utilized in determining the fair value of subordinated debentures are observable and accordingly, these financial liabilities are classified within Level 2 of the fair value hierarchy.

Fair Value of Commitments: Loan commitments that are priced on an index plus a margin to a market rate of interest are reported at the carrying value of the loan commitment. Loan commitments on which the committed fixed interest rate is less than the current market rate were insignificant at December 31, 2013 and 2012.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis as of the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Total Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – December 31, 2013
Investment securities available-for-sale	$106,488	$0	$106,488	$0
Financial Liabilities – December 31, 2013
Interest Rate Swap Contracts	$3,943	$0	$3,943	$0
Financial Assets – December 31, 2012
Investment securities available-for-sale	$118,153	$0	$115,243	$2,910
Financial Liabilities – December 31, 2012
Interest Rate Swap Contracts	$6,038	$0	$6,038	$0

The investment securities that comprise the balances reflected in the “Significant Unobservable Inputs (Level 3)” as of December 31, 2012 include the private issue CMO securities. These securities were sold during the first quarter of 2013 for a net gain of $5,000.

The private issue CMO securities were valued at December 31, 2012 utilizing pricing obtained from the national market pricing services that are utilized in the Company’s bond accounting system. Due to the price volatility associated with these securities, the Company classified them as a level 3. The roll forward of these securities is listed in the table below.

The following table presents a roll forward of all assets and liabilities and additional information about the financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the dates and periods indicated (dollars in thousands):

Financial Assets – Measured at

Fair Value on a Recurring Basis

using Unobservable Inputs

	Balance at January 1	Included in Earnings	Included in Other Comprehensive Income (Loss)	Purchases, Issuances, Sales, Settlements	Transfers into (out of) Level 3	Balance at December 31
Year ended December 31, 2013
Private Issue CMO Securities (1)	$2,910	$(5)	$(866)	$(2,039)	$0	$0

Total	$2,910	$(5)	$(866)	$(2,039)	$0	$0

Year ended December 31, 2012
Private Issue CMO Securities	$2,775	$(137)	$766	$(494)	$0	$2,910
U.S. Government Sponsored Agency CMO Securities (2)	2,379	(1)	9	(591)	(1,796)	0

Total	$5,154	$(138)	$775	$(1,085)	$(1,796)	$2,910

(1)	The Company sold all of its Private Issue CMO Securities in January 2013.
(2)	The FDIC issued security is assumed to have been transferred to a level 2 category at the beginning of 2012, based on the market pricing of the security.

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

The following table presents the balances of assets and liabilities measured at fair value on a non-recurring basis by caption and by level within the fair value hierarchy as of the dates indicated (dollars in thousands):

	Recorded Investment Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – December 31, 2013
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs (non-purchased credit impaired loans)	$264	$0	$0	$267

Total	$264	$0	$0	$267

Financial Assets – December 31, 2012
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs offs (non-purchased credit impaired loans)	$2,056	$0	$0	$2,269
Other real estate owned	3,112	0	0	3,112

Total	$5,168	$0	$0	$5,381

The decrease in the balances between December 31, 2013 and December 31, 2012, reflect the sale of the Company’s single other real estate owned property in the 4th quarter of 2013, and the payoff and charge off of three loans during the 3rd and 4th quarters of 2013. The remaining balance at December 31, 2013 represents two collateral dependent loans. These balances do not include purchased credit impaired loans acquired in either the COSB or PC Bancorp acquisitions.

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of the dates indicated (dollars in thousands):

	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Values
Financial Assets – December 31, 2013
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-off (1)	$287	Internal valuation of Accounts Receivable aging, net of credit loss estimate and Commercial Real Estate appraisal	Management assumption regarding collectability of accounts receivable aging report, and real estate appraisal report	$287

			Less estimated selling costs	$20

(1)	During 2013, the Company recorded total charge-offs of $605,000 on the principal balance of the two loans.

Fair Value of Financial Assets and Liabilities

ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 2013 and December 31, 2012. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The description of the valuation methodologies used for financial instruments measured at fair value and for estimating fair value for financial instruments not recorded at fair value has been described above.

The table below presents the level in the fair value hierarchy for the financial instruments estimated fair values, as of the dates indicated (dollars in thousands):

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Financial Assets
Investment securities available-for-sale	$106,488	$106,488	$0	$106,488	$0
Loans, net	922,591	926,500	0	0	926,500
Financial Liabilities
Certificates of deposit	63,581	63,680	0	63,680	0
Securities sold under agreements to repurchase	11,141	11,141	0	11,141	0
Subordinated debentures	9,379	12,372	0	0	12,372
Interest rate swap contracts	3,943	3,943	0	3,943	0
December 31, 2012
Financial Assets
Investment securities available-for-sale	$118,153	$118,153	$0	$115,243	$2,910
Loans, net	846,082	848,146	0	0	848,146
Financial Liabilities
Certificates of deposit	81,336	81,648	0	81,648	0
Securities sold under agreements to repurchase	22,857	22,857	0	22,857	0
Subordinated debentures	9,169	12,372	0	0	12,372
Interest rate swap contracts	6,038	6,038	0	6,038	0

Note 25 – Reclassification

Certain amounts in the prior year’s financial statements and related disclosures were reclassified to conform to the current year presentation with no effect on previously reported net income or shareholders’ equity.

Note 26 – Summary Quarterly Data (unaudited)

	2013 Quarters Ended				2012 Quarters Ended
(Dollars in thousands, except per share data)	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Interest income	$12,841	$12,822	$13,114	$12,069	$12,457	$10,400	$7,161	$7,478
Interest expense	498	516	534	531	696	626	236	239

Net interest income	12,343	12,306	12,580	11,538	11,761	9,774	6,925	7,239
Provision for loan losses	934	631	1,153	134	867	521	380	0

Net interest income after provision for loan losses	11,409	11,675	11,427	11,404	10,894	9,253	6,545	7,239

Non-interest income	1,931	1,471	1,690	1,426	1,402	1,185	752	622

Non-interest expense	9,620	9,430	9,281	9,309	9,502	11,823	6,270	6,905

Net income (loss) before provision for income tax expense (benefit)	3,720	3,716	3,836	3,521	2,794	(1,385)	1,027	956
Provision for income tax (benefit)	888	1,239	1,515	1,366	1,166	(453)	502	450

Net Income (Loss)	$2,832	$2,477	$2,321	$2,155	$1,628	$(932)	$525	$506

Basic income (loss) per share	$0.26	$0.24	$0.22	$0.21	$0.16	$(0.10)	$0.08	$0.08

Diluted income (loss) per share	$0.26	$0.23	$0.22	$0.20	$0.15	$(0.10)	$0.08	$0.07

Note 27 – Condensed Financial Information of Parent Company

CU Bancorp, a California Corporation, was formed to facilitate a reorganization to create a bank holding company for the Bank in 2012. CU Bancorp became the parent of the Bank through a reorganization that occurred at the end of business on July 31, 2012. The following tables present the parent company only condensed balance sheets and the related statements of net earnings and condensed statements of cash flows for the dates and periods indicated (dollars in thousands):

Parent Company Only Condensed Balance Sheets	December 31,
	2013	2012
ASSETS
Cash and due from banks	$4,348	$1,477
Certificates of deposit in other financial institutions	0	370
Loans	1,786	2,472
Investment in subsidiary	141,020	130,217
Accrued interest receivable and other assets	207	353

Total Assets	$147,361	$134,889

LIABILITIES
Subordinated debentures	$9,379	$9,169
Accrued interest payable and other liabilities	58	97

Total Liabilities	9,437	9,266
SHAREHOLDERS’ EQUITY	137,924	125,623

Total Liabilities and Shareholders’ Equity	$147,361	$134,889

Parent Company Only Condensed Statements of Income	Years Ended December 31,
	2013	2012
Interest Income	$172	$93

Interest Expense	485	331
Operating Expenses	556	225

Total Expenses	1,041	556

Loss Before Income Tax Benefit and Equity in Undistributed Earnings of Subsidiary	(869)	(463)
Income tax benefit	371	138
Loss Before Equity in Undistributed Earnings of Subsidiary	(498)	(325)

Equity in undistributed earnings of subsidiary	10,283	2,052

Net Income	$9,785	$1,727

Parent Company Only Condensed Statements of Cash Flows	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income:	$9,785	$1,727
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiary	(10,283)	(2,052)
Net accretion of discounts/premiums	(36)	(32)
Accretion of subordinated debenture discount	210	94
Net change in fair value of interest rate contract	(70)	(65)
Increase in accrued interest receivable and other assets	(226)	(12)
Decrease in accrued interest payable and other liabilities	32	25

Net cash provided by (used in) operating activities	588	(315)

Cash flows from investing activities:
Cash and cash equivalents acquired in acquisition, net of cash paid	0	2,681
Capital contribution made to subsidiary	0	(1,350)
Cash paid for stock options to PCB employees and dissenting shareholders	0	(463)
Cash paid related to stock issuance	0	(199)
Maturity of Certificate of Deposit	370
Net decrease in loans	721	194

Net cash provided by investing activities	1,091	863

Cash flows from financing activities:
Net proceeds from exercise of stock options	2,790	0
Restricted stock repurchase	(422)	0
Cash proceeds from Bank on prior year tax receivable	0	928

Net cash provided by financing activities	2,368	928

Net increase in cash	2,871	1,476
Cash, beginning of year	1,477	1

Cash, end of year	$4,348	$1,477

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$281	$204

Cash paid during the period for taxes	$1	$1

(b) Index to Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of CU Bancorp i

3.2	Bylaws of CU Bancorp ii

4.1	Specimen form of Certificate for CU Bancorp Common Stock iii

10.1*	California United Bank 2005 Stock Option Plan iv

10.2*	CU Bancorp 2007 Equity Incentive and Incentive Plan as Restated July 31, 2012 and Form of Stock Option Agreement and Form of Restricted Stock Bonus Award Agreement v

10.3*	CU Bancorp 2012 Change in Control Severance Plan vi

10.4*	Executive Salary Continuation Plan / Agreement and Schedule of Participants and Benefits

10.5*	2013 California United Bank Executive Performance Cash Incentive Plan vii

10.6*	2014 California United Bank Executive Performance Cash Incentive Plan

10.7 *	Form of Director/Officer Indemnification Agreement and Schedule of Agreements

14.1	CU Bancorp Principles of Business Conduct & Ethics viii

14.2	CU Bancorp Code of Ethics – Financial Officers ix

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm S-8

24	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.3	Certification of Chief Accounting Officer and Treasurer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Refers to management contracts or compensatory plans or arrangements
Attached hereto
i	Incorporated by reference from Exhibit 3.1 to CU Bancorp Registration Statement on Form S-4, as filed on April 13, 2012
ii	Incorporated by reference from Exhibit 3.2 to CU Bancorp Registration Statement on Form S-4, as filed on April 13, 2012
iii	Incorporated by reference from Exhibit 4.1 to CU Bancorp Registration Statement on Form S-4 as filed on April 13, 2012
iv	Incorporated by reference from Exhibit 10.1 to CU Bancorp Registration Statement on Form S-4 as filed on April 13, 2012
v	Incorporated by reference from Exhibit 10.2 to CU Bancorp Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013
vi	Incorporated by reference from Exhibit 10.3 to CU Bancorp Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013
vii	Incorporated by reference from Exhibit 99.1 to CU Bancorp Current Report on Form 8-K filed February 7, 2014
viii	Incorporated by reference from Exhibit 14.1 to CU Bancorp Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013
ix	Incorporated by reference from Exhibit 14.2 1 to CU Bancorp Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CU BANCORP

Dated: March 13, 2014	/s/ KAREN A. SCHOENBAUM
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

Members of the Company’s Board of Directors

Dated: March 13, 2014	/s/ ROBERTO E. BARRAGAN
Roberto E. Barragan

Dated: March 13, 2014	/s/ KENNETH L. BERNSTEIN
Kenneth L. Bernstein

Dated: March 13, 2014	/s/ KENNETH J. COSGROVE
Kenneth J. Cosgrove

Dated: March 13, 2014	/s/ ROBERT MATRANGA
Robert Matranga

Dated: March 13, 2014	/s/ DAVID I. RAINER
David I. Rainer
Chairman of the Board, President and Chief Executive Officer

Dated: March 13, 2014	/s/ ROY A. SALTER
Roy A. Salter

Dated: March 13, 2014	/s/ DANIEL F. SELLECK
Daniel F. Selleck

Dated: March 13, 2014	/s/ CHARLES H. SWEETMAN
Charles H. Sweetman

Dated: March 13, 2014	/s/ LESTER M. SUSSMAN
Lester M. Sussman

Dated: March 13, 2014	/s/ ANNE A. WILLIAMS
Anne A. Williams Executive Vice President, Chief Operating Officer and Chief Credit Officer