Form 10-K/A
period 2013-12-31
CU Bancorp
filed 2014-04-29
CIK 1543643

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $169.5 million (based upon the closing price of shares of the registrant’s Common Stock, no par value, as reported by NASDAQ.

The number of shares outstanding of the registrant’s common stock (no par value) at the close of business on April 25, 2013 was 11,213,908.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This amendment on the Annual Report on Form 10-K/A (the “Form 10-K/A”) amends CU Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”) on March 13, 2014. This Form 10-K/A includes the previously incorporated by reference material from the Proxy Statement which was not filed within 120 days of year end. Except for Items 10, 11, 12, 13 and 14 of Part III no other information in this Form 10-K/A is being amended.

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

The following table lists the names and certain information as of April 1, 2014 regarding CUB’s directors. All the named individuals serve as directors of CU Bancorp and its subsidiary California United Bank.

Name	Age	Position with CUB	Year First Appointed or Elected
Roberto E. Barragan	54	Director	2004
Kenneth L. Bernstein	71	Director	2004
Kenneth J. Cosgrove	66	Vice Chairman of the Board California United Bank	2012
Eric S. Kentor	55	Director	2014	*
Robert C. Matranga	71	Director	2012
David I. Rainer	57	Chairman, President and Chief Executive Officer	2004
Roy A. Salter	57	Director	2004
Daniel F. Selleck	58	Director	2004
Lester M. Sussman	59	Director	2011
Charles H. Sweetman	71	Director	2004
Anne A. Williams	56	Director, Executive Vice President, Chief Operating Officer and Chief Credit Officer	2009

*	Appointed by the Board for a term commencing April 1, 2014

CUB’s directors serve one-year terms. None of the directors or executive officers was selected pursuant to any arrangement or understanding, other than with the directors and executive officers of CUB acting within their capacities as such. There are no family relationships between the directors and executive officers of CUB. None of the directors or executive officers of CUB serve as directors of any company which has a class of securities registered under, or which are subject to the periodic reporting requirements of, the Securities Exchange Act of 1934, as amended, or any investment company registered under the Investment Company Act of 1940. None of the directors or executive officers of CUB have been involved in any legal proceedings during the past ten years that are material to an evaluation of the ability or integrity of any director or executive officer of CUB.

Mr. Stephen Carpenter resigned as Vice Chairman of the Board and member of the Board of Directors effective December 31, 2013. He holds the honorary title of Director Emeritus.

The following is the business experience of the members of CUB’s current board of directors:

Roberto E. Barragan. Mr. Barragan currently is President of the Valley Economic Development Center, Inc. (“VEDC”). He has served in various capacities with the VEDC since 1995. The VEDC is a 501(c)3 community based private non-profit corporation which offers training, consulting, technical assistance and financing to small- and medium-sized businesses. He was a founder of the Pacoima Development Federal Credit Union. Mr. Barragan is an expert on the needs of small businesses within CUB’s communities and assists significantly in the Community Reinvestment Act efforts of CUB. Mr. Barragan serves as the Community Redevelopment Act “CRA” Board Liaison, between the Bank’s CRA committee and the Board of Directors.

Kenneth L. Bernstein. Mr. Bernstein is President and Chief Executive Officer and sole shareholder of BFC Financial Corporation of Encino, a San Fernando Valley company that he has owned since 1965, which consults for middle market companies, notably on assignments associated with mergers and acquisitions and corporate financial and management restructure. Mr. Bernstein is an experienced lender and loan work-out consultant. As Chairman of the Directors’ loan committee he provides guidance to Management in lending and loan risk management.

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

Eric S. Kentor. Mr. Kentor is an attorney, independent business consultant and private investor working primarily with companies in the medical technology and clean tech, or “green” sectors. From 1995, until its purchase by Medtronic in 2001, Kentor served as Senior Vice President, General Counsel, and Corporate Secretary and as a permanent member of the Executive Management Committee at MiniMed Inc. The company was a world leader in the design, development, manufacture and marketing of advanced systems for the treatment of diabetes. Prior to MiniMed, Kentor served as Vice President of Legal Services for Health Net, California’s second-largest health maintenance organization, as well as Executive Counsel for its parent corporation. Previously, Kentor was a partner at the law firm of McDermott, Will & Emery. Kentor has also served as a director of both private and public companies, including Endocare, Inc., a publicly traded medical device company where he served as a director until the company was acquired in 2009. As an attorney experienced in corporate governance, Mr. Kentor provides legal and corporate governance expertise as well as experience as an executive officer and director of public companies.

Robert C. Matranga. Mr. Matranga is the Chairman and Chief Executive Officer of Bomel Construction Company, Inc., a concrete and general contractor, a position he has held for over 10 years. He was previously a Director of Premier Commercial Bancorp and Premier Commercial Bank, N.A. since formation. He brings substantial business and market expertise to the Board of Directors.

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

Lester M. Sussman. Mr. Sussman since 2005 has been a Senior Practice Director at Resources Global Professionals, a consulting firm that provides services to businesses throughout the world, where he specializes in providing corporate governance, risk management and compliance services and is the Western region practice leader for financial services. Prior to joining Resources Global Professionals, he was the Senior Vice President, Finance of Gemstar TV Guide International. Mr. Sussman is a Retired Partner of Deloitte & Touche, LLP, where he served as Partner in Charge, Financial Services Group – Los Angeles and Pacific Southwest Region. Mr. Sussman is a Certified Public Accountant. Mr. Sussman’s financial institution accounting expertise and corporate governance expertise provides support to CUB in these areas. Mr. Sussman is the Audit Committee designated financial expert and is Chairman of the Audit Committee.

Charles H. Sweetman. Mr. Sweetman is a managing partner of Sweetman Properties, LLC, a commercial income property company located in Palm Desert, California and also is the President and Chief Executive Officer of Sweetman Group, Inc. a property management and consulting firm. Mr. Sweetman provides strong entrepreneurial experience to the Board as well as significant business development skills.

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

Executive Officers

The following sets forth the names and certain information as of April 24, 2014 with respect to CUB’s executive officers (except for Mr. Rainer and Ms. Williams whose information is included above):

Name	Age	Position with CUB	Year First Appointed
Karen A. Schoenbaum	51	Executive Vice President and Chief Financial Officer	2009
Anita Y. Wolman	62	Executive Vice President, Chief Administrative Officer, General Counsel & Corporate Secretary[1]	2009

[1]	Ms. Wolman was previously Senior Vice President Legal/Compliance and had served in that capacity since 2005.

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

Anita Y. Wolman, Executive Vice President, Chief Administrative Officer, General Counsel & Corporate Secretary was appointed Chief Administrative Officer in 2013 and Executive Vice President & General Counsel in January 2009. She previously was Senior Vice President Legal/Compliance beginning in 2005. Prior to joining CUB, Ms. Wolman was Senior Vice President, General Counsel & Corporate Secretary of California Commerce Bank (Citibank/Banamex USA). Earlier Ms. Wolman was Executive Vice President, General Counsel & Corporate Secretary of Pacific Century Bank, N.A. a subsidiary of Bank of Hawaii Corporation and its predecessor California United Bank.

There are no family relationships between any Director and an Executive Officer or among any Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership of, and transactions in, the Company’s equity securities with the SEC. Such directors, executive officers and 10% stockholders are also required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on a review of the copies of such reports received by the Company, and on written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers and 10% stockholders were complied with during 2013.

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

The Board has adopted a Code of Ethics that applies to the Bank’s principal executive officer, principal financial officer, controller and principal accounting officer, or persons performing similar functions, as well as Principles of Business Conduct & Ethics that apply to its directors, officers and employees. A copy is available on the Company’s website at www.cunb.com or by contacting Anita Wolman, Corporate Secretary, at 15821 Ventura Boulevard, Suite 100, Encino, CA 91436. A copy will be provided without charge.

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

During 2013, the board of directors of CU Bancorp held eleven meetings. During 2013, no director of the Company attended less than 75% of all Board meetings and the meetings of any committee of the Boards on which he or she served.

In 2013, the Board of Directors had the following committees: Audit and Risk Committee; Compensation, Nominating and Corporate Governance Committee, and Executive Committee. In addition California United Bank maintained a Board of Directors Loan Committee. The Audit and Risk Committee and the Compensation, Nominating and Corporate Governance Committee both consisted solely of independent directors.

Executive Sessions

Executive sessions of non-management directors are held by the Board on an “as needed” basis and at least annually. The executive sessions of non-management directors are chaired by the Vice Chairman of the Board or in his or her absence, a director chosen by the non-management directors.

Attendance at Annual Meetings

It is the policy of the Board to encourage directors to attend each Annual Meeting of Shareholders. Such attendance allows for direct interaction with shareholders. All of the Company’s directors attended the Company’s 2013 Meeting of Shareholders.

Reporting of Complaints/Concerns Regarding Accounting or Auditing Matters

The Company’s Board of Directors has adopted procedures for receiving and responding to complaints or concerns regarding accounting and auditing matters. These procedures were designed to provide a channel of communication for employees and others who have complaints or concerns regarding accounting or auditing matters involving the Company. Employee concerns may be communicated in a confidential or anonymous manner to the Audit and Risk Committee of the Board. The Audit and Risk Committee Chairman will make a determination on the level of inquiry, investigation or disposal of the complaint. All complaints are discussed with the Company’s senior management, as appropriate, and monitored by the Audit and Risk Committee for handling, investigation and final disposition. The Chairman of the Audit and Risk Committee will report the status and disposition of all complaints to the Board of Directors.

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

Audit and Risk Committee and Board of Directors Risk Management

Board Authority for Risk Oversight

The Board has active involvement and responsibility for overseeing risk management of the Company arising out of its operations and business strategy. The Board monitors, reviews and reacts to material enterprise risks identified by management. The Board receives specific oral and written reports from officers with oversight responsibility for particular risks within the Company. Executive management reports include reporting on financial, credit, liquidity, interest rate, capital, operational, legal and regulatory compliance and reputation risks and the Company’s degree of exposure to those risks. The Board helps ensure that management is properly focused on risk by, among other things, reviewing and discussing the performance of senior management and business line leaders. Board committees also have responsibility for risk oversight in specific areas.

Audit and Risk Management Committee Oversight

The Company has a separately designated standing Audit and Risk Committee established in accordance with applicable regulatory and NASDAQ requirements. The Audit and Risk Committee also serves as the Audit and Risk Committee of California United Bank. The Audit and Risk Committee Charter adopted by the Board sets out the responsibilities, authority and specific duties of the Audit and Risk Committee. The Audit and Risk Committee must consist of at least three members, each of whom are non-management (independent) directors and each of whom must meet the independence and expertise requirements of the NASDAQ, the Sarbanes-Oxley Act of 2002 and rules promulgated thereunder, and other applicable rules and regulations. At least one member must have accounting or related financial management expertise and qualify as a “financial expert”, as defined under the regulations of the SEC. Pursuant to the Audit and Risk Committee Charter, the Audit and Risk Committee has the following primary duties and responsibilities:

•	oversight of the quality and integrity of regulatory and financial accounting, financial statements, financial reporting processes and systems of internal accounting and financial controls;

•	oversight of the quality of compliance risk management and enterprise risk management;

•	oversight of the Company’s compliance with legal and regulatory requirements;

•	oversight of the annual independent audit of the Company’s financial statements and internal controls over financial reporting; engagement of the independent registered public accounting firm and evaluation of the qualifications, independence and performance of the independent registered public accounting firm;

•	approval of all audit and non-audit services permitted to be provided by the independent registered public accountants (other than those services that meet the requirements of any de minimus exception established by law or regulation);

•	oversight and retention of internal audit and/or outsourced internal audit services, as well as review of the performance of the internal auditors and review of all internal audit reports and follow up on citations, comments and recommendations; and

•	Preparation of an annual report substantially in compliance with the rules of the SEC with regard to companies subject to the Sarbanes-Oxley Act, to be included in the Company’s annual proxy statement, if applicable.

The Audit and Risk Committee is primarily responsible for overseeing the risk management function at the Company, on behalf of the Board. The Company’s Enterprise Risk Manager reports directly to the Audit and Risk Committee. The Audit and Risk Committee directs and employs third parties to conduct periodic reviews and monitoring of compliance efforts with a special focus on those areas that expose the Company to compliance risk. Among the purposes of the periodic monitoring is to ensure adherence to established policy and procedures. All reviews are reported to the Audit and Risk Committee, which periodically reports to the board of directors. The Audit and Risk Committee regularly meets with various members of management and receives reports on risk management and the processes in place to monitor and control such risk.

The Audit and Risk Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities and has direct access to the independent auditors, as well as to anyone in our organization. The Audit and Risk Committee has the ability to retain special legal or accounting experts, or such other consultants, advisors or experts it deems necessary in the performance of its duties and shall receive appropriate funding from the Company for payment of compensation to any such persons. The Audit and Risk Committee works closely with management and the Company’s independent registered public accounting firm. At December 31, 2013, the Audit and Risk Committee consisted of Messrs. Sussman (Chairman), Barragan, Bernstein and Matranga, each of whom was “independent” as defined by the rules and regulations of the NASDAQ Stock Market. Beginning January 1, 2014, Roy Salter was appointed to the Audit and Risk Committee. Upon the appointment of Mr. Kentor to the Board in April 2014, he was appointed to the Audit and Risk Committee.

The board of directors has also determined that Mr. Sussman, who serves as the Chairman of the Audit and Risk Committee, is qualified as an “audit committee financial expert” and is “independent” as those terms are defined by the applicable rules and regulations of the Securities and Exchange Commission and the NASDAQ Stock Market. The designation of a person as an audit committee financial expert does not result in the person being deemed an expert for any purpose, including under Section 11 of the Securities Act of 1933. The designation does not impose on the person any duties, obligations or liability greater than those imposed on any other audit committee member or any other director and does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

The Audit and Risk Committee held 12 meetings during 2013. The Audit Committee regularly meets without members of management present.

Compensation, Nominating and Corporate Governance Committee and Bank Loan Committee Oversight

In addition to the Audit and Risk Committee, other committees of the board of directors of the Company and California United Bank consider the risks within their area of responsibility. For example, the Compensation, Nominating and Corporate Governance Committee reviews the risks that may be implicated by the Company’s executive and other compensation programs. For a discussion of that Committee’s review of executive officer compensation plans and employee incentive plans and the risks associated with these plans. See “Executive Compensation – Risk of Compensation Programs,” herein. The Bank’s Loan Committee reviews credit risk, portfolio quality and trends, as well as the results of and external credit review. The Compensation, Nominating and Corporate Governance Committee recommends director candidates with appropriate experience and skills who will set the proper tone for the Company’s risk profile and provide competent oversight over our material risks.

Audit and Risk Committee Report

The following Report of the Audit and Risk Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of our other filings under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate this Report by reference.

The Audit and Risk Committee (the “Committee”) oversees the Company’s financial reporting process on behalf of the Board of Directors. In fulfilling its oversight responsibilities, the Committee approved the engagement and retention of McGladrey LLP as the Company’s independent registered public accountants, reviewed and discussed with management and the external auditors the audited financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission and the unaudited financial statements included in our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission. The Committee operates pursuant to a written charter that was adopted in September 2012. A copy of the Committee’s Charter may be obtained on the Company’s website at www.cubancorp.com under the section entitled “Corporate Governance.” The Committee also oversees the performance of the Company’s internal audit function, including outsourcing of that function and review of reports.

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

In addition to approving the engagement and retention of the independent registered public accountants, the Committee reviewed, met and discussed with the independent registered public accountants the matters required to be discussed by the statements on Auditing Standards (SAS) No. 16, as amended (Communication with Audit Committees) as adopted by the Public Company Accounting Oversight Board in Rule 3200T. These discussions included the clarity of the disclosures made therein, the underlying estimates and assumptions used in the financial reporting, and the reasonableness of the significant judgments and management decisions made in developing the financial statements. In addition, the Committee received the written disclosures and the letter from the independent registered public accountants required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accountants’ communications with the Audit Committee concerning independence, and has discussed with the independent registered public accountants their independence.

The Committee has reviewed management’s report on its assessment of the effectiveness of internal control over financial reporting as of the end of 2013 and the independent registered public accounting firm’s opinion on the effectiveness of the Company’s internal control over financial reporting and discussed these reports and opinions with management and the independent registered public accounting firm prior to the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2013.

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

During 2013, the Committee met in open session and executive session with appropriate internal auditors or entities providing similar services, and McGladrey LLP to discuss the result of their examinations, observations and recommendations regarding financial reporting practices, the effectiveness of the Company’s internal controls and significant risks affecting the Company.

Pursuant to the reports and discussions described above, and subject to the limitations on the role and responsibility of the Audit and Risk Committee referred to above and in the Audit and Risk Committee’s charter, the Committee recommended to the Board of Directors that the audited consolidated financial statements of the Company for 2013 be included in the Annual Report on Form 10-K for the fiscal year 2013 for filing with the SEC.

Respectfully submitted by the members of the Audit and Risk Committee:

Lester M. Sussman, Chairman
Kenneth L. Bernstein
Robert Matranga Roy Salter Eric Kentor
April 24, 2014

The Audit Committee report shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933 or the Securities Act of 1934, and shall not otherwise be deemed filed under these Acts.

Compensation, Nominating and Corporate Governance Committee

The Company has a separately designated Compensation, Nominating and Corporate Governance Committee (the “CNCG Committee”), which consists entirely of independent directors as defined by the rules and regulations of the SEC and the NASDAQ Stock Market. The CNCG Committee acts for both CU Bancorp and California United Bank. The members of the Compensation, Nominating and Corporate Governance Committee as of December 31, 2013 were Directors Sweetman (Chairman), Carpenter, Salter and Barragan. Each member of the CNCG Committee is an independent director as defined by the requirements of the SEC and NASDAQ Stock Market.

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

Specifically with regard to compensation, the CNCG Committee is charged with overview of the Company’s compensation matters. The CNCG Committee reviews and approves our compensation philosophy and evaluates and determines CEO and executive officer compensation. It also reviews and approves compensation programs, plans and awards, and is responsible for administration of short-term and long-term incentive plans and other stock or stock based plans. The CNCG Committee is responsible for oversight of regulatory compliance with respect to compensation matters. In order to carry out its duties, the CNCG Committee has the ability to retain advisors to be used to assist the CNCG Committee in its duties.

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

Shareholders can obtain the CNCG Committee Charter upon request to: CU Bancorp, Corporate Secretary, 15821 Ventura Boulevard, Suite 100, Encino CA 91436. The CNCG Committee met eleven (11)  times during 2013.

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

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2013, 2012, and 2011, compensation information for services in all capacities to the Company for (i) the Chief Executive Officer, (ii) the Chief Financial Officer, and (iii) the other most highly compensated executive officers who were serving as executive officers at the end of 2013 and whose total compensation in 2013 exceeded $100,000 (collectively, the “Named Executive Officers”). There are no other executive officers of the Company.

Name and Principal Position	Year	Salary	Bonus[1]	Stock Awards[2]	Option Awards[3]	Non-Equity Incentive Plan Compen- sation	Change to Pension Value and Nonqualified Deferred Compensation Earnings[4]	All Other Compen- sation[5]	Total
David Rainer	2013	$393,750	$187,500	$269,760	$—	$224,510	$166,277	$49,307	$1,291,104
President & Chief Executive	2012	$368,333	$150,000	$235,000	$—	$—	$39,573	$44,693	$837,599
Officer CU Bancorp and California United Bank	2011	$335,000	$115,670	$500,000	$—	$—	$—	$44,939	$995,638
Anne Williams	2013	$281,500	$110,000	$118,020	$—	$120,000	$105,693	$20,426	$755,639
Executive Vice President	2012	$270,834	$82,500	$152,750	$—	$—	$25,169	$18,191	$549,444
& Chief Operations Officer and Chief Credit Officer CU Bancorp and California United Bank	2011	$250,000	$80,379	$312,500	$—	$—	$—	$17,693	$660,573
Anita Wolman	2013	$231,500	$90,000	$75,870	$—	$100,000	$145,401	$10,973	$653,744
Executive Vice President,	2012	$222,500	$67,500	$58,750	$—	$—	$34,799	$9,935	$393,484
General Counsel and Secretary CU Bancorp and California United Bank	2011	$210,000	$14,308	$62,500	$—	$—	$—	$9,245	$296,053
Karen Schoenbaum	2013	$231,500	$90,000	$75,870	$—	$92,000	$48,596	$30,140	$568,106
Executive Vice President	2012	$221,533	$67,500	$58,750	$—	$—	$11,641	$21,972	$381,396
and Chief Financial Officer	2011	$204,202	$5,763	$62,500	$—	$—	$—	$17,225	$289,679
CU Bancorp and California United Bank

[1]	The Bonus payments reflected in the above table for 2013, were discretionary bonuses paid to the executives in September 2013 related to the success of the integration of the acquisition of Premier Commercial Bancorp and Premier Commercial Bank, N.A. and the positive impact of the acquisition on the Company’s interim results at that time. The Bonus payments reflected in the above table for 2012 were discretionary bonuses paid to the executives in August 2012. The Bonus payments reflected in above table for 2011 were paid to the executives in 2011 and were limited to the payment of tax obligation related to the vesting of restricted stock in 2011.
[2]	The amounts in this column represent the grant date fair value of restricted stock awards issued to the named executives by the Company in the year of grant, as calculated in accordance with ASC Topic 718. The amounts reported in the above table do not include any estimates of forfeitures.

[3]	There have been no grant of stock option awards to the named executives for the years ending December 31, 2013, 2012 and 2011. The amounts in this column would represent the grant date fair value of stock option awards issued to the named executives by the Company in the year of grant, as calculated in accordance with ASC Topic 718. The terms of the Employee Plan and the 2007 Plan are described in “—Grants of Plan-Based Awards in 2013
[4]	The amounts in this column represents the salary continuation plan accruals, i.e., the total change for each year in the accrued liability balance established with respect to the benefit obligation associated with the post-retirement salary continuation agreement of each Named Executive Officer. This plan was established in October 2012. See “Pension Benefits” and “Potential Payments Upon Termination or Change in Control” for more information about the salary continuation agreements. There were no above-market or preferential earnings on non-qualified deferred compensation accounts. The Company maintains an account for each deferred compensation plan participant that includes deferred compensation and any earnings thereon
[5]	See “All Other Compensation” table that follows for details of these amounts. The amounts in this column reflect (1) auto allowances, (2) for 2012 and 2011 amounts associated with the taxable portion of employee Group Term life insurance premiums, taxable portion of employee long-term and short-term disability premiums were included in the table but not included in 2013. For 2013 employer paid supplemental long-term disability premiums that is not available to all Company employees is included in other compensation, executive medical examination costs, which benefits are not available to all employees of the Company, (3) country club dues and membership fees, a significant portion of which relates to business related entertainment and business development, (4) 401(k) Employer contributions which are made at 3% of annual income for all employees, subject to IRS regulatory ceilings, and (5) excess vacation accrual that the employee was paid out for in 2013.
[6]	Non-Equity Incentive Plan Compensation (“Incentive Plan”) for 2013 for Williams, Wolman and Schoenbaum includes a cash payment based on the Incentive Plan adopted by the Company for selected executive officers of the Company. The amounts listed were earned based on the performance of the Company in 2013 but paid in the 1st quarter of 2014. The Incentive Plan Compensation for 2013 for Rainer was calculated pursuant to the 2013 Incentive Plan and was paid by the grant of 13,000 shares of restricted stock. The amount listed was earned based on the performance of the Company in 2013 but the grant of shares was made in the 1st quarter of 2014.

All Other Compensation

The amounts disclosed in the “All Other Compensation Column” of the Summary Compensation Table above consist of:

Named Executive Officer	Year	Automobile Allowance	Long-term Disability & Executive Medical Premiums[1]	Country Club Dues and Membership Fees	401(k) Employer Contributions	Other	Total
David I. Rainer	2013	$9,000	$2,286	$29,271	$8,750	$—	$49,307
	2012	$9,000	$1,895	$26,448	$7,350	$—	$44,693
	2011	$9,000	$1,055	$27,534	$7,350	$—	$44,939
Anne A. Williams	2013	$9,000	$2,218	$—	$9,208	$—	$20,426
	2012	$9,000	$1,841	$—	$7,350	$—	$18,191
	2011	$9,000	$1,343	$—	$7,350	$—	$17,693
Anita Y. Wolman	2013	$—	$1,551	$—	$9,422	$—	$10,973
	2012	$—	$2,585	$—	$7,350	$—	$9,935
	2011	$—	$1,895	$—	$7,350	$—	$9,245
Karen A. Schoenbaum	2013	$9,000	$1,886	$—	$9,600	$9,654	$30,140
	2012	$9,000	$1,295	$—	$7,350	$4,387	$21,972
	2011	$9,000	$905	$—	$7,350	$—	$17,255

[1]	The premiums paid by the Company for the named executives for health care benefits, dental care benefits, vision care benefits, long-term care benefits, short-term disability benefits, and long-term disability benefits are available to all employees of the Bank and do not discriminate in favor of executives and are therefore not included in the above table. For 2012 and 2011, the taxable portion of the premiums paid for group term life insurance, long-term disability and short-term disability insurance are included in the above table but not included in 2013. Also included in this amount are the premiums related to a supplemental long-term disability coverage that is not available to all Company employees. The employee pays 100% of the cost of their short-term disability benefits and their long-term disability benefits. The Bank pays a base amount of all employees’ long-term care benefits but any additional coverage elected by the employee above the base amount is paid by the employee. All Senior Vice Presidents and above, including the Named Executive Officers receive identical life insurance benefits providing life insurance in the amount of $300,000. Annual premium expense in excess of the base amount of $50,000 of insurance coverage is treated as imputed income to the employee. Executive Medical examinations are offered to only select executive officers of the Bank and the associated cost is included as additional compensation in the table above.

Other Perquisites and Benefits

In addition, the Company provided certain of its executive officers with memberships in various clubs and organizations, primarily for business development purposes. For additional information on benefits and perquisites, see the Summary Compensation Table included in the section above entitled “—Summary Compensation.”

Risk of Compensation Programs

In October 2011, the CNCG Committee engaged EW Partners, Inc. to review the Incentive Plan and indicated that the plan did not present an environment of “encouraging excessive risk taking”. While certain recommendations of EW Partners, including adding a “clawback” provision to the Incentive Plan were added subsequent to October 2011 no other significant changes were made to the Incentive Plan since that review and no payments were made in 2011 or 2012 pursuant to that Plan. Payments were made in 2014 for the year ended December 31, 2013 under the Incentive Plan. Based on the information presented, the Company does not believe that the Incentive Plan promotes significant risk taking or that the Company’s policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.

Impact of Accounting and Tax Treatments of Executive Compensation

Tax Considerations

Section 162(m) (“Section 162(m)”) of the Internal Revenue Code of 1986, as amended, limits the allowable deduction for compensation paid or accrued with respect to the Chief Executive Officer and each of the four other most highly compensated executive officers of a publicly held corporation to no more than $1 million per year. Certain compensation is exempt from this deduction limitation, including performance based compensation paid under a plan administered by a committee of outside directors, which has been approved by shareholders. The 2007 Equity Incentive Plan previously approved by the Board of Directors provides the Company the authorization to issue performance based compensation awards, although none were granted during 2013.

In light of Section 162(m), it is the policy of the CNCG Committee to modify, where necessary, our executive compensation program to maximize the tax deductibility of compensation paid to our executive officers when and if the $1 million threshold becomes an issue. At the same time, the CNCG Committee also believes that the overall performance of our executives cannot in all cases be reduced to a fixed formula and that the prudent use of discretion in determining pay levels is in our best interests and those of our shareholders. Under some circumstances, the CNCG Committee’s use of discretion in determining appropriate amounts of compensation may be essential. In those situations where discretion is or can be used by the CNCG Committee, compensation may not be fully deductible.

Section 409A (“Section 409A”) of the Internal Revenue Code of 1986, as amended, among other things, limits flexibility with respect to the time and form of payment of deferred compensation. If a payment or award is subject to Section 409A, but does not meet the requirements that exempt such amounts from taxation under such section, the recipient is subject to: (i) income tax at the time the payment or award is not subject to a substantial risk of forfeiture; (ii) an additional 20% tax at that time; and (iii) an additional tax equal to the amount of interest (at the underpayment rate under the Internal Revenue Code plus one percentage point) on the underpayment that would have occurred had the award been includable in the recipient’s income when first deferred or, if later, when not subject to a substantial risk of forfeiture. Our plans and arrangements which constitute are intended to comply with the Section 409A statutory provisions and final regulations.

Accounting Considerations

Accounting considerations play an important role in the design of our executive compensation program. Accounting rules require us to expense the fair value of restricted stock awards and the estimated fair value of our stock option grants which reduces the amount of our reported profits. The CNCG Committee considers the amount of this expense in determining the amount of equity compensation awards.

Grants of Plan-Based Awards in 2013

The following table sets forth certain information regarding restricted stock awards granted under the Company’s 2007 Plan to the Named Executive Officers during 2013. There were no stock option awards granted to the Named Executive Officers during 2013.

Named	Grant Date	All Other Stock Awards: Number of Shares of Stock (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
David Rainer	9/12/2013	16,000		$—	$269,760
Anne Williams	9/12/2013	7,000		$—	$118,020
Anita Wolman	9/12/2013	4,500		$—	$75,870
Karen Schoenbaum	9/12/2013	4,500		$—	$75,870

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table sets forth certain information regarding the holdings of stock options and restricted stock by the Named Executive Officers at December 31, 2013. The options were granted pursuant to the Employee Plan and the 2007 Plan.

Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un- exercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested ($)
David Rainer	88,344	—				$10.00	5/16/15	12,000	[1]	$209,760
	10,000	—				$22.00	4/25/16	20,000	[7]	$349,600
	60,000	—				$17.50	2/26/17	15,000	[8]	$262,200
	23,333	—				$16.00	9/24/17	16,000	[9]	279,680
	6,000	4,000	[2]			$12.20	4/27/17
Anne Williams	5,000	—				$22.00	4/25/16	8,000	[1]	$139,840
	5,100	3,400	[2]			$12.20	4/27/17	12,500	[7]	$218,500
								9,750	[8]	$170,430
								7,000	[9]	$122,360
Anita Wolman	20,000	—				$10.00	5/16/15	4,000	[1]	$69,920
	5,000	—				$22.00	4/25/16	2,500	[7]	$43,700
							4/25/16	3,750	[8]	$65,550
								4,500	[9]	$78,660
Karen Schoenbaum	9,000			3,000	[3]	$12.52	10/27/15	500	[4]	$8,740
								1,600	[5]	$27,968
								2,500	[7]	$43,700
								3,750	[8]	$65,550
								4,500	[9]	$78,660

[1]	Restricted Stock granted on April 27, 2010 vests at a rate of 20% annually, commencing on the first anniversary of grant.
[2]	Stock options granted on April 27, 2010 have a term of seven (7) years and vest in four equal annual increments commencing on the first anniversary of the date of grant.
[3]	Stock options granted on October 27, 2009 have a term of six (6) years and vest in four equal annual increments commencing on the second anniversary date of the grant.
[4]	Restricted Stock granted on October 27, 2009 vests at a rate of 25% annually, commencing on the second anniversary of grant.
[5]	Restricted Stock granted on April 27, 2010 vest at a rate of 20% annually, commencing on the second anniversary of grant.
[6]	Stock options granted on January 27, 2009 have a term of six (6) years and vest in four equal annual increments commencing on the first anniversary date of the grant.
[7]	Restricted Stock granted on January 6, 2011 vest at a rate of 25% annually, commencing on the first anniversary of grant.
[8]	Restricted Stock granted on August 14, 2012 vest at a rate of 25% annually, commencing on the first anniversary of grant.
[9]	Restricted Stock granted on September 12, 2013 vest at a rate of 50% annually, commencing on the first anniversary of grant.

In January of 2014, David I. Rainer, the President and Chief Executive Officer received a grant of restricted stock of 13,000 shares in lieu of a cash payment under the Incentive Plan.

In September of 2013, David I. Rainer, the President and Chief Executive Officer, Anne A. Williams, the Executive Vice President, Chief Credit Officer and Chief Operating Officer, Karen Schoenbaum, the Executive Vice President and Chief Financial Officer, and Anita Y. Wolman, the Executive Vice President, General Counsel and Secretary, received grants of restricted stock of 16,000 shares, 7,000 shares, 4,500 shares, and 4,500 shares, respectively.

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

Option Exercises and Stock Vested in 2013

The following table sets forth certain information regarding stock options and restricted stock granted under the Employee Plan and the 2007 Plan to the Named Executive Officers. The dollar figures in the table below reflect the value on the exercise date for option awards and the value on the vesting date of the restricted stock award.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
David I. Rainer	130,406	1,070,248	25,500	$352,025
Anne A. Williams	77,500	665,831	14,300	$200,070
Anita Y. Wolman	39,500	349,088	4,900	$71,040
Karen A. Schoenbaum	-0-	-0-	3,800	$57,965

Supplemental Executive Retirement Plan

Pension Benefits

Name	Plan Name	Number of Years Credited Service[1]	Present Value of Accumulated Benefit[2]	Payments During Last Fiscal Year
David I. Rainer	Salary Continuation Agreement	n/a	$205,849	—
Anne Williams	Salary Continuation Agreement	n/a	130,862	—
Anita Wolman	Salary Continuation Agreement	n/a	180,199	—
Karen Schoenbaum	Salary Continuation Agreement	n/a	60,236	—

1	Benefits due under the salary continuation agreements are set forth in each agreement and are not determined by a formula based on years of service.
2	Represents the cumulative amount accrued with respect to the salary continuation agreements for each of the Named Executive Officers as of December 31, 2013. Monthly charges are made to accrue for these post-retirement benefit obligations in a systematic and orderly way using an appropriate discount rate, such that the accrued liability balance at the participant’s retirement date will be equal to the then present value of the benefits promised under the salary continuation agreement. During 2013, we used a 4.75% discount rate.

The Bank also maintains a 401(k) Plan for all employees. The Bank’s contributions under the 401(k) Plan related to the named executives are included in the Summary Compensation Table above.

Potential Payments upon Termination or Change-In-Control

Employment Agreements

The Company does not currently have any employment agreements with its named executive officers. As of December 31, 2013, there were no contractual or other payments due or payable upon termination except as set forth under the Change in Control Severance Plan.

Treatment of Outstanding Stock Options upon Termination or Change In Control

The following discussion addresses the effect upon stock options issued under the Employee Plan and the 2007 Plan in the event of a termination or change in control of the Company:

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

Liquidation or Change in Control

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

Change in Control Severance Plan

To ensure the continuity of management in the event of a change in control, the Company has adopted a Change in Control Plan, or CIC Plan, which provides severance compensation within 24 months following a change in control of the Company to executive officers. The purpose of the CIC Plan is to assist in recruiting, encourage retention and minimize the uncertainty and distraction caused by the potential for acquisitions and to allow our executive officers to focus on performance by providing transition assistance if there is a change in control. In addition the program is intended to align executive and shareholder interests by enabling the executive officers to consider corporate transactions that are in the best interests of the shareholders and other constituents of the Company without undue concern over whether the transactions may jeopardize the executive’s own employment. The CIC Plan is a “double trigger” plan in that it requires that there be a change in control and a termination of employment (voluntary or involuntary) thereafter for benefits to be available. Additionally, under the Company’s existing equity plans all outstanding unvested stock options or restricted stock would vest upon a change in control. Payments under these change in control plans did not influence the CNCG Committee decisions with respect to other aspects of the Named Executive Officers’ compensation since the CNGC Committee believes that payments following termination of service may never occur, while payment for services rendered provide an immediate benefit which enhances shareholder value.

Under the CIC Plan, Change in Control is defined as: (i) Any “person,” as such term is used in Sections 13(d) and 14(d) of the Exchange Act (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of CU Bancorp, or any company owned, directly or indirectly, by the shareholders of CU Bancorp in substantially the same proportions as their ownership of stock of CU Bancorp) becomes, after the Effective Date, the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of CU Bancorp (not including in the securities beneficially owned by such person any securities acquired directly from CU Bancorp or its affiliates) representing 50% or more of the combined voting power of CU Bancorp’s then outstanding securities, other than (A) CU Bancorp or any successor to CU Bancorp by means of a transaction that is not a Change in Control, or (B) a group of two or more persons not acting in concert for the purpose of acquiring, holding or disposing of such stock. The acquisition of additional stock by any person who immediately prior to such acquisition already is the beneficial owner of more than fifty percent (50%) of the capital stock of CU Bancorp entitled to vote in the election of directors is not a Change in Control; (ii) During any period of 12 months, individuals who at the beginning of such period constitute the board of directors, and any new director whose election by the board of directors or nomination for election by CU Bancorp’s shareholders was approved by a vote of a majority of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority thereof ; (iii) The merger or consolidation of CU Bancorp with any other corporation, other than (A) a merger or consolidation which would result in the voting securities of CU Bancorp outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity), in combination with the ownership of any trustee or other fiduciary holding securities under an employee benefit plan of CU Bancorp, more than 50% of the combined voting power of the voting securities of CU Bancorp or such surviving entity outstanding immediately after such merger or consolidation, (B) a merger or consolidation effected to implement a recapitalization of CU Bancorp (or similar transaction) in which no person acquires more than 50% of the combined voting power of CUB’s then outstanding securities or (C) a merger or consolidation of CU Bancorp with one or more other persons that are related to CU Bancorp immediately prior to the merger or consolidation. For purposes of this provision, persons are “related” if one of them owns, directly or indirectly, at least fifty percent (50%) of the voting capital stock of the other or a third person owns, directly or indirectly, at least fifty percent (50%) of the voting capital stock of each of them’ or (iv) The sale or disposition by CU Bancorp of all or substantially all of its assets to one or more persons that are not related to CU Bancorp immediately prior to the sale or transfer.

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

Termination Payments and Benefits for David I. Rainer, Anne A. Williams, Karen A. Schoenbaum, and Anita Y. Wolman

David I. Rainer	Employment Agreement(1) ($)	Other Agreements or Plans ($)	Total ($)
Termination by the Company without “Cause”	0	0	0
Termination by the Company for “Cause”	0	0	0
Termination by Executive on “Other Event”	0	0	0
Change in Control	0	3,023,113	3,023,113
Death	0	0	0

(1)	None of the Named Executive Officers currently has an employment agreement with the Company.

Anne A. Williams	Employment Agreement(1) ($)	Other Agreements or Plans ($)	Total ($)
Termination by the Company without “Cause”	0	0	0
Termination by the Company for “Cause”	0	0	0
Termination by Executive on “Other Event”	0	0	0
Change in Control	0	1,508,085	1,508,085
Death	0	0	0

(1)	None of the Named Executive Officers currently has an employment agreement with the Company.

Karen A. Schoenbaum	Employment Agreement(1) ($)	Other Agreements or Plans ($)	Total ($)
Termination by the Company without “Cause”	0	0	0
Termination by the Company for “Cause”	0	0	0
Termination by Executive on “Other Event”	0	0	0
Change in Control	0	916,987	916,987
Death	0	0	0

(1)	None of the Named Executive Officers currently has an employment agreement with the Company.

Anita Y. Wolman	Employment Agreement(1) ($)	Other Agreements or Plans ($)	Total ($)
Termination by the Company without “Cause”	0	0	0
Termination by the Company for “Cause”	0	0	0
Termination by Executive on “Other Event”	0	0	0
Change in Control	0	931,477	931,477
Death	0	0	0

(1)	None of the Named Executive Officers currently has an employment agreement with the Company.

Change in Control Benefits for all Named Executive Officers includes the value of unvested stock options and restricted stock, the vesting of which would accelerate upon a change in control. Amounts set forth for Mr. Rainer have been cut back to the limit under Internal Revenue Code 280G to prevent imposition of the excise tax.

Long-Term Compensation/401(k) Plan

The Company has established a contributory 401(k) defined contribution plan covering substantially all employees. The plan allows eligible employees to contribute a portion of their income to a trust on a tax-favored basis and to invest their deferred income tax free until retirement. Participants are 100% vested in their own deferrals. For 2008, 2009, 2010, 2011 and 2012, the Company elected to make a “safe harbor’ or Guaranteed Company Contribution of 3% of salary to all employees. Safe harbor contributions are immediately vested. In 2013 the Company decided to make a matching contribution of $0.50 for each dollar a participant elects to defer up to a maximum contribution of 4% of Compensation. The decision to make a Guaranteed Company Contribution is made on an annual basis. The Company may also make discretionary “Profit Sharing Contributions.” Discretionary contributions will vest 20% each year of employment, beginning on the first anniversary of employment.

Participants are able to direct investment of their deferrals, Guaranteed Company Contributions and any Rollover Contributions. The Company has provided a broad range of diversified investment options or mutual funds with different risk and return characteristics for participants, through the John Hancock Life Insurance Company (USA). Participants are not able, at this time, to invest 401(k) savings in the Company’s common stock. Four employees of the Company serve as Trustees of the 401(k) Trust. They are: David I. Rainer, President and Chief Executive Officer; Anne A. Williams, Executive Vice President, Chief Credit Officer and Chief Operating Officer; Robert J. Dennen, Senior Vice President and Chief Accounting Officer; and Anita Y. Wolman, Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary.

Director Compensation

Director Compensation

During 2013, all non-employee Directors received an annual retainer of $27,000 (paid quarterly) with the Company’s Vice Chairman, Chairs of Committees and the liaison to the management CRA Committee receiving an additional $7,500 annually (paid quarterly). There is no per meeting fee, but Directors are expected to attend at least 2/3 of all applicable meetings. Payment is made on a quarterly basis. Compensation paid to David I. Rainer and Anne A. Williams is not included in this table because they were both employees during 2013 and therefore received no additional compensation for services as directors.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards[1] ($)	Option Awards[2] ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Roberto E. Barragan	$34,500	$17,500		—	—	—	$52,000
Kenneth L. Bernstein	$34,500	$17,500		—	—	—	$52,000
Kenneth Cosgrove[3]	$27,000	$17,500		—	—	—	$44,500
Stephen G. Carpenter	$34,500	$—		—	—	—	$34,500
Robert C. Matranga[3]	$27,000	$17,500		—	—	—	$44,500
Roy A. Salter	$27,000	$17,500		—	—	—	$44,500
Daniel F. Selleck	$27,000	$17,500		—	—	—	$44,500
Lester M. Sussman	$34,500	$17,500		—	—	—	$52,000
Charles H. Sweetman	$34,500	$17,500		—	—	—	$52,000

[1]	The amounts in this column represent the grant date fair value of restricted stock awards issued to the directors by the Bank with respect to 2013, as calculated in accordance with ACS Topic 718. The amounts reported in the above table do not include any estimates of forfeitures. Each Director was granted 1,000 shares of restricted stock on December 17, 2013. These shares of restricted stock vest 50% on the first anniversary date and 50% on the second anniversary date of the grant.
[2]	The amounts in this column represent the grant date fair value of stock options granted to directors with respect to 2013, as calculated in accordance with ACS Topic 718.
[3]	These individuals became Directors of the Company effective August 1, 2012 upon finalization of the merger with Premier Commercial Bancorp

For 2014, Director Compensation was modified to provide for a $30 thousand annual retainer, plus a fee of $750 for each board meeting attended (up to a maximum of 12 meetings with additional meetings unpaid). Committee Chairs will receive an additional $10,000 annually and the Board Liaison to the Management CRA Committee would receive an additional $7,500 annually. The Vice Chairman of the Board of the Company and of the Bank would each receive an additional $5,000 annually. In addition, in December of 2013, each non-management director received a grant of 1000 shares of restricted stock, which will vest in two equal installments on the first and second anniversary of grant. Employee-directors do not receive any additional compensation for board service.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2013 with respect to the shares of the Company’s common stock that may be issued under existing equity compensation plans. This table does not reflect the number of restricted shares of stock that have been issued under the Company’s equity compensation plans.

Plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the second column)
Equity Compensation Plans Approved by Security Holders:
Employee Plan (2005)	334,407	$14.53	—
2007 Equity Compensation Plan	83,058	$11.69	861,714

Total	417,465	$13.97	861,714

Subsequent to December 31, 2013, the Company’s Board of Directors granted an additional 13,000 shares of restricted stock to Mr. Rainer and 27,900 shares of restricted stock to twenty Company employees. After the issuance of these shares, there were 820,814 shares remaining that could be issued under the equity compensation plan.

In October of 2011, the shareholders of the Company approved the increase of 1,000,000 additional shares to the pool available for awards that can be issued under the 2007 Equity Compensation Plan. These 1,000,000 shares are reflected in the above table.

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

Retention of Key Executives. Ensure continued retention of key executives responsible for the development and success of the organization, client development and shareholder relationships.

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

Pay Aligned with Performance. The Company provides a highly competitive salary combined with incentive opportunities that create “leveraged” compensation, providing the opportunity for market to above-market total compensation for outstanding Company and individual performance. A meaningful portion of annual executive compensation should be related to factors that can affect the financial performance of the Company.

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

Risk Mitigation. The Company uses a combination of short-term and long-term compensation. The latter is impacted by the Company’s performance and mitigates the benefit to executives from exposing the Company to short-term risks, as the value of the long-term compensation, particularly equity grants, is substantially impacted by the Company’s long-term performance.

The following table lists some of the major components of compensation that may be utilized as part of the compensation program.

Component	Primary Objective
Base salary	• Attract talent • Recognize individual differences in performance, experience, expertise, responsibility, and position worth • Retain talent
Annual cash incentives

•     Motivate achievement of annual goals

•     Provides a vehicle for “adjusting” pay on an annual basis to reflect individual and corporate-wide performance

•     Reward achievement of strategic goals or corporate events

•     Structured to mitigate risk to institution by rewarding for performance

Long-term equity incentives	• Motivate achievement of long-term performance • Align employees with shareholders • Mitigate risk of short-term performance indicators with longer term view • Retain talent
Retirement plans and SERPS, employment contracts

•     Reduce shortfalls of qualified plans

•     Provide financial security, protection, and retention

*  The Bank does not currently offer its executives employment agreements, a defined benefit plan, or deferred compensation other than a SERP introduced in 2012, although these other vehicles may be considered in the future

Supplemental benefits (perquisites and severance)	• Provides financial security, protection and retention

The primary goal of the compensation philosophy for executives is to attract and retain highly competent banking professionals with proven performance records and to incent them to achieve corporate goals, strategies and performance metrics. The CNCG Committee believes that retention of each of the Named Executive Officers is critical to the Company’s success going forward and that previous success was generated, to a significant level, based upon the efforts of these people. The CNCG Committee achieves this objective by setting base compensation at competitive levels, which may be targeted to at least the 75th percentile of peers and market and by rewarding executive officers with stock option, restricted stock or other equity incentive compensation grants which provide long-term compensation and significant alignment with shareholder interests.

Cash incentives are generally designed to provide incentive for achievement of the Company’s performance and strategic goals. The Company has implemented an Executive Performance Cash Incentive Plan (the “Incentive Plan”) which is designed to reward participants for any or all of the following components included in achieving the Company’s annual financial plan and profitability targets: (i) execution of strategic initiatives; (ii) profitability; (iii) loan growth; (iv) asset and credit quality; (v) deposit growth and (vi) efficiency ratio. The respective weight of each of these factors may differ for each executive to emphasize their responsibilities and areas of competence. For 2013 there were three levels of performance with differing possible payouts: (i) “Threshold Plan Target” – performance within 80-100% of the Company’s financial plan, growth and/or profitability targets for the year; (ii) “Meets Plan Target” – performance of 100% of the financial plan and/or profitability targets for the year; and (iii) “Exceeds Plan Target”—performance within 100 – 125% of the financial plan and/or profitability targets for the year. In addition, consideration is given to overall Company performance compared to peers. The CNCG Committee also retains discretion to pay cash incentives notwithstanding the fact that the Company has not achieved targets or to withhold cash incentives for any reason. The following chart outlines the 2013 eligibility of each Named Executive Officer for payouts under the Incentive Plan.

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

No cash incentives or bonuses were paid in 2013 with regard to 2012 performance. In September 2013 special discretionary bonuses were paid to executive officers for achievements related to, among other factors, the successful acquisition and integration of Premier Commercial Bank, N.A. (“Premier”), registration of the Company’s stock on the NASDAQ and increase in stock price and interim financial results showing the positive impact of the Premier transaction and other efforts taken in prior years. The CNCG Committee also believed that such incentives would encourage and motivate executives to lead the Company as well as identify opportunities and to encourage them to continue their employment. Mr. Rainer, Ms. Williams, Ms. Schoenbaum, and Ms. Wolman received cash payments of $187,500, $110,000, $90,000 and $90,000, respectively. For 2013, incentives were paid in 2014 pursuant to the Incentive Plan to Ms. Williams, Ms. Schoenbaum and Ms. Wolman of $120,000, $92,000 and $100,000, respectively. Mr. Rainer received an incentive equal to $225,000, which was paid through the issuance of restricted stock at the closing market price on the date of grant or 13,000 shares which will vest in one lump amount on December 15, 2014.

Peer Group Review and Market Study

When reviewing compensation components for the Named Executive Officers and Directors, the CNCG Committee considers as one element of analysis, the compensation practices of specific peer companies whose asset size, business type and geography are comparable to the Bank. In 2013 EW Partners, Inc. prepared a review of peer bank compensation and benefits of executive officers, assisting the CNCG Committee in determining appropriate peers, benchmarking and compensation ranges for executives. In selecting the peer group to be considered in setting compensation in 2013, the CNCG Committee considered other public banks and bank holding companies with assets from $1 billion to $3 billion located in California, Oregon and Washington. These companies were primarily chosen due to asset size and geography rather than similar business type.

The CNCG Committee approved the following specific peer group of 20 publicly-traded financial institutions for purposes of benchmarking 2013/2014 compensation:

Bank of Marin Bancorp	BofI Holding Inc.
Bridge Capital Holdings	Cascade Bancorp
Farmers & Merchants Bancorp	First California Financial Group
Hanmi Financial Group	Heritage Commerce Corp
Heritage Financial Corporation	Heritage Oaks Bancorp
Home Street, Inc.	Pacific Continental Corp.
Pacific Mercantile Bancorp	Pacific Premier Bancorp, Inc.
Preferred Bank	Provident Financial Holdings
Sierra Bancorp	TriCo Bancshares
Washington Banking Company	Wilshire Bancorp, Inc.

Compensation Consultants

EW Partners, Inc. (“EW”) an independent compensation consulting firm, was engaged by the Committee in April 2013 to conduct a formal review of the Company’s executive compensation. EW also provided a review of director compensation in 2013. EW does not perform any other services other than compensation studies and assistance with succession planning for the Company and there are no known conflicts of interest between EW and its affiliates and the Company and its affiliates. Pursuant to NASDAQ rules, the CNCG Committee reviewed EW for conflicts of interest and determined that there were no such conflicts. EW reports directly to the CNCG Committee and does not provide services to, or on behalf of, any other part of the Company’s business. The major services provided by EW in 2013 included: 1) review of the Company’s current peer group and/or revision and assistance in development of the peer group, 2) review and analysis of appropriate compensation information from the peer group, and 3) comprehensive review of the Company’s executive compensation programs. EW also assisted the Company in a project related to management succession. Following the compensation review by EW in October 2013, Mr. Rainer and Ms. Williams, Ms. Schoenbaum and Ms. Wolman received base salary increases to: $450,000, $301,000, $251,000 and $251,000, respectively.

In 2013 EW also conducted a review of director compensation for the CNCG Committee. Subsequent to the review, director compensation was modified for 2014. See “Director Compensation”, above.

This compensation philosophy will be reviewed periodically by the CNCG Committee and may be modified, as appropriate to reflect, among other factors, market trends, industry best practices, strategic factors and other events, including those impacting the Company.

Respectfully Submitted:

Compensation, Nominating and Corporate Governance

Committee of the Board of Directors of CU Bancorp

Charles Sweetman, Chairman

Roberto Barragan

Eric Kentor

Robert Matranga

Daniel Selleck

Dated April 24, 2014

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shareholdings of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 25, 2014, concerning the beneficial ownership of the Company’s outstanding common stock: (i) by each of the directors of the Company; (ii) by each of the Company’s named executive officers and (iii) by all directors and executive officers1 of the Company as a group. Management is not aware of any change in control of the Company that has occurred since January 1, 2013 or of any arrangement that may, at a subsequent date, result in a change in control of the Company. Other than Basswood Capital Management, LLC and Banc Funds Co. LLC, management of the Company does not know of any person who owns, beneficially or of record, more than 5% of the Company’s outstanding common stock.

Name and Position Held	Number of Shares of Common Stock Beneficially Owned[1]		Number of Shares Subject to Vested Stock Options[2]	Percent of Class Beneficially Owned[2]
Roberto E. Barragan, Director	13,200	[3]	—	.12%
Kenneth L. Bernstein, Director	68,552	[4]	—	.61%
Kenneth Cosgrove, Director	317,373	[5]	—	2.83%
Eric S. Kentor, Director	6,500	[6]	—	.06%
Robert C. Matranga, Director	245,505	[7]	—	2.19%
Roy A. Salter, Director	64,655	[8]	—	.58%
Daniel F. Selleck, Director	43,650	[9]	—	.39%
Lester M. Sussman Director	3,800	[10]	—	.03%
Charles H. Sweetman, Director	62,000	[11]	—	.55%
David I. Rainer, Chairman of the Board, President & Chief Executive Officer	230,247	[12]	101,333	2.93%
Anne A. Williams, Director, Executive Vice President, Chief Operating Officer & Chief Credit Officer	102,806	[13]	11,800	1.02%
Anita Wolman, Executive Vice President, General Counsel & Corporate Secretary	50,379	[14]	25,000	.67%
Karen A. Schoenbaum, Executive Vice President & Chief Financial Officer	20,500	[15]	9,000	.26%
All Directors, Nominees and Executive Officers as a Group (13 in number)	1,229,167		147,133	12.11%

[1]	Includes shares beneficially owned, directly and indirectly, together with associates. Also includes shares held as trustee and held by or as custodian for minor children. Unless otherwise indicated, all shares are held as community property under California law or with sole voting and investment power. Does not include shares that may be acquired upon exercise of stock options, which are identified separately in this table.

[2]	Shares subject to options held by executive officers that were exercisable within 60 days after April 25, 2013 (vested) are treated as issued and outstanding for the purpose of computing the percent of the class owned by such person but not for the purpose of computing the percent of class owned by any other person. For All Directors and Executive Offices as a Group, all 147,133 vested stock options held by such persons are treated as issued and outstanding when computing the percent of class. There are no Director non-qualified stock options as of April 25, 2013. All Director non-qualified stock options that have been granted to Directors in prior years have been exercised and or cancelled, and there are no outstanding (non-vested or vested) non-qualified stock options that have been granted to Directors as of April 25, 2013.
[3]	Includes 11,700 shares owned as Trustee of the Roberto and Silvia Barragan Living Trust, and includes 1,500 shares of Restricted Stock with 500 shares vesting on September 7, 2014, 500 shares vesting on December 17, 2014 and 500 shares vesting on December 17, 2015. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
[4]	Includes 25,000 shares owned as Trustee of the BFC Financial Corp. Pension and Profit Sharing Plan, Mr. Bernstein IRA; 36,552 shares held jointly with Mr. Bernstein’s spouse as Trustees of the Kenneth and Joni Bernstein Family Trust; 5,500 shares owned by his spouse’s IRA, and includes 1,500 shares of Restricted Stock with 500 shares vesting on September 7, 2014, 500 shares vesting on December 17, 2014 and 500 shares vesting on December 17, 2015. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
[5]	Includes 175,282 shares held jointly with his spouse as Trustees of the Kenneth Cosgrove & Carolyn Cosgrove Family Trust, includes 22,956 shares in Mr. Cosgrove’s 401K account, 15,098 shares in Mr. Cosgrove’s self directed IRA account, 19,885 shares in Carolyn Cosgrove’s self directed IRA account, 82,652 shares held directly by Mr. Cosgrove and includes 1,500 shares of Restricted Stock with 500 shares vesting on September 7, 2014, 500 shares vesting on December 17, 2014 and 500 shares vesting on December 17, 2015. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
[6]	Includes 6,500 shares held jointly with his spouse as Trustees of the Kentor Trust U/A Dtd 9/18/2002.
[7]	Includes 108,794 shares owned as Trustee of the Matranga Family Trust UA Dtd 10/24/89, 106,566 shares as Trustee for the Matranga Grandchildren Trust, 28,645 shares as Trustee of the Matranga 2001 Trust and includes 1,500 shares of Restricted Stock with 500 shares vesting on September 7, 2014, 500 shares vesting on December 17, 2014 and 500 shares vesting on December 17, 2015. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
[8]	Includes 63,155 shares held jointly with his spouse as Trustee of the Roy and Traci Salter Living Trust and includes 1,500 shares of Restricted Stock with 500 shares vesting on September 7, 2014, 500 shares vesting on December 17, 2014 and 500 shares vesting on December 17, 2015. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
[9]	Includes 40,650 shares owned as Trustee of the Daniel F. Selleck Family Trust; 1,500 shares directly owned by Mr. Selleck and includes 1,500 shares of Restricted Stock with 500 shares vesting on September 7, 2014, 500 shares vesting on December 17, 2014 and 500 shares vesting on December 17, 2015. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
[10]	Includes 2,300 shares owned by Mr. Sussman and includes 1,500 shares of Restricted Stock with 500 shares vesting on September 7, 2014, 500 shares vesting on December 17, 2014 and 500 shares vesting on December 17, 2015. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
[11]	Includes 20,500 shares owned as trustee of the Charles H. Sweetman 1996 Trust; 29,500 shares owned as trustee of the Charles and Judy Sweetman Family Trust U/A dtd 4/25/2011; 2,000 shares owned by Sweetman Properties, LLC; 1,000 shares owned by his spouse as Trustee of the Judith Sweetman Trust, 2,500 shares as custodian under CUTMA for Kaylee J. Sweetman; 2,000 shares as custodian under CUTMA for Patrick C. Roche; 2,000 shares as custodian under CUTMA for Sophia Rose Sweetman trust, 1,000 shares as custodian under CUTMA for Emily K. Roche; and includes 1,500 shares of Restricted Stock with 500 shares vesting on September 7, 2014, 500 shares vesting on December 17, 2014 and 500 shares vesting on December 17, 2015. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
[12]	Includes 111,444 shares owned as Trustee of the David and Anne Rainer Trust; 31,500 shares owned by Mr. Rainer’s IRA; 35,303 shares directly owned by Mr. Rainer; and the following Restricted Stock; 2,000 shares of Restricted Stock vesting on May 21, 2013; includes 12,000 shares of Restricted Stock with 6,000 shares vesting on April 27, 2014 and 6,000 shares vesting on April 27, 2015; includes 10,000 shares of Restricted Stock with,10,000 shares vesting on January 6, 2015; and includes 15,000 shares of Restricted Stock with 5,000 shares vesting on August 14, 2014, 5,000 shares vesting on August 14, 2015 and 5,000 shares vesting on August 14, 2016; includes 13,000 shares of Restricted Stock with, 13,000 shares vesting on December 15, 2014. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
[13]	Includes 71,806 shares directly owned by Ms. Williams; and includes the following 8,000 shares of Restricted Stock with 4,000 shares vesting on April 27, 2014 and 4,000 shares vesting on April 27, 2015; includes 6,250 shares of Restricted Stock with 6,250 shares vesting on January 6, 2015; includes 9,750 shares of Restricted Stock with, 3,250 shares vesting on August 14, 2014, 3,250 shares vesting on August 14, 2015 and 3,250 shares vesting on August 14, 2016; and includes 7,000 of Restricted Stock with 3,500 shares vesting on September 12, 2014 and 3,500 shares vesting on September 12, 2015. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
[14]	Includes 5,200 shares owned by spouse’s IRA and 31,679 shares directly by Ms. Wolman; and includes the following Restricted Stock; 4,000 shares of Restricted Stock with 2,000 shares vesting on April 27, 2014 and 2,000 shares vesting on April 27, 2015; includes 1,250 shares of Restricted Stock with 1,250 shares vesting on January 6, 2015; includes 3,750 shares of Restricted Stock with 1,250 shares vesting on August 14, 2014, 1,250 shares vesting on August 14, 2015 and 1,250 shares vesting on August 14, 2016; includes 4,500 shares of Restricted Stock with 1,500 shares vesting on September 12, 2014, 1,500 shares vesting on September 12, 2015, 1,500 shares vesting on September 12, 2016. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.

[15]	Includes 8,900 shares owned directly by Ms. Schoenbaum; and includes the following Restricted Stock; 500 shares of Restricted Stock with 500 shares vesting on October 27, 2014; includes 1,600 shares of Restricted Stock with 800 shares vesting on April 27, 2014 and 800 shares vesting on April 27, 2015; includes 1,250 shares of Restricted Stock with 1,250 shares vesting on January 6, 2015; includes 3,750 shares of Restricted Stock with 1,250 shares vesting on August 14, 2014, 1,250 shares vesting on August 14, 2015 and 1,250 shares vesting on August 14, 2016; includes 4,500 shares of Restricted Stock with 1,500 shares shares vesting on September 12, 2014, 1,500 shares vesting on September 12, 2015, 1,500 shares vesting on September 12, 2016. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.

Principal Shareholders and Change in Control

The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of December 31, 2013 by those persons known by the Company to own more than 5% of the outstanding Common Stock of the Company. The shareholder’s ownership percentage is based on 11,081,364 shares of common stock outstanding as of December 31, 2013.

Name of Beneficial Owner	Number of Shares		Percent of Class Owned
Basswood Capital Management, LLC	848,711		7.66%
Banc Funds Co. LLC	794,102	(1)	7.17%

(1)	Based on our records and information reported on a Schedule 13F as filed with the Securities and Exchange Commission as of December 31, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During 2013 there were no existing or proposed, material transactions between CU Bancorp and of its executive officers, directors, or principal shareholders (beneficial owners of 5% or more of our Common Stock), or the immediate family or associates of any of the foregoing persons, except as indicated below.

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

Director Independence

During 2013, each of CU Bancorp’s directors, except Mr. Rainer, CUB’s Chairman, President and Chief Executive Officer, Ms. Williams, CUB’s Executive Vice President, Chief Operating Officer and Chief Credit Officer, and Mr. Cosgrove, the former Chairman and Chief Executive Officer of Premier Commercial Bancorp (which was merged into CU Bancorp in July of 2012) was “independent,” as determined by the applicable listing requirements of the NASDAQ Stock Market. The NASDAQ Stock Market’s listing requirements provide that: (i) the audit committee be composed of independent directors; (ii) the chief executive officer’s compensation be determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iii) nominations of directors be selected by a majority of independent directors or by a nominating committee comprised solely of independent directors. None of Messrs. Rainer or Cosgrove or Ms. Williams served on the Company’s Audit and Risk Committee or its Compensation, Nominating and Corporate Governance Committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Relationship with Independent Accountants

The firm of McGladrey LLP (“McGladrey”) served as independent registered public accountants for the Bank from inception through December 31, 2013.

The Audit and Risk Committee has considered the provision of non-audit services provided by McGladrey to be compatible with maintaining the independence of McGladrey.

The following is a description of fees billed to the Company by McGladrey during the fiscal years ended December 31, 2013 and 2012.

Audit Fees

The aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2013, and 2012, including reviews of the financial statements included in California United Bank’s and CU Bancorp’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K, were $320,100 and $294,300, respectively.

Audit-Related Fees

The aggregate fees billed for services related to professional assurance and related services other than those noted above, includes services rendered in connection with acquisitions or other accounting matters for the fiscal years ended December 31, 2013 and 2012 were $5,200 and $133,225, respectively. The majority of the audit-related fees in 2012 related to merger related matters and the Registration Statement on Form S-4 filed with the Securities and Exchange Commission in connection therewith.

Tax Fees

The Company utilizes the services of Dreyer, Edmonds, and Robbins, Accountancy Corporation (“Dreyer”) to prepare its tax returns and to provide tax planning, compliance and consulting services associated with tax related issues. The aggregate fees billed by Dreyer for tax services provided were for the preparation of federal and state income tax returns, services provided regarding a State of California Franchise Tax Board examination of the Company’s enterprise zone net interest deduction, tax planning and review associated with the merger of Premier Commercial Bancorp, and general tax planning and tax advice (including tax consultation and compliance) rendered to the Company for the fiscal year ended December 31, 2013 and 2012. Payments to Dreyer for the fiscal year ended December 31, 2013 and 2012 were $133,881 and $95,256, respectively.

All Other Fees

No other fees were billed by McGladrey in 2013 or 2012.

Index to Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of CU Bancorp [1]

3.2	Bylaws of CU Bancorp [2]

4.1	Specimen form of Certificate for CU Bancorp Common Stock [3]

10.1*	California United Bank 2005 Stock Option Plan [4]

10.2*	CU Bancorp 2007 Equity Incentive and Incentive Plan as Restated July 31, 2012 and Form of Stock Option Agreement and Form of Restricted Stock Bonus Award Agreement [5]

10.3*	CU Bancorp 2012 Change in Control Severance Plan [6]

10.4*	Executive Salary Continuation Plan / Agreement and Schedule of Participants and Benefits [7]

10.5*	2013 California United Bank Executive Performance Cash Incentive Plan [8]

10.6*	2014 California United Bank Executive Performance Cash Incentive Plan [9]

10.7*	Form of Director/Officer Indemnification Agreement and Schedule of Agreements [10]

14.1	CU Bancorp Principles of Business Conduct & Ethics [11]

14.2	CU Bancorp Code of Ethics – Financial Officers [12]

21.1	Subsidiaries of the Registrant [13]

23.1	Consent of Independent Registered Public Accounting Firm S-8 [14]

24	Power of Attorney [15]

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 [16]

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 [17]

31.3	Certification of Chief Accounting Officer and Treasurer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 [1]

32.1	Certification of CEO, CFO and CAO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 [2]

*	Refers to management contracts or compensatory plans or arrangements

[1]	Incorporated by reference from Exhibit 21.1 to CU Bancorp Annual Report on Form 10-K for the Year Ended December 31, 2013
[2]	Incorporated by reference from Exhibit 21.1 to CU Bancorp Annual Report on Form 10-K for the Year Ended December 31, 2013
[3]	Incorporated by reference from Exhibit 4.1 to CU Bancorp Registration Statement on Form S-4 as filed on April 13, 2012
[5]	Incorporated by reference from Exhibit 10.2 to CU Bancorp Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013
[6]	Incorporated by reference from Exhibit 10.3 to CU Bancorp Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013
[7]	Incorporated by reference from Exhibit 21.1 to CU Bancorp Annual Report on Form 10-K for the Year Ended December 31, 2013
[8]	Incorporated by reference from Exhibit 99.1 to CU Bancorp Current Report on Form 8-K filed February 7, 2014
[9]	Incorporated by reference from Exhibit 21.1 to CU Bancorp Annual Report on Form 10-K for the Year Ended December 31, 2013
[10]	Incorporated by reference from Exhibit 21.1 to CU Bancorp Annual Report on Form 10-K for the Year Ended December 31, 2013
[11]	Incorporated by reference from Exhibit 14.1 to CU Bancorp Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013
[12]	Incorporated by reference from Exhibit 14.2 1 to CU Bancorp Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013
[13]	Incorporated by reference from Exhibit 21.1 to CU Bancorp Annual Report on Form 10-K for the Year Ended December 31, 2013
[14]	Incorporated by reference from Exhibit 21.1 to CU Bancorp Annual Report on Form 10-K for the Year Ended December 31, 2013
[15]	Incorporated by reference from Exhibit 21.1 to CU Bancorp Annual Report on Form 10-K for the Year Ended December 31, 2013
[16]	Incorporated by reference from Exhibit 21.1 to CU Bancorp Annual Report on Form 10-K for the Year Ended December 31, 2013
[17]	Incorporated by reference from Exhibit 21.1 to CU Bancorp Annual Report on Form 10-K for the Year Ended December 31, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CU BANCORP

Dated April 29, 2014	/s/ ANITA Y. WOLMAN
Anita Y. Wolman
Executive Vice President and General Counsel