Form 10-Q
period 2014-03-31
CU Bancorp
filed 2014-05-09
CIK 1543643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 2, 2014 the number of shares outstanding of the registrant’s no par value Common Stock was 11,210,785.

CU BANCORP

March 31, 2014 FORM 10-Q

CU BANCORP

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$34,421	$23,156
Interest earning deposits in other financial institutions	172,573	218,131

Total Cash and Cash Equivalents	206,994	241,287

Certificates of deposit in other financial institutions	63,107	60,307

Investment securities available-for-sale, at fair value	102,155	106,488

Loans	945,507	933,194
Allowance for loan loss	(10,823)	(10,603)

Net loans	934,684	922,591

Premises and equipment, net	3,916	3,531
Deferred tax assets, net	11,090	11,835
Goodwill	12,292	12,292
Core deposit and leasehold right intangibles	2,455	2,525
Bank owned life insurance	21,352	21,200
Accrued interest receivable and other assets	24,318	25,760

Total Assets	$1,382,363	$1,407,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing demand deposits	$651,645	$632,192
Interest bearing transaction accounts	124,045	155,735
Money market and savings deposits	365,405	380,915
Certificates of deposit	62,303	63,581

Total deposits	1,203,398	1,232,423
Securities sold under agreements to repurchase	11,965	11,141
Subordinated debentures, net	9,419	9,379
Accrued interest payable and other liabilities	15,323	16,949

Total Liabilities	1,240,105	1,269,892

Commitments and Contingencies (Note 14)	0	0

SHAREHOLDERS’ EQUITY
Serial Preferred Stock – authorized, 50,000,000 shares no par value, no shares issued or outstanding	0	0
Common stock – authorized, 75,000,000 shares no par value, 11,213,908 and 11,081,364 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	122,697	121,675
Additional paid-in capital	8,865	8,377
Retained earnings	10,743	8,077
Accumulated other comprehensive loss	(47)	(205)

Total Shareholders’ Equity	142,258	137,924

Total Liabilities and Shareholders’ Equity	$1,382,363	$1,407,816

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Interest Income
Interest and fees on loans	$11,924	$11,425
Interest on investment securities	501	484
Interest on interest bearing deposits in other financial institutions	211	160

Total Interest Income	12,636	12,069

Interest Expense
Interest on interest bearing transaction accounts	58	52
Interest on money market and savings deposits	234	260
Interest on certificates of deposit	56	76
Interest on securities sold under agreements to repurchase	8	19
Interest on subordinated debentures	107	124

Total Interest Expense	463	531

Net Interest Income	12,173	11,538
Provision for loan losses	75	134

Net Interest Income After Provision For Loan Losses	12,098	11,404

Non-Interest Income
Gain on sale of securities, net	0	5
Gain on sale of SBA loans, net	438	350
Deposit account service charge income	630	568
Other non-interest income	722	503

Total Non-Interest Income	1,790	1,426

Non-Interest Expense
Salaries and employee benefits (includes stock based compensation expense of $408 and $258 for the three months ended March 31, 2014 and 2013, respectively)	6,013	5,675
Occupancy	986	1,064
Data processing	475	482
Legal and professional	523	507
FDIC deposit assessment	221	246
Merger related expenses	0	43
OREO valuation write-downs and expenses	0	26
Office services expenses	264	266
Other operating expenses	1,067	1,000

Total Non-Interest Expense	9,549	9,309

Net Income Before Provision for Income Tax Expense	4,339	3,521
Provision for income tax expense	1,673	1,366

Net Income	$2,666	$2,155

Earnings Per Share
Basic earnings per share	$0.25	$0.21
Diluted earnings per share	$0.24	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Net Income	$2,666	$2,155
Other Comprehensive Income, net of tax:
Non-credit portion of other-than-temporary impairments arising during the period	0	(22)
Net unrealized gains (losses) on investment securities arising during the period	158	(52)

Other Comprehensive Income (Loss)	158	(74)

Comprehensive Income	$2,824	$2,081

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Year Ended December 31, 2013 and the Three Months Ended March 31, 2014

(2014 activity unaudited)

(Dollars and shares in thousands)

	Common Stock
	Outstanding Shares	Amount	Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at December 31, 2012	10,759	$118,885	$7,052	$(1,708)	$1,394	$125,623
Net Issuance of Restricted Stock	69	0	0	0	0	0
Exercise of Stock Options	282	2,790	0	0	0	2,790
Stock based compensation expense related to employee stock options and restricted stock	0	0	1,088	0	0	1,088
Restricted Stock Repurchase	(29)	0	(422)	0	0	(422)
Excess tax benefit – stock based compensation	0	0	659	0	0	659
Net Income	0	0	0	9,785	0	9,785
Other Comprehensive (Loss)	0	0	0	0	(1,599)	(1,599)

Balance at December 31, 2013	11,081	$121,675	$8,377	$8,077	$(205)	$137,924

Net Issuance of Restricted Stock	40	0	0	0	0	0
Exercise of Stock Options	104	1,022	0	0	0	1,022
Stock based compensation expense related to employee stock options and restricted stock	0	0	408	0	0	408
Restricted Stock Repurchase	(11)	0	(186)	0	0	(186)
Excess tax benefit – stock based compensation	0	0	266	0	0	266
Net Income	0	0	0	2,666	0	2,666
Other Comprehensive Income	0	0	0	0	158	158

Balance at March 31, 2014	11,214	$122,697	$8,865	$10,743	$(47)	$142,258

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income:	$2,666	$2,155
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	75	134
Provision for unfunded loan commitments	41	34
Stock based compensation expense	408	258
Depreciation	243	288
Net accretion of discounts/premiums for loans acquired and deferred loan fees/costs	(1,337)	(1,213)
Net amortization from investment securities	385	428
Increase in bank owned life insurance	(152)	(153)
Amortization of core deposit intangibles	69	83
Amortization of time deposit premium	(13)	(63)
Net amortization of leasehold right intangible asset and liabilities	85	(123)
Accretion of subordinated debenture discount	40	57
Gain on sale of securities, net	0	(5)
Gain on sale of SBA loans, net	(438)	(350)
Decrease in deferred tax assets	635	1,181
(Increase) decrease in accrued interest receivable and other assets	1,443	(12,133)
Decrease in accrued interest payable and other liabilities	(1,508)	(918)
Decrease in fair value of derivative swap liability	(244)	(407)

Net cash provided by (used in) operating activities	2,398	(10,747)

Cash flows from investing activities:
Purchases of available-for-sale investment securities	0	(11,718)
Proceeds from sales of available-for-sale investment securities	0	2,854
Proceeds from repayment and maturities from available-for-sale investment securities	4,216	16,645
Loans originated, net of principal payments	(10,393)	(4,481)
Purchases of premises and equipment	(628)	(19)
Net (increase) decrease in certificates of deposit in other financial institutions	(2,800)	1,522

Net cash provided by (used in) investing activities	(9,605)	4,803

Cash flows from financing activities:
Net increase in Non-interest bearing demand deposits	19,453	13,925
Net increase (decrease) in Interest bearing transaction accounts	(31,690)	4,533
Net increase (decrease) in Money market and savings deposits	(15,510)	4,679
Net decrease in Certificates of deposit	(1,265)	(10,896)
Net increase in Securities sold under agreements to repurchase	824	2,330
Net proceeds from stock options exercised	1,022	0
Restricted stock repurchase	(186)	(151)
Net excess in tax benefit on stock compensation	266	0

Net cash provided by (used in) financing activities	(27,086)	14,420

Net increase (decrease) in cash and cash equivalents	(34,293)	8,476

Cash and cash equivalents, beginning of year	241,287	182,896

Cash and cash equivalents, end of year	$206,994	$191,372

The accompanying notes are an integral part of these consolidated financial statements

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$436	$538
Cash paid during the period for taxes	$0	$1,303
Supplemental disclosures of non-cash investing activities:
Net decrease in unrealized loss on investment securities, net of tax	$(158)	$(74)

CU BANCORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

CU Bancorp is the common shareholder of Premier Commercial Statutory Trust I, Premier Commercial Statutory Trust II, and Premier Commercial Statutory Trust III, entities which were acquired in the merger with Premier Commercial Bancorp (“PC Bancorp”). These trusts were established for the sole purpose of issuing trust preferred securities and do not meet the criteria for consolidation in accordance with ASC 810 Consolidation. For more detail, see Note 8 – Borrowings and Subordinated Debentures.

Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in the interim consolidated financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with our 2013 Annual Report on Form 10-K. In the opinion of management, the accompanying financial statements contain all necessary adjustments of a normal recurring nature, to present fairly the consolidated financial position of the Company and the results of its operations for the interim period presented.

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

Note 2 - Recent Accounting Pronouncements

In January 2014, the FASB issued ASU No. 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force). ASU 2014-01 modifies the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. If the modified conditions are met, the amendments permit an entity to amortize the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). Additionally, ASU 2014-01 introduces new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments. Prior to these amendments, a reporting entity that invests in qualified affordable housing projects may elect to account for that investment using the level yield method if specific conditions are met. For investments that are not accounted for using the effective yield method, the investment must be accounted for under either the equity method or the cost method. Because the conditions which allow an entity to utilize the effective yield method were overly restrictive, this prevented many investors from using the effective yield method. Under the effective yield method, all tax credits, tax benefits, and the write-down of the investments are accounted for net of taxes as a component of income tax expense (benefit). This method more fairly represents the economics of the transaction than accounting under the equity method or cost method. The amendments in ASU 2014-01 are expected to enable more entities to qualify for the proportional amortization method to account for affordable housing project investments than the number of entities that currently qualify for the effective yield method. The amendments are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. For all entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2014, and interim periods within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company early adopted ASU 2014-01 in the fourth quarter of 2013. See Note 11 – Investments in Qualified Affordable Housing Projects, in the Company’s 2013 Form 10-K, for the Company’s disclosures on its investments in LIHTC projects required under ASU 2014-01.

In January 2014, the FASB issued ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon foreclosure (a consensus of the FASB Emerging Issues Task Force). The objective of this Update is to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. These amendments are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. An entity can elect to adopt these amendments using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on the Company’s financial position or results of operations.

Note 3 - Computation of Book Value and Tangible Book Value per Common Share

The Company utilizes the term Tangible Common Equity (“TCE”), a non-GAAP financial measure. Management believes that TCE is useful because it is a measure utilized by both regulators and market analysts in evaluating a consolidated bank holding company’s financial condition and capital strength. TCE represents common shareholders’ equity less goodwill and certain intangible assets.

Book value per common share was calculated by dividing total shareholders’ equity by the number of common shares issued and outstanding. Tangible book value per common share was calculated by dividing tangible common equity by the number of common shares issued and outstanding.

The table below presents the computation of TCE, book value and tangible book value per common share as of the dates indicated (dollars in thousands, except share and per share data):

	March 31, 2014	December 31, 2013
Total Shareholders’ Equity	$142,258	$137,924
Less: Goodwill	12,292	12,292
Less: Core deposit and leasehold right intangibles	2,455	2,525

Tangible common equity	$127,511	$123,107

Common shares issued and outstanding	11,213,908	11,081,364

Book value per common share	$12.69	$12.45

Tangible book value per common share	$11.37	$11.11

Note 4 - Computation of Earnings per Common Share

Basic and diluted earnings per common share were determined by dividing the net income by the applicable basic and diluted weighted average common shares outstanding. The following table shows weighted average basic shares outstanding, potential dilutive shares related to stock options, unvested restricted stock, and weighted average diluted shares for the periods indicated (dollars in thousands, except share and per share data):

	Three Months Ended March 31,
	2014	2013
Net Income	$2,666	$2,155

Weighted average basic common shares outstanding	10,874,368	10,486,188
Dilutive effect of potential common share issuances from stock options and restricted stock	220,146	231,435

Weighted average diluted common shares outstanding	11,094,514	10,717,623

Income per common share
Basic	$0.25	$0.21
Diluted	$0.24	$0.20

Anti-dilutive shares not included in the calculation of diluted earnings per share	81,000	247,133

Note 5 - Investment Securities

The investment securities portfolio has been classified as available-for-sale, and as such is recorded at estimated fair market value.

The following tables present the amortized cost and estimated fair values of investment securities by major category as of the dates indicated. There were no impaired securities at March 31, 2014 or December 31, 2013, and as such there were no other than temporary impairment losses in the securities portfolio for the periods indicated in the tables below (dollars in thousands):

		Gross Unrealized
March 31, 2014 – Available-for-sale:	Amortized Cost	Gains	Losses	Fair Market Value
U.S. Govt Agency and Sponsored Agency – Note Securities	$4,116	$3	$4	$4,115
U.S. Govt Agency – SBA Securities	48,325	745	460	48,610
U.S. Govt Agency – GNMA Mortgage-Backed Securities	24,404	217	569	24,052
U.S. Govt Sponsored Agency – CMO & Mortgage-Backed Securities	17,226	358	515	17,069
Corporate Securities	5,069	123	0	5,192
Municipal Securities	3,095	22	0	3,117

Total investment securities	$102,235	$1,468	$1,548	$102,155

		Gross Unrealized
December 31, 2013 – Available-for-sale:	Amortized Cost	Gains	Losses	Fair Market Value
U.S. Govt Agency and Sponsored Agency – Note Securities	$4,153	$1	$2	$4,152
U.S. Govt Agency – SBA Securities	50,521	875	491	50,905
U.S. Govt Agency – GNMA Mortgage-Backed Securities	28,107	180	909	27,378
U.S. Govt Sponsored Agency – CMO & Mortgage-Backed Securities	15,348	345	479	15,214
Corporate Securities	5,086	125	0	5,211
Municipal Securities	3,621	9	2	3,628

Total investment securities	$106,836	$1,535	$1,883	$106,488

The Company’s investment securities portfolio at March 31, 2014, consists of U.S. Agency and U.S. Sponsored Agency issued AAA and AA rated investment-grade securities, investment grade corporate bond securities, and municipal securities. Securities with a market value of $12.4 million and $11.8 million were pledged to secure securities sold under agreements to repurchase at March 31, 2014 and December 31, 2013, respectively. See Note 8 – Borrowings and Subordinated Debentures. Securities with a market value of $11.4 million and $11.0 million were pledged to secure a certificate of deposit of $10.0 million with the State of California Treasurer’s office at March 31, 2014 and December 31, 2013. Securities with a market value of $27.9 million and $29.3 million were pledged to secure outstanding standby letters of credit confirmed/issued by a correspondent bank for the benefit of our customers in the amount of $21.1 million and $21.9 million at March 31, 2014 and December 31, 2013, respectively. Securities with a market value of $275,000 and $275,000 were pledged to secure local agency deposits at March 31, 2014 and December 31, 2013, respectively.

The Company had no securities that were classified as other-than-temporarily impaired at March 31, 2014 or December 31, 2013.

The following tables present investment securities with unrealized losses that are considered to be temporarily-impaired, summarized and classified according to the duration of the loss period as of the dates indicated (dollars in thousands).

	< 12 Continuous Months		> 12 Continuous Months		Total
March 31, 2014	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
Temporarily-impaired available-for-sale investment securities:
U.S. Govt. – Agency and Sponsored Agency Note Securities	$1,036	$4	$0	$0	$1,036	$4
U.S. Govt. Agency SBA Securities	12,116	351	2,778	109	14,894	460
U.S. Govt. Agency – GNMA Mortgage-Backed Securities	13,024	418	1,874	151	14,898	569
U.S. Govt. Sponsored Agency – CMO & Mortgage-Backed Securities	7,657	372	2,162	143	9,819	515
Municipal Securities	0	0	0	0	0	0

Total temporarily-impaired available-for-sale investment securities	$33,833	$1,145	$6,814	$403	$40,647	$1,548

	< 12 Continuous Months		> 12 Continuous Months		Total
December 31, 2013	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
Temporarily-impaired available-for-sale investment securities:
U.S. Govt. – Agency and Sponsored Agency Note Securities	$1,041	$2	$0	$0	$1,041	$2
U.S. Govt. Agency SBA Securities	11,686	491	0	0	11,686	491
U.S. Govt. Agency – GNMA Mortgage-Backed Securities	15,693	721	1,864	188	17,557	909
U.S. Govt. Sponsored Agency – CMO & Mortgage-Backed Securities	7,650	479	0	0	7,650	479
Municipal Securities	0	0	1,029	2	1,029	2

Total temporarily-impaired available-for-sale investment securities	$36,070	$1,693	$2,893	$190	$38,963	$1,883

The Company evaluates all securities for declines in the fair market values below the securities cost basis for possible impairment on each reporting date.

During the quarter ended March 31, 2014, and the year ended December 31, 2013, the Company recognized gross gains and (losses) on sales of available-for-sale securities in the amount of $0 and $47,000, respectively. The Company had net proceeds from the sale of available-for-sale securities of $0, and $7.0 million at March 31, 2014, and December 31, 2013, respectively.

The amortized cost, estimated fair value and average yield of debt securities at March 31, 2014, are reflected in the table below (dollars in thousands). Maturity categories are determined as follows:

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

	March 31, 2014
Maturities Schedule of Securities	Amortized Cost	Fair Value	Weighted Average Yield

Due through one year	$18,283	$18,414	1.24%
Due after one year through five years	34,745	35,132	1.87%
Due after five years through ten years	25,012	24,616	2.41%
Due after ten years	24,195	23,993	2.91%

Total	$102,235	$102,155	2.13%

The weighted average yields in the above table are based on effective rates of book balances at the end of the period. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.

Investment in FHLB Common Stock

The Company’s investment in the common stock of the FHLB of San Francisco is carried at cost and was $4.7 million as of March 31, 2014 and December 31, 2013. See Note 8 – Borrowings and Subordinated Debentures for a detailed discussion regarding the Company’s borrowings and the requirements to purchase FHLB common stock. See Note 5 – Investment Securities in the Company’s December 31, 2013 10-K for additional discussion on the Company’s evaluation and accounting for its investment in FHLB common stock.

Note 6 - Loans

The following table presents the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands):

	March 31, 2014	December 31, 2013
Commercial and Industrial Loans:	$290,000	$299,473

Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	195,151	197,605
Other Nonresidential Properties	286,198	271,818
Construction, Land Development and Other Land	56,706	47,074
1-4 Family Residential Properties	62,128	65,711
Multifamily Residential Properties	39,869	33,780

Total Loans Secured by Real Estate	640,052	615,988

Other Loans:	15,455	17,733

Total Loans	$945,507	$933,194

The following table is a breakout of the Company’s loan portfolio stratified by the industry concentration of the borrower by their respective NAICS code as of the dates indicated (dollars in thousands):

	March 31, 2014	December 31, 2013
Real Estate	$398,543	$381,830
Manufacturing	77,969	83,319
Hotel/Lodging	84,211	76,143
Construction	63,555	62,835
Wholesale	61,576	60,291
Professional Services	47,749	49,739
Finance	42,803	46,393
Healthcare	38,351	38,662
Restaurant/Food Service	36,158	35,244
Other Services	22,588	21,448
Retail	18,799	23,157
Administrative Management	16,907	15,218
Information	10,893	11,709
Education	10,224	10,270
Transportation	9,268	9,531
Entertainment	4,810	6,207
Other	1,103	1,198

Total	$945,507	$933,194

SBA Loans

As part of the acquisition of PC Bancorp, the Company acquired loans that were originated under the guidelines of the Small Business Administration (“SBA”) program. The total portfolio of the SBA contractual loan balances being serviced by the Company at March 31, 2014 was $109.2 million, of which $75.5 million has been sold. Of the $33.6 million remaining on the Company’s books, $24.2 million is un-guaranteed and $9.4 million is guaranteed by the SBA.

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

At March 31, 2014, there were no loans classified as held for sale. At March 31, 2014, the balance of SBA 7a loans originated during the quarter is $1.6 million, of which $1.2 million is guaranteed by the SBA. The Company does not currently plan on selling these loans, but it may choose to do so in the future.

Allowance for Loan Loss

The following table is a summary of the activity for the allowance for loan loss for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Allowance for loan loss at beginning of period	$10,603	$8,803
Provision for loan losses	75	134
Net (charge-offs) recoveries:
Charge-offs	(0)	(121)
Recoveries	145	25

Net (charge-offs) recoveries	145	(96)

Allowance for loan loss at end of period	$10,823	$8,841

Net (charge-offs) recoveries to average loans	0.02%	(0.01)%

	March 31, 2014	December 31, 2013

Allowance for loan loss to total loans	1.14%	1.14%

Allowance for loan loss to total loans accounted for at historical cost, which excludes loan balances and the related allowance for loans acquired through acquisition	1.48%	1.50%

The allowance for losses on unfunded loan commitments to extend credit is primarily related to commercial lines of credit and construction loans. The amount of unfunded loan commitments at March 31, 2014 and December 31, 2013 was $385.8 million and $345.9 million, respectively. The inherent risk associated with a loan is evaluated at the same time the credit is extended. However, the allowance held for the commitments is reported in other liabilities within the accompanying balance sheets and not as part of the allowance for loan loss in the above table. The allowance for the loss on unfunded loan commitments to extend credit was $370,000 and $329,000 at March 31, 2014 and December 31, 2013, respectively.

The following tables present, by portfolio segment, the changes in the allowance for loan loss and the recorded investment in loans as of the dates and for the periods indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Three Months Ended March 31, 2014
Allowance for loan loss – Beginning balance	$5,534	$1,120	$3,886	$63	$10,603
Provision for loan losses	(399)	214	273	(13)	75
Net (charge-offs) recoveries:
Charge-offs	(0)	(0)	(0)	(0)	(0)
Recoveries	143	0	2	0	145

Net recoveries	143	0	2	0	145

Ending balance	$5,278	$1,334	$4,161	$50	$10,823

Three Months Ended March 31, 2013
Allowance for loan loss – Beginning balance	$4,572	$2,035	$2,084	$112	$8,803
Provision for loan losses	(362)	112	383	1	134
Net (charge-offs) recoveries:
Charge-offs	(44)	0	(69)	(8)	(121)
Recoveries	21	0	2	2	25

Net (charge-offs)	(23)	0	(67)	(6)	(96)

Ending balance	$4,187	$2,147	$2,400	$107	$8,841

The following tables present both the allowance for loan loss and the associated loan balance classified by loan portfolio segment and by credit evaluation methodology (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
March 31, 2014
Allowance for loan loss:
Individually evaluated for impairment	$3	$0	$0	$0	$3
Collectively evaluated for impairment	5,263	1,334	4,161	50	10,808
Purchased credit impaired (loans acquired with deteriorated credit quality)	12	0	0	0	12

Total Allowance for Loan Loss	$5,278	$1,334	$4,161	$50	$10,823

Loans receivable:
Individually evaluated for impairment	$2,568	$0	$3,649	$0	$6,217
Collectively evaluated for impairment	286,415	56,706	577,604	15,455	936,180
Purchased credit impaired (loans acquired with deteriorated credit quality)	1,017	0	2,093	0	3,110

Total Loans Receivable	$290,000	$56,706	$583,346	$15,455	$945,507

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
December 31, 2013
Allowance for loan loss:
Individually evaluated for impairment	$4	$0	$0	$0	$4
Collectively evaluated for impairment	5,520	1,120	3,886	63	10,589
Purchased credit impaired (loans acquired with deteriorated credit quality)	10	0	0	0	10

Total Allowance for Loan Loss	$5,534	$1,120	$3,886	$63	$10,603

Loans receivable:
Individually evaluated for impairment	$2,640	$0	$3,680	$0	$6,320
Collectively evaluated for impairment	295,787	47,074	561,952	17,733	922,546
Purchased credit impaired (loans acquired with deteriorated credit quality)	1,046	0	3,282	0	4,328

Total Loans Receivable	$299,473	$47,074	$568,914	$17,733	$933,194

Credit Quality of Loans

The Company utilizes an internal loan classification system as a means of reporting problem and potential problem loans. Under the Company’s loan risk rating system, loans are classified as “Pass,” with problem and potential problem loans as “Special Mention,” “Substandard,” “Doubtful” and “Loss”. Individual loan risk ratings are updated continuously or at any time the situation warrants. In addition, management regularly reviews problem loans to determine whether any loan requires a classification change, in accordance with the Company’s policy and applicable regulations. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The internal loan classification risk grading system is based on experiences with similarly graded loans.

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

The following tables present the risk category of loans by class of loans based on the most recent internal loan classification as of the dates indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
March 31, 2014
Pass	$278,461	$56,706	$562,235	$15,453	$912,855
Special Mention	2,725	0	3,882	0	6,607
Substandard	8,814	0	17,229	2	26,045
Doubtful	0	0	0	0	0

Total	$290,000	$56,706	$583,346	$15,455	$945,507

December 31, 2013
Pass	$289,594	$47,074	$547,600	$17,731	$901,999
Special Mention	1,540	0	2,613	0	4,153
Substandard	8,339	0	18,701	2	27,042
Doubtful	0	0	0	0	0

Total	$299,473	$47,074	$568,914	$17,733	$933,194

Age Analysis of Past Due and Non-Accrual Loans

The following tables present an aging analysis of the recorded investment of past due loans and non-accrual loans as of the dates indicated (dollars in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
March 31, 2014
Commercial and Industrial	$1,020	$0	$0	$1,020	$3,581	$285,399	$290,000
Construction, Land Development and Other Land	0	0	0	0	0	56,706	56,706
Commercial and Other Real Estate	0	0	0	0	4,646	578,700	583,346
Other	0	0	0	0	0	15,455	15,455

Total	$1,020	$0	$0	$1,020	$8,227	$936,260	$945,507

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
December 31, 2013
Commercial and Industrial	$0	$241	$0	$241	$3,682	$295,550	$299,473
Construction, Land Development and Other Land	0	0	0	0	0	47,074	47,074
Commercial and Other Real Estate	0	0	0	0	5,874	563,040	568,914
Other	0	0	0	0	0	17,733	17,733

Total	$0	$241	$0	$241	$9,556	$923,397	$933,194

Impaired Loans

Impaired loans are evaluated by comparing the fair value of the collateral, if the loan is collateral dependent, and the present value of the expected future cash flows discounted at the loan’s effective interest rate, if the loan is not collateral dependent.

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table below as impaired loans “with no specific allowance recorded.” The valuation allowance disclosed below is included in the allowance for loan loss reported in the consolidated balance sheets as of March 31, 2014 and December 31, 2013.

The following tables present, by loan category, the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, for the dates and periods indicated (dollars in thousands). This table excludes purchased credit impaired loans (loans acquired in acquisitions with deteriorated credit quality) of $3.1 million and $4.3 million at March 31, 2014 and December 31, 2013, respectively.

	March 31, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Commercial and Industrial	$2,468	$5,315	$0	$2,540	$5,347	$0
Commercial and Other Real Estate	3,649	6,001	0	3,680	6,112	0

With a specific allowance recorded:
Commercial and Industrial	100	354	3	100	355	4

Total
Commercial and Industrial	2,568	5,669	3	2,640	5,702	4
Commercial and Other Real Estate	3,649	6,001	0	3,680	6,112	0

Total	$6,217	$11,670	$3	$6,320	$11,814	$4

	Three Months Ended March 31,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and Industrial	$2,516	$0	$848	$0
Construction, Land Development and Other Land	0	0	1,200	0
Commercial and Other Real Estate	3,670	0	3,455	0

With a specific allowance recorded:
Commercial and Industrial	100	0	150	0

Total:
Commercial and Industrial	2,616	0	998	0
Construction, Land Development and Other Land	0	0	1,200	0
Commercial and Other Real Estate	3,670	0	3,455	0

Total	$6,286	$0	5,653	$0

The following is a summary of additional information pertaining to impaired loans for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Interest foregone on impaired loans	$171	$90

Cash collections applied to reduce principal balance	$108	$42

Interest income recognized on cash collections	$0	$0

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

The following tables include the recorded investment and unpaid principal balances for troubled debt restructured loans for the periods ending March 31, 2014 and December 31, 2013 (dollars in thousands). These tables include two TDR loans that were purchased credit impaired. As of March 31, 2014, these loans had a recorded investment of $84,000 and unpaid principal balances of $147,000.

Period ended March 31, 2014	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Commercial and Industrial	$537	$840	$0
Commercial and Other Real Estate	2,141	2,785	0

Total	$2,678	$3,625	$0

Year ended December 31, 2013	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Commercial and Industrial	$541	$843	$0
Commercial and Other Real Estate	2,173	2,785	0

Total	$2,714	$3,628	$0

The following table shows the pre- and post-modification recorded investment in TDR loans by loan segment that have occurred during the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2014			2013
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Troubled Debt Restructured Loans:
Commercial and Industrial	0	0	0	1	310	310

Total	0	$0	$0	1	310	310

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

There have been no payment defaults in the three months ended March 31, 2014 or March 31, 2013 subsequent to modification on troubled debt restructured loans that have been modified within the last twelve months.

Loans Acquired Through Acquisition

The following table reflects the accretable net discount for loans acquired through acquisition, for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$7,912	$12,189
Accretion, included in interest income	(562)	(944)
Reclassifications (to) from non-accretable yield	0	24

Balance, end of period	$7,350	$11,269

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

The following table reflects the outstanding balance and related carrying value of PCI loans as of the dates indicated (dollars in thousands):

	March 31, 2014		December 31, 2013
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and Industrial	$1,580	$1,017	$1,599	$1,046
Commercial and Other Real Estate	3,520	2,093	5,611	3,282
Other	0	0	0	0

Total	$5,100	$3,110	$7,210	$4,328

The following table reflects the activities in the accretable net discount for PCI loans for the period indicated (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$395	$9
Accretion, included in interest income	(17)	(0)
Reclassifications from non-accretable yield	0	0

Balance, end of period	$378	$9

Note 7 - Qualified Affordable Housing Project Investments

The Company’s investment in Qualified Affordable Housing Projects that generate Low Income Housing Tax Credits (“LIHTC”) at March 31, 2014 was $4.4 million, compared to $4.5 million at December 31, 2013. The decrease of $116,000 represents the amortization of the principal balance for the first quarter of 2013. The funding liability for the LIHTC at March 31, 2014 was $3.5 million compared to $4.0 million, at December 31, 2013. See Note 11 – Qualified Affordable Housing Project Investments in the Company’s 10-K financial statements at December 31, 2013 for additional detail regarding the Company’s investment in LIHTC.

Note 8 - Borrowings and Subordinated Debentures

Securities Sold Under Agreements to Repurchase

The Company enters into certain transactions, the legal form of which are sales of securities under agreements to repurchase (“Repos”) at a later date at a set price. Securities sold under agreements to repurchase generally mature within 1 day to 180 days from the issue date and are routinely renewed.

As discussed in Note 5 – Investment Securities, the Company has pledged certain investments as collateral for these agreements. Securities with a fair value of $12.4 million and $11.8 million were pledged to secure the Repos at March 31, 2014 and December 31, 2013, respectively. The Company segregates both the principal and accrued interest on these securities with the Company’s third party safekeeping custodians. All principal and interest payments on the investment securities that are pledged as collateral on the Repo program are received directly by the safekeeping custodian.

The tables below describe the terms and maturity of the Company’s securities sold under agreements to repurchase as of the dates indicated (dollars in thousands):

	March 31, 2014
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
February 3, 2014	$750	0.10%	61 days	April 5, 2014
March 31, 2014	11,215	0.10% – 0.375%	1 days	April 1, 2014

Total	$11,965	0.28%

	December 31, 2013
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
December 3, 2013	$750	0.10%	62 days	February 3, 2014
December 31, 2013	10,391	0.10% – 0.40%	2 days	January 2, 2014

Total	$11,141	0.30%

Federal Home Loan Bank Borrowings

The Company maintains a secured credit facility with the Federal Home Loan Bank of San Francisco “FHLB”, allowing the Company to borrow on an overnight and term basis. The Company’s credit facility with the FHLB is $351.7 million, which represents approximately 25% of the Bank’s total assets, as reported by the Bank in its December 31, 2013 FFIEC Call Report.

As of March 31, 2014, the Company had $568 million of loan collateral pledged with the FHLB which provides $227 million in borrowing capacity. The Company has no investment securities pledged with the FHLB to support this credit facility. In addition, the Company must maintain an investment in the Capital Stock of the FHLB. The Company is required to purchase FHLB common stock to support its FHLB advances. Under the FHLB Act, the FHLB has a statutory lien on the FHLB capital stock that the Company owns and the FHLB capital stock serves as further collateral under the borrowing line.

The Company had no outstanding advances (borrowings) with the FHLB as of March 31, 2014 or December 31, 2013.

Subordinated Debentures

The following table summarizes the terms of each issuance of subordinated debentures outstanding as of March 31, 2014:

Series	Amount (in thousands)	Issuance Date	Maturity Date	Rate Index	Current Rate	Next Reset Date
Trust I	$6,186	12/10/04	03/15/35	3 month LIBOR + 2.05%	2.283%	6/16/14
Trust II	3,093	12/23/05	03/15/36	3 month LIBOR + 1.75%	1.983%	6/16/14
Trust III	3,093	06/30/06	09/15/36	3 month LIBOR + 1.85%	2.083%	6/16/14

Subtotal	12,372
Unamortized fair value adjustment	(2,953)

Net	$9,419

The Company had an aggregate outstanding contractual balance of $12.4 million in subordinated debentures at March 31, 2014. These subordinated debentures were issued in three separate series. Each issuance had a maturity of 30 years from their approximate date of issue. All three subordinated debentures are variable rate instruments that reprice quarterly based on the three month LIBOR plus a margin (see tables above). All three subordinated debentures had their interest rates reset in March 2014 at the current three month LIBOR plus their index, and will continue to reprice quarterly through their maturity date. All three subordinated debentures are currently callable at par with no prepayment penalties.

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

Note 9 - Derivative Financial Instruments

At March 31, 2014, the Company has twenty three pay-fixed, receive-variable, interest rate contracts that are designed to convert fixed rate loans into variable rate loans. The Company acquired these interest rate swap contracts (“swaps”) on July 31, 2012 as a result of the merger with PC Bancorp. None of the original twenty four swap contracts acquired in the PC Bancorp acquisition were designated as accounting hedges from the acquisition date through September 30, 2012. Twenty one of the original interest rate swap contracts were re-designated as accounting hedges effective October 1, 2012.

The Company also acquired as part of the PC Bancorp acquisition, a pay-fixed, receive-variable, interest rate swap contract that was originally utilized to convert a fixed rate borrowing on a subordinated debenture to a variable rate borrowing. The fixed rate subordinated debenture converted to a variable rate borrowing in December of 2012 and the swap matured in 2013.

Prior to the merger with PC Bancorp, the Company did not utilize interest rate swaps to manage its interest rate risk position. The Company has incorporated these instruments into its asset liability program when monitoring its interest rate risk position. All of the interest rate swap contracts are with the same counterparty bank. The total notional amount of the outstanding swap contracts as of March 31, 2014 is $31.6 million. The outstanding swaps have original maturities of up to 15 years.

Balance Sheet Classification of Derivative Financial Instruments

The following tables present the notional amount and the fair values of the asset and liability of the Company’s derivative instruments as of the dates and periods indicated (dollars in thousands):

	Liability Derivatives
	March 31, 2014	December 31, 2013
Interest rate contacts notional amount	$31,626	$31,914

Derivatives not designated as hedging instruments:
Interest rate swap contracts fair value	$677	$738

Derivatives designated as hedging instruments:
Interest rate swap contracts fair value	3,022	3,205

Total interest rate contracts fair value	$3,699	$3,943

Balance sheet location	Accrued Interest Payable and Other Liabilities	Accrued Interest Payable and Other Liabilities

The Effect of Derivative Instruments on the Consolidated Statements of Income

The following table summarizes the effect of derivative financial instruments on the consolidated statements of income for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Derivatives not designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$61	$62
Payments on interest rate swap contracts on loans	(68)	(87)

Net decrease in other non-interest income	(7)	(25)

Interest rate swap contracts – subordinated debenture
Increase in fair value of interest rate swap contracts	0	70
Payments on interest rate swap contracts on subordinated debentures	0	(70)

Net decrease in other non-interest income	0	0

Net decrease in other non-interest income	$(7)	$(25)

Derivatives designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$183	$345
Increase (decrease) in fair value of hedged loans	73	(69)
Payment on interest rate swap contracts on loans	(316)	(302)

Net (decrease) in interest income on loans	$(60)	$(26)

The total amount of interest paid on all interest rate swap contracts by the Company for the three months ended March 31, 2014 and 2013 was $384,000 and $459,000, respectively. The total change in the fair value of the interest rate swap contracts for the three months ended March 31, 2014 was a decrease in the fair value liability balance of $244,000. The decline in the fair value liability of the interest rate swap contracts for the three months ended March 31, 2014 was the result of the decrease in the estimated net future cash flow payments expected to be made by the Company through the maturity date of the swap contracts. The decline in the estimated net cash flow payments was the result of a three month decline in the remaining maturity on the swaps, and a general increase in the LIBOR futures swap rates used in the cash flow calculations. Since the Company receives variable rate payments on the swap contracts, increases in the LIBOR futures swap rates reduces the net cash flow payments and liability balance of the swap contracts. The decline in the fair value liability of the interest rate swap contracts for the three months ended March 31, 2013 was primarily a result of a three month decline in the remaining maturity on the swap contracts and an increase in the LIBOR futures swap rates used in the cash flow calculations.

The interest rate swap contract associated with the subordinated debenture that was to mature in June 2013 was liquidated during the first quarter of 2013.

Under the interest rate swap contracts, the Company is required to pledge and maintain collateral for the credit support under these agreements. At March 31, 2014, the Company had $2.7 million in certificates of deposit and $1.6 million in non-interest bearing balances for a total of $4.3 million with the counterparty, Pacific Coast Bankers Bank. Of this amount, $4.0 million is required to be pledged as collateral under the interest rate swap contracts.

Note 10 - Balance Sheet Offsetting

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

The table below presents the Company’s financial instruments that may be eligible for offsetting which include securities sold under agreements to repurchase that have no enforceable master netting arrangement and derivative securities that could be offset in the consolidated financial statements due to an enforceable master netting arrangement (dollars in thousands):

	Gross Amounts Recognized in the Consolidated	Gross Amounts Offset in the Consolidated	Net Amounts of Assets Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount (Collateral over liability balance
	Balance Sheets	Balance Sheets	Balance Sheets	Financial Instruments	Collateral Pledged	required to be pledged)
March 31, 2014
Financial Liabilities:
Interest rate swap contracts fair value (See Note 9 – Derivative Financial Instruments)	$3,699	$0	$3,699	$3,699	$3,967	$268

Securities sold under agreements to repurchase (See Note 8 – Borrowings and Subordinated Debentures)	11,965	0	11,965	11,965	12,418	453

Total	$15,664	$0	$15,664	$15,664	$16,385	$721

December 31, 2013
Financial Liabilities:
Interest rate swap contracts fair value (See Note 9 – Derivative Financial Instruments)	$3,943	$0	$3,943	$3,943	$4,194	$251

Securities sold under agreements to repurchase (See Note 8 – Borrowings and Subordinated Debentures)	11,141	0	11,141	11,141	11,750	609

Total	$15,084	$0	$15,084	$15,084	$15,944	$860

Note 11 - Stock Options and Restricted Stock

Equity Compensation Plans

The Company’s 2007 Equity and Incentive Plan, “Equity Plan,” was adopted by the Company in 2007 and replaced two prior equity compensation plans. The Equity Plan provides for significant flexibility in determining the types and terms of awards that may be made to participants. The Equity Plan was revised and approved by the Company’s shareholders in 2011 and adopted by the Company as part of the Bank holding company reorganization. This plan is designed to promote the interest of the Company in aiding the Company to attract and retain employees, officers and non-employee directors who are expected to contribute to the future success of the organization. The Equity Plan is intended to provide participants with incentives to maximize their efforts on behalf of the Company through stock-based awards that provide an opportunity for stock ownership. This plan provides the Company with a flexible equity incentive compensation program, which allows the Company to grant stock options, restricted stock, restricted stock award units and performance units. Certain options and share awards provide for accelerated vesting, if there is a change in control, as defined in the Equity Plan. These plans are described more fully in Note 16 – Stock Options and Restricted Stock in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

At March 31, 2014, future compensation expense related to un-vested stock option and un-vested restricted stock grants are reflected in the table below (dollars in thousands):

Future Stock Based Compensation Expense	Stock Options	Restricted Stock	Total
Remainder of 2014	$6	$1,211	$1,217
2015	2	712	714
2016	0	187	187
2017	0	18	18
2018	0	3	3
Thereafter	0	0	0

Total	$8	$2,131	$2,139

The estimated fair value of both incentive stock options and non-qualified stock options granted in prior years, have been calculated using the Black-Scholes option pricing model. The use of the Black-Scholes model and the variables and assumptions are described in Note 16 – Stock Options and Restricted Stock in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Stock Options

There have been no stock options granted by the Company after 2010.

The following table summarizes the share option activity under the plans as of the date and for the period indicated:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock options at December 31, 2013	434,740	$13.89	2.1	$1,913
Granted	0	0
Exercised	(103,594)	9.87
Forfeited	0	0.00
Expired	0	0.00

Outstanding stock options at March 31, 2014	331,146	$15.14	2.1	$1,348

Exercisable options at March 31, 2014	313,871	$15.32	2.1	$1,236
Unvested options at March 31, 2014	17,275	$11.92	2.6	$112
Outstanding, vested and expected to vest at March 31, 2014	331,146	$15.14	2.1	$1,348

The Company recorded stock option compensation expense of $4,000 and $9,000 for the three month period ended March 31, 2014 and 2013, respectively.

At December 31, 2013, there was one executive officer of the Company that had a remaining balance of 88,344 shares that were exercisable under Rule 10b5-1(c) (1) “10b5 Plan” under the Securities Exchange Act of 1934, as amended. This plan had been adopted by the executive officer in the 4th quarter of 2013. During the first quarter of 2014 all 88,344 options that remained outstanding were exercised and sold. In addition, there was an additional 15,250 options exercised by employees in the first quarter of 2014.

The total intrinsic value of options exercised during the three months ended March 31, 2014 was $840,000 and there were no options exercised during the three months ended March 31, 2013.

Restricted Stock

The weighted-average grant-date fair value per share in the table below is calculated by taking the total aggregate cost of the restricted shares issued divided by the number of shares of restricted stock issued. The aggregate cost of the restricted stock was calculated by multiplying the number of shares granted at each of the grant dates by the closing stock price of the Company’s common stock on the date of the grant. The following table summarizes the restricted stock activity under the Equity Plan for the period indicated:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Unvested at December 31, 2013	266,050	$13.49
Granted	40,900	18.07
Vested	28,125	12.41
Cancelled and forfeited	(500)	11.75

Unvested at March 31, 2014	278,325	$14.27

Restricted stock compensation expense related to the restricted stock grants reflected in the table above was $404,000 and $249,000 for the three month period ended March 31, 2014 and 2013, respectively. Restricted stock awards reflected in the table above are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed.

Note 12 - Common Stock

During the first quarter of 2014, the Company’s outstanding common stock increased by 132,544 shares to 11,213,908 at March 31, 2014. The components of this increase are as follows: The Company issued 103,594 shares of stock from the exercise of employee stock options for a total value of $1.0 million. The Company issued 40,900 shares of restricted stock to the Company’s employees, cancelled 500 shares of unvested restricted stock related to employee turnover and repurchased 10,950 shares of restricted stock that had a value of $186,000 related to employees electing to pay their tax obligation via the repurchase of the stock by the Company. The net issuance of restricted stock for 2014 was 28,950 shares. See Note 11 – Stock Options and Restricted Stock for additional detail related to the issuances of these shares.

During 2013, the Company issued 282,031 shares of stock from the exercise of employee stock options for a total value of $2.8 million. The Company issued 81,050 shares of restricted stock to the Company’s directors and employees, cancelled 11,600 shares of unvested restricted stock related to employee turnover and cancelled 28,791 shares of restricted stock that had a value of $422,000, when employees elected to pay their tax obligation via the repurchase of the stock by the Company. The net issuance of restricted stock for 2013 was 69,450 shares.

Note 13 - Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the periods indicated (dollars in thousands):

	Before Tax	Tax Effect	Net of Tax
Three Months Ended – March 31, 2014
Net unrealized gains (losses) on investment securities:
Beginning balance	$(348)	$143	$(205)

Net unrealized gains arising during the period	268	(110)	158

Reclassification adjustment for gains realized in net income	0	0	0

Net other comprehensive income	268	(110)	158

Ending balance	$(80)	$33	$(47)

	Before Tax	Tax Effect	Net of Tax
Three Months Ended – March 31, 2013
Net unrealized gains on investment securities:
Beginning balance	$2,369	$(975)	$1,394

Non-credit portion of other-than-temporary impairments arising during the period	(32)	13	(19)
Net unrealized losses arising during the period	(89)	37	(52)

Other comprehensive loss before reclassifications	(121)	50	(71)
Reclassification adjustment for gains realized in net income	(5)	2	(3)

Net other comprehensive loss	(126)	52	(74)

Ending balance	$2,243	$(923)	$1,320

Note 14 - Commitments and Contingencies

Litigation

From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company accrues for any probable loss contingencies that are estimable and discloses any material losses. As of March 31, 2014, there were no legal proceedings against the Company the outcome of which are expected to have a material adverse impact on the Company’s financial position, results of operations or cash flows, as a whole.

Financial Instruments with Off Balance Sheet Risk

See Note 22 – Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Financial instruments with off balance sheet risk include commitments to extend credit of $386 million and $346 million at March 31, 2014 and December 31, 2013, respectively. Included in the aforementioned commitments were standby letters of credit outstanding of $40.0 million and $40.6 million at March 31, 2014 and December 31, 2013, respectively.

Note 15 - Fair Value of Assets and Liabilities

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The required disclosure within the financial statements of the fair value of financial assets and financial liabilities includes both those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis and those reported on a non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value, and for estimating the fair value of financial assets and financial liabilities not recorded at fair value, are discussed below.

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

Impaired Loans: The fair value of impaired loans is determined based on an evaluation at the time the loan is originally identified as impaired, and periodically thereafter, at the lower of cost or fair value. Fair value on impaired loans is measured based on the value of the collateral securing these loans, less costs to sell, if the loan is collateral dependent, or based on the discounted cash flows for non-collateral dependent loans. Collateral on collateral dependent loans may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals performed by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically significant and unobservable. For unsecured loans, the estimated future discounted cash flows of the business or borrower, are used in evaluating the fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The inputs utilized in determining the fair value of impaired loans are unobservable and accordingly, these financial assets are classified within Level 3 of the fair value hierarchy.

Interest Rate Swap Contracts: The fair value of the interest rate swap contracts are provided by an independent third party vendor that specializes in interest rate risk management and fair value analysis using a model that utilizes current market data to estimate cash flows of the interest rate swaps utilizing the future LIBOR yield curve for accruing and the future Overnight Index Swap Rate (Fed Funds Effective Swap Rate) “OIS” yield curve for discounting through the maturity date of the interest rate swap contract. The future LIBOR yield curve is the primary input in the valuation of the interest rate swap contracts. Both the LIBOR and OIS yield curves are readily observable in the marketplace. Accordingly, the interest rate swap contracts are classified within Level 2 of the fair value hierarchy.

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

Maturing Deposits: The fair values of fixed maturity certificates of deposit (time deposits) ) “CD’s” are estimated using a discounted cash flow calculation that applies current market deposit interest rates to the Company’s current certificates of deposit interest rates for similar term certificates. The inputs utilized in determining the fair value of maturing deposits are observable from published and quoted CD rates marketed by other financial institutions and accordingly, these financial liabilities are classified within Level 2 of the fair value hierarchy.

Securities Sold under Agreements to Repurchase (“Repos”): The fair value of securities sold under agreements to repurchase is estimated based on the discounted value of future cash flows expected to be paid on the deposits. The carrying amounts of Repos with maturities of 90 days or less approximate their fair values. The fair value of Repos with maturities greater than 90 days is estimated based on the discounted value of the contractual future cash flows. The inputs utilized in determining the fair value of securities sold under agreements to repurchase are observable and accordingly, these financial liabilities are classified within Level 2 of the fair value hierarchy.

Subordinated Debentures: The fair value of the three variable rate subordinated debentures (“debentures”) is estimated using a discounted cash flow calculation that applies the three month LIBOR plus the margin index at March 31, 2014, to the cash flows from the debentures, based on the actual interest rate the debentures were accruing at March 31, 2014. Because all three of the debentures re-priced on March 16, 2014 based on the current three month LIBOR index rate plus the index margin at that date, and with relatively little to no change in the three month LIBOR index rate from the re-pricing date through March 31, 2014, the current face value of the debentures and their calculated fair value are approximately equal. The inputs utilized in determining the fair value of subordinated debentures are observable and accordingly, these financial liabilities are classified within Level 2 of the fair value hierarchy.

Fair Value of Commitments: Loan commitments that are priced on an index plus a margin to a market rate of interest are reported at the carrying value of the loan commitment. Loan commitments on which the committed fixed interest rate is less or more than the current market rate were insignificant at March 31, 2014 and December 31, 2013.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis as of the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets – March 31, 2014
Investment securities available-for-sale	$102,155	$0	$102,155	$0

Financial Liabilities – March 31, 2014
Interest Rate Swap Contracts	$3,699	$0	$3,699	$0

Financial Assets – December 31, 2013
Investment securities available-for-sale	$106,488	$0	$106,488	$0

Financial Liabilities – December 31, 2013
Interest Rate Swap Contracts	$3,943	$0	$3,943	$0

At December 31, 2013 and at March 31, 2014 the Company had no financial assets or liabilities that were measured at fair value on a recurring basis that required the use of significant unobservable inputs (Level 3), and thus a table has not been provided for the three months ended March 31, 2014. The following table presents a roll forward of all assets and liabilities and additional information about the financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the date and period indicated (dollars in thousands):

Financial Assets – Measured at Fair Value on a Recurring Basis using Unobservable Inputs	Balance at January 1	Included in Earnings	Included in Other Comprehensive Income (Loss)	Purchases, Issuances, Sales, Settlements	Transfers into (out of) Level 3	Balance at March 31
Period ended March 31, 2013
Private Issue CMO Securities	$2,910	$(5)	$(866)	$(2,039)	$0	$0

Total	$2,910	$(5)	$(866)	$(2,039)	$0	$0

There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis for the period ended March 31, 2014 and 2013.

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

There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a non-recurring basis for the three months ended March 31, 2014 and 2013.

The following table presents the balances of assets and liabilities measured at fair value on a non-recurring basis by caption and by level within the fair value hierarchy as of the dates indicated (dollars in thousands):

	Recorded Investment Carrying Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets – March 31, 2014
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs (non-purchased credit impaired loans)	$264	$0	$0	$264

Total	$264	$0	$0	$264

Financial Assets – December 31, 2013
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs (non-purchased credit impaired loans)	$264	$0	$0	$264

Total	$264	$0	$0	$264

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of the dates indicated (dollars in thousands):

	Fair Value	Valuation Methodology	Valuation Model and/or Factors	Unobservable Input Values
Financial Assets – March 31, 2014
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-off (1)	$264	Credit loss estimate of aged accounts receivable collateral	Credit loss factors on aging of accounts receivable collateral	80%
		Commercial real estate appraisal	Sales approach (2)
			Estimated selling costs	8%

Financial Assets – December 31, 2013
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-off (1)	$264	Credit loss estimate of aged accounts receivable collateral	Credit loss factors on aging of accounts receivable collateral	80%
		Commercial real estate appraisal	Sales approach (2)
			Estimated selling costs	8%

(1)	The Company has recorded total charge-offs of $605,000 on the principal balance on two of the loans included in the balance in the above table. These charge-offs were recorded in 2013.
(2)	For the one commercial real estate loan included in the above table, the Company established the fair value of the loan based on a recent commercial real estate appraisal. The Company selected the “sales approach” for valuing the collateral over the “income approach” or the “cost approach” in establishing the fair value of the collateral.

Fair Value of Financial Assets and Liabilities

The required disclosure within the financial statements of the fair value of financial assets and financial liabilities, include both those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis and those reported on a non-recurring basis. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of March 31, 2014 and December 31, 2013. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The description of the valuation methodologies used for assets and liabilities measured at fair value and for estimating fair value for financial instruments not recorded at fair value has been described above.

The table below presents the carrying amounts and fair values of financial instruments based on their fair value hierarchy indicated (dollars in thousands):

		Fair Value
	Recorded Investment Carrying Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2014
Financial Assets
Investment securities available-for-sale	$102,155	$0	$102,155	$0
Loans, net	934,684	0	0	941,378
Financial Liabilities
Certificates of deposit	62,303	0	62,376	0
Securities sold under agreements to repurchase	11,965	0	11,965	0
Subordinated debentures	9,419	0	12,372	0
Interest rate swap contracts	3,699	0	3,699	0

December 31, 2013
Financial Assets
Investment securities available-for-sale	$106,488	$0	$106,488	$0
Loans, net	922,591	0	0	926,500
Financial Liabilities
Certificates of deposit	63,581	0	63,680	0
Securities sold under agreements to repurchase	11,141	0	11,141	0
Subordinated debentures	9,379	0	12,372	0
Interest rate swap contracts	3,943	0	3,943	0

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

See “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” below relating to “forward-looking” statements included in this report.

The following is management’s discussion and analysis of the major factors that influenced the results of the operations and financial condition of CU Bancorp, the (“Company”) for the current period. This analysis should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2013 Annual Report on Form 10K and with the unaudited financial statements and notes as set forth in this report.

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

We make forward-looking statements as set forth above and regarding projected sources of funds, availability of acquisition and growth opportunities, dividends, adequacy of our allowance for loan and lease losses and provision for loan and lease losses, our loan portfolio and subsequent charge-offs. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the SEC, Item 1A of our Annual Report on Form 10-K, and the following:

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

For a more complete discussion of these risks and uncertainties, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and particularly, Item 1A, titled “Risk Factors.”

Recent Developments

Regulatory Legislation

Dodd-Frank Wall Street Reform and Consumer Protection Act:

For a discussion regarding the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act, see the Company’s December 31, 2013 Form 10K, Part I, Item 1 – Business – Supervision and Regulation – Recent Legislation and Regulation – Dodd-Frank Wall Street Reform and Consumer Protection Act, Final Volker Rule, and Bureau of Consumer Financial Protection.

Basel III Capital Standards:

For a discussion regarding the phase in of the new Basel III capital requirements see the Company’s December 31, 2013 Form 10K, Part I, Item 1 – Business – Recent Legislation and Regulation – New Financial Institution Capital Rules.

The Company has evaluated the final rules and their expected impact on the Company and based upon our assessment we believe the Company’s and Bank’s current capital levels at March 31, 2014 would equal or exceed these minimum capital requirements, including the capital conservation buffer, if they were in effect on that date.

Capital

At March 31, 2014, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” under the current capital guidelines.

The following table sets forth the regulatory capital requirements and the actual capitalization levels for the Company and the Bank as of March 31, 2014:

	Adequately Capitalized	Well Capitalized	CU Bancorp	California United Bank
	(greater than or equal to)
Total Risk-Based Capital Ratio	8.0%	10.0%	13.0%	12.1%
Tier 1 Risk-Based Capital Ratio	4.0%	6.0%	12.0%	11.1%
Tier 1 Leverage Capital Ratio	4.0%	5.0%	10.2%	9.4%

Corporate Governance

The following are some of the key corporate governance practices at both the Company and the Bank, which are oriented to ensure that there are no conflicts of interest and that the Company operates in the best interests of shareholders:

•	Eight of the Company’s and Bank’s eleven directors at March 31, 2014 are independent outside directors.

•	A new independent director was appointed effective April, 1, 2014.

•	None of the Company’s senior officers and directors have received loans from the Bank.

•	There are no loans by the Bank to outside companies controlled by, or affiliated with officers or directors.

•	The Company’s Board of Directors has Audit and Risk, and Compensation, Nomination and Governance committees comprised solely of independent outside directors.

Number of Employees

The number of active full-time equivalent employees increased from 176 at December 31, 2013 to 181 at March 31, 2014.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Our critical accounting policies are described in greater detail in our 2013 Annual Report on Form 10-K, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessment, are as follows:

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

Derivative Financial Instruments and Hedging Activities

All derivative instruments are recorded on the consolidated balance sheet at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and hedged item related to the hedged risk are recognized in earnings. Current financial accounting and reporting standards require every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the consolidated balance sheet as either an asset or liability measured at its fair value. Accounting standards require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

Business Combinations

The Company has a number of fair value adjustments recorded within the consolidated financial statements at March 31, 2014 that were created from the business combinations with California Oaks State Bank (“COSB”) and Premier Commercial Bancorp (“PC Bancorp”) on December 31, 2010 and July 31, 2012, respectively. These fair value adjustments include the Company’s goodwill, fair value adjustments on loans, core deposit intangible assets, other intangible assets, fair value adjustments to acquired lease obligations, fair value adjustments to high rate certificates of deposit and fair value adjustments on derivatives. The assets and liabilities acquired through acquisition have been accounted for at fair value as of the date of the acquisition. The goodwill that was recorded on the transactions represented the excess of the purchase price over the fair value of net assets acquired. If the consideration paid would have been less than the fair value of the net assets acquired, the Company would have recorded a bargain purchase gain. Goodwill is not amortized and is reviewed for impairment on October 1st of each year. If an event occurs or circumstances change that result in the Company’s fair value declining to below its book value, the Company would perform an impairment analysis at that time.

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

RESULTS OF OPERATIONS

The following table presents condensed statements of income and related performance data for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands, except per share data):

	Three Months Ended March 31,
	Amounts		Increase (Decrease)
	2014	2013
Interest Income	$12,636	$12,069	$567	4.7%
Interest Expense	463	531	(68)	(12.8)%

Net Interest Income	12,173	11,538	635	5.5%
Provision for loan losses	75	134	(59)	(44.0)%
Gain on sale of securities	0	5	(5)	(100.0)%
Gain on sale of SBA loans	438	350	88	25.1%
Other non-interest income	1,352	1,071	281	25.2%
Non-interest expense	9,549	9,309	240	2.6%
Provision for Income Taxes	1,673	1,366	307	22.5%

Net Income	$2,666	$2,155	$511	23.7%

Earnings per share
Basic	$0.25	$0.21	$0.04	19.0%
Diluted	$0.24	$0.20	$0.04	20.0%
Return on average equity	7.70%	6.87%	0.83%	12.1%
Return on average assets	0.78%	0.69%	0.09%	13.0%
Net interest rate spread	3.64%	3.82%	(0.18)%	(0.05)%
Net interest margin	3.82%	4.00%	(0.18)%	(0.05)%
Efficiency ratio (1)	68.39%	71.83%	(3.45)%	(4.8)%

(1)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income, gain on sale of SBA loans, and other non-interest income.

Operations Performance Summary

Three Months Ended March 31, 2014 and 2013

The Company reported net income of $2.7 million (or earnings per share of $0.25 and $0.24 on a basic and diluted basis, respectively) for the quarter ended March 31, 2014, compared to net income of $2.2 million (or earnings per share of $0.21 and $0.20 on a basic and diluted basis, respectively) for the same period of 2013. This represents a $511,000 or 23.7% increase between the two periods. The following describes the changes in the major components of the Company’s net income for the three months ended March 31, 2014 compared to the comparable period in 2013:

The increase in interest income of $567,000 to $12.6 million for the quarter ended March 31, 2014, compared to the same period of 2013 is primarily the result of an increase in average interest earning assets of $125 million, partially offset by a decrease in the overall yields on interest-earning assets of 23 basis points to 3.96%. The increase in average interest earning assets increased interest income by $1.1 million, while the decline in the yield of 23 basis points decreased interest income by $557,000 for the first quarter of 2014 compared to 2013.

Loan interest income for the quarter ended March 31, 2014, increased by $499,000 to $11.9 million, or 4.4% compared to the same period of 2013. This increase was attributable to an increase in the average loan balance of $81 million or 9.6% between the two periods, which added $1.1 million to loan interest income. For the quarter ended March 31, 2013, the Company’s average quarterly loan portfolio was $842 million, and for the quarter ended March 31, 2014 the average quarterly loan portfolio had grown to $923 million. Loan interest income was negatively impacted by a decline in the overall loan yield of 26 basis points, from 5.5% during the first quarter of 2013, to 5.24% in the first quarter of 2014. The impact was a decline of $620,000 in loan interest income during the first quarter of 2014 compared to the first quarter of 2013. During 2013, yields on new loans were generally lower than loans paying off, and as a result, the Company has seen a decline in the core loan yield over the last four quarters. However, during the first quarter of 2014, the coupon on new loans originated (4.66%) was higher than the average yields of loans paying off. The decline in loan interest income during the first quarter of 2014 occurred primarily because the rates on loans paying off during the first quarter of 2014 were lower than those that paid off in 2013. Additionally, there was a higher concentration of CRE originations during the quarter, which carry higher coupon rates. The overall loan income from the amortization of unearned loan fee income and fair value discounts for the first quarter of 2013 was $1.2 million which compares to $1.3 million for the first quarter of 2014. During the first quarter of 2014, loan interest income was positively impacted by $519,000 related to the discount earned on early loan payoffs of acquired loans, including one discount of $445,000. This compares to $37,000 of discount earned on early loan payoffs during the first quarter of 2013.

Interest income on investment securities increased by $17,000 to $501,000, a 3.5% increase for the quarter ended March 31, 2014 compared to the same period of 2013. The overall increase in investment securities income was attributable to an increase in the overall yields between the two periods, partially offset by a decrease in the average balances. An increase of $50,000 in investment securities income was attributable to an increase of 0.19% in the overall yield. The overall yield increased from 1.72% for the first quarter of 2013 to 1.91% for the first quarter of 2014, and was primarily related to the maturity of lower yielding agency, treasury and muni securities during 2013, resulting in a higher yielding securities portfolio in the first quarter of 2014. The investment securities average balance declined by $7.6 million, which reduced investment securities income by $33,000 for the quarter ended March 31, 2014.

Interest income on interest bearing deposits in other financial institutions increased by $51,000 to $211,000, or 31.9% for the first quarter of 2014 compared to the same period of 2013. The increase in interest income was primarily attributable to the increase of $52 million, or 24.1% in average balances from $215 million for the first quarter of 2013 to $266 million for the first quarter of 2014. The overall yield increased 2 basis points, from 0.30% in the first quarter of 2013 to 0.32% in the first quarter of 2014. The increase in the average balances attributed an increase of $38,000 in interest income, while the higher yield increased interest income by $13,000. The increase in the outstanding balances between these periods was the result of the Company investing additional liquidity into these investments. These investments included the interest bearing balances maintained with the Federal Reserve Bank (“FRB”) earning 25 basis points, individual certificates of deposit invested in other financial institutions (generally not to exceed the $250,000 FDIC insurance limit on each) for terms longer than 60 days but not exceeding one year, and other overnight interest bearing balances with correspondent banks of the Company.

Interest expense on interest bearing deposit accounts decreased by $40,000 to $348,000, or 10.3% for the first quarter of 2014 compared to the same period of 2013. The decrease in interest expense on deposits was primarily attributable to the decrease in the rates paid on deposits, partially offset by an increase in the average balance. The overall rate decreased by 4 basis points, from 0.29% in the first quarter of 2013 to 0.25% in the first quarter of 2014, which resulted in a decrease in interest expense of $55,000. Partially offsetting this decrease in interest expense was a $29 million increase in the average balance of interest earning deposits, from $545 million for the first quarter of 2013 to $574 million for the first quarter of 2014. The increase in the average balances increased interest expense on deposits by $15,000.

Interest expense on borrowings decreased by $28,000 to $115,000, or 19.6% for the first quarter of 2014 compared to the same period of 2013. The decrease was attributable to a $14 million decrease in the average balance resulting in a decrease of $7,000 in interest expense. While the overall rate on borrowings increased 53 basis points from 1.65% for the first quarter of 2013 to 2.18% for the first quarter of 2014, the rate increase was the result of the change in the composition of the two interest bearing instruments that make up this category. The decrease in the average balance on the Repos between the quarters was a result of one of the Company’s customers moving their balances out of the Company’s Repo program and into an interest bearing deposit account with the Company.

The Company’s overall net interest margin declined 18 basis points from 4.0% at March 31, 2013 to 3.82% at March 31, 2014. This decline was primarily a result of the decline in the overall loan yield by 26 basis points offset by a 5 basis point decline in the rate paid on interest-bearing liabilities and an increase on the yield of other earning assets of 3 basis points. The impact of the early loan payoffs to the net interest margin was 16 basis points for the first quarter of 2014 compared to only 1 basis point for the first quarter of 2013.

The Company recorded a provision for loan losses of $75,000 for the first quarter of 2014, compared to a provision for loan losses of $134,000 for the same period in 2013. A provision for the first quarter of 2014 was the result of a $24 million increase in the Company’s organic loan balances from $706 million at December 31, 2013 to $730 million at March 31, 2014. The provision amount reflects increases in asset quality, an improving economy and loan recoveries of $145,000 for the first quarter of 2014. The Company’s allowance for loan loss was 1.48% of the outstanding organic loan balance (loans that are accounted for at historical cost) which excludes loans that were accounted for at fair value from the COSB and PC Bancorp acquisitions. During the first quarter of 2014, the Company had no loan charge-offs and $145,000 of loan recoveries, compared to $121,000 of loan charge-offs and $25,000 of loan recoveries for the first quarter of 2013.

Non-interest income increased by $364,000 to $1.8 million, or 26%, for the first quarter of 2014, compared to the same period of 2013. This overall increase was the result of an increase of the following: $88,000 in gain on sale of SBA loans, $62,000 in deposit account service charges resulting from growth in the number and balances of the Company’s deposit accounts, and $214,000 in other non-interest income. The $214,000 increase in other non-interest income was largely the result of an increase of the following: loan related transaction referral income of $75,000, letters of credit fees of $37,000, dividend income of $50,000, wire, interchange and revenue sharing fees of $18,000 and other loan related fees of $16,000. The fluctuation of $88,000 in the net gain on sale of SBA 7a loans for the first quarter of 2014 was the result of selling ten SBA 7a loans at gross premium in the range of $109 to $116 The gains will fluctuate as the decision to sell or retain SBA loans is made on an ongoing basis and is dependent on premiums in the secondary market and the Company’s liquidity needs.

Non-interest expense increased by $240,000 to $9.5 million, or 2.6% for the first quarter of 2014, compared to the same period of 2013. See the components in the “Non-Interest Expense” table for the first quarter of 2014 and their dollar and percent changes compared to the same period of 2013. This overall increase was the result of an increase of the following: $188,000 in salaries and employee benefits, $150,000 in stock based compensation expense, $16,000 in legal and professional expense and $67,000 in other operating expenses. Partially offsetting these cost increases was a decline in the following: $78,000 in occupancy cost, $25,000 in FDIC deposit assessment, $43,000 in merger related expense and $26,000 in OREO valuation write-downs and expenses. There were no merger related expenses or OREO valuation write-down and expenses in the first quarter of 2014 as the Company held no OREO in the first quarter of 2014. Occupancy expense declined due to the consolidation of the Irvine LPO and the acquired Irvine/Newport Beach branch into a new location. Stock based compensation expense increased in the first quarter of 2014 as restricted stock grants were awarded to key senior managers in the first quarter of 2014 as compared to restricted stock grants occurring later in 2013. In addition, the CEO received a restricted stock grant in the first quarter of 2014 in lieu of a cash bonus for 2013 performance. This grant vests in December 2014.

The provision for income tax expense for the quarter ended March 31, 2014 was $1.7 million, which represents an effective tax rate of approximately 38.6%, compared to income tax expense of $1.4 million or an effective tax rate of approximately 38.8% for the same period of 2013. The Company’s blended statutory tax rate is approximately 42.0%. The effective tax rate for the quarter ended March 31, 2014 is lower than the statutory rate is primarily due to permanent deductible differences such as income from cash surrender value of bank owned life insurance policies, and tax credits generated by the Company’s investments in low income housing and other tax credits. The Company’s taxable income is also affected by certain operating costs that are not tax deductible such as certain merger related costs, business entertainment expenses and membership dues. For the quarter ended March 31, 2013, the Bank was able to reduce taxable income by the net interest income on loans within the State of California designated enterprise zone areas for state income taxes. The net interest income deduction on loans located in enterprise zones expired at December 31, 2013.

Average Balances, Interest Income and Expense, Yields and Rates

Three Months Ended March 31, 2014 and 2013

The following table presents the Company’s average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yield/rate for the periods presented. All average balances are daily average balances (dollars in thousands).

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (5)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (5)
Interest-Earning Assets:
Loans (1)	$922,971	$11,924	5.24%	$842,234	$11,425	5.50%
Deposits in other financial institutions	265,750	211	0.32%	214,198	160	0.30%
Investment Securities (2)	104,767	501	1.91%	112,401	484	1.72%

Total interest-earning assets	1,293,488	12,636	3.96%	1,168,833	12,069	4.19%

Non-interest-earning assets	92,357			92,783

Total assets	$1,385,845			$1,261,616

Interest-Bearing Liabilities:
Interest bearing transaction accounts	$138,006	58	0.17%	$118,361	52	0.18%
Money market and savings deposits	373,258	234	0.25%	350,363	260	0.30%
Certificates of deposit	62,964	56	0.36%	76,246	76	0.40%

Total interest bearing deposits	574,228	348	0.25%	544,970	388	0.29%

Subordinated debentures	9,399	107	4.55%	9,198	124	5.39%
Securities sold under agreements to repurchase	11,951	8	0.27%	25,853	19	0.30%

Total borrowings	21,350	115	2.18%	35,051	143	1.65%

Total interest bearing liabilities	595,578	463	0.32%	580,021	531	0.37%

Non-interest bearing demand deposits	633,233			541,462

Total funding sources	1,228,811			1,121,483

Non-interest-bearing liabilities	16,595			12,844
Shareholders’ equity	140,439			127,289

Total liabilities and shareholders’ equity	$1,385,845			$1,261,616

Excess of interest-earning assets over funding sources	$64,677			$47,350
Net interest income		$12,173			$11,538
Net interest rate spread (3)			3.64%			3.82%
Net interest margin (4)			3.82%			4.00%

(1)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(2)	Average balances of investment securities are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(3)	Net interest rate spread represents the yield earned on average total interest-earning assets less the rate paid on average total interest-bearing liabilities.
(4)	Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(5)	Annualized

The following table reflects the composition of the net deferred loan fees, costs and fair value discounts at March 31, 2014 (dollars in thousands):

March 31, 2014
Accreting loan discount	$7,728
Non-accreting loan discount	1,567

Acquired loans remaining discount	9,295
Organic loans net deferred fees	2,377

Total	$11,672

Net Changes in Average Balances, Composition, Yields and Rates

Three Months Ended March 31, 2014 and 2013

The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Three Months Ended March 31,						Increase (Decrease)
	2014			2013
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Loans	$922,971	71.4%	5.24%	$842,234	72.1%	5.50%	$80,737	(0.7)%	(0.26)%
Deposits in other financial institutions	265,750	20.5%	0.32%	214,198	18.3%	0.30%	51,552	2.2%	0.02%
Investment Securities	104,767	8.1%	1.91%	112,401	9.6%	1.72%	(7,634)	(1.5)%	0.19%

Total interest-earning assets	$1,293,488	100.0%	3.96%	$1,168,833	100.0%	4.19%	$124,655		(0.23)%

Interest-Bearing Liabilities:
Non-interest bearing demand deposits	$633,233	51.5%		$541,462	48.3%		91,771	3.3%
Interest bearing transaction accounts	138,006	11.2%	0.17%	118,361	10.6%	0.18%	19,645	0.7%	(0.01)%
Money market and savings deposits	373,258	30.4%	0.25%	350,363	31.2%	0.30%	22,895	(0.9)%	(0.05)%
Certificates of deposit	62,964	5.1%	0.36%	76,246	6.8%	0.40%	(13,282)	(1.7)%	(0.04)%

Total deposits	1,207,461	98.3%	0.12%	1,086,432	96.9%	0.14%	121,029	1.4%	(0.02)%
Subordinated debentures	9,399	0.8%	4.55%	9,198	0.8%	5.39%	201	(0.1)%	(0.84)%
Securities sold under agreements to repurchase	11,951	1.0%	0.27%	25,853	2.3%	0.30%	(13,902)	(1.3)%	(0.03)%

Total Borrowings	21,350	1.7%	2.18%	35,051	3.1%	1.65%	(13,701)	(1.4)%	(0.53)%

Total funding sources	$1,228,811	100.0%	0.15%	$1,121,483	100.0%	0.19%	107,328		(0.04)%

Volume and Rate Variance Analysis of Net Interest Income

Three Months Ended March 31, 2014 and 2013

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

	Three Months Ended March 31, 2014 vs. 2013 Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income:
Loans	$1,119	$(620)	$499
Deposits in other financial institutions	38	13	51
Investment securities	(33)	50	17

Total interest income	1,124	(557)	567

Interest Expense:
Interest bearing transaction accounts	11	(5)	6
Money market and savings deposits	18	(44)	(26)
Certificates of deposit	(14)	(6)	(20)

Total deposits	15	(55)	(40)

Subordinated debentures	3	(20)	(17)
Securities sold under agreements to repurchase	(10)	(1)	(11)

Total Borrowings	(7)	(21)	(28)

Total interest expense	8	(76)	(68)

Net Interest Income	$1,116	$(481)	$635

Non-interest Expense

The following table sets forth certain information with respect to the Company’s non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	$	%
Salaries and employee benefits	$5,605	$5,417	$188	3.5%
Stock based compensation expense	408	258	150	58.1%
Occupancy	986	1,064	(78)	(7.3)%
Data processing	475	482	(7)	(1.5)%
Legal and professional	523	507	16	3.2%
FDIC deposit assessment	221	246	(25)	(10.2)%
Merger related expenses	0	43	(43)	(100.0)%
OREO valuation write-downs and expenses	0	26	(26)	(100.0)%
Office services expense	264	266	(2)	(0.8)%
Other operating expenses	1,067	1,000	67	6.7%

Total Non-Interest Expense	$9,549	$9,309	$240	2.6%

Non-interest expense for the three months ended March 31, 2014 increased by $240,000 to $9.5 million compared to the same period of 2013. For a more detailed discussion of these fluctuations see the Operations Performance Summary – Three Months Ended March 31, 2014 and 2013.

FINANCIAL CONDITION

Balance Sheet Analysis

The following table presents balance sheets as of the dates indicated and the dollar and percentage changes between the periods (dollars in thousands):

	March 31, 2014	December 31, 2013	Increase (Decrease)
			$	%
Assets
Cash and cash equivalents	$206,994	$241,287	$(34,293)	(14.2)%
Certificates of deposit in financial institutions	63,107	60,307	2,800	4.6%
Investment securities available-for-sale, at fair value	102,155	106,488	(4,333)	(4.1)%
Loans:
Loans	945,507	933,194	12,313	1.3%
Allowance for loan loss	(10,823)	(10,603)	(220)	2.1%

Net loans	934,684	922,591	12,093	1.3%

Goodwill	12,292	12,292	0	0.0%
Bank owned life insurance	21,352	21,200	152	0.7%
Other assets	41,779	43,651	(1,872)	(4.3)%

Total assets	$1,382,363	$1,407,816	$(25,453)	(1.8)%

Liabilities
Deposits:
Non-interest bearing demand deposits	$651,645	$632,192	$19,453	3.1%
Interest bearing transaction accounts	124,045	155,735	(31,690)	(20.3)%
Money market and savings deposits	365,405	380,915	(15,510)	(4.1)%
Certificates of deposit	62,303	63,581	(1,278)	(2.0)%

Total deposits	1,203,398	1,232,423	(29,025)	(2.4)%
Securities sold under agreements to repurchase	11,965	11,141	824	7.4%
Subordinated debentures, net	9,419	9,379	40	0.4
Accrued interest payable and other liabilities	15,323	16,949	(1,626)	(9.6)%

Total liabilities	1,240,105	1,269,892	(29,787)	(2.3)%

Shareholders’ Equity
Common stock	122,697	121,675	1,022	0.8%
Additional paid-in capital	8,865	8,377	488	5.8%
Retained earnings	10,743	8,077	2,666	33.0%
Accumulated other comprehensive income	(47)	(205)	158	(77.1)%

Total shareholders’ equity	142,258	137,924	4,334	3.1%

Total liabilities and shareholders’ equity	$1,382,363	$1,407,816	$(25,453)	(1.8)%

Total assets decreased by $25 million or 1.8%, during the three months ended March 31, 2014. The decline was the result of a reduction in interest bearing liabilities during the quarter.

During the first quarter of 2014, the Company had $24 million of net organic loan growth, primarily from new relationships, which was partially offset by $12 million in loan run-off from acquired portfolios from COSB and PC Bancorp. Total liabilities decreased by $30 million during the quarter ended March 31, 2014, primarily due to a $48 million decrease in interest bearing deposits, partially offset by a $19 million increase in non-interest bearing deposits. The Company’s non-interest bearing demand deposits represented 54% of total deposits at March 31, 2014, compared to 51% at December 31, 2013. The result was a total decline in deposit liabilities of $29 million. The decrease in interest bearing deposit liabilities was related primarily to real estate investors, who had accumulated interest bearing deposits with the Company over the fourth quarter and began deploying a portion of their funds for opportunistic real estate purchases during the first quarter of 2014. These same customers have continued to maintain their business relationship with the Company. In addition, one of the Company’s long standing deposit customers transferred approximately $18.4 million of interest-bearing deposits out of the Bank to be managed by an investment advisor. The Company, as part of its long-term business plan, has been focused on attracting low cost deposits including non-interest bearing deposits and continued to do so during the quarter ended March 31, 2014.

Shareholders’ equity increased by $4.3 million to $142.3 million, during the quarter ended March 31, 2014, primarily due to net income of $2.7 million, the exercise of employee stock options of $1.0 million, stock compensation expense of $408,000, the increase in other comprehensive income of $158,000 and excess tax benefits of $266,000.

Lending

The Company’s loan origination and lending activities continue to be focused primarily on direct contact with its borrowers through the Company’s relationship managers and/or executive officers. Total loans were $946 million at March 31, 2014, an increase of $12.3 million or 1.3% from $933 million at December 31, 2013. The Company had approximately $24.1 million of net organic loan growth which was partially offset by approximately $11.8 million in loan run-off from the acquired loan portfolios. The increase in total loans from the end of the prior quarter included a $14.4 million increase in the other nonresidential real estate properties portfolio, a $9.6 million increase in the construction, land development and other land portfolio, and a $6.1 million increase in the multi-family properties portfolio.

The net growth in the Company’s other nonresidential real estate properties portfolio of approximately $14.4 million during the first quarter of 2014 was primarily attributable to two loans. The first loan was originated to refinance a retail center in the Company’s footprint and has a balance that represents a loan-to-value of less than fifty percent. The second loan represents a new customer relationship for the Company with a borrower to facilitate the purchase of a hotel near an Orange County entertainment center, with plans to redevelop the property.

The increase in the construction, land development and other land portfolio of $9.6 million is related to the development of a property located in Los Angeles by a real estate developer who is a well-known and long-time customer of the Bank.

We continue to establish new relationships and expand our current business, as evidenced by our increased commercial line of credit commitments, which are up 17% from last year’s first quarter and more than six percent from December 31, 2013; however due to the dynamic nature of commercial and industrial lending, actual credit utilization does experience ebbs and flows. The Company’s commercial and industrial line of credit utilization was approximately 42% as of March 31, 2014 and 49% as of December 31, 2013. The Company experienced a spike in line utilization at December 31, 2013 as a result of several of our smaller businesses drawing on their lines of credit at year end and then paying down their lines during the first quarter. This kind of cyclical activity occurs annually around year-end and appears to be a reoccurring trend.

A high proportion of the Company’s first quarter loan production and origination occurred late in the first quarter of 2014, which resulted in the total end of period loans of $946 million, approximately $23 million higher than the average loan portfolio of $923 million during the first quarter of 2014.

The Company had 34 commercial banking relationship managers and 5 commercial real estate relationship managers at March 31, 2014. This compares with 35 commercial banking relationship managers and 5 commercial real estate relationship managers at December 31, 2013. The Company’s credit approval process includes an examination of the collateral, cash flow, and debt service coverage of the loan, as well as the financial condition and credit references of the borrower. The Company’s senior management is actively involved in its lending activities and collateral valuation and review process and the Company obtains independent third party appraisals of real property securing commercial real estate loans, as required by applicable federal and state laws and regulations. There is also a loan committee comprised of senior management that reviews problem loans.

The Company believes that it carefully manages credit risk in its loan portfolio and uses a variety of policy guidelines and analytical tools to achieve its asset quality objectives.

Allowance for Loan Loss

The allowance for loan loss increased by $220,000, to $10.8 million during the quarter ended March 31, 2014, due to a provision for loan losses of $75,000 and recoveries of $145,000. There were no loan charge-offs during the quarter. The allowance for loan loss as a percentage of total loans was 1.14% at both March 31, 2014 and December 31, 2013. The allowance for loan loss as a percentage of loans (excluding loan balances and the related allowance for loan loss on loans acquired through acquisition) was 1.48% and 1.50%, respectively, at March 31, 2014 and December 31, 2013. The decrease in the allowance ratio related to organic loans was directly attributable to improvements in the economic conditions within the Company’s markets, as well as a reduction in non-accrual loans.

The Company’s management considered the following factors in evaluating the allowance for loan loss at March 31, 2014:

•	During the three months ended March 31, 2014 there were loan recoveries of $145,000

•	There were no loan charge-offs during the three months ended March 31, 2014

•	There were twenty-six non-accrual loans totaling $8.2 million at March 31, 2014

•	The overall growth and composition of the loan portfolio

•	Changes to the overall economic conditions within the markets in which the Company makes loans

•	Concentrations within the loan portfolio, as well as risk conditions within its commercial and industrial loan portfolio

•	The remaining fair value adjustments on loans acquired through acquisition with special attention to the fair value adjustments associated with the purchased credit impaired loans

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

The Allowance and the reserve for unfunded loan commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. In considering all of the above factors, management believes that the Allowance at March 31, 2014 is adequate. Although the Company maintains its Allowance at a level which it considers adequate to provide for probable charge-offs, there can be no assurance that such charge-offs will not exceed the estimated amounts, thereby adversely affecting future results of operations.

Loans acquired through acquisition are recorded at estimated fair value on their purchase date without a carryover of the related Allowance. Loans acquired with deteriorated credit quality are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect principal and interest payments according to contractual terms. These loans are accounted for under ASC Subtopic 310-30 Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality. Evidence of credit quality deterioration as of the purchase date may include factors such as past due and non-accrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the credit loss or non accretable yield. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.

The following table is a summary of the activity for the allowance for loan loss as of the dates and for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Allowance for loan loss at beginning of period	$10,603	$8,803
Provision for loan losses	75	134
Net (charge-offs) recoveries:
Charge-offs	0	(121)
Recoveries	145	25

Total net (charge-offs) recoveries	145	(96)

Allowance for loan loss at end of period	$10,823	$8,841

Net (charge-offs) recoveries to average loans	0.02%	(0.01)%

	March 31, 2014	December 31, 2013
Allowance for loan loss to total loans	1.14%	1.14%
Allowance for loan loss to total loans accounted for at historical cost, which excludes loan balances and the related allowance for loans acquired through acquisition	1.48%	1.50%
Allowance for loan loss to total non-accrual loans	131.6%	111.0%
Allowance for loan loss to non-accrual loans, excludes non-accrual purchased loans acquired through acquisition and related allowance	682.0%	639.8%

The following is a summary of information pertaining to impaired loans excluding purchased credit impaired loans, non-accrual loans, and troubled debt restructured loans, for the dates indicated (dollars in thousands):

	March 31, 2014	December 31, 2013
Impaired loans with a valuation allowance	$100	$100
Impaired loans without a valuation allowance	6,117	6,220

Total impaired loans (1)	$6,217	$6,320

Valuation allowance related to impaired loans	$3	$4

Loans on non-accrual status (2)	$8,227	$9,556

Troubled debt restructured loans	$2,678	$2,714

	Three Months Ended March 31,
	2014	2013

Average recorded investment in impaired loans	$6,286	$5,653

Interest foregone on impaired loans	$171	$90

Cash collections applied to reduce principal balance	$108	$42

Interest income recognized on cash collections	$—	$—

(1)	This balance excludes purchased credit impaired loans. Purchased credit impaired loans are loans acquired that had evidence of deterioration in credit quality since origination. The fair value of these loans as of acquisition includes estimates of credit losses.
(2)	This balance includes purchased credit impaired loans of $2.0 million and $3.2 million as of March 31, 2014 and December 31, 2013, respectively.

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

The Company has established a secured credit facility with the FHLB of San Francisco which allows the Bank to borrow up to 25% of the Bank’s total assets, which equates to a credit line of approximately $351.7 million at March 31, 2014. The Company currently has no outstanding borrowings with the FHLB. As of March 31, 2014, the Company had $568 million of loan collateral pledged with the FHLB. This level of loan collateral would provide the Company with $227 million in borrowing capacity. Any amount of borrowings in excess of the $227 million would require the Company to pledge additional collateral. In addition the Company must maintain a certain investment in the common stock of the FHLB. The Company’s investment in the common stock of the FHLB is $4.7 million at March 31, 2014. This level of capital would allow the Company to borrow up to $101 million. Any advances from the FHLB in excess of the $101 million would require additional purchases of FHLB common stock. The Company had no securities pledged with the FHLB at March 31, 2014.

The Company maintains a secured credit facility with the Federal Reserve Bank of San Francisco (“FRB”) which is collateralized by investment securities pledged with the FRB. At March 31, 2014, the Company’s available borrowing capacity was $4.3 million.

The Company maintains investments in short term certificates of deposit with other financial institutions, with an average remaining maturity of approximately 4.4 months, with various balances maturing monthly. The Company had balances of $63.1 million and $60.3 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, $2.7 million of the Company’s certificates of deposit with other financial institutions were pledged as collateral as credit support for the interest rate swap contracts and are not available as a source of liquidity.

As of March 31, 2014, the Company’s primary overnight source of liquidity consisted of cash and cash equivalents of $207 million which compared to $241 million at December 31, 2013. Of the $207 million in cash and cash equivalents at March 31, 2014, approximately $142 million was with the Federal Reserve Bank. At March 31, 2014, $1.3 million of the Company’s due from bank balances was pledged as collateral as credit support for the interest rate swap contracts and is not available as a source of liquidity.

The Company’s commitments to extend credit (off-balance sheet liquidity risk) are agreements to lend funds to customers as long as there are no violations as established in the loan agreement. Many of the commitments are expected to expire without being drawn upon, and as such, the total commitment amounts do not necessarily represent future cash requirements. Financial instruments with off-balance sheet risk for the Company include both undisbursed loan commitments, as well as undisbursed letters of credit. The Company’s exposure to extend credit was $386 million and $346 million at March 31, 2014 and December 31, 2013, respectively.

The holding company liquidity on a stand-alone basis was $5.3 million and $4.3 million, in cash on deposit at the Bank, at March 31, 2014 and December 31, 2013, respectively. Management believes this amount of cash is currently sufficient to fund the holding company’s cash flow needs over at least the next twelve to twenty four months.

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

As of March 31, 2014, both CU Bancorp “the holding company” and the Bank had positive retained earnings and positive net income that would allow either of them to declare and pay a dividend as of March 31, 2014. However, neither the holding company nor the Bank has plans to declare and pay a cash dividend at the current time.

The Company has a program to repurchase a portion of an employee outstanding restricted stock upon the vesting of this restricted stock, but only in amounts necessary to cover the employee tax withholding obligations at the option of the restricted stockholder (employee). The Company had this program in place during all of 2013 and through the first quarter of 2014. This program was designed to provide the Bank’s employees with the financial ability to cover their tax liability obligation associated with the vesting of their restricted stock at the date of vesting. These transactions under the State of California Corporations Code are defined as distributions to shareholders. Approval of this program would be necessary from the Department of Business Oversight “DBO”, if the Company had negative retained earnings, or insufficient earnings to support the dividend. The Company currently plans to provide this program to its employees during the remainder of 2014.

CAPITAL RESOURCES

The Company’s objective is to maintain a level of capital that will support sustained asset and loan growth, provide for anticipated credit risks, and ensure that regulatory guidelines and industry standards are met. The Company and the Bank are subject to certain minimum capital adequacy and minimum well capitalized category guidelines adopted by the FRB and the FDIC. These guidelines relate primarily to the Tier 1 leverage ratio, the Tier 1 risk-based capital ratio, and the Total risk-based capital ratio. The minimum well capitalized required ratios are 5.00% Tier 1 leverage, 6.00% Tier 1 risk-based capital and 10.00% total risk-based capital. The minimum capital adequacy required ratios are 4.00% Tier 1 leverage, 4.00% Tier 1 risk-based capital and 8.00% total risk-based capital. At March 31, 2014, the Company and the Bank exceeded the required ratios for minimum capital adequacy and classification as well capitalized.

The following tables present the regulatory capital ratios and data of the Company and the Bank as of the dates indicated (dollars in thousands):

CU Bancorp

	March 31, 2014	December 31, 2013
Regulatory Capital Ratios:
Tier 1 leverage ratio	10.19%	9.57%
Tier 1 risk-based capital ratio	12.02%	11.84%
Total risk-based capital ratio	12.99%	12.80%

Regulatory Capital Data:
Tier 1 capital	$139,687	$134,440
Total risk-based capital	$150,880	$145,372
Average total assets	$1,370,855	$1,404,293
Risk-weighted assets	$1,161,786	$1,135,552

California United Bank

	March 31, 2014	December 31, 2013
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.44%	8.90%
Tier 1 risk-based capital ratio	11.14%	10.99%
Total risk-based capital ratio	12.10%	11.96%

Regulatory Capital Data:
Tier 1 capital	$129,329	$124,750
Total risk-based capital	$140,522	$135,682
Average total assets	$1,370,083	$1,402,041
Risk-weighted assets	$1,161,020	$1,134,653

Total Tier 1 capital of the Company increased by $5.2 million or 3.9% to $139.7 million during the three months ended March 31, 2014. The increase in the Company’s Tier 1 leverage ratio during the three months ended March 31, 2014, was primarily the result of the following: first quarter earnings increased capital by $2.7 million, the exercise of employee stock options increased capital by $1.0 million, stock based compensation expense increased capital by $408,000, the excess tax benefits related to stock based compensation increased capital by $266,000, an increase in other comprehensive income (the increase in unrealized gains or the decrease in unrealized losses on investment securities) increased capital by $158,000 and a decrease in the amount of disallowed deferred tax that is subtracted from regulatory capital increased capital by approximately $1.0 million. For regulatory capital calculations, a portion of the Company’s deferred tax asset may be disallowed based on the regulatory capital disallowance calculation. The disallowed deferred tax asset that was subtracted from regulatory capital during the first quarter of 2014 was $97,000. The Company’s total average assets used in the calculation of Tier 1 leverage ratio decreased by $33 million or 2.4% in the quarter ending March 31, 2014.

Total risk-based capital of the Company increased by $5.5 million or 3.8% to $150.9 million during the three months ended March 31, 2014. The major component elements that resulted in the increase in the Company’s Tier 1 risk-based capital, as described above were the same components that lead to the increases in the Total risk-based capital during the three months ended March 31, 2014. The Company’s Risk-weighted assets used in the calculation of Total risk-based capital ratio increased by $26.2 million or 2.3%.

Total Tier 1 capital at the Bank increased by $4.6 million or 3.7% to $129.3 million during the three months ended March 31, 2014. The increase in the Bank’s Tier 1 leverage ratio during the three months ended March 31, 2014 was primarily the result of the Bank’s first quarter earnings of $2.8 million, stock based compensation expense increased capital by $408,000, excess tax benefits related to stock based compensation increased capital by $266,000, an increase in other comprehensive income (the increase in unrealized gains or the decrease in unrealized losses on investment securities) increased capital by $158,000 and a decrease in the amount of disallowed deferred tax that is subtracted from regulatory capital increased capital by approximately $1.0 million. For regulatory capital calculations a portion of the Company’s deferred tax asset may be disallowed based on the regulatory capital disallowance calculation. The disallowed deferred tax asset that was subtracted from regulatory capital as of March 31, 2014 was $111,000. The Bank’s Average total assets used in the calculation of Tier 1 leverage ratio decreased by $32 million or 2.5%.

Total risk-based capital at the Bank increased by $4.8 million or 3.6% to $140.5 million during the three months ended March 31, 2014. The major component elements that resulted in the increase in the Bank’s Tier 1 risk-based capital as described above were the same components that lead to the increases in the Total risk-based capital ratios during the three months ended March 31, 2014. The Bank’s Risked weighted assets used in the calculation of Total risk-based capital ratio increased by $26 million or 2.3%.

The primary impact and change in the capital ratios of both the Company and the Bank from December 31, 2013 to March 31, 2014 were the first quarter earnings and the reduction in the amount of disallowed deferred tax assets.

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

At March 31, 2014, the Company had twenty three pay-fixed, receive-variable interest rate contracts that were designed to convert fixed rate loans into variable rate loans. Twenty one of these swap contacts are designated as fair value hedges. For additional information on these interest rate contracts, see Note 9 – Derivative Financial Instruments located in Part I, Item 1. – Notes to the Consolidated Financial Statements.

The Company has no market risk sensitive instruments held for trading purposes. Management believes that the Company’s market risk is reasonable at this time.

The following depicts the Company’s net interest income sensitivity analysis as of March 31, 2014 (dollars in thousands):

Simulated Rate Changes	Estimated Net Interest Income Sensitivity
+ 400 basis points	38.1%	$16,309
+ 100 basis points	8.7%	$ 3,721
- 200 basis points (1)	(3.8)%	$(1,617)

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

Variable rate loans make up 70% of the loan portfolio. However, the Company has floors on some of its loans. At March 31, 2014, 49% of variable rate loans are at their floor, and thus an increase in the underlying index may not necessarily result in an increase in the coupon until the loan index plus margin exceeds that floor.

The Company’s static GAP as of March 31, 2014, is not materially different from that reported at December 31, 2013 and is thus not included in this 10Q. See the Company’s Static Gap reports under “Item7A-Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2013 Annual Report on Form 10-K.

(1) The simulated rate change under the -200 basis points reflected above actually reflects only a maximum negative 25 basis points or less decline in actual rates based on the current targeted Fed Funds target rate by the government of 0% to 0.25%. The -200 simulation model reflects repricing of liabilities of less than 0.25% due to the Company paying significantly less than 25 basis points on its deposit accounts, and higher downward repricing of the Company’s interest-earning assets in the -200 simulation model.

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

(b)	There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Bank’s 2013 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

(a)	None.

(b)	None.

ITEM 6.	Exhibits

(a)	Index to Exhibits

Exhibit Number	Description

10.1*Δ	2014 CU Bancorp Executive Performance Incentive Plan Amendment #1 – April 24, 2014 (Amendment to Exhibit 10.6 in the Company’s 2013 Form 10-K)

31.1Δ	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2Δ	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1Δ	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2Δ	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INSΔ	XBRL Instance Document

101.SCHΔ	XBRL Taxonomy Extension Schema Document

101.CALΔ	XBRL Taxonomy Calculation Linkbase Document

101.LABΔ	XBRL Taxonomy Label Linkbase Document

101 DEFΔ	XBRL Taxonomy Extension Definition Linkbase Document

101.PREΔ	XBRL Taxonomy Presentation Linkbase Document

*	Refers to management contracts or compensatory plans or arrangements
Δ	Attached hereto

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CU BANCORP

Date: May 9, 2014	/s/ DAVID I. RAINER
David I. Rainer
President and Chief Executive Officer

Date: May 9, 2014	/s/ KAREN A. SCHOENBAUM
Karen A. Schoenbaum
Executive Vice President and Chief Financial Officer