Form 10-Q
period 2014-06-30
CU Bancorp
filed 2014-08-08
CIK 1543643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014 the number of shares outstanding of the registrant’s no par value Common Stock was 11,222,235.

CU BANCORP

June 30, 2014 FORM 10-Q

CU BANCORP

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$40,657	$23,156
Interest earning deposits in other financial institutions	179,409	218,131

Total Cash and Cash Equivalents	220,066	241,287
Certificates of deposit in other financial institutions	64,577	60,307
Investment securities available-for-sale, at fair value	102,143	106,488
Loans	979,890	933,194
Allowance for loan loss	(11,284)	(10,603)

Net loans	968,606	922,591
Other real estate owned, net	219	—
Premises and equipment, net	3,785	3,531
Deferred tax assets, net	11,018	11,835
Goodwill	12,292	12,292
Core deposit and leasehold right intangibles	2,349	2,525
Bank owned life insurance	21,507	21,200
Accrued interest receivable and other assets	23,751	25,760

Total Assets	$1,430,313	$1,407,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing demand deposits	$682,300	$632,192
Interest bearing transaction accounts	143,312	155,735
Money market and savings deposits	361,936	380,915
Certificates of deposit	57,732	63,581

Total deposits	1,245,280	1,232,423
Securities sold under agreements to repurchase	13,852	11,141
Subordinated debentures, net	9,459	9,379
Accrued interest payable and other liabilities	16,284	16,949

Total Liabilities	1,284,875	1,269,892

Commitments and Contingencies (Note 14)	—	—
SHAREHOLDERS’ EQUITY
Serial Preferred Stock – authorized, 50,000,000 shares no par value, no shares issued or outstanding	—	—
Common stock – authorized, 75,000,000 shares no par value, 11,222,235 and 11,081,364 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	122,760	121,675
Additional paid-in capital	9,354	8,377
Retained earnings	13,129	8,077
Accumulated other comprehensive income (loss)	195	(205)

Total Shareholders’ Equity	145,438	137,924

Total Liabilities and Shareholders’ Equity	$1,430,313	$1,407,816

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
Interest Income
Interest and fees on loans	$12,366	$12,462	$24,290	$23,887
Interest on investment securities	467	495	968	979
Interest on interest bearing deposits in other financial institutions	206	157	417	317

Total Interest Income	13,039	13,114	25,675	25,183

Interest Expense
Interest on interest bearing transaction accounts	66	64	124	116
Interest on money market and savings deposits	222	249	456	509
Interest on certificates of deposit	55	74	111	150
Interest on securities sold under agreements to repurchase	11	21	19	40
Interest on subordinated debentures	107	126	214	250

Total Interest Expense	461	534	924	1,065

Net Interest Income	12,578	12,580	24,751	24,118
Provision for loan losses	408	1,153	483	1,287

Net Interest Income After Provision For Loan Losses	12,170	11,427	24,268	22,831

Non-Interest Income
Gain on sale of securities, net	—	—	—	5
Gain on sale of SBA loans, net	167	60	605	410
Deposit account service charge income	630	583	1,260	1,151
Other non-interest income	986	1,047	1,708	1,550

Total Non-Interest Income	1,783	1,690	3,573	3,116

Non-Interest Expense
Salaries and employee benefits (includes stock based compensation expense of $479 and $217 for the three months, and $887 and $475 for the six months ended June 30, 2014 and 2013, respectively)	5,807	5,655	11,820	11,330
Occupancy	985	1,019	1,971	2,083
Data processing	476	479	951	961
Legal and professional	411	572	934	1,079
FDIC deposit assessment	180	189	401	435
Merger related expenses	497	—	497	43
OREO valuation write-downs and expenses	6	23	6	49
Office services expenses	238	259	502	525
Other operating expenses	1,098	1,085	2,165	2,085

Total Non-Interest Expense	9,698	9,281	19,247	18,590

Net Income Before Provision for Income Tax Expense	4,255	3,836	8,594	7,357
Provision for income tax expense	1,869	1,515	3,542	2,881

Net Income	$2,386	$2,321	$5,052	$4,476

Earnings Per Share
Basic earnings per share	$0.22	$0.22	$0.46	$0.43
Diluted earnings per share	$0.21	$0.22	$0.45	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$2,386	$2,321	$5,052	$4,476
Other Comprehensive Income, net of tax:
Non-credit portion of other-than-temporary impairments arising during the period	—	—	—	(22)
Net unrealized gains (losses) on investment securities arising during the period	242	(734)	400	(786)

Other Comprehensive Income (Loss)	242	(734)	400	(808)

Comprehensive Income	$2,628	$1,587	$5,452	$3,668

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Year Ended December 31, 2013 and the Six Months Ended June 30, 2014

(2014 activity unaudited)

(Dollars and shares in thousands)

	Common Stock
	Outstanding Shares	Amount	Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2012	10,759	$118,885	$7,052	$(1,708)	$1,394	$125,623
Net Issuance of Restricted Stock	69	—	—	—	—	—
Exercise of Stock Options	282	2,790	—	—	—	2,790
Stock based compensation expense related to employee stock options and restricted stock	—	—	1,088	—	—	1,088
Restricted Stock Repurchase	(29)	—	(422)	—	—	(422)
Excess tax benefit – stock based compensation	—	—	659	—	—	659
Net Income	—	—	—	9,785	—	9,785
Other Comprehensive (Loss)	—	—	—	—	(1,599)	(1,599)

Balance at December 31, 2013	11,081	$121,675	$8,377	$8,077	$(205)	$137,924

Net Issuance of Restricted Stock	45	—	—	—	—	—
Exercise of Stock Options	110	1,085	—	—	—	1,085
Stock based compensation expense related to employee stock options and restricted stock	—	—	887	—	—	887
Restricted Stock Repurchase	(14)	—	(242)	—	—	(242)
Excess tax benefit – stock based compensation	—	—	332	—	—	332
Net Income	—	—	—	5,052	—	5,052
Other Comprehensive Income	—	—	—	—	400	400

Balance at June 30, 2014	11,222	$122,760	$9,354	$13,129	$195	$145,438

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income:	$5,052	$4,476
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	483	1,287
Provision for unfunded loan commitments	73	34
Stock based compensation expense	887	475
Depreciation	479	568
Net accretion of discounts/premiums for loans acquired and deferred loan fees/costs	(2,690)	(3,071)
Net amortization from investment securities	779	840
Increase in bank owned life insurance	(307)	(308)
Amortization of core deposit intangibles	138	166
Amortization of time deposit premium	(13)	(106)
Net amortization of leasehold right intangible asset and liabilities	151	(285)
Accretion of subordinated debenture discount	80	114
Gain on sale of securities, net	—	(5)
Gain on sale of SBA loans, net	(605)	(410)
Decrease in deferred tax assets	538	1,228
(Increase) decrease in accrued interest receivable and other assets	2,009	(390)
Increase (decrease) in accrued interest payable and other liabilities	(457)	314
Decrease in fair value of derivative swap liability	(394)	(1,482)

Net cash provided by operating activities	6,203	3,445

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(6,215)	(20,395)
Proceeds from sales of available-for-sale investment securities	—	2,854
Proceeds from repayment and maturities from available-for-sale investment securities	10,460	23,531
Loans originated, net of principal payments	(43,422)	(27,339)
Purchases of premises and equipment	(733)	(339)
Net increase in certificates of deposit in other financial institutions	(4,270)	(1,298)
Net purchase of Federal Home Loan Bank and other bank stock	—	150

Net cash (used in) investing activities	(44,180)	(22,836)

Cash flows from financing activities:
Net increase in Non-interest bearing demand deposits	50,108	27,518
Net increase (decrease) in Interest bearing transaction accounts	(12,423)	14,838
Net decrease in Money market and savings deposits	(18,979)	(1,581)
Net decrease in Certificates of deposit	(5,836)	(21,038)
Net increase in Securities sold under agreements to repurchase	2,711	6,755
Net proceeds from stock options exercised	1,085	53
Restricted stock repurchase	(242)	(283)
Net excess in tax benefit on stock compensation	332	31

Net cash provided by financing activities	16,756	26,293

Net increase (decrease) in cash and cash equivalents	(21,221)	6,902
Cash and cash equivalents, beginning of year	241,287	182,896

Cash and cash equivalents, end of year	$220,066	$189,796

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$849	$1,074
Cash paid during the period for taxes	$750	$1,304
Supplemental disclosures of non-cash investing activities:
Net increase (decrease) in unrealized gain or loss on investment securities, net of tax	$400	$(808)
Loans transferred to other real estate owned	$219	$—

The accompanying notes are an integral part of these consolidated financial statements

CU BANCORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

California United Bank (the “Bank”) is a full-service commercial business bank offering a broad range of banking products and services including: deposit services, lending and cash management to small and medium-sized businesses in Los Angeles, Orange and Ventura counties, to non-profit organizations, to business principals and entrepreneurs, to the professional community, including attorneys, certified public accountants, financial advisors, healthcare providers and investors. The Bank opened for business in 2005, with its headquarters office located in Encino, California. As a state chartered non-member bank, the Bank is subject to regulation by the California Department of Business Oversight, (the “DBO”) and the Federal Deposit Insurance Corporation (“FDIC”). The deposits of the Bank are insured by the FDIC, to the maximum amount allowed by law.

On June 3, 2014, CU Bancorp and 1st Enterprise Bank (“1st Enterprise”) announced the execution of a definitive agreement and plan of merger whereby 1st Enterprise will merge into California United Bank in a transaction valued at approximately $102.2 million. The transaction combines two of the leading commercial banking franchises in Southern California with more than $2.2 billion in combined assets which operate offices in Los Angeles, Orange, Ventura and San Bernardino counties. California United Bank will survive the merger and will continue the commercial banking operations of the combined bank following the merger. The transaction is intended to qualify as a tax-free reorganization under the applicable provision of the Internal Revenue Code and 1st Enterprise shareholders who receive shares of CU Bancorp common stock in the merger should not recognize any taxable gain on the exchange. Shareholders of 1st Enterprise will receive a fixed exchange ratio at closing of 1.3450 shares of CU Bancorp common stock for each share of 1st Enterprise common stock. Based on the CU Bancorp stock price as of August 1, 2014, total consideration for each 1st Enterprise share would be $25.00.

The consolidated financial statements include the accounts of the Company and the Bank. Significant intercompany items have been eliminated in consolidation. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in the interim consolidated financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K. In the opinion of management, the accompanying financial statements contain all necessary adjustments of a normal recurring nature, to present fairly the consolidated financial position of the Company and the results of its operations for the interim period presented.

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

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, to address investor concerns about the distinction in generally accepted accounting principles between repurchase agreements that settle at the same time as the maturity of the transferred financial asset and those that settle any time before maturity. ASU 2014-11 aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions all will be accounted for as secured borrowings. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. ASU 2014-11 also requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Further, the ASU requires expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes are effective for public companies for the first interim or annual period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual period beginning after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2014. For all other entities, all changes are effective for annual periods beginning after December 14, 2014, and interim periods beginning after December 15, 2015. Earlier application for a public company is prohibited, but all other companies and organizations may elect to apply the requirements for interim periods beginning after December 15, 2014. We do not expect the adoption of this ASU to have an impact on the Company’s financial position or results of operations.

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

The table below presents the computation of TCE, book value and tangible book value per common share as of the dates indicated (dollars in thousands, except share and per share data):

	June 30, 2014	December 31, 2013
Total Shareholders’ Equity	$145,438	$137,924
Less: Goodwill	12,292	12,292
Less: Core deposit and leasehold right intangibles	2,349	2,525

Tangible common equity	$130,797	$123,107

Common shares issued and outstanding	11,222,235	11,081,364
Book value per common share	$12.96	$12.45

Tangible book value per common share	$11.66	$11.11

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$2,386	$2,321	$5,052	$4,476

Weighted average basic common shares outstanding	10,952,087	10,501,504	10,913,227	10,493,846
Dilutive effect of potential common share issuances from stock options and restricted stock	206,479	281,774	213,313	194,859

Weighted average diluted common shares outstanding	11,158,566	10,783,278	11,126,540	10,688,705

Income per common share
Basic	$0.22	$0.22	$0.46	$0.43
Diluted	$0.21	$0.22	$0.45	$0.42

Anti-dilutive shares not included in the calculation of diluted earnings per share	82,154	203,176	83,437	209,655

Note 5 - Investment Securities

The investment securities portfolio has been classified as available-for-sale, and as such is recorded at estimated fair market value.

The following tables present the amortized cost and estimated fair values of investment securities by major category as of the dates indicated. There were no impaired securities at June 30, 2014 or December 31, 2013, and as such there were no other than temporary impairment losses in the securities portfolio for the periods indicated in the tables below (dollars in thousands):

		Gross Unrealized
June 30, 2014 – Available-for-sale:	Amortized Cost	Gains	Losses	Fair Market Value
U.S. Govt Agency and Sponsored Agency - Note Securities	$3,084	$7	$—	$3,091
U.S. Govt Agency - SBA Securities	52,487	742	448	52,781
U.S. Govt Agency - GNMA Mortgage-Backed Securities	24,938	268	538	24,668
U.S. Govt Sponsored Agency - CMO & Mortgage-Backed Securities	14,178	406	234	14,350
Corporate Securities	4,056	108	—	4,164
Municipal Securities	3,069	20	—	3,089

Total investment securities	$101,812	$1,551	$1,220	$102,143

		Gross Unrealized
December 31, 2013 – Available-for-sale:	Amortized Cost	Gains	Losses	Fair Market Value
U.S. Govt Agency and Sponsored Agency - Note Securities	$4,153	$1	$2	$4,152
U.S. Govt Agency - SBA Securities	50,521	875	491	50,905
U.S. Govt Agency - GNMA Mortgage-Backed Securities	28,107	180	909	27,378
U.S. Govt Sponsored Agency - CMO & Mortgage-Backed Securities	15,348	345	479	15,214
Corporate Securities	5,086	125	—	5,211
Municipal Securities	3,621	9	2	3,628

Total investment securities	$106,836	$1,535	$1,883	$106,488

The Company’s investment securities portfolio at June 30, 2014, consists of U.S. Agency and U.S. Sponsored Agency issued AAA and AA rated investment-grade securities, investment grade corporate bond securities, and municipal securities. Securities with a market value of $14.1 million and $11.8 million were pledged to secure securities sold under agreements to repurchase at June 30, 2014 and December 31, 2013, respectively. See Note 8 – Borrowings and Subordinated Debentures. Securities with a market value of $11.3 million and $11.0 million were pledged to secure a certificate of deposit of $10.0 million with the State of California Treasurer’s office at June 30, 2014 and December 31, 2013. Securities with a market value of $30.6 million and $29.3 million were pledged to secure outstanding standby letters of credit confirmed/issued by a correspondent bank for the benefit of our customers in the amount of $21.3 million and $21.9 million at June 30, 2014 and December 31, 2013, respectively. Securities with a market value of $947,000 and $275,000 were pledged to secure local agency deposits at June 30, 2014 and December 31, 2013, respectively.

The following tables present investment securities with unrealized losses that are considered to be temporarily-impaired, summarized and classified according to the duration of the loss period as of the dates indicated (dollars in thousands).

	< 12 Continuous Months		> 12 Continuous Months		Total
June 30, 2014	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
Temporarily-impaired available-for-sale investment securities:
U.S. Govt. - Agency and Sponsored Agency Note Securities	$—	$—	$—	$—	$—	$—
U.S. Govt. Agency SBA Securities	8,793	127	8,556	322	17,349	449
U.S. Govt. Agency – GNMA Mortgage-Backed Securities	7,905	71	7,373	337	15,278	408
U.S. Govt. Sponsored Agency – CMO & Mortgage-Backed Securities	—	—	9,642	363	9,642	363
Corporate Securities	—	—	—	—	—	—
Municipal Securities	—	—	—	—	—	—

Total temporarily-impaired available-for-sale investment securities	$16,698	$198	$25,571	$1,022	$42,269	$1,220

	< 12 Continuous Months		> 12 Continuous Months		Total
December 31, 2013	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
Temporarily-impaired available-for-sale investment securities:
U.S. Govt. - Agency and Sponsored Agency Note Securities	$1,041	$2	$—	$—	$1,041	$2
U.S. Govt. Agency SBA Securities	11,686	491	—	—	11,686	491
U.S. Govt. Agency – GNMA Mortgage-Backed Securities	15,693	721	1,864	188	17,557	909
U.S. Govt. Sponsored Agency – CMO & Mortgage-Backed Securities	7,650	479	—	—	7,650	479
Corporate Securities	—	—	—	—	—	—
Municipal Securities	—	—	1,029	2	1,029	2

Total temporarily-impaired available-for-sale investment securities	$36,070	$1,693	$2,893	$190	$38,963	$1,883

The Company evaluates all securities for declines in the fair market values below the securities cost basis for possible impairment on each reporting date.

During the six months ended June 30, 2014, the Company did not recognize any gross gain or losses on sales of available-for-sale securities and recognized gross gains on sales of securities in the amount of $5,000 for the six months ended June 30, 2013 and $47,000 for the year ended December 31, 2013. The Company did not recognize any net proceeds from the sale of available-for-sale securities at June 30, 2014 and had net proceeds from the sale of available-for-sale securities of $2.9 million for the six months ended June 30, 2013 and $7.0 million for the year ended December 31, 2013.

The amortized cost, estimated fair value and average yield of debt securities at June 30, 2014, are reflected in the table below (dollars in thousands). Maturity categories are determined as follows:

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

	June 30, 2014
Maturities Schedule of Securities	Amortized Cost	Fair Value	Weighted Average Yield
Due through one year	$18,136	$18,208	1.52%
Due after one year through five years	39,808	40,151	1.88%
Due after five years through ten years	26,781	26,522	2.27%
Due after ten years	17,087	17,262	2.71%

Total	$101,812	$102,143	2.06%

The weighted average yields in the above table are based on effective rates of book balances at the end of the period. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.

Investment in FHLB Common Stock

The Company’s investment in the common stock of the FHLB of San Francisco is carried at cost and was $4.2 million as of June 30, 2014 and December 31, 2013. See Note 8—Borrowings and Subordinated Debentures for a detailed discussion regarding the Company’s borrowings and the requirements to purchase FHLB common stock. See Note 5—Investment Securities in the Company’s December 31, 2013 10-K for additional discussion on the Company’s evaluation and accounting for its investment in FHLB common stock.

Note 6 - Loans

The following table presents the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands):

	June 30, 2014	December 31, 2013
Commercial and Industrial Loans:	$303,870	$299,473
Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	208,936	197,605
Other Nonresidential Properties	296,629	271,818
Construction, Land Development and Other Land	61,165	47,074
1-4 Family Residential Properties	64,583	65,711
Multifamily Residential Properties	36,727	33,780

Total Loans Secured by Real Estate	668,040	615,988

Other Loans:	7,980	17,733

Total Loans	$979,890	$933,194

The following table is a breakout of the Company’s loan portfolio stratified by the industry concentration of the borrower by their respective NAICS code as of the dates indicated (dollars in thousands):

	June 30,	December 31,
	2014	2013
Real Estate	$431,243	$381,830
Manufacturing	86,350	83,319
Hotel/Lodging	82,787	76,143
Construction	69,935	62,835
Wholesale	57,195	60,291
Professional Services	45,745	49,739
Finance	52,615	46,393
Healthcare	32,756	38,662
Restaurant/Food Service	23,574	35,244
Other Services	23,781	21,448
Retail	17,856	23,157
Administrative Management	18,619	15,218
Information	10,635	11,709
Education	9,985	10,270
Transportation	10,562	9,531
Entertainment	5,195	6,207
Other	1,057	1,198

Total	$979,890	$933,194

SBA Loans

The Company originates loans under the guidelines of the Small Business Administration (“SBA”) program. The total portfolio of the SBA contractual loan balances being serviced by the Company at June 30, 2014 was $105 million, of which $73 million has been sold. Of the $32 million remaining on the Company’s books, $23 million is un-guaranteed and $9 million is guaranteed by the SBA.

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

At June 30, 2014, there were no loans classified as held for sale. At June 30, 2014, the balance of unsold SBA 7a loans that have been originated in 2014 is $1.5 million, of which $1.1 million is guaranteed by the SBA. The Company does not currently plan on selling these loans, but it may choose to do so in the future.

Allowance for Loan Loss

The following table is a summary of the activity for the allowance for loan loss for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Allowance for loan loss at beginning of period	$10,823	$8,841	$10,603	$8,803
Provision for loan losses	408	1,153	483	1,287
Net (charge-offs) recoveries:
Charge-offs	(157)	(616)	(157)	(737)
Recoveries	210	34	355	59

Net (charge-offs) recoveries	53	(582)	198	(678)

Allowance for loan loss at end of period	$11,284	$9,412	$11,284	$9,412

Net (charge-offs) recoveries to average loans	0.00%	(0.07)%	0.02%	(0.08)%

	June 30, 2014	December 30, 2013
Allowance for loan loss to total loans	1.15%	1.14%
Allowance for loan loss to total loans accounted for at historical cost, which excludes loans and the related allowance for loans acquired through acquisition	1.45%	1.50%

The allowance for losses on unfunded loan commitments to extend credit is primarily related to commercial lines of credit and construction loans. The amount of unfunded loan commitments at June 30, 2014 and December 31, 2013 was $417.1 million and $345.9 million, respectively. The inherent risk associated with a loan is evaluated at the same time the credit is extended. However, the allowance held for the commitments is reported in other liabilities within the accompanying balance sheets and not as part of the allowance for loan loss in the above table. The allowance for losses on unfunded loan commitments to extend credit was $403,000 and $329,000 at June 30, 2014 and December 31, 2013, respectively.

The following tables present, by portfolio segment, the changes in the allowance for loan loss and the recorded investment in loans as of the dates and for the periods indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Three Months Ended June 30, 2014
Allowance for loan loss – Beginning balance	$5,278	$1,334	$4,161	$50	$10,823
Provision for loan losses	91	88	228	1	408
Net (charge-offs) recoveries:
Charge-offs	(93)	—	(64)	—	(157)
Recoveries	109	—	101	—	210

Net recoveries	16	—	37	—	53

Ending balance	$5,385	$1,422	$4,426	$51	$11,284

Three Months Ended June 30, 2013
Allowance for loan loss – Beginning balance	$4,187	$2,147	$2,400	$107	$8,841
Provision for loan losses	1,014	213	(6)	68	1,153
Net (charge-offs) recoveries:
Charge-offs	(569)	—	(47)	—	(616)
Recoveries	27	—	4	3	34

Net (charge-offs) recoveries	(542)	—	(43)	3	(582)

Ending balance	$4,659	$2,360	$2,351	$42	$9,412

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Six Months Ended June 30, 2014
Allowance for loan loss – Beginning balance	$5,534	$1,120	$3,886	$63	$10,603
Provision for loan losses	(308)	302	501	(12)	483
Net (charge-offs) recoveries:
Charge-offs	(93)	—	(64)	—	(157)
Recoveries	252	—	103	—	355

Net recoveries	159	—	39	—	198

Ending balance	$5,385	$1,422	$4,426	$51	$11,284

Six Months Ended June 30, 2013
Allowance for loan loss – Beginning balance	$4,572	$2,035	$2,084	$112	$8,803
Provision for loan losses	650	325	379	(67)	1,287
Net (charge-offs) recoveries:
Charge-offs	(612)	—	(117)	(8)	(737)
Recoveries	49	—	5	5	59

Net (charge-offs)	(563)	—	(112)	(3)	(678)

Ending balance	$4,659	$2,360	$2,351	$42	$9,412

The following tables present both the allowance for loan loss and the associated loan balance classified by loan portfolio segment and by credit evaluation methodology (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
June 30, 2014
Allowance for loan loss:
Individually evaluated for impairment	$240	$—	$—	$—	$240
Collectively evaluated for impairment	5,143	1,422	4,426	51	11,042
Purchased credit impaired (loans acquired with deteriorated credit quality)	2	—	$—	$—	2

Total Allowance for Loan Loss	$5,385	$1,422	$4,426	$51	$11,284

Loans receivable:
Individually evaluated for impairment	$2,582	$—	$2,960	$—	$5,542
Collectively evaluated for impairment	300,730	61,165	601,877	7,980	971,752
Purchased credit impaired (loans acquired with deteriorated credit quality)	558	—	2,038	—	2,596

Total Loans Receivable	$303,870	$61,165	$606,875	$7,980	$979,890

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
December 31, 2013
Allowance for loan loss:
Individually evaluated for impairment	$4	$—	$—	$—	$4
Collectively evaluated for impairment	5,520	1,120	3,886	63	10,589
Purchased credit impaired (loans acquired with deteriorated credit quality)	10	—	—	—	10

Total Allowance for Loan Loss	$5,534	$1,120	$3,886	$63	$10,603

Loans receivable:
Individually evaluated for impairment	$2,640	$—	$3,680	$—	$6,320
Collectively evaluated for impairment	295,787	47,074	561,952	17,733	922,546
Purchased credit impaired (loans acquired with deteriorated credit quality)	1,046	—	3,282	—	4,328

Total Loans Receivable	$299,473	$47,074	$568,914	$17,733	$933,194

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

The following tables present the risk category of loans by class of loans based on the most recent internal loan classification as of the dates indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
June 30, 2014
Pass	$292,219	$61,165	$585,390	$7,979	$946,753
Special Mention	2,200	—	4,035	—	6,235
Substandard	9,451	—	17,450	1	26,902
Doubtful	—	—	—	—	—

Total	$303,870	$61,165	$606,875	$7,980	$979,890

December 31, 2013
Pass	$289,594	$47,074	$547,600	$17,731	$901,999
Special Mention	1,540	—	2,613	—	4,153
Substandard	8,339	—	18,701	2	27,042
Doubtful	—	—	—	—	—

Total	$299,473	$47,074	$568,914	$17,733	$933,194

Age Analysis of Past Due and Non-Accrual Loans

The following tables present an aging analysis of the recorded investment of past due loans and non-accrual loans as of the dates indicated (dollars in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
June 30, 2014
Commercial and Industrial	$340	$—	$—	$340	$3,136	$300,394	$303,870
Construction, Land Development and Other Land	—	—	—	—	—	61,165	61,165
Commercial and Other Real Estate	631	—	—	631	3,892	602,352	606,875
Other	—	—	—	—	—	7,980	7,980

Total	$971	$—	$—	$971	$7,028	$971,891	$979,890

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
December 31, 2013
Commercial and Industrial	$—	$241	$—	$241	$3,682	$295,550	$299,473
Construction, Land Development and Other Land	—	—	—	—	—	47,074	47,074
Commercial and Other Real Estate	—	—	—	—	5,874	563,040	568,914
Other	—	—	—	—	—	17,733	17,733

Total	$—	$241	$—	$241	$9,556	$923,397	$933,194

Impaired Loans

Impaired loans are evaluated by comparing the fair value of the collateral, if the loan is collateral dependent, and the present value of the expected future cash flows discounted at the loan’s effective interest rate, if the loan is not collateral dependent.

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table below as impaired loans “with no specific allowance recorded.” The valuation allowance disclosed below is included in the allowance for loan loss reported in the consolidated balance sheets as of June 30, 2014 and December 31, 2013.

The following tables present, by loan category, the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, for the dates and periods indicated (dollars in thousands). This table excludes purchased credit impaired loans (loans acquired in acquisitions with deteriorated credit quality) of $2.6 million and $4.3 million at June 30, 2014 and December 31, 2013, respectively.

	June 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Commercial and Industrial	$1,060	$1,138	$—	$2,540	$5,347	$—
Commercial and Other Real Estate	2,960	3,864	—	3,680	6,112	—
With a specific allowance recorded:
Commercial and Industrial	1,522	1,929	240	100	355	4
Total
Commercial and Industrial	2,582	3,067	240	2,640	5,702	4
Commercial and Other Real Estate	2,960	3,864	—	3,680	6,112	—

Total	$5,542	$6,931	$240	$6,320	$11,814	$4

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and Industrial	$1,008	$34	$1,500	$—	$1,027	$34	$994	$—
Construction, Land Development and Other Land	—	—	1,159	—	—	—	1,179	—
Commercial and Other Real Estate	2,981	—	3,340	—	3,325	—	3,398	—
With a specific allowance recorded:
Commercial and Industrial	1,535	—	488	—	1,553	—	319	—
Total:
Commercial and Industrial	2,543	34	1,988	—	2,580	34	1,313	—
Construction, Land Development and Other Land	1,535	—	1,159	—	—	—	1,179	—
Commercial and Other Real Estate	2,981	—	3,340	—	3,325	—	3,398	—

Total	$5,524	$34	$6,487	$—	$5,905	$34	$5,890	$—

The following is a summary of additional information pertaining to impaired loans for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest foregone on impaired loans	$103	$141	$274	$230
Cash collections applied to reduce principal balance	$2,763	$110	$2,871	$152
Interest income recognized on cash collections	$34	$—	$34	$—

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

The following tables include the recorded investment and unpaid principal balances for troubled debt restructured loans for the periods ending June 30, 2014 and December 31, 2013 (dollars in thousands). These tables include TDR loans that were purchased credit impaired (PCI). As of June 30, 2014, there were three PCI loans with a recorded investment of $304,000 and unpaid principal balances of $491,000.

Period ended June 30, 2014	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Commercial and Industrial	$746	$1,183	$—
Commercial and Other Real Estate	2,109	2,785	—

Total	$2,855	$3,968	$—

Year ended December 31, 2013	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Commercial and Industrial	$541	$843	$—
Commercial and Other Real Estate	2,173	2,785	—

Total	$2,714	$3,628	$—

The following table shows the pre- and post-modification recorded investment in TDR loans by loan segment that have occurred during the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2014			2013
	Number of Loans	Pre-Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Troubled Debt Restructured Loans:
Commercial and Industrial	1	224	224	—	—	—

Total	1	$224	$224	—	$—	$—

	Six Months Ended June 30,
	2014			2013
	Number of Loans	Pre-Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Troubled Debt Restructured Loans:
Commercial and Industrial	1	224	224	1	310	310

Total	1	$224	$224	1	$310	$310

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

There have been no payment defaults in the six months ended June 30, 2014 or June 30, 2013 subsequent to modification on troubled debt restructured loans that have been modified within the last twelve months.

Loans Acquired Through Acquisition

The following table reflects the accretable net discount for loans acquired through acquisition, for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$7,350	$11,269	$7,912	$12,189
Accretion, included in interest income	(889)	(1,139)	(1,451)	(2,083)
Reclassifications (to) from non-accretable yield	(49)	—	(49)	24

Balance, end of period	$6,412	$10,130	$6,412	$10,130

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

The following table reflects the outstanding balance and related carrying value of PCI loans as of the dates indicated (dollars in thousands):

	June 30, 2014		December 31, 2013
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and Industrial	$935	$558	$1,599	$1,046
Commercial and Other Real Estate	3,321	2,038	5,611	3,282
Other	—	—	—	—

Total	$4,256	$2,596	$7,210	$4,328

The following table reflects the activities in the accretable net discount for PCI loans for the period indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$378	$9	$395	$9
Accretion, included in interest income	(18)	(9)	(35)	(9)
Reclassifications from non-accretable yield	—	428	—	428

Balance, end of period	$360	$428	$360	$428

Note 7 – Qualified Affordable Housing Project Investments

The Company’s investment in Qualified Affordable Housing Projects that generate Low Income Housing Tax Credits (“LIHTC”) at June 30, 2014 was $4.3 million, compared to $4.5 million at December 31, 2013. The decrease of $200,000 represents the amortization of the principal balance for the six months of 2014. The funding liability for the LIHTC at June 30, 2014 was $3.5 million compared to $4.0 million, at December 31, 2013. See Note 11 – Qualified Affordable Housing Project Investments in the Company’s 10-K financial statements at December 31, 2013 for additional detail regarding the Company’s investment in LIHTC.

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

As discussed in Note 5 – Investment Securities, the Company has pledged certain investments as collateral for these agreements. Securities with a fair value of $14.1 million and $11.8 million were pledged to secure the Repos at June 30, 2014 and December 31, 2013, respectively. The Company segregates both the principal and accrued interest on these securities with the Company’s third party safekeeping custodians. All principal and interest payments on the investment securities that are pledged as collateral on the Repo program are received directly by the safekeeping custodian.

The tables below describe the terms and maturity of the Company’s securities sold under agreements to repurchase as of the dates indicated (dollars in thousands):

	June 30, 2014
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
June 30, 2014	$13,852	0.10% – 0.38%	1 day	July 1, 2014

Total	$13,852	0.25%

	December 31, 2013
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
December 3, 2013	$750	0.10%	62 days	February 3, 2014
December 31, 2013	10,391	0.10% – 0.40%	2 days	January 2, 2014

Total	$11,141	0.30%

Federal Home Loan Bank Borrowings

The Company maintains a secured credit facility with the Federal Home Loan Bank of San Francisco “FHLB”, allowing the Company to borrow on an overnight and term basis. The Company’s credit facility with the FHLB is $345.4 million, which represents approximately 25% of the Bank’s total assets, as reported by the Bank in its March 31, 2014 FFIEC Call Report.

As of June 30, 2014, the Company had $582 million of loan collateral pledged with the FHLB which provides $249.9 million in borrowing capacity. The Company has no investment securities pledged with the FHLB to support this credit facility. In addition, the Company must maintain an investment in the Capital Stock of the FHLB. Under the FHLB Act, the FHLB has a statutory lien on the FHLB capital stock that the Company owns and the FHLB capital stock serves as further collateral under the borrowing line.

The Company had no outstanding advances (borrowings) with the FHLB as of June 30, 2014 or December 31, 2013.

Subordinated Debentures

The following table summarizes the terms of each issuance of subordinated debentures outstanding as of June 30, 2014:

Series	Amount (in thousands)	Issuance Date	Maturity Date	Rate Index	Current Rate	Next Reset Date
Trust I	$6,186	12/10/04	03/15/35	3 month LIBOR + 2.05%	2.28%	9/15/14
Trust II	3,093	12/23/05	03/15/36	3 month LIBOR + 1.75%	1.98%	9/15/14
Trust III	3,093	06/30/06	09/15/36	3 month LIBOR + 1.85%	2.08%	9/15/14

Subtotal	12,372
Unamortized fair value adjustment	(2,913)

Net	$9,459

The Company had an aggregate outstanding contractual balance of $12.4 million in subordinated debentures at June 30, 2014. These subordinated debentures were issued in three separate series. Each issuance had a maturity of 30 years from their approximate date of issue. All three subordinated debentures are variable rate instruments that reprice quarterly based on the three month LIBOR plus a margin (see tables above). All three subordinated debentures had their interest rates reset in June 2014 at the current three month LIBOR plus their spread, and will continue to reprice quarterly through their maturity date. All three subordinated debentures are currently callable at par with no prepayment penalties.

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

Note 9 - Derivative Financial Instruments

At June 30, 2014, the Company has twenty three pay-fixed, receive-variable, interest rate contracts that are designed to convert fixed rate loans into variable rate loans. The Company acquired these interest rate swap contracts (“swaps”) on July 31, 2012 as a result of the merger with PC Bancorp.

The Company also acquired as part of the PC Bancorp acquisition, a pay-fixed, receive-variable, interest rate swap contract that was originally utilized to convert a fixed rate borrowing on a subordinated debenture to a variable rate borrowing. The fixed rate subordinated debenture converted to a variable rate borrowing in December of 2012 and the swap matured in 2013.

Prior to the merger with PC Bancorp, the Company did not utilize interest rate swaps to manage its interest rate risk position. The Company has incorporated these instruments into its asset liability program when monitoring its interest rate risk position. All of the interest rate swap contracts are with the same counterparty bank. The total notional amount of the outstanding swap contracts as of June 30, 2014 is $31.3 million. The outstanding swaps have original maturities of up to 15 years.

Balance Sheet Classification of Derivative Financial Instruments

The following tables present the notional amount and the fair values of the asset and liability of the Company’s derivative instruments as of the dates and periods indicated (dollars in thousands):

	Derivative Liabilities
	June 30, 2014	December 31, 2013
Interest rate contacts notional amount	$31,344	$31,914
Derivatives not designated as hedging instruments:
Interest rate swap contracts fair value	$645	$738
Derivatives designated as hedging instruments:
Interest rate swap contracts fair value	2,904	3,205

Total interest rate contracts fair value	$3,549	$3,943

Balance sheet location	Accrued Interest Payable and Other Liabilities	Accrued Interest Payable and Other Liabilities

The Effect of Derivative Instruments on the Consolidated Statements of Income

The following table summarizes the effect of derivative financial instruments on the consolidated statements of income for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivatives not designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$32	$155	$93	$217
Payments on interest rate swap contracts on loans	(68)	(69)	(136)	(156)

Net (decrease) increase in other non-interest income	(36)	86	(43)	61

Interest rate swap contracts – subordinated debenture
Increase in fair value of interest rate swap contracts	—	—	—	70
Payments on interest rate swap contracts on subordinated debentures	—	—	—	(70)

Net decrease in other non-interest income	—	—	—	—

Net (decrease) increase in other non-interest income	$(36)	$86	$(43)	$61

Derivatives designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$118	$851	$301	$1,196
Increase (decrease) in fair value of hedged loans	165	(521)	238	(590)
Payment on interest rate swap contracts on loans	(317)	(331)	(633)	(633)

Net decrease in interest income on loans	$(34)	$(1)	$(94)	$(27)

The interest rate swap contract associated with the subordinated debenture that was to mature in June 2013 was liquidated during the first quarter of 2013.

Under the interest rate swap contracts, the Company is required to pledge and maintain collateral for the credit support under these agreements. At June 30, 2014, the Company had $2.7 million in certificates of deposit and $1.9 million in non-interest bearing balances for a total of $4.6 million with the counterparty, Pacific Coast Bankers Bank. Of this amount, $3.8 million is required to be pledged as collateral under the interest rate swap contracts.

Note 10 – Balance Sheet Offsetting

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

The table below presents the Company’s financial instruments that may be eligible for offsetting which include securities sold under agreements to repurchase that have no enforceable master netting arrangement and derivative securities that could be offset in the consolidated financial statements due to an enforceable master netting arrangement (dollars in thousands):

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount (Collateral over liability balance required to be pledged)
				Financial Instruments	Collateral Pledged
June 30, 2014
Financial Liabilities:
Interest rate swap contracts fair value (See Note 9 – Derivative Financial Instruments)	$3,549	$—	$3,549	$3,549	$3,814	$265
Securities sold under agreements to repurchase (See Note 8 – Borrowings and Subordinated Debentures)	13,852	—	13,852	13,852	14,129	277

Total	$17,401	$—	$17,401	$17,401	$17,943	$542

December 31, 2013
Financial Liabilities:
Interest rate swap contracts fair value (See Note 9 – Derivative Financial Instruments)	$3,943	$—	$3,943	$3,943	$4,194	$251
Securities sold under agreements to repurchase (See Note 8 – Borrowings and Subordinated Debentures)	11,141	—	11,141	11,141	11,750	609

Total	$15,084	$—	$15,084	$15,084	$15,944	$860

Note 11 - Stock Options and Restricted Stock

Equity Compensation Plans

The Company’s 2007 Equity and Incentive Plan, the “Equity Plan,” was adopted by the Company in 2007 and replaced two prior equity compensation plans. The Equity Plan provides for significant flexibility in determining the types and terms of awards that may be made to participants. The Equity Plan was revised and approved by the Company’s shareholders in 2011 and adopted by the Company as part of the Bank holding company reorganization. The Equity Plan is designed to promote the interest of the Company in aiding the Company to attract and retain employees, officers and non-employee directors who are expected to contribute to the future success of the organization. The Equity Plan is intended to provide participants with incentives to maximize their efforts on behalf of the Company through stock-based awards that provide an opportunity for stock ownership. The Equity Plan provides the Company with a flexible equity incentive compensation program, which allows the Company to grant stock options, restricted stock, restricted stock award units and performance units. Certain options and share awards provide for accelerated vesting, if there is a change in control, as defined in the Equity Plan. The Equity Plan is described more fully in Note 16 - Stock Options and Restricted Stock in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

At June 30, 2014, future compensation expense related to un-vested stock option and un-vested restricted stock grants are reflected in the table below (dollars in thousands):

Future Stock Based Compensation Expense	Stock Options	Restricted Stock	Total
Remainder of 2014	$3	$761	$764
2015	2	748	750
2016	—	206	206
2017	—	27	27
2018	—	6	6
Thereafter	—	—	—

Total	$5	$1,748	$1,753

The estimated fair value of both incentive stock options and non-qualified stock options granted in prior years, have been calculated using the Black-Scholes option pricing model. The use of the Black-Scholes model and the variables and assumptions are described in Note 16 - Stock Options and Restricted Stock in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Stock Options

There have been no stock options granted by the Company after 2010.

The following table summarizes the share option activity under the plans as of the date and for the period indicated:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock options at December 31, 2013	434,740	$13.89	2.1	$1,913
Granted	—	—
Exercised	110,044	9.87
Forfeited	—	—
Expired	—	—

Outstanding stock options at June 30, 2014	324,696	$15.25	1.9	$1,456

Exercisable options at June 30, 2014	315,496	$15.33	1.9	$1,394
Unvested options at June 30, 2014	9,200	$12.30	2.3	$62

Outstanding, vested and expected to vest at June 30, 2014	324,696	$15.25	1.9	$1,456

The Company recorded stock option compensation expense of $2,000 and $3,000 for the three month period ended June 30, 2014 and 2013, and $6,000 and $12,000 for the six month period ended June 30, 2014 and 2013, respectively.

At December 31, 2013, there was one executive officer of the Company that had a remaining balance of 88,344 shares that were exercisable under Rule 10b5-1(c) (1) “10b5 Plan” under the Securities Exchange Act of 1934, as amended. This plan had been adopted by the executive officer in the fourth quarter of 2013. During the first quarter of 2014 all 88,344 options that remained outstanding were exercised and sold. In addition, there were an additional 21,700 options exercised by employees in the first and second quarters of 2014.

The total intrinsic value of options exercised during the six months ended June 30, 2014 was $894,000 and there were no options exercised during the six months ended June 30, 2013.

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

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Unvested at December 31, 2013	266,050	$13.49
Granted	45,900	18.17
Vested	(48,975)	12.32
Cancelled and forfeited	(500)	11.75

Unvested at June 30, 2014	262,475	$14.53

Restricted stock compensation expense related to the restricted stock grants reflected in the table above was $477,000 and $414,000 for the three month period ended June 30, 2014 and 2013, and $881,000 and $463,000 for the six month period ended June 30, 2014 and 2013, respectively. Restricted stock awards reflected in the table above are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed.

Note 12 - Common Stock

During the first and second quarters of 2014, the Company’s outstanding common stock increased by 140,871 shares to 11,222,235 at June 30, 2014. The components of this increase are as follows: The Company issued 110,044 shares of stock from the exercise of employee stock options for a total value of $1.1 million. The Company issued 45,900 shares of restricted stock to the Company’s employees, cancelled 500 shares of unvested restricted stock related to employee turnover and repurchased 14,573 shares of restricted stock that had a value of $242,000 related to employees electing to pay their tax obligation via the repurchase of the stock by the Company. The net issuance of restricted stock for 2014 was 30,827 shares. See Note 11 – Stock Options and Restricted Stock for additional detail related to the issuances of these shares.

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

Note 13 - Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the periods indicated (dollars in thousands):

	Before Tax	Tax Effect	Net of Tax
Three Months Ended – June 30, 2014
Net unrealized gains (losses) on investment securities:
Beginning balance	$(80)	$(33)	$(47)

Net unrealized gains arising during the period	411	169	242

Reclassification adjustment for gains realized in net income	0	0	0

Net other comprehensive income	411	169	242

Ending balance	$331	$136	$195

	Before Tax	Tax Effect	Net of Tax
Three Months Ended – June 30, 2013
Net unrealized gains on investment securities:
Beginning balance	$2,243	$923	$1,320

Non-credit portion of other-than-temporary impairments arising during the period	—	—	—
Net unrealized losses arising during the period	(1,247)	(513)	(734)

Net other comprehensive loss	(1,247)	(513)	(734)

Ending balance	$996	$410	$586

	Before Tax	Tax Effect	Net of Tax
Six Months Ended – June 30, 2014
Net unrealized gains (losses) on investment securities:
Beginning balance	$(348)	$(143)	$(205)

Net unrealized gains arising during the period	679	279	400

Reclassification adjustment for gains realized in net income	0	0	0

Net other comprehensive income	679	279	400

Ending balance	$331	$136	$195

	Before Tax	Tax Effect	Net of Tax
Six Months Ended – June 30, 2013
Net unrealized gains on investment securities:
Beginning balance	$2,369	$975	$1,394

Non-credit portion of other-than-temporary impairments arising during the period	(32)	(13)	(19)
Net unrealized losses arising during the period	(1,336)	(550)	(786)

Other comprehensive loss before reclassifications	(1,368)	(563)	(805)
Reclassification adjustment for gains realized in net income	(5)	(2)	(3)

Net other comprehensive loss	(1,373)	(565)	(808)

Ending balance	$996	$410	$586

Note 14 - Commitments and Contingencies

Litigation

From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company accrues for any probable loss contingencies that are estimable and discloses any material losses. As of June 30, 2014, there were no legal proceedings against the Company the outcome of which are expected to have a material adverse impact on the Company’s financial position, results of operations or cash flows, as a whole.

Financial Instruments with Off Balance Sheet Risk

See Note 22 – Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Financial instruments with off balance sheet risk include commitments to extend credit of $417 million and $346 million at June 30, 2014 and December 31, 2013, respectively. Included in the aforementioned commitments were standby letters of credit outstanding of $40.7 million and $40.6 million at June 30, 2014 and December 31, 2013, respectively.

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

Subordinated Debentures: The fair value of the three variable rate subordinated debentures (“debentures”) is estimated using a discounted cash flow calculation that applies the three month LIBOR plus the margin index at June 30, 2014, to the cash flows from the debentures, based on the actual interest rate the debentures were accruing at June 30, 2014. Because all three of the debentures re-priced on June 16, 2014 based on the current three month LIBOR index rate plus the index margin at that date, and with relatively little to no change in the three month LIBOR index rate from the re-pricing date through June 30, 2014, the current face value of the debentures and their calculated fair value are approximately equal. The inputs utilized in determining the fair value of subordinated debentures are observable and accordingly, these financial liabilities are classified within Level 2 of the fair value hierarchy.

Fair Value of Commitments: Loan commitments that are priced on an index plus a margin to a market rate of interest are reported at the carrying value of the loan commitment. Loan commitments on which the committed fixed interest rate is less or more than the current market rate were insignificant at June 30, 2014 and December 31, 2013.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis as of the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets – June 30, 2014
Investment securities available-for-sale	$102,143	$—	$102,143	$—
Financial Liabilities – June 30, 2014
Interest Rate Swap Contracts	$3,549	$—	$3,549	$—
Financial Assets – December 31, 2013
Investment securities available-for-sale	$106,488	$—	$106,488	$—
Financial Liabilities – December 31, 2013
Interest Rate Swap Contracts	$3,943	$—	$3,943	$—

At December 31, 2013 and at June 30, 2014 the Company had no financial assets or liabilities that were measured at fair value on a recurring basis that required the use of significant unobservable inputs (Level 3), and thus a table has not been provided for the six months ended June 30, 2014. The following table presents a roll forward of all assets and liabilities and additional information about the financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the date and period indicated (dollars in thousands):

Financial Assets – Measured at Fair Value on a Recurring Basis using Unobservable Inputs	Balance at January 1	Included in Earnings	Included in Other Comprehensive Income (Loss)	Purchases, Issuances, Sales, Settlements	Transfers into (out of) Level 3	Balance at June 30
Period ended June 30, 2013
Private Issue CMO Securities	$2,910	$(20)	$—	$(2,890)	$—	$—

Total	$2,910	$(20)	$—	$(2,890)	$—	$—

There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis for the period ended June 30, 2014 and 2013. The above table reflects the sale of the Company’s Private Issue CMO securities during the first quarter of 2013.

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

There was one loan transferred to other real estate owned “OREO” during the quarter ending June 30, 2014. At December 31, 2013 this loan was included in the collateral dependent impaired loans table below with a carrying value of $219,000. This asset was transferred to OREO during the 2nd quarter of 2014 at a value of $219,000. There was no change in the valuation hierarchy for this asset. Two other loans with a carrying value of $45,000 were included in the $264,000 balance at December 31, 2013. These loans were both paid down resulting in no carrying value at June 30, 2014. There were no other reclassifications of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a non-recurring basis for the three months ended June 30, 2014 and 2013.

The following table presents the balances of assets and liabilities measured at fair value on a non-recurring basis by caption and by level within the fair value hierarchy as of the dates indicated (dollars in thousands):

	Recorded Investment Carrying Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets – June 30, 2014
Other real estate owned, net	$219	$—	$—	$219

	219	—	—	219

Financial Assets – December 31, 2013
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs (non-purchased credit impaired loans)	$264	$—	$—	$264

Total	$264	$—	$—	$264

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of the dates indicated (dollars in thousands):

	Fair Value	Valuation Methodology	Valuation Model and/or Factors	Unobservable Input Values
Financial Assets – June 30, 2014
Other real estate, net	$219	Commercial real estate appraisal	Sales approach (3)
			Estimated selling costs	8%
Financial Assets – December 31, 2013
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-off (1)	$45	Credit loss estimate of aged accounts receivable collateral	Credit loss factors on aging of accounts receivable collateral	80%
	$219	Commercial real estate appraisal	Sales approach (2)
			Estimated selling costs	8%

(1)	The Company has recorded total charge-offs of $605,000 on the principal balance on two of the loans included in the balance in the above table. These charge-offs were recorded in 2013.
(2)	For the one commercial real estate loan included in the above table at December 31, 2013, the Company established the fair value of the loan based on a recent commercial real estate appraisal. The Company selected the “sales approach” for valuing the collateral.
(3)	For the one commercial real estate property included in other real estate owned at June 30, 2014 as reflected in the above table, the Company established the fair value of this property based on a recent commercial real estate appraisal. The Company selected the “sales approach” for valuing the collateral.

Fair Value of Financial Assets and Liabilities

The required disclosure within the financial statements of the fair value of financial assets and financial liabilities, include both those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis and those reported on a non-recurring basis. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of June 30, 2014 and December 31, 2013. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The description of the valuation methodologies used for assets and liabilities measured at fair value and for estimating fair value for financial instruments not recorded at fair value has been described above.

The table below presents the carrying amounts and fair values of financial instruments based on their fair value hierarchy indicated (dollars in thousands):

		Fair Value
	Recorded Investment Carrying Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2014
Financial Assets
Investment securities available-for-sale	$102,143	$—	$102,143	$—
Loans, net	968,606	—	—	972,960
Financial Liabilities
Certificates of deposit	57,732	—	57,775	—
Securities sold under agreements to repurchase	13,852	—	13,852	—
Subordinated debentures	9,459	—	12,372	—
Interest rate swap contracts	3,549	—	3,549	—
December 31, 2013
Financial Assets
Investment securities available-for-sale	$106,488	$—	$106,488	$—
Loans, net	922,591	—	—	926,500
Financial Liabilities
Certificates of deposit	63,581	—	63,680	0
Securities sold under agreements to repurchase	11,141	—	11,141	—
Subordinated debentures	9,379	—	12,372	—
Interest rate swap contracts	3,943	—	3,943	—

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We make forward-looking statements as set forth above and regarding projected sources of funds, availability of acquisition and growth opportunities, dividends, adequacy of our allowance for loan losses and provision for loan losses, our loan portfolio and subsequent charge-offs. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the SEC, Item 1A of our Annual Report on Form 10-K, and the following:

•	Current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values, high unemployment rates and overall slowdowns in economic growth.

•	Loss of customer checking and money-market account deposits as customers pursue other, higher-yield investments.

•	Possible changes in consumer and business spending and saving habits and the related effect on our ability to increase assets and to attract deposits.

•	Competitive market pricing factors.

•	Deterioration in economic conditions that could result in increased loan losses.

•	Risks associated with concentrations in real estate related loans.

•	Risks associated with concentrations in deposits.

•	Market interest rate volatility.

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

•	Changes in the speed of loan prepayments, loan origination and sale volumes, loan loss provisions, charge offs or actual loan losses.

•	Compression of our net interest margin.

•	Stability of funding sources and continued availability of borrowings.

•	Changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth.

•	The inability of our internal disclosure controls and procedures to prevent or detect all errors or fraudulent acts.

•	Inability of our framework to manage risks associated with our business, including operational risk and credit risk, to mitigate all risk or loss to us.

•	Our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft.

•	The effects of man-made and natural disasters, including earthquakes, floods, droughts, brush fires, tornadoes and hurricanes.

•	Our ability to recruit and retain key management and staff.

•	Availability of and competition for acquisition opportunities.

•	Risks associated with merger and acquisition integration.

•	Significant decline in the market value of the Company that could result in an impairment of goodwill.

•	Regulatory limits on the Bank’s ability to pay dividends to the Company.

•	New accounting pronouncements.

•	The impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and related rules and regulations on the Company’s business operations and competitiveness.

•	Our ability to comply with applicable capital and liquidity requirements (including the finalized Basel III capital standards), including our ability to generate capital internally or raise capital on favorable terms.

•	The effects of any damage to our reputation resulting from developments related to any of the items identified above.

Merger

On June 3, 2014, the Company announced it had entered into the Agreement and Plan of Merger, dated June 2, 2014, (the “merger agreement”) by and among CU Bancorp, the (“Company”), California United Bank, the (“Bank”) and 1st Enterprise Bank (“1st Enterprise”). In connection with the execution of that merger agreement, the Company has supplemented the risk factors previously disclosed in the Company’s most recent annual report on Form 10-K as follows:

We may fail to realize all of the anticipated benefits of the merger if the combined company does not achieve certain cost savings and other benefits or if the Bank and 1st Enterprise do not successfully integrate.

The Company’s belief that the cost savings and revenue enhancements are achievable is a forward-looking statement that is inherently uncertain. The combined company’s actual cost savings and revenue enhancements, if any, cannot be quantified at this time. Actual cost savings and revenue enhancements will depend on future expense levels and operating levels, the timing of certain events and general industry, regulatory and business conditions. Many of these events will be beyond the control of the combined company.

Further, if the Company is unable to successfully integrate the businesses of the Bank and 1st Enterprise, operating results may suffer. The Bank and 1st Enterprise have operated and, until completion of the merger, will continue to operate independently of one another. It is possible that the integration process could result in the loss of key employees, disruption of their ongoing businesses, or inconsistencies in standards, controls, policies or procedures. These could negatively affect both the Bank’s and 1st Enterprise’s ability to maintain relationships with customers and employees, or achieve the anticipated benefits of the merger. As with any completed merger of financial institutions, there may also be disruptions that cause customers, both deposit and loan, to take their business to competitors.

The Company will be subject to business uncertainties while the merger is pending that could adversely affect its business.

The parties’ efforts to complete the merger could cause substantial disruptions in the Company’s business, which could have an adverse effect on its financial results. Among other things, uncertainty as to whether the merger will be completed may affect the ability of each of the parties to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the merger is pending because employees may experience uncertainty about their future roles with the combined Company.

Uncertainty as to the future could adversely affect the Company’s business, reputation and relationships with potential depositors, borrowers and vendors. For example, vendors, customers and others who deal with the Company could defer decisions concerning working with the Company, or seek to change existing business relationships with the Company. Further, a substantial amount of the attention and management and employees of the Company is being directed toward the completion of the merger and thus is being diverted from the Company’s day-to-day operations because matters related to the merger, (including integration planning) require substantial commitments of time and resources.

In addition the merger agreement restricts the Company from taking certain actions without 1st Enterprises’ consent while the merger is pending. These restrictions may, among other matters, prevent the Company from pursuing otherwise attractive business opportunities, selling assets, changing the capital structure, entering into other transactions or making other changes to our business prior to consummation of the merger or termination of the merger agreement. These restrictions could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company will incur significant transaction and merger-related integration costs in connection with the merger.

The Company expects to incur significant costs associated with completing the merger and integrating the operations of the Bank and 1st Enterprise. Although the Company believes that the elimination of duplicate costs and the realization of other efficiencies related to the integration of the businesses of the Bank and 1st Enterprise will offset incremental transition and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

Company shareholders will experience significant dilution as a result of the merger.

In connection with the merger, 1st Enterprise shareholders will receive 1.3450 shares of Company common stock in exchange for each share of 1st Enterprise common stock (except with respect to fractional shares) pursuant to the terms of the merger agreement. As a consequence, the shareholders of the Company will experience significant dilution in their ownership percentage and voting power in the Company following the merger. If the merger is consummated and based upon the exchange ratio of 1.3450, current 1st Enterprise common stock shareholders will own approximately 31.5% of the Company’s common stock, on a fully diluted basis. Accordingly, while the Company’s shareholders will still own a majority of the outstanding voting stock of the combined company after the merger, their interests will be diluted and would significantly reduce their ability to out vote current 1st Enterprise shareholders if such current 1st Enterprise shareholders voted together as a group.

The market price of Company common stock after the merger may be affected by factors different from those currently affecting the market price of 1st Enterprise common stock and Company common stock.

Upon completion of the merger, holders of 1st Enterprise common stock will become holders of Company common stock, and the Treasury, as the sole holder of the 1st Enterprise preferred stock, will become a holder of Company preferred stock. The Company’s business differs from that of 1st Enterprise and, accordingly, the results of operations of the combined company and the market price of Company common stock after the completion of the merger may be affected by factors different from those currently affecting the independent results of operations of each of the Company and 1st Enterprise.

The merger will not be completed unless important conditions are satisfied.

Specified conditions set forth in the merger agreement must be satisfied or waived to complete the merger. If the conditions are not satisfied or waived, to the extent permitted by law or NASDAQ rules, the merger will not occur or will be delayed, and the Company may lose some or all of the intended benefits of the merger. The following conditions must be satisfied or, with respect to conditions other than shareholder and regulatory approval, waived, if permissible, before the Company, the Bank, and 1st Enterprise are obligated to complete the merger:

•	the merger agreement must be approved by the affirmative vote of at least a majority of the shares of Company common stock outstanding as of the record date for the Company annual meeting;

•	the merger agreement must be approved by the affirmative vote of at least a majority of the shares of 1st Enterprise common stock and by the affirmative vote of at least a majority of the shares of 1st Enterprise preferred stock outstanding as of the record date for the 1st Enterprise annual meeting;

•	all required regulatory approvals and consents must be obtained, including approvals and/or non-objections from the FRB, the FDIC and the California Department of Business Oversight, (the “DBO”);

•	the absence of any law or order by a court or regulatory authority that would prohibit, restrict or make illegal the merger;

•	the number of shares of 1st Enterprise common stock for which dissenters’ rights have been properly asserted shall not be more than 5% of the total issued and outstanding shares of 1st Enterprise common stock; and

•	the Treasury, as the holder of the 1st Enterprise preferred stock, does not exercise dissenters’ rights with respect to any shares of the 1st Enterprise preferred stock it holds.

Failure to complete the merger could negatively impact the Company’s and the Bank’s business, financial condition, results of operations and / or stock price.

If the merger agreement is terminated and the merger is not completed, the ongoing businesses of the Company and the Bank may be adversely affected. For example:

•	the risk that the pursuit of the merger could lead to the Company’s failure to pursue other beneficial opportunities due to the focus of the Company’s management on completing the merger;

•	pursuant to the merger agreement, the Company and the Bank are subject to certain restrictions on the conduct of their business prior to completing the merger, which restrictions could adversely affect their ability to realize certain of their business strategies;

•	the market price of the Company’s common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed;

•	the Company and the Bank may experience negative reactions to the termination of the merger from customers, depositors, investors, vendors and others who deal with the Company and the Bank;

•	the Company would not realize any of the anticipated benefits of having completed the merger;

•	the Company may be required to pay a termination fee of $1.0 million to 1st Enterprise and to reimburse 1st Enterprise for its merger-related expenses (up to $1.0 million) if the merger agreement is terminated under certain circumstances; and

•	the expenses of the Company incurred in connection with the merger, such as legal and accounting fees, must be paid even if the merger is not completed and may not, except in certain circumstances, be recovered from the other party.

In addition, any delay in the consummation of the merger, or any uncertainty about the consummation of the merger, may adversely affect the Company’s and the Bank’s future business, growth, revenue and results of operations.

The consideration to be paid in the merger is fixed and will not be adjusted for changes in the Company’s or 1st Enterprises’ business, assets, liabilities, prospects, outlook, financial condition or results of operations, or in the event of any change in the Company’s or 1st Enterprises stock price.

The merger consideration is fixed in the merger agreement and will not be adjusted for changes in the Company’s or 1st Enterprises’ business, assets, liabilities, prospects, outlook financial condition or results of operations, or changes in the market price of, analyst estimates of, or projections relating to, the Company’s common stock or 1st Enterprises’ common stock. For example, if the Company experienced an improvement in its business, assets, liabilities, prospects, outlook, financial condition or results of operations prior to the consummation of the merger, there would be no adjustment to the amount of the merger consideration

Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

For a more complete discussion of these risks and uncertainties, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and particularly, Item 1A, titled “Risk Factors.”

OVERVIEW

CU Bancorp (the “Company”) is a bank holding company whose operating subsidiary is California United Bank. As a bank holding company, CU Bancorp is subject to regulation of the Federal Reserve Board (“FRB”). The term “Company”, as used throughout this document, refers to the consolidated balance sheets and consolidated statements of income of CU Bancorp and California United Bank.

California United Bank (the “Bank”) is a full-service commercial business bank offering a broad range of banking products and services including: deposit services, lending and cash management to small and medium-sized businesses in Los Angeles, Orange and Ventura counties, to non-profit organizations, to business principals and entrepreneurs, to the professional community, including attorneys, certified public accountants, financial advisors, healthcare providers and investors. The Bank opened for business in 2005, with its headquarters office located in Encino, California. As a state chartered non-member bank, the Bank is subject to regulation by the California Department of Business Oversight, (the “DBO”) and the Federal Deposit Insurance Corporation (“FDIC”). The deposits of the Bank are insured by the FDIC, to the maximum amount allowed by law.

On June 3, 2014, CU Bancorp and 1st Enterprise Bank (“1st Enterprise”) announced the execution of a definitive agreement and plan of merger whereby 1st Enterprise will merger into California United Bank. The transaction combines two of the leading commercial banking franchises in Southern California with more than $2.2 billion in combined assets which operate offices in Los Angeles, Orange, Ventura and San Bernardino counties. California United Bank will survive the merger and will continue the commercial banking operations of the combined bank following the merger. The transaction is intended to qualify as a tax-free reorganization under the applicable provision of the Internal Revenue Code and 1st Enterprise shareholders who receive shares of CU Bancorp common stock in the merger should not recognize any taxable gain on the exchange. Shareholders of 1st Enterprise will receive a fixed exchange ratio at closing of 1.3450 shares of CU Bancorp common stock for each share of 1st Enterprise common stock. Based on the CU Bancorp stock price as of June 2, 2014, the merger transaction is valued at approximately $103.4 million.

Total assets increased $22.5 million or 1.6% from December 31, 2013 to $1.4 billion mainly due to deposit growth of $12.9 million, growth in securities sold under agreements to repurchase of $2.7 million and net income of $5.1 million. Loan growth during the period was concentrated primarily in Commercial and Industrial loans of $4.4 million, Owner-Occupied Nonresidential Property loans of $ 11.3 million, Other Nonresidential Property loans of $24.8 million and Construction, Land Development and Other Land loans of $14.1 million. Funding the growth of the Company for the six months ending June 30, 2014 was an increase in non-interest bearing deposits of $50.1 million, partially offset by a decline in interest bearing deposits of $37.3 million. At June 30, 2014 and December 31, 2013, non-interest bearing deposits represented 55% and 51% of total deposits, respectively.

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

Our critical accounting policies are described in greater detail in the Company’s 2013 Annual Report on Form 10-K, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessment, are as follows:

Allowance for Loan Loss

We maintain an allowance for loan loss (“Allowance”) to provide for probable losses in the loan portfolio. Additions to the Allowance are made by charges to operating expense in the form of a provision for loan losses. All loans that are judged to be uncollectible are charged against the Allowance while any recoveries are credited to the Allowance. We have instituted loan policies and procedures which enable us to adequately evaluate, analyze and monitor risk factors associated with our loan portfolio. These policies and procedures enable us to assess risk factors prior to granting new loans and to continually monitor the risk levels in the loan portfolio. We conduct a critical evaluation of the loan portfolio and the level of the Allowance quarterly. We have instituted loan policies to adequately evaluate and analyze risk factors associated with our loan portfolio and to enable us to assess such risk factors prior to granting new loans and to assess the sufficiency of the Allowance. This evaluation includes an assessment of the following factors: the results of any internal and external loan reviews and any regulatory examination, changes in management or lending policies and underwriting standards, levels of past due loans, loan loss experience, estimated probable loss exposure on each impaired credit, concentrations of credit, value of collateral and any known impairment in the borrowers’ ability to repay, and current economic conditions.

Investment Securities

The Company currently classifies its investment securities under the available-for-sale classification. Under the available-for-sale classification, securities can be sold in response to certain conditions, such as changes in interest rates, changes in the credit quality of the securities, when the credit quality of a security does not conform with current investment policy guidelines, fluctuations in deposit levels or loan demand or need to restructure the portfolio to better match the maturity or interest rate characteristics of liabilities with assets. Securities classified as available-for-sale are accounted for at their current fair value rather than amortized cost. Unrealized gains or losses are excluded from net income and reported as a separate component of accumulated other comprehensive income (loss) net of taxes included in shareholders’ equity.

At each reporting date, investment securities are assessed to determine whether there is an other-than-temporary impairment. If it is probable, based on current information, that we will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If it’s determined that an other-than-temporary impairment exists on a debt security, the Company then determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Company will recognize an other-than-temporary impairment in earnings equal to the difference between the security’s fair value and its adjusted cost basis, the credit portion of the loss is required to be recognized in current earnings, while the non-credit portion of the loss is recorded as a separate component of shareholders’ equity. If neither of the conditions is met, the Company determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present value of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss portion of such impairment, if any, is the portion of the other-than-temporary impairments that is recognized in current earnings rather than as a separate component of shareholders’ equity and is a reduction to the cost basis of the security. The portion of total impairment related to all other factors is included in accumulated other comprehensive income (loss). Significant judgment is required in this analysis that includes, but is not limited to assumptions regarding the collectability of principal and interest, future default rates, future prepayment speeds, the amount of current delinquencies that will result in defaults and the amount of eventual recoveries expected on these defaulted loans through the foreclosure process.

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

Business Combinations

The Company has a number of fair value adjustments recorded within the consolidated financial statements at June 30, 2014 that were created from the business combinations with California Oaks State Bank (“COSB”) and Premier Commercial Bancorp (“PC Bancorp”) on December 31, 2010 and July 31, 2012, respectively. These fair value adjustments include the Company’s goodwill, fair value adjustments on loans, core deposit intangible assets, other intangible assets, fair value adjustments to acquired lease obligations, fair value adjustments to high rate certificates of deposit and fair value adjustments on derivatives. The assets and liabilities acquired through acquisition have been accounted for at fair value as of the date of the acquisition. The goodwill that was recorded on the transactions represented the excess of the purchase price over the fair value of net assets acquired. If the consideration paid would have been less than the fair value of the net assets acquired, the Company would have recorded a bargain purchase gain. Goodwill is not amortized and is reviewed for impairment on October 1st of each year. If an event occurs or circumstances change that result in the Company’s fair value declining to below its book value, the Company would perform an impairment analysis at that time.

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

RESULTS OF OPERATIONS

Key Profitability Measures

The following table presents key profitability measures for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	Amounts		Increase (Decrease)		Amounts		Increase (Decrease)
	2014	2013		%	2014	2013		%
Net Income	$2,386	$2,321	$65	2.8%	$5,052	$4,476	$576	12.9%

Earnings per share
Basic	$0.22	$0.22	$0.00	0.0%	$0.46	$0.43	$0.03	7.0%
Diluted	$0.21	$0.22	$(0.01)	(4.5)%	$0.45	$0.42	$0.03	7.1%
Return on average equity	6.63%	7.16%	(0.53)%	(7.5)%	7.15%	7.02%	0.13%	1.9%
Return on average assets	0.69%	0.73%	(0.04)%	(5.3)%	0.73%	0.71%	0.02%	3.4%
Net interest rate spread	3.70%	4.06%	(0.36)%	(8.9)%	3.67%	3.94%	(0.27)%	(6.9)%
Net interest margin	3.88%	4.25%	(0.37)%	(8.7)%	3.85%	4.13%	(0.28)%	(6.8)%
Efficiency ratio (1)	67.53%	65.04%	2.49%	3.8%	67.95%	69.32%	(0.32)%	(0.47)%

(1)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income, gain on sale of SBA loans, and other non-interest income.

Operations Performance Summary

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net income for the three months ended June 30, 2014 was $2.4 million, or $0.21 per diluted share, compared to $2.3 million, or $0.22 per diluted share for the three months ended June 30, 2013. The $65,000 increase, or 2.8%, was primarily due to the following: Total interest income for the quarter decreased by $75,000 or 0.6% to $13.0 million at June 30, 2014, which was almost completely offset by the decrease in interest expense of $73,000 or 13.7% to $461,000. The provision for loan loss decreased by $745,000 and non-interest income increased by $93,000. These changes were offset by the increase in non-interest expense of $417,000, primarily due to merger-related expenses of $497,000, and the increase in the provision for income taxes of $354,000. The increases in the tax provision is related to the non-deductibility of the merger costs for tax purposes which has resulted in a higher effective tax rate for the second quarter of 2014 compared to 2013. Each of these increases and or decreases is more fully described below.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net income for the six months ended June 30, 2014 was $5.1 million, or $0.45 per diluted share, compared to $4.5 million, or $0.42 per diluted share for the six months ended June 30, 2013. The $576,000 increase, or 12.9%, was primarily due to the following: Total interest income for the quarter increased by $492,000 or 2.0% to $25.7 million at June 30, 2014, while interest expense decreased by $141,000 or 13.2% to $924,000. The provision for loan loss decreased by $804,000, while non-interest income increased by $457,000. These changes were offset by the increase in non-interest expense of $657,000 and the increase in the provision for income taxes of $661,000. The increases in the tax provision is related to the non-deductibility of the merger costs for tax purposes which has resulted in a higher effective tax rate for the six month period of 2014 compared to 2013. Each of these increases and or decreases are more fully described below.

    Average Balances, Interest Income and Expense, Yields and Rates

The following tables present the Company’s average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yield/rate for the periods presented. All average balances are daily average balances (dollars in thousands).

	Three Months Ended
	June 30, 2014			June 30, 2013
	Average Balance	Interest	Average Yield/ Rate (5)	Average Balance	Interest	Average Yield/ Rate (5)
Interest Earning Assets:
Deposits in other financial institutions	$240,335	$206	0.34%	$208,871	$157	0.30%
Investment securities (2)	101,410	467	1.84%	106,706	495	1.86%
Loans (1)	958,129	12,366	5.18%	872,048	12,462	5.73%

Total interest-earning assets	1,299,874	13,039	4.02%	1,187,625	13,114	4.43%

Non-interest-earning assets	90,383			92,770

Total Assets	$1,390,257			$1,280,395

Interest Bearing Liabilities:
Interest bearing transaction accounts	$139,425	$66	0.19%	$132,392	$64	0.19%
Money market and savings deposits	353,962	222	0.25%	334,729	249	0.30%
Certificates of deposit	60,752	55	0.36%	67,914	74	0.44%

Total Interest Bearing Deposits	554,139	343	0.25%	535,035	387	0.29%
Securities sold under agreements to repurchase	15,425	11	0.29%	27,913	21	0.30%
Subordinated debentures	9,439	107	4.48%	9,599	126	5.26%

Total Interest Bearing Liabilities	579,003	461	0.32%	572,547	534	0.37%

Non-interest bearing demand deposits	652,094			566,018

Total funding sources	1,231,097			1,138,565

Non-interest bearing liabilities	14,733			11,820
Shareholders’ Equity	144,427			130,010

Total Liabilities and Shareholders’ Equity	$1,390,257			$1,280,395

Net interest income		$12,578			$12,580

Net interest rate spread (3)			3.70%			4.06%
Net interest margin (4)			3.88%			4.25%
Core net interest margin (6)			3.73%			3.89%

(1)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(2)	Average balances of investment securities are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(3)	Net interest rate spread represents the yield earned on average total interest-earning assets less the rate paid on average total interest bearing liabilities.
(4)	Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(5)	Annualized
(6)	Core net interest margin is computed by dividing annualized net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and interest recovered or reversed on non-accrual loans, by average total interest-earning assets. See the reconciliation table for core net interest margin.

	Six Months Ended
	June 30, 2014			June 30, 2013
	Average Balance	Interest	Average Yield/Rate (5)	Average Balance	Interest	Average Yield/Rate (5)
Interest Earning Assets:
Deposits in other financial institutions	$252,973	$417	0.33%	$211,520	$317	0.30%
Investment securities (2)	103,080	968	1.88%	109,537	979	1.79%
Loans (1)	940,648	24,290	5.21%	857,224	23,887	5.62%

Total interest-earning assets	1,296,701	25,675	3.99%	1,178,281	25,183	4.31%

Non-interest-earning assets	91,362			92,776

Total Assets	$1,388,063			$1,271,057

Interest Bearing Liabilities:
Interest bearing transaction accounts	$138,720	$124	0.18%	$125,416	$116	0.19%
Money market and savings deposits	363,556	456	0.25%	342,502	509	0.30%
Certificates of deposit	61,852	111	0.36%	72,057	150	0.42%

Total Interest Bearing Deposits	564,128	691	0.25%	539,975	775	0.29%
Securities sold under agreements to repurchase	13,698	19	0.28%	26,889	40	0.30%
Subordinated debentures	9,419	214	4.52%	9,400	250	5.36%

Total Interest Bearing Liabilities	587,245	924	0.32%	576,264	1,065	0.37%

Non-interest bearing demand deposits	642,716			553,808

Total funding sources	1,229,961			1,130,072

Non-interest bearing liabilities	15,658			12,328
Shareholders’ Equity	142,444			128,657

Total Liabilities and Shareholders’ Equity	$1,388,063			$1,271,057

Net interest income		$24,751			$24,118

Net interest rate spread (3)			3.67%			3.94%
Net interest margin (4)			3.85%			4.13%
Core net interest margin (6)			3.69%			3.94%

(1)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(2)	Average balances of investment securities are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(3)	Net interest rate spread represents the yield earned on average total interest-earning assets less the rate paid on average total interest bearing liabilities.
(4)	Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(5)	Annualized
(6)	Core net interest margin is computed by dividing annualized net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and interest recovered or reversed on non-accrual loans, by average total interest-earning assets. See the reconciliation table for core net interest margin.

The following table represents a reconciliation of GAAP net interest margin to core net interest margin used by the Company. The table presents the information for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Interest Income	$12,578	$12,580	$24,751	$24,118
Less: Interest recovered on non-accrual loans	—	162	—	162
Accelerated accretion of fair value adjustment on early loan payoffs	483	891	1,002	928

Core Net Interest Income	$12,095	$11,527	$23,749	$23,028

Net interest margin	3.88%	4.25%	3.85%	4.13%
Core net interest margin	3.73%	3.89%	3.69%	3.94%

The following table reflects the composition of the net deferred loan fees, costs and fair value discounts at June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013
Accreting loan discount	$6,772	$7,912
Non-accreting loan discount	1,155	2,683

Acquired loans remaining discount	7,927	10,595
Organic loans net deferred fees	2,731	2,014

Total	$10,658	$12,609

Net Changes in Average Balances, Composition, Yields and Rates

The following tables set forth the composition of average interest-earning assets and average interest bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Three Months Ended June 30,
	2014			2013			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest Earning Assets:
Deposits in other financial institutions	$240,335	18.5%	0.34%	$208,871	17.6%	0.30%	$31,464	0.9%	0.04%
Investment securities	101,410	7.8%	1.84%	106,706	9.0%	1.86%	(5,296)	(1.2)%	(0.02)%
Loans	958,129	73.7%	5.18%	872,048	73.4%	5.73%	86,081	0.3%	(0.55)%

Total interest-earning assets	$1,299,874	100.0%	4.02%	$1,187,625	100.0%	4.43%	$112,249	0.0%	(0.41)%

Interest Bearing Liabilities:
Non-interest bearing demand deposits	$652,094	53.0%		$566,018	49.7%		$86,076	3.3%
Interest bearing transaction accounts	139,425	11.3%	0.19%	132,392	11.6%	0.19%	7,033	(0.3)%	0.00%
Money market and savings deposits	353,962	28.8%	0.25%	334,729	29.4%	0.30%	19,233	(0.6)%	(0.05)%
Certificates of deposit	60,752	4.9%	0.36%	67,914	6.0%	0.44%	(7,162)	(1.0)%	(0.08)%

Total deposits	1,206,233	98.0%	0.11%	1,101,053	96.7%	0.14%	105,180	1.3%	(0.03)%
Securities sold under agreements to repurchase	15,425	1.3%	0.29%	27,913	2.5%	0.30%	(12,488)	(1.2)%	(0.01)%
Subordinated debentures	9,439	0.8%	4.48%	9,599	0.8%	5.26%	(160)	(0.1)%	(0.78)%

Total Borrowings	24,864	2.0%	1.90%	37,512	3.3%	1.57%	(12,648)	(1.3)%	0.33%

Total funding sources	$1,231,097	100.0%	0.15%	$1,138,565	100.0%	0.19%	$92,532	0.0%	(0.04)%

	Six Months Ended June 30,
	2014			2013			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest Earning Assets:
Deposits in other financial institutions	$252,973	19.5%	0.33%	$211,520	18.0%	0.30%	$41,453	1.6%	0.03%
Investment securities	103,080	7.9%	1.88%	109,537	9.3%	1.79%	(6,457)	(1.3)%	0.09%
Loans	940,648	72.5%	5.21%	857,224	72.8%	5.62%	83,424	(0.2)%	(0.41)%

Total interest-earning assets	$1,296,701	100.0%	3.99%	$1,178,281	100.0%	4.31%	$118,420	0.0%	(0.32)%

Interest Bearing Liabilities:
Non-interest bearing demand deposits	$642,716	52.3%		$553,808	49.0%		$88,908	3.2%
Interest bearing transaction accounts	138,720	11.3%	0.18%	125,416	11.1%	0.19%	13,304	0.2%	(0.01)%
Money market and savings deposits	363,556	29.6%	0.25%	342,502	30.3%	0.30%	21,054	(0.7)%	(0.05)%
Certificates of deposit	61,852	5.0%	0.36%	72,057	6.4%	0.42%	(10,205)	(1.3)%	(0.06)%

Total deposits	1,206,844	98.1%	0.12%	1,093,783	96.8%	0.14%	113,061	1.3%	(0.00)%
Securities sold under agreements to repurchase	13,698	1.1%	0.28%	26,889	2.4%	0.30%	(13,191)	(1.3)%	(0.02)%
Subordinated debentures	9,419	0.8%	4.52%	9,400	0.8%	5.36%	19	(0.1)%	(0.84)%

Total Borrowings	23,117	1.9%	2.03%	36,289	3.2%	1.61%	(13,172)	(1.3)%	0.42%

Total funding sources	$1,229,961	100.0%	0.15%	$1,130,072	100.0%	0.19%	$99,889	0.0%	(0.04)%

Volume and Rate Variance Analysis of Net Interest Income

The following table presents the dollar amount of changes in interest income and interest expense due to changes in average balances of interest-earning assets and interest bearing liabilities and changes in interest rates. For each category of interest-earning assets and interest bearing liabilities, information is provided on changes attributable to: (i) changes in volume (i.e. changes in average balance multiplied by prior period rate) and (ii) changes in rate (i.e. changes in rate multiplied by prior period average balance). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the absolute dollar amounts of the changes due to volume and rate (dollars in thousands):

	Three Months Ended June 30, 2014 vs. 2013
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income
Loans	$1,229	$(1,325)	$(96)
Deposits in other financial institutions	25	24	49
Investment securities	(23)	(5)	(28)

Total interest income	1,231	(1,306)	(75)

Interest Expense
Interest bearing transaction accounts	2	—	2
Money market and savings deposits	15	(42)	(27)
Certificates of deposit	(7)	(12)	(19)

Total deposits	10	(54)	(44)

Securities sold under agreements to repurchase	(10)	—	(10)
Subordinated debentures	(2)	(17)	(19)

Total borrowings	(12)	(17)	(29)

Total interest expense	(2)	(71)	(73)

Net Interest Income	$1,233	$(1,235)	$(2)

	Six Months Ended June 30, 2014 vs. 2013
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income
Loans	$2,328	$(1,925)	$403
Deposits in other financial institutions	62	38	100
Investment securities	(58)	47	(11)

Total interest income	2,332	(1,840)	492

Interest Expense
Interest bearing transaction accounts	2	6	8
Money market and savings deposits	34	(87)	(53)
Certificates of deposit	(21)	(18)	(39)

Total deposits	15	(99)	(84)

Securities sold under agreements to repurchase	(20)	(1)	(21)
Subordinated debentures	0	(36)	(36)

Total borrowings	(20)	(37)	(57)

Total interest expense	(5)	(136)	(141)

Net Interest Income	$2,337	$(1,704)	$633

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The net interest margin declined 37 basis points to 3.88% for the three months ended June 30, 2014 compared to 4.25% for the three months ended June 30, 2013. The decline in net interest margin is primarily due to a 55 basis point decrease in the quarterly loan yield, offset by a 4 basis point decline in the interest bearing deposit rate. The lower net interest margin in 2014 is attributable to the continued low interest rate environment, as new loans have been originated at lower interest rates than those loans that have been paid off in the last half of 2013. This is in addition to a lower level of fair value discounts earned on early payoffs of acquired loans in 2014 compared to 2013. Fair value discounts earned on early payoffs of acquired loans was $483,000 compared to $891,000 for the three months ended June 30, 2014 and 2013, respectively. In addition, net interest income also included the recovery of interest income on a non-accrual loan that paid off during the quarter ended June 30, 2013 of $162,000. The impact to the Company’s net interest margin from the accelerated accretion of fair value discounts on early payoffs of acquired loans and the recovery of interest on a non-accrual loan that paid off during the quarters ending June 30, 2014 and 2013 was 15 basis points and 36 basis points, respectively.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The net interest margin declined 28 basis points to 3.85% for the six months ended June 30, 2014 compared to 4.13% for the six months ended June 30, 2013. The decline in net interest margin is primarily due to a 41 basis point decrease in loan yield, offset by a 4 basis point decline in the interest bearing deposit rate. The lower net interest margin in 2014 is attributable to the continued low interest rate environment, as new loans have been originated at lower interest rates than loans that have been paid off in the last half of 2013. During the six months ended June 30, 2014 and 2013, the Company has experienced $1.0 million and $928,000, respectively, of accelerated accretion of fair value discounts on early payoffs of acquired loans in 2014 and 2013. Net interest income also included the recovery of interest income on a non-accrual loan that paid off during the six months ended June 30, 2013 of $162,000. The impact to the Company’s net interest margin from the accelerated accretion of fair value discounts on early payoffs of acquired loans and the recovery of interest on a non-accrual loan that paid off during the six months ending June 30, 2014 and 2013 was 16 basis points and 19 basis points, respectively.

Provision for Loan Losses

The Company maintains an allowance for loan loss (“Allowance”) to provide for probable losses in the loan portfolio. Additions to the Allowance are made by charges to operating expense in the form of a provision for loan losses. All loans that are judged to be uncollectible will be charged against the Allowance while any recoveries would be credited to the Allowance.

Provision for loan losses for the three months ended June 30, 2014 was $408,000, compared to $1.2 million for the three months ended June 30, 2013. Net recoveries for the three months ended June 30, 2014 were $53,000, compared to net charge-offs of $582,000 in 2013. Provision for loan losses for the six months ended June 30, 2014 was $483,000, compared to $1.3 million for the six months ended June 30, 2013. Net recoveries for the six months ended June 30, 2014 were $198,000, compared to net charge-offs of $678,000 in 2013. See further discussion in Balance Sheet Analysis, Allowance for Loan Loss.

Non-interest Income

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2014	2013	$	%	2014	2013	$	%
Gain on sale of securities, net	$—	$—	$—	—	$—	$5	$(5)	(100.0)%
Gain on sale of SBA loans, net	167	60	107	178.3%	605	410	195	47.6%
Deposit account service charge income	630	583	47	8.1%	1,260	1,151	109	9.5%
Other non-interest income	986	1,047	(61)	(5.8)%	1,708	1,550	158	10.2%

Total Non-Interest Income	$1,783	$1,690	$93	5.5%	$3,573	$3,116	$457	14.7%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Non-interest income increased $93,000 or 5.5% to $1.8 million for the three months ended June 30, 2014 compared to $1.7 million for the three months ended June 30, 2013. This change was mainly due to a $107,000 increase in the gain on sale of SBA loans, an increase on deposit account service charge income, partially offset by a decline of $61,000 on other non-interest income. The growth in deposit accounts by the Company resulted in the increase in deposit account service charge income between the periods. Included in other non-interest income for the second quarter of 2014 was a $225,000 settlement related to an other real estate owned property sold in 2013. Included in other non-interest income for the second quarter of 2013 was a $250,000 insurance settlement.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Non-interest income increased $457,000 or 14.7% to $3.6 million for the six months ended June 30, 2014 compared to $3.1 million for the six months ended June 30, 2013. The change was mainly due to a $195,000 increase in gain on sale of SBA loans, a $109,000 increase in deposit account service charge income and $158,000 increase in other non-interest income. The growth in deposit accounts by the Company resulted in the increase in deposit account service charge income between the periods. Included in other non-interest income for the six months ending June 30, 2014 was a $225,000 settlement related to an other real estate owned property sold in 2013. Included in other non-interest income for the six months ending June 30, 2013 was a $250,000 insurance settlement.

Non-interest Expense

The following table sets forth certain information with respect to the Company’s non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2014	2013	$	%	2014	2013	$	%
Salaries and employee benefits	$5,328	$5,438	$(110)	(2.0)%	$10,933	$10,855	$78	0.7%
Stock based compensation expense	479	217	262	120.7%	887	475	412	86.7%
Occupancy	985	1,019	(34)	(3.3)%	1,971	2,083	(112)	(5.4)%
Data processing	476	479	(3)	(0.6)%	951	961	(10)	(1.0)%
Legal and professional	411	572	(161)	(28.1)%	934	1,079	(145)	(13.4)%
FDIC deposit assessment	180	189	(9)	(4.8)%	401	435	(34)	(7.8)%
Merger related expenses	497	—	497	100%	497	43	454	1,055.8%
OREO valuation write-downs and expenses	6	23	(17)	(73.9)%	6	49	(43)	(87.8)%
Office services expense	238	259	(21)	(8.1)%	502	525	(23)	(4.4)%
Other operating expenses	1,098	1,085	13	1.2%	2,165	2,085	80	3.8%

Total Non-Interest Expense	$9,698	$9,281	$417	4.5%	$19,247	$18,590	$657	3.5%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Non-interest expense increased $417,000 or 4.5% to $9.7 million for the three months ended June 30, 2014 compared to $9.3 million for the three months ended June 30, 2013. The overall increase between the quarters was primarily due to a $262,000 increase in stock based compensation expense and a $497,000 increase in merger related cost associated with the current pending merger. These costs were partially offset by a $110,000 decrease in salaries and employee benefits and a $161,000 decrease in legal and professional fees. The increase in stock based compensation was the result of the annual granting of restricted stock to some of the Company’s senior management in the first quarter of 2014 which compares to the delayed granting of annual restricted stock to both executive and senior management in the third quarter of 2013. The increase in total salaries was more than offset by a decrease in the bonus expense which was reflective of the Company’s second quarter 2014 results.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Non-interest expense increased $657,000 or 3.5% to $19.2 million for the six months ended June 30, 2014 compared to $18.6 million for the six months ended June 30, 2013. The overall increase between the six month periods was primarily due to a $412,000 increase in stock based compensation expense, a $78,000 increase in salaries and employee benefits and a $454,000 increase in merger related costs associated with the current pending merger. These costs were partially offset by a $112,000 decrease in occupancy expense and a $145,000 decrease in legal and professional fees. The increase in stock based compensation was the result of the granting of annual restricted stock to the Company’s senior management in the first six months of 2014, which compares to the delayed granting of annual restricted stock to both executive and senior management in the third quarter of 2013. The increase in salaries was partially offset by a decrease in the bonus expense, which was reflective of the Company’s first six months of 2014 results.

Income Taxes

The effective tax rate for the three months ended June 30, 2014 was 43.9% compared to 39.5% for the three months ended June 30, 2013. The effective tax rate for the six months ended June 30, 2014 was 41.2% compared to 39.2% for the six months ended June 30, 2013. The increase in the effective tax rates for these periods was due to the non-deductibility of certain merger related expenses incurred in 2014 and the discontinuance of the California net interest deductions on loans within designated enterprise zones. The Company’s effective tax rate is impacted by the increase in cash surrender value of bank owned life insurance policies which is excluded from taxable income and the Company has invested in Qualified Affordable Housing Projects “LIHTC” that generate tax credits and benefits for the Company. The Company operates in the Federal and California jurisdictions and the blended statutory tax rate for Federal and California income taxes is 42.05%.

FINANCIAL CONDITION

Balance Sheet Analysis

Total assets increased $22.5 million for the six months ending June 30, 20 to $1.4 billion with net loan growth of $46.7 million, an increase in cash and due from banks of $17.5 million, partially offset by a $38.7 million decrease in interest-earnings deposits in other financial institutions. Net Organic loan growth during the period was $72.1 million, partially offset by $25.1 million in runoff of purchased loans from the COSB and PC Bancorp acquisitions. Loan growth for the six months of 2014 was concentrated in Commercial and Industrial loans of $4.4 million, Owner-Occupied Nonresidential Properties of $11.3 million, Other Nonresidential Properties of $24.8 million and Construction, Land Development and Other Land categories of $14.1 million.

Funding the asset growth for the Company for the first six months of 2014 was the growth in deposits of $12.9 million, growth in securities sold under agreements to repurchase of $2.7 million and earnings of $5.1 million. Non-interest bearing demand deposits increased by $50.1 million to $682.3 million at June 30, 2014. The increase in non-interest bearing deposits was partially offset by a $37.3 million decrease in interest bearing deposits. At June 30, 2014 and December 31, 2013, non-interest bearing deposits represented 55% and 51% of total deposits, respectively.

In May 2014, the Company acquired an OREO property, an industrial condominium with an appraised value of $219,000. This OREO property is carried at the lower of cost or fair value on the balance sheet at June 30, 2014. This property has subsequently been sold at approximately its carrying value in the third quarter of 2014.

Lending

The following table presents the composition of the loan portfolio at the dates indicated (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Commercial and Industrial Loans:	$303,870	31%	$299,473	32%

Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	208,936	21%	197,605	21%
Other Nonresidential Properties	296,629	30%	271,818	29%
Construction, Land Development and Other Land	61,165	6%	47,074	5%
1-4 Family Residential Properties	64,583	7%	65,711	7%
Multifamily Residential Properties	36,727	4%	33,780	4%

Total Loans Secured by Real Estate	668,040	68%	615,988	66%

Other Loans:	7,980	1%	17,733	2%

Total Loans	$979,890	100%	$933,194	100%

The following table is a breakout of the Company’s gross loans stratified by the industry concentration of the borrower by their respective NAICS code at the dates indicated (dollars in thousands):

	June 30, 2014		June 30, 2013
	Amount	% of Total	Amount	% of Total
Real Estate	$431,243	44%	$381,830	41%
Manufacturing	86,350	9%	83,319	9%
Hotel/Lodging	82,787	8%	76,143	8%
Construction	69,935	7%	62,835	7%
Wholesale	57,195	6%	60,291	6%
Finance	52,615	5%	46,393	5%
Professional Services	45,745	5%	49,739	5%
Healthcare	32,756	3%	38,662	4%
Other Services	23,781	2%	21,448	2%
Restaurant/Food Service	23,574	2%	35,244	4%
Administrative Services	18,619	2%	15,218	2%
Retail	17,856	2%	23,157	2%
Information	10,635	1%	11,709	1%
Transportation	10,562	1%	9,531	1%
Education	9,985	1%	10,270	1%
Entertainment	5,195	1%	6,207	1%
Other	1,057	0%	1,198	0%

Total Loans	$979,890	100%	$933,194	100%

The Company’s loan origination and lending activities continue to be focused primarily on direct contact with its borrowers through the Company’s relationship managers and/or executive officers. Total loans were $979.9 million at June 30, 2014, an increase of $46.7 million or 5.0% from $933.2 million at December 31, 2013. The Company had approximately $72.1 million of net organic loan growth which was partially offset by approximately $25.1 million in loan run-off from the acquired loan portfolios.

The net growth in the Company’s other nonresidential real estate properties portfolio of approximately $24.8 million during the six months ending June 30, 2014 was primarily attributable to two loans. The first loan was originated to refinance a retail center in the Company’s footprint and has a balance that represents a loan-to-value of less than fifty percent. The second loan represents a new customer relationship for the Company with a borrower to facilitate the purchase of a hotel near an Orange County entertainment center, with plans to redevelop the property.

The increase in the construction, land development and other land portfolio of $14.1 million is primarily related to a $9.6 million loan for the development of a property located in Los Angeles by a real estate developer who is a well-known and long-time customer of the Bank.

We continue to establish new relationships and expand our current business, as evidenced by our increased commercial line of credit commitments, which are up 10.3% from December 31, 2013; however due to the dynamic nature of commercial and industrial lending, actual credit utilization does experience ebbs and flows. The Company’s commercial and industrial line of credit utilization was approximately 44% as of June 30, 2014 and 49% as of December 31, 2013. The Company experienced a spike in line utilization at December 31, 2013 as a result of several of our smaller businesses drawing on their lines of credit at year end and then paying down their lines during the first six months of the year. This occurs around year-end and appears to be a recurring trend.

The Company had 34 commercial banking relationship managers and 5 commercial real estate relationship managers at June 30, 2014. This compares with 35 commercial banking relationship managers and 5 commercial real estate relationship managers at December 31, 2013. The Company’s credit approval process includes an examination of the collateral, cash flow, and debt service coverage of the loan, as well as the financial condition and credit references of the borrower. The Company’s senior management is actively involved in its lending activities and collateral valuation and review process and the Company obtains independent third party appraisals of real property securing commercial real estate loans, as required by applicable federal and state laws and regulations. There is also a loan committee comprised of senior management that reviews problem loans.

The Company believes that it carefully manages credit risk in its loan portfolio and uses a variety of policy guidelines and analytical tools to achieve its asset quality objectives.

Allowance for Loan Loss

The Allowance increased by $681,000, to $11.3 million at June 30, 2014 from $10.6 million at December 31, 2014 due to a provision for loan losses of $483,000 and net recoveries of $198,000. The Allowance as a percentage of total loans was 1.15% and 1.14% at June 30, 2014 and December 31, 2013, respectively. The Allowance as a percentage of loans (excluding loan balances and the related Allowance on loans acquired through acquisition) was 1.45% and 1.50% at June 30, 2014 and December 31, 2013, respectively. The decrease in the allowance ratio related to organic loans was directly attributable to improvements in the economic conditions within the Company’s markets, a reduction in non-accrual loans as well as the level of charge-offs.

The Company’s management considered the following factors in evaluating the allowance for loan loss at June, 2014:

•	During the six months ended June, 2014 there were net loan recoveries of $198,000

•	There were twenty-two non-accrual loans totaling $7.0 million at June 30, 2014

•	The overall growth and composition of the loan portfolio

•	Changes to the overall economic conditions within the markets in which the Company makes loans

•	Concentrations within the loan portfolio, as well as risk conditions within its commercial and industrial loan portfolio

•	The remaining fair value adjustments on loans acquired through acquisition with special attention to the fair value adjustments associated with the purchased credit impaired loans

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

The Allowance and the reserve for unfunded loan commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. In considering all of the above factors, management believes that the Allowance at June 30, 2014 is adequate. Although the Company maintains its Allowance at a level which it considers adequate to provide for probable charge-offs, there can be no assurance that such charge-offs will not exceed the estimated amounts, thereby adversely affecting future results of operations.

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

The following table is a summary of the activity for the Allowance as of the dates and for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Allowance for loan loss at beginning of period	$10,823	$8,841	$10,603	$8,803
Provision for loan losses	408	1,153	483	1,287
Net (charge-offs) recoveries:
Charge-offs	(157)	(616)	(157)	(737)
Recoveries	210	34	355	59

Total net (charge-offs) recoveries	(53)	(582)	(198)	(678)

Allowance for loan loss at end of period	$11,284	$9,412	$11,284	$9,412

Net (charge-offs) recoveries to average loans	0.00%	(0.07)%	0.02%	(0.08)%

The following is a summary of our asset quality data and key ratios at the dates indicated (dollars in thousands):

	June 30, 2014	December 31, 2013
Loans originated by the Bank on non-accrual	$2,046	$1,657
Loans acquired through acquisition that are on non-accrual	4,982	7,899

Total nonaccrual loans	7,028	9,556
Other Real Estate Owned	219	—

Total non-performing assets	$7,247	$9,556

Nonaccrual loans to total loans	0.72%	1.02%

Total non-performing assets to total assets	0.51%	0.68%

Allowance for loan losses to total loans	1.15%	1.14%

Allowance for loan losses to total loans accounted at historical cost, which excludes acquired loans and related allowance	1.45%	1.50%

Allowance for loan losses to nonaccrual loans accounted at historical cost, which excludes nonaccrual acquired loans and related allowance	551.4%	639.8%

Allowance for loan losses to total non-accrual loans	160.5%	111.0%

Deposits

The following table presents the balance of each major category of deposits at the dates indicated (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Non-interest bearing demand deposits	$682,300	55%	$632,192	51%
Interest bearing transaction accounts	143,312	12%	155,735	13%
Money market and savings deposits	361,936	29%	380,915	31%
Certificates of deposit	57,732	5%	63,581	5%

Total deposits	$1,245,280	100%	$1,232,423	100%

Total deposits increased $12.9 million to $1.2 billion at June 30, 2014 mainly due to a $50.1 million increase in non-interest bearing demand deposits, offset by a $37.3 million decrease in total interest bearing deposits. At June 30, 2014 and December 31, 2013, non-interest bearing deposits represented 55% and 51% of total deposits, respectively.

LIQUIDITY

The following table provides a summary of the Bank’s primary and secondary liquidity levels at the dates indicated (dollars in thousands):

	June 30, 2014	December 31, 2013
	Amount	Amount
Primary Liquidity- On Balance Sheet:
Cash and due from banks	$40,657	$23,156
Interest-earning deposits in other financial institutions	179,409	218,131
Investment securities available-for-sale	102,143	106,488
Less: pledged cash and due from banks	(1)	(1)
Less: pledged investment securities	(71,962)	(71,327)

Total primary liquidity	$250,246	$276,447

Ratio of primary liquidity to total deposits	20.1%	22.2%

Additional Liquidity Not Included In Primary Liquidity :
Certificates of deposit in other financial institutions	$64,577	$60,307
Less: Certificate of deposits pledged	(3)	(3)

Total other liquidity	$64,574	$60,304

Secondary Liquidity- Off-Balance Sheet:
Available Borrowing Capacity:
Total secured borrowing capacity with FHLB	$249,853	$292,000
Fed Funds Borrowing Lines	47,000	54,500
Secured credit line with the FRBSF	2,890	5,245

Total secondary liquidity	$299,743	$351,745

As of June 30, 2014 the Company’s primary overnight source of liquidity consisted of the balances reflected in the table above. The Company’s primary liquidity consisted of cash and due from banks and interest-earning deposits at financial institutions. The amount of funds maintained directly with the Federal Reserve included in interest-earning deposits in other financial institutions was $154.3 million and $203.0 million, at June 30, 2014 and December 31, 2013, respectively. The next source of liquidity is the Company’s collateralized borrowings and unsecured borrowing facilities. In additional, the Company has $64.6 million of Certificates of deposits in other financial institutions where the average maturity is approximately 4.4 months that could be utilized over time to supplement the liquidity needs of the Company.

The Company’s primary long term source of funding has come from the liability side of the balance sheet and has historically been through the growth in non-interest bearing and interest bearing core deposits from its customers. Additional sources of funds from the Company’s asset side of the balance sheet have included Federal Funds sold, interest-earning deposits with other financial institutions, balances maintained with the Federal Reserve Bank, certificates of deposit in other financial institutions and payments of principal and interest on loans and investment securities. While maturities and scheduled principal amortization on loans are a reasonably predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition.

As an additional source of liquidity, the Company maintains credit facilities, “Fed Funds Borrowing Lines,” of $47.0 million and $54.5 million at June 30, 2014 and December 31, 2013, respectively, with its primary correspondent banks for the purchase of overnight Federal funds. The lines are subject to availability of funds and have restrictions as to the number of days and length used during a month, $5 million of these credit facilities require the pledging of investment securities collateral.

The Company has established a secured credit facility with the FHLB of San Francisco which allows the Bank to borrow up to 25% of the Bank’s total assets, which equates to a credit line of approximately $345 million at June 30, 2014. The Company currently has no outstanding borrowings with the FHLB. As of June 30, 2014, the Company had $582 million of loan collateral pledged with the FHLB. This level of loan collateral would provide the Company with $250 million in borrowing capacity. Any amount of borrowings in excess of the $250 million would require the Company to pledge additional collateral. In addition, the Company must maintain a certain investment level in the common stock of the FHLB.

The Company’s investment in the common stock of the FHLB is $4.2 million at June 30, 2014. This level of capital would allow the Company to borrow up to $89 million. Any advances from the FHLB in excess of the $89 million would require additional purchases of FHLB common stock. The Company had no securities pledged with the FHLB at June 30, 2014.

The Company maintains a secured credit facility with the Federal Reserve Bank of San Francisco (“FRBSF”) which is collateralized by investment securities pledged with the FRB. At June 30, 2014, the Company’s available borrowing capacity was $2.9 million.

The Company maintains investments in certificates of deposit with other financial institutions, with an average remaining maturity of approximately 4.4 months, with various balances maturing monthly. The Company had balances of $64.6 million and $60.3 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, $2.7 million of the Company’s certificates of deposit with other financial institutions were pledged as collateral as credit support for the interest rate swap contracts and are not available as a source of liquidity.

At June 30, 2014 and December 31, 2013, $1.1 million of the Company’s due from bank balances was pledged as collateral as credit support for the interest rate swap contracts and is not available as a source of liquidity.

The Company’s commitments to extend credit (off-balance sheet liquidity risk) are agreements to lend funds to customers as long as there are no violations as established in the loan agreement. Many of the commitments are expected to expire without being drawn upon, and as such, the total commitment amounts do not necessarily represent future cash requirements. Financial instruments with off-balance sheet risk for the Company include both undisbursed loan commitments, as well as undisbursed letters of credit. The Company’s exposure to extend credit was $417 million and $346 million at June 30, 2014 and December 31, 2013, respectively.

CU Bancorp’s liquidity on a stand-alone basis was $4.9 million and $4.3 million, in cash on deposit at the Bank, at June 30, 2014 and December 31, 2013, respectively. Management believes this amount of cash is currently sufficient to fund the holding company’s cash flow needs over at least the next twelve to twenty-four months.

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

As of June 30, 2014, both CU Bancorp and the Bank had positive retained earnings and positive net income that would allow either of them to declare and pay a dividend as of June 30, 2014. However, neither CU Bancorp nor the Bank has plans to declare and pay a cash dividend at the current time.

The Company has a program to repurchase a portion of an employee’s outstanding restricted stock upon the vesting of this restricted stock, but only in amounts necessary to cover the employee tax withholding obligations at the option of the restricted stockholder (employee). The Company had this program in place during all of 2013 and through the six months ending June 30, 2014. This program was designed to provide the Bank’s employees with the financial ability to cover their tax liability obligation associated with the vesting of their restricted stock at the date of vesting. These transactions under the State of California Corporations Code are defined as distributions to shareholders.

REGULATORY MATTERS

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

At June 30, 2014, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” under the current capital guidelines. The following tables present the regulatory capital ratios requirements and the actual capitalization levels of the Company and the Bank as of the dates indicated (dollars in thousands):

CU Bancorp

	June 30, 2014	December 31, 2013	Adequately Capitalized	Well Capitalized
	Amount	Amount	(greater than or equal to)
Regulatory Capital Ratios:
Tier 1 leverage ratio	10.38%	9.57%	4.0%	5.0%
Tier 1 risk-based capital ratio	11.79%	11.84%	4.0%	6.0%
Total risk-based capital ratio	12.75%	12.80%	8.0%	10.0%

Regulatory Capital Data:
Tier 1 capital	$142,838	$134,440
Total risk-based capital	154,525	145,372
Average total assets	1,375,480	1,404,293
Risk-weighted assets	1,212,027	1,135,552

California United Bank

	June 30, 2014	December 31, 2013	Adequately Capitalized	Well Capitalized
	Amount	Amount	(greater than or equal to)
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.66%	8.90%	4.0%	5.0%
Tier 1 risk-based capital ratio	10.96%	10.99%	4.0%	6.0%
Total risk-based capital ratio	11.93%	11.96%	8.0%	10.0%

Regulatory Capital Data:
Tier 1 capital	$132,757	$124,750
Total risk-based capital	144,444	135,682
Average total assets	1,374,677	1,402,041
Risk-weighted assets	1,210,906	1,134,653

Total Tier 1 capital of the Company increased by $8.4 million or 6.3% to $142.8 million during the six month period ending June 30, 2014. The increase in the Company’s Tier 1 leverage ratio during the six months ended June 30, 2014, was primarily the result of the following increases to capital: six months of earnings of $5.1 million, the exercise of employee stock options of $1.1 million, stock based compensation expense of $887,000, excess tax benefits related to stock based compensation of $366,000, an increase in other comprehensive income (the increase in unrealized gains or the decrease in unrealized losses on investment securities) of $400,000 and a decrease in the amount of disallowed deferred tax that is subtracted from regulatory capital increased capital by approximately $1.1 million. For regulatory capital calculations, a portion of the Company’s deferred tax asset may be disallowed based on the regulatory capital disallowance calculation. There was no disallowed deferred tax asset that was subtracted from regulatory capital at June 30, 2014.

Total risk-based capital of the Company increased by $9.1 million or 6.2% to $154.4 million during the six months ended June 30, 2014. The major component elements that resulted in the increase in the Company’s Tier 1 risk-based capital, as described above were the same components that lead to the increases in the Total risk-based capital during the six months ended June 30, 2014. The Company’s Risk-weighted assets used in the calculation of Total risk-based capital ratio increased by $76.5 million or 6.7%.

Total Tier 1 capital at the Bank increased by $8.0 million or 6.4% to $132.8 million during the six month period ending June 30, 2014. The increase in the Bank’s Tier 1 leverage ratio during the six months ended June 30, 2014 was primarily the result of the following increases to capital: six months earnings of $5.5 million, stock based compensation expense of $877,000, excess tax benefits related to stock based compensation of $366,000, an increase in other comprehensive income (the increase in unrealized gains or the decrease in unrealized losses on investment securities) of $400,000 and a decrease in the amount of disallowed deferred tax that is subtracted from regulatory capital increased capital by approximately $1.1 million. For regulatory capital calculations, a portion of the Company’s deferred tax asset may be disallowed based on the regulatory capital disallowance calculation. There was no disallowed deferred tax asset that was subtracted from regulatory capital as of June 30, 2014. The Bank’s Average total assets used in the calculation of Tier 1 leverage ratio decreased by $27 million or 2.0%.

Basel III Capital Standards

For a discussion regarding the phase in of the new Basel III capital requirements see the Company’s December 31, 2013 Form 10K, Part I, Item 1 – Business – Recent Legislation and Regulation – New Financial Institution Capital Rules.

Management has evaluated the final rules and their expected impact on the Company. Based upon that assessment, management believes the Company’s and Bank’s current capital levels at June 30, 2014 would equal or exceed the minimum capital requirements, including the capital conservation buffer, if they were in effect on that date.

Dodd-Frank Wall Street Reform and Consumer Protection Act

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

Corporate Governance

The following are some of the key corporate governance practices at both the Company and the Bank, which are oriented to ensure that there are no conflicts of interest and that the Company operates in the best interests of shareholders:

•	Eight of the Company’s and Bank’s eleven directors at June 30, 2014 are independent outside directors.

•	A new independent director was appointed effective April 1, 2014.

•	None of the Company’s senior officers and directors have received loans from the Bank.

•	There are no loans by the Bank to outside companies controlled by, or affiliated with officers or directors.

•	The Company’s Board of Directors has Audit and Risk, and Compensation, Nomination and Governance committees comprised solely of independent outside directors.

Number of Employees

The number of active full-time equivalent employees increased from 176 at December 31, 2013 to 177 at June 30, 2014.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The Company’s exposure to interest rate risk is reviewed by the Company’s management Asset/Liability Committee formally on a quarterly basis and on an ongoing basis. The main tool used to monitor interest rate risk is a dynamic simulation model that quantifies the estimated exposure of net interest income to sustained interest rate changes. The simulation model estimates the impact of changing interest rates on the interest income from all interest-earning assets and the interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to the Company’s policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 100 and 400 basis point upward and 200 basis point downward shift in interest rates.

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

At June 30, 2014, the Company had twenty three pay-fixed, receive-variable interest rate contracts that were designed to convert fixed rate loans into variable rate loans. Twenty one of these swap contacts are designated as fair value hedges. For additional information on these interest rate contracts, see Note 9 – Derivative Financial Instruments located in Part I, Item 1. – Notes to the Consolidated Financial Statements.

The Company has no market risk sensitive instruments held for trading purposes. Management believes that the Company’s market risk is reasonable at this time.

The following depicts the Company’s net interest income sensitivity analysis as of June 30, 2014 (dollars in thousands):

Simulated Rate Changes	Estimated Net Interest Income Sensitivity
+ 400 basis points	38.9%	$16,918
+ 100 basis points	9.0%	$3,932
- 200 basis points (1)	(3.9)%	$(1,683)

The Company is currently asset sensitive. The estimated sensitivity does not necessarily represent our forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits and replacement of asset and liability cash flows. The duration of the Company’s investment securities portfolio at June 30, 2014 is approximately 2.5 years. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

Variable rate loans make up 70% of the loan portfolio. However, the Company has floors on some of its loans. At June 30, 2014, 48% of variable rate loans are at their floor, and thus an increase in the underlying index may not necessarily result in an increase in the coupon until the loan index plus margin exceeds that floor.

The Company’s static GAP as of June 30, 2014, is not materially different from that reported at December 31, 2013 and is thus not included in this 10Q. See the Company’s Static Gap reports under “Item7A-Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2013 Annual Report on Form 10-K.

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

CU BANCORP

Date: August 8, 2014	/s/ DAVID I. RAINER
David I. Rainer
President and Chief Executive Officer

Date: August 8, 2014	/s/ KAREN A. SCHOENBAUM
Karen A. Schoenbaum
Executive Vice President and Chief Financial Officer