Form 10-Q
period 2014-09-30
CU Bancorp
filed 2014-11-07
CIK 1543643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014 the number of shares outstanding of the registrant’s no par value Common Stock was 11,228,175.

CU BANCORP

September 30, 2014 FORM 10-Q

CU BANCORP

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$27,882	$23,156
Interest earning deposits in other financial institutions	167,859	218,131

Total Cash and Cash Equivalents	195,741	241,287
Certificates of deposit in other financial institutions	74,473	60,307
Investment securities available-for-sale, at fair value	139,552	106,488
Loans	978,800	933,194
Allowance for loan loss	(11,348)	(10,603)

Net loans	967,452	922,591
Premises and equipment, net	3,648	3,531
Deferred tax assets, net	10,369	11,835
Goodwill	12,292	12,292
Core deposit and leasehold right intangibles	2,246	2,525
Bank owned life insurance	21,663	21,200
Accrued interest receivable and other assets	23,921	25,760

Total Assets	$1,451,357	$1,407,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing demand deposits	$698,251	$632,192
Interest bearing transaction accounts	145,899	155,735
Money market and savings deposits	365,945	380,915
Certificates of deposit	52,852	63,581

Total deposits	1,262,947	1,232,423
Securities sold under agreements to repurchase	13,618	11,141
Subordinated debentures, net	9,498	9,379
Accrued interest payable and other liabilities	16,521	16,949

Total Liabilities	1,302,584	1,269,892

Commitments and Contingencies (Note 14)	—	—
SHAREHOLDERS’ EQUITY
Serial Preferred Stock – authorized, 50,000,000 shares no par value, no shares issued or outstanding	—	—
Common stock – authorized, 75,000,000 shares no par value, 11,231,801 and 11,081,364 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	122,952	121,675
Additional paid-in capital	9,940	8,377
Retained earnings	15,678	8,077
Accumulated other comprehensive income (loss)	203	(205)

Total Shareholders’ Equity	148,773	137,924

Total Liabilities and Shareholders’ Equity	$1,451,357	$1,407,816

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest Income
Interest and fees on loans	$12,401	$12,203	$36,691	$36,090
Interest on investment securities	589	441	1,557	1,420
Interest on interest bearing deposits in other financial institutions	248	178	665	495

Total Interest Income	13,238	12,822	38,913	38,005

Interest Expense
Interest on interest bearing transaction accounts	70	57	194	173
Interest on money market and savings deposits	225	263	681	772
Interest on certificates of deposit	58	47	169	197
Interest on securities sold under agreements to repurchase	8	23	27	63
Interest on subordinated debentures	109	126	323	376

Total Interest Expense	470	516	1,394	1,581

Net Interest Income	12,768	12,306	37,519	36,424
Provision for loan losses	35	631	518	1,918

Net Interest Income After Provision For Loan Losses	12,733	11,675	37,001	34,506

Non-Interest Income
Gain on sale of securities, net	—	—	—	5
Gain on sale of SBA loans, net	331	263	936	673
Deposit account service charge income	631	598	1,891	1,749
Other non-interest income	1,042	610	2,750	2,160

Total Non-Interest Income	2,004	1,471	5,577	4,587

Non-Interest Expense
Salaries and employee benefits (includes stock based compensation expense of $445 and $241 for the three months, and $1,332 and $716 for the nine months ended September 30, 2014 and 2013, respectively)	6,066	5,673	17,886	17,003
Occupancy	999	1,074	2,970	3,157
Data processing	472	452	1,423	1,413
Legal and professional	456	530	1,390	1,609
FDIC deposit assessment	195	219	596	654
Merger related expenses	631	—	1,128	43
OREO valuation write-downs and expenses	8	39	14	88
Office services expenses	219	261	721	786
Other operating expenses	985	1,182	3,150	3,267

Total Non-Interest Expense	10,031	9,430	29,278	28,020

Net Income Before Provision for Income Tax Expense	4,706	3,716	13,300	11,073
Provision for income tax expense	2,157	1,239	5,699	4,120

Net Income	$2,549	$2,477	$7,601	$6,953

Earnings Per Share
Basic earnings per share	$0.23	$0.24	$0.70	$0.66
Diluted earnings per share	$0.23	$0.23	$0.68	$0.65

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income	$2,549	$2,477	$7,601	$6,953
Other Comprehensive Income, net of tax:
Non-credit portion of other-than-temporary impairments arising during the period	—	—	—	(19)
Net unrealized gains (losses) on investment securities arising during the period	8	(533)	408	(1,319)

Other Comprehensive Income (Loss) Before Reclassifications	8	(533)	408	(1,338)
Reclassification adjustment for gains realized in net income	—	—	—	(3)

Net Other Comprehensive Income (Loss)	8	(533)	408	(1,341)

Comprehensive Income	$2,557	$1,945	$8,009	$5,612

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Year Ended December 31, 2013 and the Nine Months Ended September 30, 2014

(2014 activity unaudited)

(Dollars and shares in thousands)

	Common Stock
	Outstanding Shares	Amount	Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2012	10,759	$118,885	$7,052	$(1,708)	$1,394	$125,623
Net Issuance of Restricted Stock	69	—	—	—	—	—
Exercise of Stock Options	282	2,790	—	—	—	2,790
Stock based compensation expense related to employee stock options and restricted stock	—	—	1,088	—	—	1,088
Restricted Stock Repurchase	(29)	—	(422)	—	—	(422)
Excess tax benefit – stock based compensation	—	—	659	—	—	659
Net Income	—	—	—	9,785	—	9,785
Other Comprehensive (Loss)	—	—	—	—	(1,599)	(1,599)

Balance at December 31, 2013	11,081	$121,675	$8,377	$8,077	$(205)	$137,924

Net Issuance of Restricted Stock	46	—	—	—	—	—
Exercise of Stock Options	131	1,277	—	—	—	1,277
Stock based compensation expense related to employee stock options and restricted stock	—	—	1,332	—	—	1,332
Restricted Stock Repurchase	(26)	—	(246)	—	—	(246)
Excess tax benefit – stock based compensation	—	—	477	—	—	477
Net Income	—	—	—	7,601	—	7,601
Other Comprehensive Income	—	—	—	—	408	408

Balance at September 30, 2014	11,232	$122,952	$9,940	$15,678	$203	$148,773

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income:	$7,601	$6,953
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	518	1,918
Provision for unfunded loan commitments	76	48
Stock based compensation expense	1,332	716
Depreciation	725	825
Net accretion of discounts/premiums for loans acquired and deferred loan fees/costs	(3,947)	(4,749)
Net amortization from investment securities	1,133	1,286
Increase in bank owned life insurance	(463)	(465)
Amortization of core deposit intangibles	203	240
Amortization of time deposit premium	(13)	(127)
Net amortization of leasehold right intangible asset and liabilities	158	(347)
Accretion of subordinated debenture discount	119	170
Gain on sale of securities, net	—	(5)
Gain on sale of SBA loans, net	(936)	(673)
Decrease in deferred tax assets	1,176	1,602
(Increase) decrease in accrued interest receivable and other assets	1,838	(1,912)
Increase (decrease) in accrued interest payable and other liabilities	255	522
Decrease in fair value of derivative swap liability	(841)	(1,593)

Net cash provided by operating activities	8,934	4,409

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(48,656)	(20,395)
Proceeds from sales of available-for-sale investment securities	—	2,854
Proceeds from repayment and maturities from available-for-sale investment securities	15,157	29,355
Loans originated, net of principal payments	(40,495)	(50,018)
Purchases of premises and equipment	(842)	(484)
Net increase in certificates of deposit in other financial institutions	(14,166)	(20,118)
Net purchase of Federal Home Loan Bank and other bank stock	—	151

Net cash (used in) investing activities	(89,002)	(58,655)

Cash flows from financing activities:
Net increase in Non-interest bearing demand deposits	66,059	66,080
Net increase (decrease) in Interest bearing transaction accounts	(9,836)	17,039
Net increase (decrease) in Money market and savings deposits	(14,970)	29,064
Net decrease in Certificates of deposit	(10,716)	(13,783)
Net increase (decrease) in Securities sold under agreements to repurchase	2,477	(6,814)
Net proceeds from stock options exercised	1,277	484
Restricted stock repurchase	(246)	(422)
Net excess in tax benefit on stock compensation	477	101

Net cash provided by financing activities	34,522	91,749

Net increase (decrease) in cash and cash equivalents	(45,546)	37,503
Cash and cash equivalents, beginning of year	241,287	182,896

Cash and cash equivalents, end of period	$195,741	$220,399

The accompanying notes are an integral part of these consolidated financial statements

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,301	$1,557
Cash paid during the period for taxes	$2,550	$2,450
Supplemental disclosures of non-cash investing activities:
Net increase (decrease) in unrealized gain or loss on investment securities, net of tax	$408	$(1,341)
Loans transferred to other real estate owned	$219	$—

CU BANCORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

On June 3, 2014, CU Bancorp and 1st Enterprise Bank (“1st Enterprise”) announced the execution of a definitive agreement and plan of merger whereby 1st Enterprise will merge into California United Bank in a transaction valued at approximately $102.2 million. The transaction combines two of the leading commercial banking franchises in Southern California with more than $2.2 billion in combined assets which operate offices in Los Angeles, Orange, Ventura and San Bernardino counties. California United Bank will survive the merger and will continue the commercial banking operations of the combined bank following the merger. The transaction is intended to qualify as a tax-free reorganization under the applicable provision of the Internal Revenue Code and 1st Enterprise shareholders who receive shares of CU Bancorp common stock in the merger should not recognize any taxable gain on the exchange. Shareholders of 1st Enterprise will receive a fixed exchange ratio at closing of 1.3450 shares of CU Bancorp common stock for each share of 1st Enterprise common stock. Based on the CU Bancorp stock price as of November 3, 2014, total consideration for each 1st Enterprise share would be $26.63.

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

Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in the interim consolidated financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K. In the opinion of management, the accompanying financial statements contain all necessary adjustments of a normal recurring nature to present fairly the consolidated financial position of the Company and the results of its operations for the interim period presented.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, these accounting principles require the disclosure of contingent assets and liabilities as of the date of the financial statements.

Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan loss and various assets and liabilities measured at fair value. While management uses the most current available information to recognize losses on loans, future additions to the allowance for loan loss may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan loss. Regulatory agencies may require the Company to recognize changes to the allowance for loan loss based on their judgment about information available to them at the time of their examination.

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

The table below presents the computation of TCE, book value and tangible book value per common share as of the dates indicated (dollars in thousands, except share and per share data):

	September 30, 2014	December 31, 2013
Total Shareholders’ Equity	$148,773	$137,924
Less: Goodwill	12,292	12,292
Less: Core deposit and leasehold right intangibles	2,246	2,525

Tangible common equity	$134,235	$123,107

Common shares issued and outstanding	11,231,801	11,081,364
Book value per common share	$13.25	$12.45

Tangible book value per common share	$11.95	$11.11

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income	$2,549	$2,477	$7,601	$6,953

Weighted average basic common shares outstanding	10,986,065	10,546,288	10,937,507	10,511,327
Dilutive effect of potential common share issuances from stock options and unvested restricted stock	203,837	301,419	210,154	271,543

Weighted average diluted common shares outstanding	11,189,902	10,847,707	11,147,661	10,782,870

Income per common share
Basic	$0.23	$0.24	$0.70	$0.66
Diluted	$0.23	$0.23	$0.68	$0.65

Anti-dilutive shares not included in the calculation of diluted earnings per share	81,000	141,924	82,625	197,411

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

The following tables present the amortized cost and estimated fair values of investment securities by major category as of the dates indicated. There were no other than temporary impairment losses in the securities portfolio for the periods indicated in the tables below (dollars in thousands):

		Gross Unrealized
September 30, 2014 – Available-for-sale:	Amortized Cost	Gains	Losses	Fair Market Value
U.S. Govt Agency and Sponsored Agency - Note Securities	$3,054	$3	$—	$3,057
U.S. Govt Agency - SBA Securities	50,710	763	345	51,128
U.S. Govt Agency - GNMA Mortgage-Backed Securities	23,481	232	479	23,234
U.S. Govt Sponsored Agency - CMO & Mortgage-Backed Securities	35,821	375	308	35,888
U. S. Treasury Notes	20,035	6	7	20,034
Corporate Securities	4,050	95	—	4,145
Municipal Securities	2,051	15	—	2,066

Total investment securities	$139,202	$1,489	$1,139	$139,552

		Gross Unrealized
December 31, 2013 – Available-for-sale:	Amortized Cost	Gains	Losses	Fair Market Value
U.S. Govt Agency and Sponsored Agency - Note Securities	$4,153	$1	$2	$4,152
U.S. Govt Agency - SBA Securities	50,521	875	491	50,905
U.S. Govt Agency - GNMA Mortgage-Backed Securities	28,107	180	909	27,378
U.S. Govt Sponsored Agency - CMO & Mortgage-Backed Securities	15,348	345	479	15,214
Corporate Securities	5,086	125	—	5,211
Municipal Securities	3,621	9	2	3,628

Total investment securities	$106,836	$1,535	$1,883	$106,488

The Company’s investment securities portfolio at September 30, 2014 consists of U.S. Treasury Notes, U.S. Agency and U.S. Sponsored Agency issued AAA and AA rated investment-grade securities, investment grade corporate bond securities, and municipal securities. As of September 30, 2014 and December 31, 2013, securities available-for-sale with a fair value of $104.0 million and $92.8 million were pledged as collateral for securities sold under agreements to repurchase, public deposits, outstanding standby letters of credit and other purposes as required by various statutes and agreements.

The following tables present investment securities with unrealized losses that are considered to be temporarily-impaired, summarized and classified according to the duration of the loss period as of the dates indicated (dollars in thousands).

	< 12 Continuous Months		> 12 Continuous Months		Total
September 30, 2014	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
Temporarily-impaired available-for-sale investment securities:
U.S. Govt. - Agency and Sponsored Agency Note Securities	$—	$—	$—	$—	$—	$—
U.S. Govt. Agency SBA Securities	9,020	61	8,384	284	17,404	345
U.S. Govt. Agency – GNMA Mortgage-Backed Securities	6,152	73	8,639	300	14,791	373
U.S. Govt. Sponsored Agency – CMO & Mortgage-Backed Securities	12,452	114	9,396	300	21,848	414
U.S. Treasury Notes	10,025	7	—	—	10,025	7
Corporate Securities	—	—	—	—	—	—
Municipal Securities	—	—	—	—	—	—

Total temporarily-impaired available-for-sale investment securities	$37,649	$255	$26,419	$884	$64,068	$1,139

	< 12 Continuous Months		> 12 Continuous Months		Total
December 31, 2013	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
Temporarily-impaired available-for-sale investment securities:
U.S. Govt. - Agency and Sponsored Agency Note Securities	$1,041	$2	$—	$—	$1,041	$2
U.S. Govt. Agency SBA Securities	11,686	491	—	—	11,686	491
U.S. Govt. Agency – GNMA Mortgage-Backed Securities	15,693	721	1,864	188	17,557	909
U.S. Govt. Sponsored Agency – CMO & Mortgage-Backed Securities	7,650	479	—	—	7,650	479
Corporate Securities	—	—	—	—	—	—
Municipal Securities	—	—	1,029	2	1,029	2

Total temporarily-impaired available-for-sale investment securities	$36,070	$1,693	$2,893	$190	$38,963	$1,883

The Company evaluates all securities for declines in the fair market values below the securities cost basis for possible other than temporary impairment on each reporting date. There were no other than temporary impairment losses in the securities portfolio for the periods indicated in the tables

The Company did not sell any available-for-sale securities during the nine months ended September 30, 2014, and recognized a gross gain of $5,000 and net proceeds of $2.9 million for the nine months ended September 30, 2013.

The amortized cost, estimated fair value and average yield of debt securities at September 30, 2014, are reflected in the table below (dollars in thousands). Maturity categories are determined as follows:

•	U.S. Treasury Notes, U.S. Govt. Agency and U.S. Govt. Sponsored Agency bonds and notes – maturity date

•	U.S. Govt. Sponsored Agency CMO or Mortgage-Backed Securities, U.S. Govt. Agency GNMA Mortgage-Backed Securities and U.S. Govt. Agency SBA Securities – estimated cash flow taking into account estimated pre-payment speeds

•	Investment grade Corporate Bonds and Municipal Securities – maturity date

Although, U.S. Government Agency and U.S. Government Sponsored Agency mortgage-backed and CMO securities have contractual maturities through 2048, the expected maturity will differ from the contractual maturities because borrowers or issuers may have the right to prepay such obligations without penalties.

	September 30, 2014
Maturities Schedule of Securities	Amortized Cost	Fair Value	Weighted Average Yield
Due through one year	$16,010	$16,146	1.77%
Due after one year through five years	61,527	61,894	1.52%
Due after five years through ten years	32,152	31,865	2.34%
Due after ten years	29,513	29,647	2.97%

Total	$139,202	$139,552	2.04%

The weighted average yields in the above table are based on effective rates of book balances at the end of the period. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.

Investment in FHLB Common Stock

The Company’s investment in the common stock of the FHLB of San Francisco is carried at cost and was $4.2 million as of September 30, 2014 and December 31, 2013. See Note 8—Borrowings and Subordinated Debentures for a detailed discussion regarding the Company’s borrowings and the requirements to purchase FHLB common stock. See Note 5—Investment Securities in the Company’s December 31, 2013 10-K for additional discussion on the Company’s evaluation and accounting for its investment in FHLB common stock.

Note 6 - Loans

The following table presents the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands):

	September 30, 2014	December 31, 2013
Commercial and Industrial Loans:	$297,853	$299,473
Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	198,406	197,605
Other Nonresidential Properties	303,605	271,818
Construction, Land Development and Other Land	58,474	47,074
1-4 Family Residential Properties	68,134	65,711
Multifamily Residential Properties	27,937	33,780

Total Loans Secured by Real Estate	656,556	615,988

Other Loans:	24,391	17,733

Total Loans	$978,800	$933,194

The following table is a breakout of the Company’s loan portfolio stratified by the industry concentration of the borrower by their respective NAICS code as of the dates indicated (dollars in thousands):

	September 30,	December 31,
	2014	2013
Real Estate	$422,509	$381,830
Manufacturing	87,140	83,319
Hotel/Lodging	82,728	76,143
Construction	67,189	62,835
Wholesale	59,563	60,291
Professional Services	44,346	49,739
Finance	63,496	46,393
Healthcare	30,125	38,662
Restaurant/Food Service	24,187	35,244
Other Services	23,467	21,448
Retail	16,891	23,157
Administrative Management	19,085	15,218
Information	11,327	11,709
Education	9,625	10,270
Transportation	10,393	9,531
Entertainment	5,382	6,207
Other	1,347	1,198

Total	$978,800	$933,194

SBA Loans

The Company originates loans under the guidelines of the Small Business Administration (“SBA”) program. The total portfolio of the SBA contractual loan balances being serviced by the Company at September 30, 2014 was $101.8 million, of which $71.0 million has been sold. Of the $30.8 million remaining on the Company’s books, $22.7 million is un-guaranteed and $8.1 million is guaranteed by the SBA.

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

At September 30, 2014, there were no loans classified as held for sale. At September 30, 2014, the balance of unsold SBA 7a loans that have been originated in 2014 is $1.0 million, of which $0.7 million is guaranteed by the SBA. The Company does not currently plan on selling these loans, but it may choose to do so in the future.

Allowance for Loan Loss

The following table is a summary of the activity for the allowance for loan loss for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Allowance for loan loss at beginning of period	$11,284	$9,412	$10,603	$8,803
Provision for loan losses	35	631	518	1,918
Net (charge-offs) recoveries:
Charge-offs	(8)	(786)	(165)	(1,523)
Recoveries	37	781	392	840

Net recoveries (charge-offs)	29	(5)	227	(683)

Allowance for loan loss at end of period	$11,348	$10,038	$11,348	$10,038

Net (charge-offs) recoveries to average loans	0.00%	0.00%	(0.02)%	(0.08)%

	September 30, 2014	December 30, 2013
Allowance for loan loss to total loans	1.16%	1.14%
Allowance for loan loss to total loans accounted for at historical cost, which excludes loans and the related allowance for loans acquired through acquisition	1.43%	1.50%

The allowance for losses on unfunded loan commitments to extend credit is primarily related to commercial lines of credit and construction loans. The amount of unfunded loan commitments at September 30, 2014 and December 31, 2013 was $419.1 million and $345.9 million, respectively. The inherent risk associated with a loan is evaluated at the same time the credit is extended. However, the allowance held for the commitments is reported in other liabilities within the accompanying balance sheets and not as part of the allowance for loan loss in the above table. The allowance for losses on unfunded loan commitments to extend credit was $405,000 and $329,000 at September 30, 2014 and December 31, 2013, respectively.

The following tables present, by portfolio segment, the changes in the allowance for loan loss and the recorded investment in loans as of the dates and for the periods indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Three Months Ended September 30, 2014
Allowance for loan loss – Beginning balance	$5,385	$1,422	$4,426	$51	$11,284
Provision for loan losses	333	(205)	(429)	336	35
Net (charge-offs) recoveries:
Charge-offs	—	—	(8)	—	(8)
Recoveries	36	—	1	—	37

Net (charge offs) recoveries	36	—	(7)	—	29

Ending balance	$5,754	$1,217	$3,990	$387	$11,348

Three Months Ended September 30, 2013
Allowance for loan loss – Beginning balance	$4,659	$2,360	$2,351	$42	$9,412
Provision for loan losses	1,103	(1,095)	596	27	631
Net (charge-offs) recoveries:
Charge-offs	(786)	—	—	—	(786)
Recoveries	11	763	6	1	781

Net (charge-offs) recoveries	(775)	763	6	1	(5)

Ending balance	$4,987	$2,028	$2,953	$70	$10,038

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Nine Months Ended September 30, 2014
Allowance for loan loss – Beginning balance	$5,534	$1,120	$3,886	$63	$10,603
Provision for loan losses	25	97	72	324	518
Net (charge-offs) recoveries:
Charge-offs	(93)	—	(72)	—	(165)
Recoveries	288	—	104	—	392

Net recoveries	195	—	32	—	227

Ending balance	$5,754	$1,217	$3,990	$387	$11,348

Nine Months Ended September 30, 2013
Allowance for loan loss – Beginning balance	$4,572	$2,035	$2,084	$112	$8,803
Provision for loan losses	1,754	(770)	974	(40)	1,918
Net (charge-offs) recoveries:
Charge-offs	(1,398)	—	—	(8)	(1,523)
Recoveries	59	763	11	6	840

Net (charge-offs) recoveries	(1,339)	763	(105)	(2)	(683)

Ending balance	$4,987	$2,028	$2,953	$70	$10,038

The following tables present both the allowance for loan loss and the associated loan balance classified by loan portfolio segment and by credit evaluation methodology (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
September 30, 2014
Allowance for loan loss:
Individually evaluated for impairment	$243	$—	$—	$—	$243
Collectively evaluated for impairment	5,511	1,217	3,990	387	11,105
Purchased credit impaired (loans acquired with deteriorated credit quality)	—	—	—	—	—

Total Allowance for Loan Loss	$5,754	$1,217	$3,990	$387	$11,348

Loans receivable:
Individually evaluated for impairment	$2,545	$—	$850	$—	$3,395
Collectively evaluated for impairment	294,836	58,474	595,628	24,390	973,328
Purchased credit impaired (loans acquired with deteriorated credit quality)	472	—	1,604	1	2,077

Total Loans Receivable	$297,853	$58,474	$598,082	$24,391	$978,800

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
December 31, 2013
Allowance for loan loss:
Individually evaluated for impairment	$4	$—	$—	$—	$4
Collectively evaluated for impairment	5,520	1,120	3,886	63	10,589
Purchased credit impaired (loans acquired with deteriorated credit quality)	10	—	—	—	10

Total Allowance for Loan Loss	$5,534	$1,120	$3,886	$63	$10,603

Loans receivable:
Individually evaluated for impairment	$2,640	$—	$3,680	$—	$6,320
Collectively evaluated for impairment	295,787	47,074	561,952	17,733	922,546
Purchased credit impaired (loans acquired with deteriorated credit quality)	1,046	—	3,282	—	4,328

Total Loans Receivable	$299,473	$47,074	$568,914	$17,733	$933,194

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

The following tables present the risk category of loans by class of loans based on the most recent internal loan classification as of the dates indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
September 30, 2014
Pass	$275,252	$58,474	$579,365	$24,388	$937,479
Special Mention	5,142	—	3,845	—	8,987
Substandard	17,459	—	14,872	2	32,333
Doubtful	—	—	—	1	1

Total	$297,853	$58,474	$598,082	$24,391	$978,800

December 31, 2013
Pass	$289,594	$47,074	$547,600	$17,731	$901,999
Special Mention	1,540	—	2,613	—	4,153
Substandard	8,339	—	18,701	2	27,042
Doubtful	—	—	—	—	—

Total	$299,473	$47,074	$568,914	$17,733	$933,194

Age Analysis of Past Due and Non-Accrual Loans

The following tables present an aging analysis of the recorded investment of past due loans and non-accrual loans as of the dates indicated (dollars in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
September 30, 2014
Commercial and Industrial	$88	$233	$0	$321	$3,014	$294,518	$297,853
Construction, Land Development and Other Land	—	—	—	—	—	58,474	58,474
Commercial and Other Real Estate	—	629	—	629	1,339	596,114	598,082
Other	—	—	—	—	1	24,390	24,391

Total	$88	$862	$—	$950	$4,354	$973,496	$978,800

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
December 31, 2013
Commercial and Industrial	$—	$241	$—	$241	$3,682	$295,550	$299,473
Construction, Land Development and Other Land	—	—	—	—	—	47,074	47,074
Commercial and Other Real Estate	—	—	—	—	5,874	563,040	568,914
Other	—	—	—	—	—	17,733	17,733

Total	$—	$241	$—	$241	$9,556	$923,397	$933,194

Impaired Loans

Impaired loans are evaluated by comparing the fair value of the collateral, if the loan is collateral dependent, and the present value of the expected future cash flows discounted at the loan’s effective interest rate, if the loan is not collateral dependent.

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table below as impaired loans “with no specific allowance recorded.” The valuation allowance disclosed below is included in the allowance for loan loss reported in the consolidated balance sheets as of September 30, 2014 and December 31, 2013.

The following tables present, by loan category, the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, for the dates and periods indicated (dollars in thousands). This table excludes purchased credit impaired loans (loans acquired in acquisitions with deteriorated credit quality) of $2.1 million and $4.3 million at September 30, 2014 and December 31, 2013, respectively.

	September 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Commercial and Industrial	$1,051	$1,137	$—	$2,540	$5,347	$—
Commercial and Other Real Estate	850	1,078	—	3,680	6,112	—
With a specific allowance recorded:
Commercial and Industrial	1,494	1,901	243	100	355	4
Total
Commercial and Industrial	2,545	3,038	243	2,640	5,702	4
Commercial and Other Real Estate	850	1,078	—	3,680	6,112	—

Total	$3,395	$4,116	$243	$6,320	$11,814	$4

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and Industrial	$1,051	$—	$2,235	$—	$1,035	$34	$1,528	$—
Construction, Land Development and Other Land	—	—	1,159	—	—	—	1,172	—
Commercial and Other Real Estate	2,960	—	4,044	—	3,207	—	3,613	—
With a specific allowance recorded:
Commercial and Industrial	1,494	—	150	—	1,533	—	150	—
Total:
Commercial and Industrial	2,545	—	2,385	—	2,568	34	1,678	—
Construction, Land Development and Other Land	—	—	1,159	—	—	—	1,172	—
Commercial and Other Real Estate	2,960	—	4,044	—	3,207	—	3,613	—

Total	$5,505	$—	$7,588	$—	$5,775	$34	$6,462	$—

The following is a summary of additional information pertaining to impaired loans for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest foregone on impaired loans	$72	$264	$346	$495
Cash collections applied to reduce principal balance	$18	$1,885	$2,889	$2,037
Interest income recognized on cash collections	$—	$—	$34	$—

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

The modification process includes evaluation of impairment based on the present value of expected future cash flows, discounted at the effective interest rate of the original loan agreement, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the loan collateral. In these cases, management uses the current fair value of the collateral, less selling costs, to evaluate the loan for impairment. If management determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs and unamortized premium or discount), impairment is recognized through a specific allowance or a charge-off.

The following tables include the recorded investment and unpaid principal balances for troubled debt restructured loans at September 30, 2014 and December 31, 2013 (dollars in thousands). For the nine months ended September 30, 2014, and for the year ended December 31, 2013, there was no interest income recognized on TDR loans. The tables below include TDR loans that were purchased credit impaired (“PCI”). As of September 30, 2014, there were three PCI loans with a recorded investment of $224,000 and unpaid principal balances of $403,000.

September 30, 2014	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Commercial and Industrial	$656	$1,093	$—

Total	$656	$1,093	$—

December 31, 2013	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Commercial and Industrial	$541	$843	$—
Commercial and Other Real Estate	2,173	2,785	—

Total	$2,714	$3,628	$—

The following table shows the pre- and post-modification recorded investment in TDR loans by loan segment that have occurred during the periods indicated (dollars in thousands):

Three Months Ended September 30,
	2014			2013
	Number of Loans	Pre-Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Troubled Debt Restructured Loans:
Commercial and Industrial	—	$—	$—	—	$—	$—

Total	—	$—	$—	—	$—	$—

	Nine Months Ended September 30,
	2014			2013
	Number of Loans	Pre-Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Troubled Debt Restructured Loans:
Commercial and Industrial	1	$224	$224	1	$310	$310

Total	1	$224	$224	1	$310	$310

Loans are restructured in an effort to maximize collections. There was no financial impact for specific reserves or from charge-offs for the modified loans included in the table above. Impairment analyses are performed on the Company’s troubled debt restructured loans in conjunction with the Company’s allowance for loan loss process. The Company’s troubled debt restructured loans are analyzed to ensure adequate cash flow or collateral supports the carrying value of the loan.

There have been no payment defaults in the nine months ended September 30, 2014 or September 30, 2013 subsequent to modification on troubled debt restructured loans that have been modified within the last twelve months.

Loans Acquired Through Acquisition

The following table reflects the accretable net discount for loans acquired through acquisition, for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$6,412	$10,130	$7,912	$12,189
Accretion, included in interest income	(813)	(967)	(2,264)	(3,050)
Reclassifications (to) from non-accretable yield	—	(547)	(49)	(523)

Balance, end of period	$5,599	$8,616	$5,599	$8,616

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

The following table reflects the outstanding balance and related carrying value of PCI loans as of the dates indicated (dollars in thousands):

	September 30, 2014		December 31, 2013
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and Industrial	$781	$472	$1,599	$1,046
Commercial and Other Real Estate	2,876	1,604	5,611	3,282
Other	62	1	—	—

Total	$3,719	$2,077	$7,210	$4,328

The following table reflects the activities in the accretable net discount for PCI loans for the period indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$360	$428	$395	$9
Accretion, included in interest income	(18)	(17)	(53)	(17)
Reclassifications from non-accretable yield	—	—	—	419

Balance, end of period	$342	$411	$342	$411

Note 7 – Qualified Affordable Housing Project Investments

The Company’s investment in Qualified Affordable Housing Projects that generate Low Income Housing Tax Credits (“LIHTC”) at September 30, 2014 was $4.2 million, compared to $4.5 million at December 31, 2013. The decrease of $0.3 million represents the amortization of the investment for the nine months of 2014. The funding liability for the LIHTC at September 30, 2014 was $3.2 million compared to $4.0 million, at December 31, 2013. See Note 11 – Qualified Affordable Housing Project Investments in the Company’s 10-K financial statements at December 31, 2013 for additional detail regarding the Company’s investment in LIHTC.

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

As discussed in Note 5 – Investment Securities, the Company has pledged certain investments as collateral for these agreements. Securities with a fair value of $14.1 million and $11.8 million were pledged to secure the Repos at September 30, 2014 and December 31, 2013, respectively. The Company segregates both the principal and accrued interest on these securities with the Company’s third party safekeeping custodians. All principal and interest payments on the investment securities that are pledged as collateral on the Repo program are received directly by the safekeeping custodian.

The tables below describe the terms and maturity of the Company’s securities sold under agreements to repurchase as of the dates indicated (dollars in thousands):

	September 30, 2014
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
September 30, 2014	$13,618	0.13% – 0.25%	1 day	October 1, 2014

Total	$13,618	0.22%

	December 31, 2013
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
December 3, 2013	$750	0.10%	62 days	February 3, 2014
December 31, 2013	10,391	0.10% – 0.40%	2 days	January 2, 2014

Total	$11,141	0.30%

Federal Home Loan Bank Borrowings

The Company maintains a secured credit facility with the Federal Home Loan Bank of San Francisco (“FHLB”), allowing the Company to borrow on an overnight and term basis. The Company’s credit facility with the FHLB is $357.3 million, which represents approximately 25% of the Bank’s total assets, as reported by the Bank in its June 30, 2014 FFIEC Call Report.

As of September 30, 2014, the Company had $605.8 million of loan collateral pledged with the FHLB which provides $259.2 million in borrowing capacity. The Company has no investment securities pledged with the FHLB to support this credit facility. In addition, the Company must maintain an investment in the Capital Stock of the FHLB. Under the FHLB Act, the FHLB has a statutory lien on the FHLB capital stock that the Company owns and the FHLB capital stock serves as further collateral under the borrowing line.

The Company had no outstanding advances (borrowings) with the FHLB as of September 30, 2014 or December 31, 2013.

Subordinated Debentures

The following table summarizes the terms of each issuance of subordinated debentures outstanding as of September 30, 2014:

Series	Amount (in thousands)	Issuance Date	Maturity Date	Rate Index	Current Rate	Next Reset Date
Trust I	$6,186	12/10/04	03/15/35	3 month LIBOR + 2.05%	2.28%	12/15/14
Trust II	3,093	12/23/05	03/15/36	3 month LIBOR + 1.75%	1.98%	12/15/14
Trust III	3,093	06/30/06	09/15/36	3 month LIBOR + 1.85%	2.08%	12/15/14

Subtotal	12,372
Unamortized fair value adjustment	(2,874)

Net	$9,498

The Company had an aggregate outstanding contractual balance of $12.4 million in subordinated debentures at September 30, 2014. These subordinated debentures were issued in three separate series. Each issuance had a maturity of 30 years from their approximate date of issue. All three subordinated debentures are variable rate instruments that reprice quarterly based on the three month LIBOR plus a margin (see tables above). All three subordinated debentures had their interest rates reset in September 2014 at the current three month LIBOR plus their spread, and will continue to reprice quarterly through their maturity date. All three subordinated debentures are currently callable at par with no prepayment penalties.

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

Note 9 - Derivative Financial Instruments

At September 30, 2014, the Company has twenty three pay-fixed, receive-variable, interest rate contracts that are designed to convert fixed rate loans into variable rate loans. The Company acquired these interest rate swap contracts (“swaps”) on July 31, 2012 as a result of the merger with PC Bancorp.

Prior to the merger with PC Bancorp, the Company did not utilize interest rate swaps to manage its interest rate risk position. The Company has incorporated these instruments into its asset liability program when monitoring its interest rate risk position. All of the interest rate swap contracts are with the same counterparty bank. The total notional amount of the outstanding swap contracts as of September 30, 2014 is $31.1 million. The outstanding swaps have original maturities of up to 15 years.

Balance Sheet Classification of Derivative Financial Instruments

The following tables present the notional amount and the fair values of the asset and liability of the Company’s derivative instruments as of the dates and periods indicated (dollars in thousands):

	Derivative Liabilities
	September 30, 2014	December 31, 2013
Interest rate contracts notional amount	$31,057	$31,914
Derivatives not designated as hedging instruments:
Interest rate swap contracts fair value	$559	$738
Derivatives designated as hedging instruments:
Interest rate swap contracts fair value	2,543	3,205

Total interest rate contracts fair value	$3,102	$3,943

Balance sheet location	Accrued Interest Payable and Other Liabilities	Accrued Interest Payable and Other Liabilities

The Effect of Derivative Instruments on the Consolidated Statements of Income

The following table summarizes the effect of derivative financial instruments on the consolidated statements of income for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives not designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$86	$94	$179	$311
Payments on interest rate swap contracts on loans	(69)	(139)	(205)	(296)

Net increase (decrease) in other non-interest income	17	(45)	(26)	15

Interest rate swap contracts – subordinated debenture
Increase in fair value of interest rate swap contracts	—	—	—	70
Payments on interest rate swap contracts on subordinated debentures	—	—	—	(70)

Net decrease in other non-interest income	—	—	—	—

Net increase (decrease) in other non-interest income	$17	$(45)	$(26)	$15

Derivatives designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$361	$156	$663	$1,352
Increase (decrease) in fair value of hedged loans	(104)	136	135	(454)
Payments on interest rate swap contracts on loans	(317)	(328)	(950)	(961)

Net decrease in interest income on loans	$(60)	$(36)	$(152)	$(63)

The interest rate swap contract associated with the subordinated debenture that was to mature in June 2013 was liquidated during the first quarter of 2013.

Under the interest rate swap contracts, the Company is required to pledge and maintain collateral for the credit support under these agreements. At September 30, 2014, the Company had $2.7 million in certificates of deposit and $1.8 million in non-interest bearing balances for a total of $4.5 million with the counterparty, Pacific Coast Bankers Bank. Of this amount, $3.4 million is required to be pledged as collateral under the interest rate swap contracts.

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

The table below presents the Company’s financial instruments that may be eligible for offsetting which include securities sold under agreements to repurchase that have no enforceable master netting arrangement and derivative securities that could be offset in the consolidated financial statements due to an enforceable master netting arrangement (dollars in thousands):

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount (Collateral over liability balance required to be pledged)
				Financial Instruments	Collateral Pledged
September 30, 2014
Financial Liabilities:
Interest rate swap contracts fair value (See Note 9 – Derivative Financial Instruments)	$3,102	$—	$3,102	$3,102	$3,379	$277
Securities sold under agreements to repurchase (See Note 8 – Borrowings and Subordinated Debentures)	13,618	—	13,618	13,618	14,136	518

Total	$16,720	$—	$16,720	$16,720	$17,515	$795

December 31, 2013
Financial Liabilities:
Interest rate swap contracts fair value (See Note 9 – Derivative Financial Instruments)	$3,943	$—	$3,943	$3,943	$4,194	$251
Securities sold under agreements to repurchase (See Note 8 – Borrowings and Subordinated Debentures)	11,141	—	11,141	11,141	11,750	609

Total	$15,084	$—	$15,084	$15,084	$15,944	$860

Note 11 - Stock Options and Restricted Stock

Equity Compensation Plans

The Company’s 2007 Equity and Incentive Plan, the (“Equity Plan”) was adopted by the Company in 2007 and replaced two prior equity compensation plans. The Equity Plan provides for significant flexibility in determining the types and terms of awards that may be granted to participants that include stock options, restricted stock, restricted stock award units and performance units. The Equity Plan was revised and approved by the Company’s shareholders in 2011 and adopted by the Company as part of the Bank holding company reorganization. The Equity Plan is designed to promote the interests of the Company to attract and retain employees, officers and non-employee directors who are expected to contribute to the future success of the organization. The Equity Plan is intended to provide participants with incentives to maximize their efforts on behalf of the Company through stock-based awards that provide an opportunity for stock ownership. Certain options and share awards provide for accelerated vesting, if there is a change in control, as defined in the Equity Plan. The Equity Plan is described more fully in Note 16—Stock Options and Restricted Stock in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

At September 30, 2014, future compensation expense related to unvested stock option and unvested restricted stock grants are reflected in the table below (dollars in thousands):

Future Stock Based Compensation Expense	Stock Options	Restricted Stock	Total
Remainder of 2014	$1	$321	$322
2015	2	756	758
2016	—	210	210
2017	—	30	30
2018	—	7	7
Thereafter	—	—	—

Total	$3	$1,324	$1,327

The estimated fair value of both incentive stock options and non-qualified stock options granted in prior years, have been calculated using the Black-Scholes option pricing model. The use of the Black-Scholes model and the variables and assumptions are described in Note 16 - Stock Options and Restricted Stock in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Stock Options

There have been no stock options granted by the Company after 2010.

The following table summarizes the share option activity under the plans as of the date and for the period indicated:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock options at December 31, 2013	434,740	$13.89	2.1	$1,913
Granted	—	—
Exercised	130,744	9.77
Forfeited	—	—
Expired	—	—

Outstanding stock options at September 30, 2014	303,996	$15.66	1.7	$1,192

Exercisable options at September 30, 2014	294,796	$15.76	1.7	$1,132
Unvested options at September 30, 2014	9,200	$12.30	2.1	$60

Outstanding, vested and expected to vest at September 30, 2014	303,996	$15.66	1.7	$1,192

The Company recorded stock option compensation expense of $2,000 and $5,000 for the three month period ended September 30, 2014 and 2013, and $8,000 and $17,000 for the nine month period ended September 30, 2014 and 2013, respectively.

At December 31, 2013, there was one executive officer of the Company that had a remaining balance of 88,344 shares that were exercisable under Rule 10b5-1(c) (1) “10b5 Plan” under the Securities Exchange Act of 1934, as amended. This plan had been adopted by the executive officer in the fourth quarter of 2013. During the first quarter of 2014, all 88,344 options that remained outstanding were exercised and sold. In addition, there were an additional 42,400 options exercised by employees in the first nine months of 2014.

The total intrinsic value of options exercised during the nine months ended September 30, 2014 was $1,081,000.

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

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Unvested at December 31, 2013	266,050	$13.49
Granted	46,900	18.19
Vested	(106,803)	13.19
Cancelled and forfeited	(500)	11.75

Unvested at September 30, 2014	205,647	$14.72

Restricted stock compensation expense related to the restricted stock grants reflected in the table above was $443,000 and $236,000 for the three month period ended September 30, 2014 and 2013, and $1,324,000 and $699,000 for the nine month period ended September 30, 2014 and 2013, respectively. Restricted stock awards reflected in the table above are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed.

Note 12 - Common Stock

During the first nine months of 2014, the Company’s outstanding common stock increased by 150,437 shares to 11,231,801 at September 30, 2014. The components of this increase are as follows: The Company issued 130,744 shares of stock from the exercise of employee stock options for a total value of $1.3 million. The Company issued 46,900 shares of restricted stock to the Company’s employees, cancelled 500 shares of unvested restricted stock related to employee turnover and repurchased 26,207 shares of restricted stock that had a value of $246,000 related to employees electing to pay their tax obligation via the repurchase of the stock by the Company. The net issuance of restricted stock for 2014 was 20,193 shares. See Note 11 – Stock Options and Restricted Stock for additional detail related to the issuances of these shares.

During the first nine months of 2013, the Company issued 48,711 shares of stock from the exercise of employee stock options for a total value of $484,000. The Company issued 73,050 shares of restricted stock to the Company’s directors and employees, cancelled 10,600 shares of unvested restricted stock related to employee turnover and repurchased 29,863 shares of restricted stock that had a value of $422,000, when employees elected to pay their tax obligation via the repurchase of the stock by the Company. The net issuance of restricted stock for 2013 was 81,298 shares.

Note 13 - Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the periods indicated (dollars in thousands):

	Before Tax	Tax Effect	Net of Tax
Three Months Ended – September 30, 2014
Net unrealized gains (losses) on investment securities:
Beginning balance	$331	$136	$195

Net unrealized gains arising during the period	19	11	8
Reclassification adjustment for gains realized in net income	—	—	—

Net other comprehensive income	19	11	8

Ending balance	$350	$147	$203

	Before Tax	Tax Effect	Net of Tax
Three Months Ended – September 30, 2013
Net unrealized gains on investment securities:
Beginning balance	$996	$410	$586

Non-credit portion of other-than-temporary impairments arising during the period	—	—	—
Net unrealized losses arising during the period	(905)	(372)	(533)

Net other comprehensive loss	(905)	(372)	(533)

Ending balance	$91	$38	$53

	Before Tax	Tax Effect	Net of Tax
Nine Months Ended – September 30, 2014
Net unrealized gains (losses) on investment securities:
Beginning balance	$(348)	$(143)	$(205)

Net unrealized gains arising during the period	698	290	408
Reclassification adjustment for gains realized in net income	—	—	—

Net other comprehensive income	698	290	408

Ending balance	$350	$147	$203

	Before Tax	Tax Effect	Net of Tax
Nine Months Ended – September 30, 2013
Net unrealized gains on investment securities:
Beginning balance	$2,369	$975	$1,394

Non-credit portion of other-than-temporary impairments arising during the period	(32)	(13)	(19)
Net unrealized losses arising during the period	(2,241)	(922)	(1,319)

Other comprehensive loss before reclassifications	(2,273)	(935)	(1,338)
Reclassification adjustment for gains realized in net income	(5)	(2)	(3)

Net other comprehensive loss	(2,278)	(937)	(1,341)

Ending balance	$91	$38	$53

Note 14 - Commitments and Contingencies

Litigation

From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company accrues for any probable loss contingencies that are estimable and discloses any material losses. As of September 30, 2014, there were no legal proceedings against the Company the outcome of which are expected to have a material adverse impact on the Company’s financial position, results of operations or cash flows, as a whole.

Financial Instruments with Off Balance Sheet Risk

See Note 22 – Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Financial instruments with off balance sheet risk include commitments to extend credit of $419.1 million and $345.9 million at September 30, 2014 and December 31, 2013, respectively. Included in the aforementioned commitments were standby letters of credit outstanding of $43.3 million and $40.6 million at September 30, 2014 and December 31, 2013, respectively.

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

The Company considers the inputs utilized to fair value the U.S. Agency and U.S. Sponsored Agency issued debt securities (callable and non-callable notes), mortgage backed securities guaranteed by those agencies, collateralized mortgage obligations issued by those agencies, corporate bond securities, and municipal securities to be observable market inputs and classified these financial assets within the Level 2 fair value hierarchy. Management bases the fair value for these investments primarily on third party price indications provided by independent pricing sources utilized by the Company’s bond accounting system to obtain market pricing on its individual securities. Vining Sparks, who provides the Company with its bond accounting system, utilizes pricing from three independent third party pricing sources for pricing of securities. These third party pricing sources utilize, quoted market prices or when quoted market prices are not available, and then fair values are estimated using nationally recognized third-party vendor pricing models of which the inputs are observable. However, the fair value reported may not be indicative of the amounts that could be realized in an actual market exchange.

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

Interest Rate Swap Contracts: The fair value of the interest rate swap contracts are provided by an independent third party vendor that specializes in interest rate risk management and fair value analysis using a model that utilizes current market data to estimate cash flows of the interest rate swaps utilizing the future London Interbank Offered Rate (“LIBOR”) yield curve for accruing and the future Overnight Index Swap Rate (“OIS”) yield curve for discounting through the maturity date of the interest rate swap contract. The future LIBOR yield curve is the primary input in the valuation of the interest rate swap contracts. Both the LIBOR and OIS yield curves are readily observable in the marketplace. Accordingly, the interest rate swap contracts are classified within Level 2 of the fair value hierarchy.

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

Subordinated Debentures: The fair value of the three variable rate subordinated debentures (“debentures”) is estimated using a discounted cash flow calculation that applies the three month LIBOR plus the margin index at September 30, 2014, to the cash flows from the debentures, based on the actual interest rate the debentures were accruing at September 30, 2014. Because all three of the debentures re-priced during September 2014 based on the current three month LIBOR index rate plus the index margin at that date, and with relatively little to no change in the three month LIBOR index rate from the re-pricing date through September 30, 2014, the current face value of the debentures and their calculated fair value are approximately equal. The inputs utilized in determining the fair value of subordinated debentures are observable and accordingly, these financial liabilities are classified within Level 2 of the fair value hierarchy.

Fair Value of Commitments: Loan commitments that are priced on an index plus a margin to a market rate of interest are reported at the carrying value of the loan commitment. Loan commitments on which the committed fixed interest rate is less or more than the current market rate were insignificant at September 30, 2014 and December 31, 2013.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis as of the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets – September 30, 2014
Investment securities available-for-sale	$139,552	$—	$139,552	$—
Financial Liabilities – September 30, 2014
Interest Rate Swap Contracts	$3,102	$—	$3,102	$—
Financial Assets – December 31, 2013
Investment securities available-for-sale	$106,488	$—	$106,488	$—
Financial Liabilities – December 31, 2013
Interest Rate Swap Contracts	$3,943	$—	$3,943	$—

At September 30, 2014 and at December 31, 2013 the Company had no financial assets or liabilities that were measured at fair value on a recurring basis that required the use of significant unobservable inputs (Level 3), and thus a table has not been provided for the nine months ended September 30, 2014. The following table presents a roll forward of all assets and liabilities and additional information about the financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the date and period indicated (dollars in thousands):

Financial Assets – Measured at Fair Value on a Recurring Basis using Unobservable Inputs	Balance at January 1	Included in Earnings	Included in Other Comprehensive Income (Loss)	Purchases, Issuances, Sales, Settlements	Transfers into (out of) Level 3	Balance at September 30
Period ended September 30, 2013
Private Issue CMO Securities	$2,910	$(20)	$—	$(2,890)	$—	$—

Total	$2,910	$(20)	$—	$(2,890)	$—	$—

There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis for the period ended September 30, 2014 and 2013. The above table reflects the sale of the Company’s Private Issue CMO securities during the first quarter of 2013.

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

One loan transferred to other real estate owned “OREO” during the second quarter of 2014 and was sold in the third quarter of 2014. There were no other reclassifications of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a non-recurring basis for the nine months ended September 30, 2014 and 2013.

The following table presents the balances of assets and liabilities measured at fair value on a non-recurring basis by caption and by level within the fair value hierarchy as of the dates indicated (dollars in thousands):

	Recorded Investment Carrying Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets – September 30, 2014
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs (non-purchased credit impaired loans)	$1,152	$—	$—	$1,152

Total	$1,152	$—	$—	$1,152

Financial Assets – December 31, 2013
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs (non-purchased credit impaired loans)	$264	$—	$—	$264

Total	$264	$—	$—	$264

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated (dollars in thousands):

	Fair Value	Valuation Methodology	Valuation Model and/or Factors	Unobservable Input Values
Financial Assets – September 30, 2014
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-off	$1,152	Credit loss estimate of aged accounts receivable collateral	Credit loss factors on aging of accounts receivable collateral	25%-75%
			Estimated selling costs	15%

Total	$1,152

Financial Assets – December 31, 2013
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-off (1)	$45	Credit loss estimate of aged accounts receivable collateral	Credit loss factors on aging of accounts receivable collateral	80%
	219	Commercial real estate appraisal	Sales approach (2)
			Estimated selling costs	8%

Total	$264

(1)	The Company has recorded total charge-offs of $605,000 on the principal balance on two of the loans included in the balance in the above table. These charge-offs were recorded in 2013.
(2)	For the one commercial real estate loan included in the above table at December 31, 2013, the Company established the fair value of the loan based on a recent commercial real estate appraisal. The Company selected the “sales approach” for valuing the collateral.

Fair Value of Financial Assets and Liabilities

The required disclosure within the financial statements of the fair value of financial assets and financial liabilities, include both those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis and those reported on a non-recurring basis. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of September 30, 2014 and December 31, 2013. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The description of the valuation methodologies used for assets and liabilities measured at fair value and for estimating fair value for financial instruments not recorded at fair value has been described above.

The table below presents the carrying amounts and fair values of financial instruments based on their fair value hierarchy indicated (dollars in thousands):

		Fair Value
	Recorded Investment Carrying Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Financial Assets
Investment securities available-for-sale	$139,552	$—	$139,552	$—
Loans, net	967,452	—	—	970,362
Financial Liabilities
Certificates of deposit	52,852	—	52,880	—
Securities sold under agreements to repurchase	13,618	—	13,618	—
Subordinated debentures	9,498	—	12,372	—
Interest rate swap contracts	3,102	—	3,102	—
December 31, 2013
Financial Assets
Investment securities available-for-sale	$106,488	$—	$106,488	$—
Loans, net	922,591	—	—	926,500
Financial Liabilities
Certificates of deposit	63,581	—	63,680	—
Securities sold under agreements to repurchase	11,141	—	11,141	—
Subordinated debentures	9,379	—	12,372	—
Interest rate swap contracts	3,943	—	3,943	—

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We make forward-looking statements as set forth above and regarding projected sources of funds, availability of acquisition and growth opportunities, dividends, adequacy of our allowance for loan losses and provision for loan losses, our loan portfolio and subsequent charge-offs. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the SEC, Item 1A of our Annual Report on Form 10-K, and the following:

•	Current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values, high unemployment rates and overall slowdowns in economic growth.

•	Loss of customer checking and money-market account deposits as customers pursue other, higher-yield investments.

•	Possible changes in business and consumer spending and saving habits and the related effect on our ability to increase assets and to attract deposits.

•	Competitive market pricing factors.

•	Deterioration in economic conditions that could result in increased loan losses.

•	Risks associated with concentrations in real estate related loans.

•	Risks associated with concentrations in deposits.

•	Market interest rate volatility.

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

•	Changes in the speed of loan prepayments, loan origination and sale volumes, loan loss provisions, charge offs or actual loan losses.

•	Compression of our net interest margin.

•	Stability of funding sources and continued availability of borrowings.

•	Changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth.

•	The inability of our internal disclosure controls and procedures to prevent or detect all errors or fraudulent acts.

•	Inability of our framework to manage risks associated with our business, including operational risk and credit risk, to mitigate all risk or loss to us.

•	Our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft.

•	The effects of man-made and natural disasters, including earthquakes, floods, droughts, brush fires, tornadoes and hurricanes.

•	Our ability to recruit and retain key management and staff.

•	Availability of and competition for acquisition opportunities.

•	Risks associated with merger and acquisition integration.

•	Significant decline in the market value of the Company that could result in an impairment of goodwill.

•	Regulatory limits on the Bank’s ability to pay dividends to the Company.

•	New accounting pronouncements.

•	The impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and related rules and regulations on the Company’s business operations and competitiveness.

•	Our ability to comply with applicable capital and liquidity requirements (including the finalized Basel III capital standards), including our ability to generate capital internally or raise capital on favorable terms.

•	The effects of any damage to our reputation resulting from developments related to any of the items identified above.

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

Specified conditions set forth in the merger agreement must be satisfied or waived to complete the merger. If the conditions are not satisfied or waived, to the extent permitted by law or NASDAQ rules, the merger will not occur or will be delayed, and the Company may lose some or all of the intended benefits of the merger. The following conditions must be satisfied or, with respect to conditions other than shareholder and regulatory approval, waived, if permissible, before the Company, the Bank, and 1st Enterprise are obligated to complete the merger:

•	the merger agreement must be approved by the affirmative vote of at least a majority of the shares of Company common stock outstanding as of the record date for the Company annual meeting;

•	the merger agreement must be approved by the affirmative vote of at least a majority of the shares of 1st Enterprise common stock and by the affirmative vote of at least a majority of the shares of 1st Enterprise preferred stock outstanding as of the record date for the 1st Enterprise annual meeting;

•	all required regulatory approvals and consents must be obtained, including approvals and/or non-objections from the FRB, the FDIC and the California Department of Business Oversight, (the “DBO”); as of September 30, 2014, all such approvals and/or non-objections have been received.

•	the absence of any law or order by a court or regulatory authority that would prohibit, restrict or make illegal the merger;

•	the number of shares of 1st Enterprise common stock for which dissenters’ rights have been properly asserted shall not be more than 5% of the total issued and outstanding shares of 1st Enterprise common stock; and

•	the Treasury, as the holder of the 1st Enterprise preferred stock, does not exercise dissenters’ rights with respect to any shares of the 1st Enterprise preferred stock it holds.

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

The consideration to be paid in the merger is fixed and will not be adjusted for changes in the Company’s or 1st Enterprises’ business, assets, liabilities, prospects, outlook, financial condition or results of operations, or in the event of any change in the Company’s or 1st Enterprise’s stock price.

The merger consideration is fixed in the merger agreement and will not be adjusted for changes in the Company’s or 1st Enterprise’s business, assets, liabilities, prospects, outlook financial condition or results of operations, or changes in the market price of, analyst estimates of, or projections relating to, the Company’s common stock or 1st Enterprises’ common stock. For example, if the Company experienced an improvement in its business, assets, liabilities, prospects, outlook, financial condition or results of operations prior to the consummation of the merger, there would be no adjustment to the amount of the merger consideration.

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

On June 3, 2014, CU Bancorp and 1st Enterprise Bank (“1st Enterprise”) announced the execution of a definitive agreement and plan of merger whereby 1st Enterprise will merge into California United Bank. The transaction combines two of the leading commercial banking franchises in Southern California with more than $2.2 billion in combined assets which operate offices in Los Angeles, Orange, Ventura and San Bernardino counties. California United Bank will survive the merger and will continue the commercial banking operations of the combined bank following the merger. The transaction is intended to qualify as a tax-free reorganization under the applicable provisions of the Internal Revenue Code and 1st Enterprise shareholders who receive shares of CU Bancorp common stock in the merger should not recognize any taxable gain on the exchange. Shareholders of 1st Enterprise will receive a fixed exchange ratio at closing of 1.3450 shares of CU Bancorp common stock for each share of 1st Enterprise common stock. Based on the CU Bancorp stock price as of June 2, 2014, the merger transaction is valued at approximately $103.4 million.

On September 25, 2014, CU Bancorp and 1st Enterprise Bank issued a joint press release announcing that they have received all bank regulatory approvals necessary to authorize the merge of 1st Enterprise Bank with California United Bank. Approvals have been received from the Federal Deposit Insurance Corporation and the California Department of Business Oversight, subject to usual and customary conditions.

Total assets increased $43.5 million or 3.1% from December 31, 2013 to $1.5 billion mainly due to deposit growth of $30.5 million, growth in securities sold under agreements to repurchase of $2.5 million and earnings of $7.6 million. Loan growth during the period was concentrated primarily in Other Nonresidential Property loans of $31.8 million and Construction, Land Development and Other Land loans of $11.4 million. Funding the loan growth of the Company for the nine months ended September 30, 2014 was an increase in non-interest bearing demand deposits of $66.1 million, partially offset by a decline in interest bearing deposits of $35.5 million. At September 30, 2014 and December 31, 2013, non-interest bearing deposits represented 55% and 51% of total deposits, respectively.

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

Allowance for Loan Loss

We maintain an allowance for loan loss (“Allowance”) to provide for probable losses in the loan portfolio. Additions to the Allowance are made by charges to operating expense in the form of a provision for loan losses. All loans that are judged to be uncollectible are charged against the Allowance while any recoveries are credited to the Allowance. We have instituted loan policies and procedures which are designed to evaluate, analyze and monitor risk factors associated with our loan portfolio. These policies and procedures are designed to assess risk factors prior to granting new loans and to continually monitor the risk levels in the loan portfolio. We conduct a critical evaluation of the loan portfolio and the level of the Allowance quarterly. We have instituted loan policies to adequately evaluate and analyze risk factors associated with our loan portfolio and to enable us to assess such risk factors prior to granting new loans and to assess the sufficiency of the Allowance. This evaluation includes an assessment of the following factors: the results of any internal and external loan reviews and any regulatory examination, changes in management or lending policies and underwriting standards, levels of past due loans, loan loss experience, estimated probable loss exposure on each impaired credit, concentrations of credit, value of collateral and any known impairment in the borrowers’ ability to repay, and current economic conditions.

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

Business Combinations

The Company has a number of fair value adjustments recorded within the consolidated financial statements that were created from the business combinations with California Oaks State Bank (“COSB”) and Premier Commercial Bancorp (“PC Bancorp”) completed on December 31, 2010 and July 31, 2012, respectively. These fair value adjustments include the Company’s goodwill, fair value adjustments on loans, core deposit intangible assets, other intangible assets, fair value adjustments to acquired lease obligations, fair value adjustments to high rate certificates of deposit and fair value adjustments on derivatives. The assets and liabilities acquired through acquisition have been accounted for at fair value as of the date of the acquisition. The goodwill that was recorded on the transactions represented the excess of the purchase price over the fair value of net assets acquired. If the consideration paid would have been less than the fair value of the net assets acquired, the Company would have recorded a bargain purchase gain. Goodwill is not amortized and is reviewed for impairment on October 1st of each year. If an event occurs or circumstances change that result in the Company’s fair value declining to below its book value, the Company would perform an impairment analysis at that time.

Purchased Credit Impaired Loans (“PCI”) are acquired loans with evidence of deterioration of credit quality since origination and it is probable at the acquisition date, that the Company will not be able to collect all contractually required amounts. When the timing and/or amounts of expected cash flows on such loans are not reasonably estimable, no interest is accreted and the loan is reported as a non-accrual loan; otherwise, if the timing and amounts of expected cash flows for PCI loans are reasonably estimable, then interest is accreted and the loans are reported as accruing loans. The non-accretable difference represents the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows, and also reflects the estimated credit losses in the acquired loan portfolio at the acquisition date and can fluctuate due to changes in expected cash flows during the life of the PCI loans. For non-PCI loans, loan fair value adjustments consist of a premium or discount on each individual loan and are amortized to loan interest income based on the effective yield method over the remaining life of the loans.

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

RESULTS OF OPERATIONS

Key Profitability Measures

The following table presents key profitability measures for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amounts		Increase (Decrease)		Amounts		Increase (Decrease)
	2014	2013	$	%	2014	2013	$	%
Net Income	$2,549	$2,477	$72	2.9%	$7,601	$6,953	$648	9.3%

Earnings per share
Basic	$0.23	$0.24	$(0.01)	(4.2)%	$0.70	$0.66	$0.04	6.1%
Diluted	$0.23	$0.23	$0.00	0.0%	$0.68	$0.65	$0.03	4.6%
Return on average equity	6.85%	7.47%	(0.62)%	(8.2)%	7.05%	7.17%	(0.12)%	(1.7)%
Return on average assets	0.69%	0.74%	(0.05)%	(6.9)%	0.72%	0.73%	(0.01)%	(0.08)%
Net interest rate spread	3.53%	3.77%	(0.24)%	(6.4)%	3.62%	3.88%	(0.26)%	(6.7)%
Net interest margin	3.70%	3.95%	(0.25)%	(6.3)%	3.80%	4.07%	(0.27)%	(6.6)%
Efficiency ratio (1)	67.91%	68.45%	(0.54)%	(0.8)%	67.95%	68.32%	(0.37)%	(0.5)%

(1)	Efficiency ratio represents non-interest expense as a percent of net interest income plus non-interest income, excluding gain on sale of securities, net.

Operations Performance Summary

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net income for the three months ended September 30, 2014 was $2.55 million, or $0.23 per diluted share, compared to $2.48 million, or $0.23 per diluted share for the three months ended September 30, 2013. The $72,000 increase, or 2.9%, was primarily due to a $462,000 increase in net interest income, a $533,000 increase in non-interest income, a $596,000 decrease in provision for loan losses, offset by a $601,000 increase in non-interest expense, primarily due to merger related expenses of $631,000, and a $918,000 increase in the provision for income taxes. There were no merger related expenses for the three months ended September 30, 2013. The increase in the tax provision is related to the non-deductibility of certain merger costs for tax purposes which has resulted in a higher effective tax rate for the third quarter of 2014 compared to 2013. Each of these increases and or decreases is more fully described below.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net income for the nine months ended September 30, 2014 was $7.60 million, or $0.68 per diluted share, compared to $6.95 million, or $0.65 per diluted share for the nine months ended September 30, 2013. The $648,000 increase, or 9.3%, was primarily due to $1.1 million increase in net interest income, a $990,000 increase in non-interest income, a $1.4 million decrease in provision for loan losses, offset by a $1.3 million increase in non-interest expense, primarily due to merger related expenses of $1.1 million, and a $1.6 million increase in the provision for income taxes. There were merger related expenses of $43,000 for the nine months ended September 30, 2013. The increase in the tax provision is related to the non-deductibility of certain merger costs for tax purposes which has resulted in a higher effective tax rate for the third quarter of 2014 compared to 2013. Each of these increases and or decreases is more fully described below.

Average Balances, Interest Income and Expense, Yields and Rates

The following tables present the Company’s average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yield/rate for the periods presented. All average balances are daily average balances (dollars in thousands).

	Three Months Ended
	September 30, 2014			September 30, 2013
	Average Balance	Interest	Average Yield/Rate (5)	Average Balance	Interest	Average Yield/Rate (5)
Interest Earning Assets:
Deposits in other financial institutions	$278,623	$248	0.35%	$241,088	$178	0.29%
Investment securities (2)	121,124	589	1.95%	106,744	441	1.65%
Loans (1)	969,668	12,401	5.07%	888,024	12,203	5.45%

Total interest-earning assets	1,369,415	13,238	3.84%	1,235,856	12.822	4.12%
Non-interest-earning assets	91,123			90,347

Total Assets	$1,460,538			$1,326,203

Interest Bearing Liabilities:
Interest bearing transaction accounts	$150,160	$70	0.18%	$125,991	$57	0.18%
Money market and savings deposits	363,693	225	0.25%	370,725	263	0.28%
Certificates of deposit	59,362	58	0.39%	55,556	47	0.34%

Total Interest Bearing Deposits	573,215	353	0.24%	552,272	367	0.26%
Securities sold under agreements to repurchase	14,210	8	0.22%	28,202	23	0.32%
Subordinated debentures	9,740	109	4.38%	9,312	126	5.29%

Total Interest Bearing Liabilities	597,165	470	0.31%	589,786	516	0.35%
Non-interest bearing demand deposits	699,592			593,252

Total funding sources	1,296,757			1,183,038
Non-interest bearing liabilities	16,041			11,523
Shareholders’ Equity	147,740			131,642

Total Liabilities and Shareholders’ Equity	$1,460,538			$1,326,203

Net interest income		$12,768			$12,306

Net interest rate spread (3)			3.53%			3.77%
Net interest margin (4)			3.70%			3.95%
Core net interest margin (6)			3.58%			3.77%

(1)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(2)	Average balances of investment securities are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(3)	Net interest rate spread represents the yield earned on average total interest-earning assets less the rate paid on average total interest bearing liabilities.
(4)	Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(5)	Annualized
(6)	Core net interest margin is computed by dividing annualized net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and interest recovered or reversed on non-accrual loans, by average total interest-earning assets. See the reconciliation table for core net interest margin.

	Nine Months Ended
	September 30, 2014			September 30, 2013
	Average Balance	Interest	Average Yield/Rate (5)	Average Balance	Interest	Average Yield/Rate (5)
Interest Earning Assets:
Deposits in other financial institutions	$261,617	$665	0.34%	$221,484	$495	0.29%
Investment securities (2)	109,160	1,557	1.90%	108,596	1,420	1.74%
Loans (1)	950,427	36,691	5.16%	867,603	36,090	5.56%

Total interest-earning assets	1,321,204	38,913	3.94%	1,197,683	38,005	4.24%
Non-interest-earning assets	91,283			91,958

Total Assets	$1,412,487			$1,289,641

Interest Bearing Liabilities:
Interest bearing transaction accounts	$142,575	$194	0.18%	$125,609	$173	0.18%
Money market and savings deposits	363,603	681	0.25%	352,013	772	0.29%
Certificates of deposit	61,013	169	0.37%	66,496	197	0.40%

Total Interest Bearing Deposits	567,191	1,044	0.25%	544,118	1,142	0.28%
Securities sold under agreements to repurchase	13,870	27	0.26%	27,331	63	0.31%
Subordinated debentures	9,527	323	4.47%	9,370	376	5.29%

Total Interest Bearing Liabilities	590,588	1,394	0.32%	580,819	1,581	0.36%
Non-interest bearing demand deposits	661,883			567,100

Total funding sources	1,252,471			1,147,919
Non-interest bearing liabilities	15,787			12,059
Shareholders’ Equity	144,229			129,663

Total Liabilities and Shareholders’ Equity	$1,412,487			$1,289,641

Net interest income		$37,519			$36,424

Net interest rate spread (3)			3.62%			3.88%
Net interest margin (4)			3.80%			4.07%
Core net interest margin (6)			3.65%			3.88%

(1)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(2)	Average balances of investment securities are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(3)	Net interest rate spread represents the yield earned on average total interest-earning assets less the rate paid on average total interest bearing liabilities.
(4)	Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(5)	Annualized
(6)	Core net interest margin is computed by dividing annualized net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and interest recovered or reversed on non-accrual loans, by average total interest-earning assets. See the reconciliation table for core net interest margin.

The following table represents a reconciliation of GAAP net interest margin to core net interest margin used by the Company. The table presents the information for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Interest Income	$12,768	$12,306	$37,519	$36,424
Less: Interest recovered (reversed) on non-accrual loans	—	(167)	—	(5)
Accelerated accretion of fair value adjustment on early loan payoffs	403	735	1,405	1,663

Core Net Interest Income	$12,365	$11,738	$36,114	$34,766

Net interest margin	3.70%	3.95%	3.80%	4.07%
Core net interest margin	3.58%	3.77%	3.65%	3.88%

The following table reflects the composition of the net deferred loan fees, costs and fair value discounts at September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014	December 31, 2013
Accreting loan discount	$5,941	$7,912
Non-accreting loan discount	902	2,683

Acquired loans remaining discount	6,843	10,595
Organic loans net deferred fees	2,883	2,014

Total	$9,726	$12,609

Net Changes in Average Balances, Composition, Yields and Rates

The following tables set forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Three Months Ended September 30,
	2014			2013			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Deposits in other financial institutions	$278,623	20.3%	0.35%	$241,088	19.5%	0.29%	$37,535	0.8%	0.06%
Investment securities	121,124	8.8%	1.95%	106,744	8.6%	1.65%	14,380	0.2%	0.30%
Loans	969,668	70.8%	5.07%	888,024	71.9%	5.45%	81,644	(1.0)%	(0.38)%

Total interest-earning assets	$1,369,415	100.0%	3.84%	$1,235,856	100.0%	4.12%	$133,559	0.0%	(0.28)%

Interest-Bearing Liabilities:
Non-interest bearing demand deposits	$699,592	53.9%		$593,252	50.1%		$106,340	3.8%
Interest-bearing transaction accounts	150,160	11.6%	0.18%	125,991	10.6%	0.18%	24,169	0.9%	0.00%
Money market and savings deposits	363,693	28.0%	0.25%	370,725	31.3%	0.28%	(7,032)	(3.3)%	(0.03)%
Certificates of deposit	59,362	4.6%	0.39%	55,556	4.7%	0.34%	3,806	(0.1)%	0.05%

Total deposits	1,272,807	98.2%	0.11%	1,145,524	96.8%	0.13%	127,283	1.3%	(0.02)%
Securities sold under agreements to repurchase	14,210	1.1%	0.22%	28,202	2.4%	0.32%	(13,992)	(1.3)%	(0.10)%
Subordinated debentures	9,740	0.8%	4.38%	9,312	0.8%	5.29%	428	(0.0)%	(0.91)%

Total borrowings	23,950	1.8%	1.94%	37,514	3.2%	1.58%	(13,564)	(1.3)%	0.36%

Total funding sources	$1,296,757	100.0%	0.14%	$1,183,038	100.0%	0.17%	$113,719	0.0%	(0.03)%

	Nine Months Ended September 30,
	2014			2013			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Deposits in other financial institutions	$261,617	19.8%	0.34%	$221,484	18.5%	0.29%	$40,133	1.3%	0.05%
Investment securities	109,160	8.3%	1.90%	108,596	9.1%	1.74%	564	(0.8)%	0.16%
Loans	950,427	71.9%	5.16%	867,603	72.4%	5.56%	82,824	(0.5)%	(0.40)%

Total interest-earning assets	$1,321,204	100.0%	3.94%	$1,197,683	100.0%	4.24%	$123,521	0.0%	(0.30)%

Interest-Bearing Liabilities:
Non-interest bearing demand deposits	$661,883	52.8%		$567,100	49.4%		$94,783	3.4%
Interest-bearing transaction accounts	142,575	11.4%	0.18%	125,609	10.9%	0.18%	16,966	0.4%	(0.00)%
Money market and savings deposits	363,603	29.0%	0.25%	352,013	30.7%	0.29%	11,590	(1.6)%	(0.04)%
Certificates of deposit	61,013	4.9%	0.37%	66,496	5.8%	0.40%	(5,483)	(0.9)%	(0.03)%

Total deposits	1,229,074	98.1%	0.11%	1,111,218	96.8%	0.14%	117,856	1.3%	(0.03)%
Securities sold under agreements to repurchase	13,870	1.1%	0.26%	27,331	2.4%	0.31%	(13,461)	(1.3)%	(0.05)%
Subordinated debentures	9,527	0.8%	4.47%	9,370	0.8%	5.29%	157	(0.1)%	(0.82)%

Total borrowings	23,397	1.9%	2.00%	36,701	3.2%	1.60%	(13,304)	(1.3)%	0.40%

Total funding sources	$1,252,471	100.0%	0.15%	$1,147,919	100.0%	0.18%	$104,552	0.0%	(0.03)%

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

	Three Months Ended September 30, 2014 vs. 2013
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income
Loans	$1,120	$(922)	$198
Deposits in other financial institutions	28	42	70
Investment securities	58	90	148

Total interest income	1,206	(790)	416

Interest Expense
Interest-bearing transaction accounts	13	—	13
Money market and savings deposits	(8)	(30)	(38)
Certificates of deposit	3	8	11

Total deposits	8	(22)	(14)
Securities sold under agreements to repurchase	(11)	(4)	(15)
Subordinated debentures	5	(22)	(17)

Total borrowings	(6)	(26)	(32)

Total interest expense	3	(49)	(46)

Net Interest Income	$1,203	$(741)	$462

	Nine Months Ended September 30, 2014 vs. 2013
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income
Loans	$3,444	$(2,843)	$601
Deposits in other financial institutions	77	93	170
Investment securities	7	130	137

Total interest income	3,528	(2,620)	908

Interest Expense
Interest-bearing transaction accounts	21	—	21
Money market and savings deposits	22	(113)	(91)
Certificates of deposit	(15)	(13)	(28)

Total deposits	28	(126)	(98)
Securities sold under agreements to repurchase	(31)	(5)	(36)
Subordinated debentures	6	(59)	(53)

Total borrowings	(25)	(64)	(89)

Total interest expense	3	(190)	(187)

Net Interest Income	$3,525	$(2,430)	$1,095

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The net interest margin declined 25 basis points to 3.70% for the three months ended September 30, 2014, compared to 3.95% for the three months ended September 30, 2013. The decline in net interest margin is primarily due to a 38 basis point decrease in the quarterly loan yield, offset by a 2 basis point decline in the interest bearing deposit rate. The lower net interest margin in 2014 is attributable to the continued low interest rate environment, as new loans have been originated at lower interest rates than those loans that have been paid off. This is in addition to a lower level of fair value discounts earned on early payoffs of acquired loans in 2014 compared to 2013. Fair value discounts earned on early payoffs of acquired loans were $403,000 compared to $735,000 for the three months ended September 30, 2014 and 2013, respectively. Despite a decline in the net interest margin, net interest income increased $462,000 mainly due to a higher average loan balance. However, net interest income also included the reversal of $167,000 of interest income on an acquired loan that was put on non-accrual status during the quarter ended September 30, 2013. The impact to the Company’s net interest margin from the accelerated accretion of fair value discounts on early payoffs of acquired loans and the reversal of interest on a loan that was put on nonaccrual status during the quarters ending September 30, 2014 and 2013 was 12 basis points and 19 basis points, respectively.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The net interest margin declined 27 basis points to 3.80% for the nine months ended September 30, 2014 compared to 4.07% for the nine months ended September 30, 2013. The decline in net interest margin is primarily due to a 40 basis point decrease in loan yield, offset by a 3 basis point decline in the interest bearing deposit rate. The lower net interest margin in 2014 is attributable to the continued low interest rate environment, as new loans have been originated at lower interest rates than loans that have been paid off. Despite a decline in the net interest margin, net interest income increased $1.1 million mainly due to a higher average loan balance. During the nine months ended September 30, 2014 and 2013, the Company has experienced $1.4 million and $1.7 million, respectively, of accelerated accretion of fair value discounts on early payoffs of acquired loans. Net interest income for the nine months ended September 30, 2013 was slightly impacted by the recovery of $162,000 of interest income from the payoff of a nonaccrual loan during the quarter ended June 30, 2013, offset by the reversal of $167,000 of interest income on an acquired loan that was put on non-accrual status during the quarter ended September 30, 2013. The impact to the Company’s net interest margin from the accelerated accretion of fair value discounts on early payoffs of acquired loans and the net reversal of interest on nonaccrual loans during the nine months ending September 30, 2014 and 2013 was 19 basis points for both periods.

Provision for Loan Losses

The Company maintains an allowance for loan loss (“Allowance”) to provide for probable losses in the loan portfolio. Additions to the Allowance are made by charges to operating expense in the form of a provision for loan losses. All loans that are judged to be uncollectible are charged against the Allowance, while any recoveries are credited to the Allowance.

Provision for loan losses for the three months ended September 30, 2014 was $35,000 compared to $631,000 for the three months ended September 30, 2013. The Company had $15.5 million of net organic loan growth for the quarter ended September 30, 2014, compared to $42.5 million for the same quarter a year ago. Net recoveries for the three months ended September 30, 2014 were $29,000 compared to net charge-offs of $5,000 in 2013. Provision for loan losses for the nine months ended September 30, 2014 was $518,000 compared to $1.9 million for the nine months ended September 30, 2013. The Company had $87.5 million of net organic loan growth for the nine months ended September 30, 2014, compared to $99.4 million for the same period a year ago. Net recoveries for the nine months ended September 30, 2014 were $227,000, compared to net charge-offs of $683,000 in 2013. See further discussion in Balance Sheet Analysis, Allowance for Loan Loss.

Non-interest Income

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	$	%	2014	2013	$	%

Gain on sale of securities, net	$—	$—	$—	—%	$—	$5	$(5)	(100.0)%
Gain on sale of SBA loans, net	331	263	68	25.9%	936	673	263	39.1%
Deposit account service charge income	631	598	33	5.5%	1,891	1,749	142	8.1%
Other non-interest income	1,042	610	432	70.8%	2,750	2,160	590	27.3%

Total Non-Interest Income	$2,004	$1,471	$533	36.2%	$5,577	$4,587	$990	21.6%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Non-interest income increased $533,000 or 36.2% to $2.0 million for the three months ended September 30, 2014 compared to $1.5 million for the three months ended September 30, 2013. This change was mainly due to a $68,000 increase in the gain on sale of SBA loans, $204,000 in transaction referral income in the third quarter of 2014 compared to none in the year-ago quarter, a $92,000 increase in lending-related fees, a $57,000 increase in dividend income and a positive swing of $61,000 in an unhedged swap.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Non-interest income increased $990,000 or 21.6% to $5.6 million for the nine months ended September 30, 2014 compared to $4.6 million for the nine months ended September 30, 2013. The change was mainly due to a $263,000 increase in gain on sale of SBA loans, a $142,000 increase in deposit account service charge income, a $216,000 increase in lending-related fees, a $290,000 increase in transaction referral income and a $90,000 increase in dividend income. The growth in deposit accounts by the Company resulted in the increase in deposit account service charge income between the periods. Included in other non-interest income for the nine months ending September 30, 2014 was a $225,000 settlement related to an other real estate owned property sold in 2013. Included in other non-interest income for the nine months ending September 30, 2013 was a $250,000 insurance settlement.

Non-interest Expense

The following table sets forth certain information with respect to the Company’s non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended		Increase		Nine Months Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
	2014	2013	$	%	2014	2013	$	%
Salaries and employee benefits	$5,621	$5,432	$189	3.5%	$16,554	$16,287	$267	1.6%
Stock based compensation expense	445	241	204	84.6%	1,332	716	616	86.0%
Occupancy	999	1,074	(75)	(7.0)%	2,970	3,157	(187)	(5.9)%
Data processing	472	452	20	4.4%	1,423	1,413	10	0.7%
Legal and professional	456	530	(74)	(14.0)%	1,390	1,609	(219)	(13.6)%
FDIC deposit assessment	195	219	(24)	(11.0)%	596	654	(58)	(8.9)%
Merger related expenses	631	—	631	—%	1,128	43	1,085	2,523.3%
OREO valuation write-downs and expenses	8	39	(31)	(79.5)%	14	88	(74)	(84.1)%
Office services expense	219	261	(42)	(16.1)%	721	786	(65)	(8.3)%
Other operating expenses	985	1,182	(197)	(16.7)%	3,150	3,267	(117)	(3.6)%

Total Non-Interest Expense	$10,031	$9,430	$601	6.4%	$29,278	$28,020	$1,258	4.5%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Non-interest expense increased $601,000 or 6.4% to $10.0 million for the three months ended September 30, 2014 compared to $9.4 million for the three months ended September 30, 2013. The overall increase between the quarters was primarily due to a $189,000 increase in salaries and employee benefits, a $204,000 increase in stock based compensation expense and a $631,000 increase in merger related expenses associated with the current pending merger. The increase in salary expense was attributable to the accrual of bonus incentives related to work performed on the upcoming merger, as well as a modest increase in the number of full time employees. The increase in stock-based compensation reflects the delay in the annual granting of stock-based compensation in 2013 which resulted in dampened expense in the third quarter of that year. Merger expenses during the quarter were primarily due to legal fees associated with the upcoming merger with 1st Enterprise Bank and the related Registration Statement and Proxy/Prospectus.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Non-interest expense increased $1.3 million or 4.5% to $29.3 million for the nine months ended September 30, 2014 compared to $28.0 million for the nine months ended September 30, 2013. The overall increase between the nine month periods was primarily due to a $267,000 increase in salaries and employee benefits, a $616,000 increase in stock based compensation expense and a $1.1 million increase in merger related expenses associated with the current pending merger. The increase in stock-based compensation reflects the delay in the annual granting of stock-based compensation in 2013 which resulted in dampened expense in the comparative period in 2013.

Income Taxes

The effective tax rate for the three months ended September 30, 2014 was 45.8% compared to 33.3% for the three months ended September 30, 2013. The effective tax rate for the nine months ended September 30, 2014 was 42.9% compared to 37.2% for the nine months ended September 30, 2013. The increase in the effective tax rates for these periods was due to the non-deductibility of certain merger related expenses incurred in 2014 and the discontinuance of the California net interest deduction on loans within designated enterprise zones. The Company’s effective tax rate is impacted by the increase in cash surrender value of bank owned life insurance policies which is excluded from taxable income and the Company has invested in Qualified Affordable Housing Projects “LIHTC” that generate tax credits and benefits for the Company. The Company operates in the Federal and California jurisdictions and the blended statutory tax rate for Federal and California income taxes is 42.05%.

FINANCIAL CONDITION

Balance Sheet Analysis

Total assets increased $43.5 million for the nine months ending September 30, 2014 to $1.5 billion with net loan growth of $45.6 million, an increase of $33.1 million in investment securities available-for-sale, at fair value, offset by a net decrease of $31.4 million of cash and cash equivalents and certificates of deposits in other financial institutions. Net organic loan growth during the period was $87.5 million, partially offset by $42.4 million in runoff of purchased loans from the COSB and PC Bancorp acquisitions. Loan growth for the nine months of 2014 was concentrated in Other Nonresidential Properties of $31.8 million, Construction, Land Development and Other Land categories of $11.4 million, and 1-4 Family Residential Properties of $2.4 million.

Funding the asset growth for the Company for the first nine months of 2014 was the growth in deposits of $30.5 million, growth in securities sold under agreements to repurchase of $2.5 million and earnings of $7.6 million. Non-interest bearing demand deposits increased by $66.1 million to $698.3 million at September 30, 2014. The increase in non-interest bearing deposits was partially offset by a $35.5 million decrease in interest-bearing deposits. At September 30, 2014 and December 31, 2013, non-interest bearing deposits represented 55% and 51% of total deposits, respectively.

Lending

The following table presents the composition of the loan portfolio at the dates indicated (dollars in thousands):

	September 30,		December 31,
	2014		2013
	Amount	% of Total	Amount	% of Total

Commercial and Industrial Loans:	$297,853	30%	$299,473	32%

Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	198,406	20%	197,605	21%
Other Nonresidential Properties	303,605	31%	271,818	29%
Construction, Land Development and Other Land	58,474	6%	47,074	5%
1-4 Family Residential Properties	68,134	7%	65,711	7%
Multifamily Residential Properties	27,937	3%	33,780	4%

Total Loans Secured by Real Estate	656,556	67%	615,988	66%

Other Loans:	24,391	2%	17,733	2%

Total Loans	$978,800	100%	$933,194	100%

The following table is a breakout of the Company’s gross loans stratified by the industry concentration of the borrower by their respective NAICS code at the dates indicated (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total

Real Estate	$422,509	43%	$381,830	41%
Manufacturing	87,140	9%	83,319	9%
Hotel/Lodging	82,728	8%	76,143	8%
Construction	67,189	7%	62,835	7%
Wholesale	59,563	6%	60,291	6%
Finance	63,496	7%	46,393	5%
Professional Services	45,745	5%	49,739	5%
Healthcare	44,346	3%	38,662	4%
Other Services	23,467	2%	21,448	2%
Restaurant/Food Service	24,187	2%	35,244	4%
Administrative Services	19,085	2%	15,218	2%
Retail	16,891	2%	23,157	2%
Information	11,327	1%	11,709	1%
Transportation	10,393	1%	9,531	1%
Education	9,625	1%	10,270	1%
Entertainment	5,382	1%	6,207	1%
Other	1,347	0%	1,198	0%

Total Loans	$978,800	100%	$933,194	100%

The Company’s loan origination and lending activities continue to be focused primarily on direct contact with its borrowers through the Company’s relationship managers and/or executive officers. Total loans were $978.8 million at September 30, 2014, an increase of $45.6 million or 4.9% from $933.2 million at December 31, 2013. The Company had approximately $87.5 million of net organic loan growth, which was partially offset by approximately $41.9 million in loan run-off from the acquired loan portfolios.

The net growth in the Company’s other nonresidential real estate properties portfolio of approximately $31.8 million during the nine months ending September 30, 2014, included two large loans. The first loan was originated to refinance a retail center in the Company’s footprint and has a balance that represents a loan-to-value of less than fifty percent. The second loan represents a new customer relationship for the Company with a borrower to facilitate the purchase of a hotel near an Orange County entertainment center, with plans to redevelop the property.

The increase in the construction, land development and other land portfolio of $11.4 million is primarily related to a $9.6 million loan for the development of a property located in Los Angeles by a real estate developer who is a well-known and long-time customer of the Bank.

The Commercial and Industrial Loans portfolio was flat for the nine month period ending September 30, 2014. A large commercial line of credit was paid off in the third quarter of 2014, as the Company maintained its firm commitment to its disciplined underwriting standards and declined to match the more aggressive structure offered by another bank. This payoff was offset by outstandings in commercial lines of credit.

We continue to establish new relationships and expand our current business, as evidenced by our increased commercial line of credit commitments, which are up 8.5% from December 31, 2013; however due to the dynamic nature of commercial and industrial lending, actual credit utilization does experience ebbs and flows. The Company’s commercial and industrial line of credit utilization was approximately 46% as of September 30, 2014 and 49% as of December 31, 2013. The Company experienced a spike in line utilization at December 31, 2013 as a result of several of its smaller businesses drawing on their lines of credit at year end and then paying down their lines during the first nine months of the year. This occurs around year-end and appears to be a recurring trend.

The Company had 35 commercial banking relationship managers and 5 commercial real estate relationship managers at September 30, 2014 and December 31, 2013. The Company’s credit approval process includes an examination of the collateral, cash flow, and debt service coverage of the loan, as well as the financial condition and credit references of the borrower. The Company’s senior management is actively involved in its lending activities and collateral valuation. The Company obtains independent third party appraisals of real property securing commercial real estate loans, as required by applicable federal and state laws and regulations. There is also a loan committee comprised of senior management that reviews problem loans.

The Company believes that it carefully manages credit risk in its loan portfolio and uses a variety of policy guidelines and analytical tools to achieve its asset quality objectives.

Allowance for Loan Loss

The Allowance increased by $745,000, to $11.3 million at September 30, 2014 from $10.6 million at December 31, 2014 due to a provision for loan losses of $518,000 and net recoveries of $227,000. The Allowance as a percentage of total loans was 1.16% and 1.14% at September 30, 2014 and December 31, 2013, respectively. The Allowance as a percentage of loans (excluding loan balances and the related Allowance on loans acquired through acquisition) was 1.43% and 1.50% at September 30, 2014 and December 31, 2013, respectively. The decrease in the allowance ratio related to organic loans was directly attributable to improvements in the economic conditions within the Company’s markets, a reduction in non-accrual loans, as well as the level of charge-offs.

The Company’s management considered the following factors in evaluating the allowance for loan loss at September 30, 2014:

•	During the nine months ended September, 2014 there were net loan recoveries of $227,000

•	There were eighteen nonaccrual loans totaling $4.4 million at September 30, 2014

•	The overall growth and composition of the loan portfolio

•	Changes to the overall economic conditions within the markets in which the Company makes loans

•	Concentrations within the loan portfolio, as well as risk conditions within its commercial and industrial loan portfolio

•	The remaining fair value adjustments on loans acquired through acquisition, with special attention to the fair value adjustments associated with the purchased credit impaired loans.

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

The Allowance and the reserve for unfunded loan commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. In considering all of the above factors, management believes that the Allowance at September 30, 2014 is adequate. Although the Company maintains its Allowance at a level which it considers adequate to provide for probable charge-offs, there can be no assurance that such charge-offs will not exceed the estimated amounts, thereby adversely affecting future results of operations.

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

The following table is a summary of the activity for the Allowance as of the dates and for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Allowance for loan loss at beginning of period	$11,284	$9,412	$10,603	$8,803
Provision for loan losses	35	631	518	1,918
Net (charge-offs) recoveries:
Charge-offs	(8)	(786)	(165)	(1,523)
Recoveries	37	781	392	840

Net (charge-offs) recoveries	29	(5)	227	(683)

Allowance for loan loss at end of period	$11,348	$10,038	$11,348	$10,038

Net (charge-offs) recoveries to average loans	0.00%	0.00%	(0.02)%	(0.08)%

The following is a summary of our asset quality data and key ratios at the dates indicated (dollars in thousands):

	September 30, 2014	December 31, 2013

Loans originated by the Bank on non-accrual	$2,018	$1,657
Loans acquired through acquisition that are on non-accrual	2,336	7,899

Total nonaccrual loans	4,354	9,556
Other Real Estate Owned	—	—

Total non-performing assets	$4,354	$9,556

Nonaccrual loans to total loans	0.44%	1.02%

Total non-performing assets to total assets	0.30%	0.68%

Allowance for loan losses to total loans	1.16%	1.14%

Allowance for loan losses to total loans accounted at historical cost, which excludes acquired loans and related allowance	1.43%	1.50%

Allowance for loan losses to nonaccrual loans accounted at historical cost, which excludes nonaccrual acquired loans and related allowance	562.2%	639.8%

Allowance for loan losses to total non-accrual loans	260.6%	111.0%

Deposits

The following table presents the balance of each major category of deposits at the dates indicated (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total

Non-interest bearing demand deposits	$698,251	55%	$632,192	51%
Interest bearing transaction accounts	145,899	12%	155,735	13%
Money market and savings deposits	365,945	29%	380,915	31%
Certificates of deposit	52,852	4%	63,581	5%

Total deposits	$1,262,947	100%	$1,232,423	100%

Total deposits increased $30.5 million to $1.3 billion at September 30, 2014 mainly due to a $66.1 million increase in non-interest bearing demand deposits, offset by a $35.5 million decrease in total interest bearing deposits. At September 30, 2014 and December 31, 2013, non-interest bearing deposits represented 55% and 51% of total deposits, respectively.

LIQUIDITY

The following table provides a summary of the Bank’s primary and secondary liquidity levels at the dates indicated (dollars in thousands):

	September 30, 2014	December 31, 2013
	Amount	Amount
Primary Liquidity- On Balance Sheet:
Cash and due from banks	$27,882	$23,156
Interest-earning deposits in other financial institutions	167,859	218,131
Investment securities available-for-sale	139,552	106,488
Less: pledged cash and due from banks	(1,500)	(1,500)
Less: pledged investment securities	(104,027)	(92,800)

Total primary liquidity	$229,766	$253,475

Ratio of primary liquidity to total deposits	18.2%	21.5%

Additional Liquidity Not Included In Primary Liquidity:
Certificates of deposit in other financial institutions	$74,473	$60,307
Less: Certificate of deposits pledged	(2,731)	(4,341)

Total additional liquidity	$71,742	$55,966

Secondary Liquidity- Off-Balance Sheet:
Available Borrowing Capacity:
Total secured borrowing capacity with FHLB	$259,227	$292,000
Fed Funds borrowing lines	47,000	54,500
Secured credit line with the FRBSF	19,736	5,245

Total secondary liquidity	$325,963	$351,745

As of September 30, 2014, the Company’s primary overnight source of liquidity consisted of the balances reflected in the table above. The Company’s primary liquidity consisted of cash and due from banks and interest-earning deposits at financial institutions. The amount of funds maintained directly with the Federal Reserve included in interest-earning deposits in other financial institutions was $132.5 million and $203.0 million, at September 30, 2014 and December 31, 2013, respectively. The next source of liquidity is the Company’s collateralized borrowings and unsecured borrowing facilities. In addition, the Company has $74.5 million of Certificates of deposits in other financial institutions where the average maturity is approximately 6.0 months that could be utilized over time to supplement the liquidity needs of the Company.

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

As an additional source of liquidity, the Company maintains credit facilities, “Fed Funds Borrowing Lines,” of $47.0 million and $54.5 million at September 30, 2014 and December 31, 2013, respectively, with its primary correspondent banks for the purchase of overnight Federal funds. The lines are subject to availability of funds and have restrictions as to the number of days and length used during a month. At September 30, 2014 and December 31, 2014, $5 million of these credit facilities required the pledging of investment securities collateral.

The Company has established a secured credit facility with the FHLB of San Francisco which allows the Bank to borrow up to 25% of the Bank’s total assets, which equates to a credit line of approximately $357 million at September 30, 2014. The Company currently has no outstanding borrowings with the FHLB. As of September 30, 2014, the Company had $606 million of loan collateral pledged with the FHLB. This level of loan collateral would provide the Company with $259 million in borrowing capacity. Any amount of borrowings in excess of the $259 million would require the Company to pledge additional collateral. In addition, the Company must maintain a certain investment level in the common stock of the

FHLB. The Company’s investment in the common stock of the FHLB is $4.2 million at September 30, 2014. This level of capital would allow the Company to borrow up to $89 million. Any advances from the FHLB in excess of the $89 million would require additional purchases of FHLB common stock. The Company had no securities pledged with the FHLB at September 30, 2014.

The Company maintains a secured credit facility with the Federal Reserve Bank of San Francisco (“FRBSF”) which is collateralized by investment securities pledged with the FRB. At September 30, 2014, the Company’s available borrowing capacity was $19.7 million.

The Company maintains investments in certificates of deposit with other financial institutions, with various balances maturing monthly. The Company had balances of $74.5 million and $60.3 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, $2.7 million of the Company’s certificates of deposit with other financial institutions were pledged as collateral as credit support for the interest rate swap contracts and are not available as a source of liquidity.

At September 30, 2014 and December 31, 2013, $1.5 million of the Company’s due from bank balances was pledged as collateral as credit support for the interest rate swap contracts and is not available as a source of liquidity.

The Company’s commitments to extend credit (off-balance sheet liquidity risk) are agreements to lend funds to customers as long as there are no violations as established in the loan agreement. Many of the commitments are expected to expire without being drawn upon, and as such, the total commitment amounts do not necessarily represent future cash requirements. Financial instruments with off-balance sheet risk for the Company include both undisbursed loan commitments, as well as undisbursed letters of credit. The Company’s exposure to extend credit was $419 million and $346 million at September 30, 2014 and December 31, 2013, respectively.

CU Bancorp’s liquidity on a stand-alone basis was $3.7 million and $4.3 million, in cash on deposit at the Bank, at September 30, 2014 and December 31, 2013, respectively. Management believes this amount of cash is currently sufficient to fund the holding company’s cash flow needs over at least the next twelve to twenty-four months.

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

As of September 30, 2014, both CU Bancorp and the Bank had positive retained earnings and positive net income that would allow either of them to declare and pay a dividend as of September 30, 2014. However, neither CU Bancorp nor the Bank has plans to declare and pay a cash dividend at the current time.

The Company has a program to repurchase a portion of an employee’s outstanding restricted stock upon the vesting of this restricted stock, but only in amounts necessary to cover the employee tax withholding obligations at the option of the restricted stockholder (employee). The Company had this program in place during all of 2013 and through the nine months ending September 30, 2014. This program was designed to provide the Bank’s employees with the financial ability to cover their tax liability obligation associated with the vesting of their restricted stock at the date of vesting. These transactions under the State of California Corporations Code are defined as distributions to shareholders.

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

At September 30, 2014, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” under the current capital guidelines. The following tables present the regulatory capital ratios requirements and the actual capitalization levels of the Company and the Bank as of the dates indicated (dollars in thousands):

CU Bancorp	September 30, 2014	December 31, 2013	Adequately Capitalized	Well Capitalized
	Amount	Amount	(greater than or equal to)
Regulatory Capital Ratios:
Tier 1 leverage ratio	10.12%	9.57%	4.0%	5.0%
Tier 1 risk-based capital ratio	11.88%	11.84%	4.0%	6.0%
Total risk-based capital ratio	12.83%	12.80%	8.0%	10.0%

Regulatory Capital Data:
Tier 1 capital	$146,277	$134,440
Total risk-based capital	158,030	145,372
Average total assets	1,445,873	1,404,293
Risk-weighted assets	1,231,336	1,135,552

California United Bank	September 30, 2014	December 31, 2013	Adequately Capitalized	Well Capitalized
	Amount	Amount	(greater than or equal to)
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.42%	8.90%	4.0%	5.0%
Tier 1 risk-based capital ratio	11.06%	10.99%	4.0%	6.0%
Total risk-based capital ratio	12.02%	11.96%	8.0%	10.0%

Regulatory Capital Data:
Tier 1 capital	$136,154	$124,750
Total risk-based capital	147,957	135,682
Average total assets	1,444,845	1,402,041
Risk-weighted assets	1,230,725	1,134,653

Total Tier 1 capital of the Company increased by $11.9 million or 8.8% to $146.3 million during the nine month period ending September 30, 2014. The increase in the Company’s Tier 1 leverage ratio during the nine months ended September 30, 2014, was primarily the result of the following increases to capital: nine months of earnings of $7.6 million, the exercise of employee stock options of $1.3 million, stock based compensation expense of $1.3 million, excess tax benefits related to stock based compensation of $477,000, an increase in other comprehensive income (the increase in unrealized gains or the decrease in unrealized losses on investment securities) of $408,000 and a decrease in the amount of disallowed deferred tax that is subtracted from regulatory capital increased capital by approximately $1.1 million. For regulatory capital calculations, a portion of the Company’s deferred tax asset may be disallowed based on the regulatory capital disallowance calculation. There was no disallowed deferred tax asset that was subtracted from regulatory capital at September 30, 2014.

Total risk-based capital of the Company increased by $12.7 million or 8.7% to $158 million during the nine months ended September 30, 2014. The major component elements that resulted in the increase in the Company’s Tier 1 risk-based capital, as described above were the same components that lead to the increases in the Total risk-based capital during the nine months ended September 30, 2014. The Company’s Risk-weighted assets used in the calculation of Total risk-based capital ratio increased by $95.8 million or 8.4%.

Total Tier 1 capital at the Bank increased by $11.4 million or 9.1% to $136.2 million during the nine month period ending September 30, 2014. The increase in the Bank’s Tier 1 leverage ratio during the nine months ended September 30, 2014 was primarily the result of the following increases to capital: nine months earnings of $8.2 million, stock based compensation expense of $1.3 million, excess tax benefits related to stock based compensation of $477,000, an increase in other comprehensive income (the increase in unrealized gains or the decrease in unrealized losses on investment securities) of $408,000 and a decrease in the amount of disallowed deferred tax that is subtracted from regulatory capital increased capital by approximately $1.1 million. For regulatory capital calculations, a portion of the Company’s deferred tax asset may be disallowed based on the regulatory capital disallowance calculation. There was no disallowed deferred tax asset that was subtracted from regulatory capital as of September 30, 2014. The Bank’s Average total assets used in the calculation of Tier 1 leverage ratio increased by $42.8 million or 3.1%.

Basel III Capital Standards

For a discussion regarding the phase in of the new Basel III capital requirements see the Company’s December 31, 2013 Form 10K, Part I, Item 1 – Business – Recent Legislation and Regulation – New Financial Institution Capital Rules.

Management has evaluated the final rules and their expected impact on the Company. Based upon that assessment, management believes the Company’s and Bank’s current capital levels at September 30, 2014 would equal or exceed the minimum capital requirements, including the capital conservation buffer, if they were in effect on that date.

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

Corporate Governance

The following are some of the key corporate governance practices at both the Company and the Bank, which are oriented to ensure that there are no conflicts of interest and that the Company operates in the best interests of shareholders:

•	Eight of the Company’s and Bank’s eleven directors at September 30, 2014 are independent outside directors.

•	A new independent director was appointed effective April 1, 2014.

•	None of the Company’s senior officers and directors have received loans from the Bank.

•	There are no loans by the Bank to outside companies controlled by, or affiliated with officers or directors.

•	The Company’s Board of Directors has Audit and Risk, and Compensation, Nomination and Governance committees comprised solely of independent outside directors.

Number of Employees

The number of active full-time equivalent employees increased from 176 at December 31, 2013 to 178 at September 30, 2014.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

At September 30, 2014, the Company had twenty three pay-fixed, receive-variable interest rate contracts that were designed to convert fixed rate loans into variable rate loans. Twenty one of these swap contacts are designated as fair value hedges. For additional information on these interest rate contracts, see Note 9 – Derivative Financial Instruments located in Part I, Item 1.—Notes to the Consolidated Financial Statements.

The Company has no market risk sensitive instruments held for trading purposes. Management believes that the Company’s market risk is reasonable at this time.

The following depicts the Company’s net interest income sensitivity analysis as of September 30, 2014 (dollars in thousands):

Simulated Rate Changes	Estimated Net Interest Income Sensitivity
+ 400 basis points	37.7%	$16,549
+ 100 basis points	8.8%	$3,870
- 200 basis points (1)	(4.0)%	$(1,743)

The Company is currently asset sensitive. The estimated sensitivity does not necessarily represent our forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits and replacement of asset and liability cash flows. The duration of the Company’s investment securities portfolio at September 30, 2014 is approximately 2.7. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

Variable rate loans make up 70% of the loan portfolio. However, the Company has floors on some of its loans. At September 30, 2014, 50% of variable rate loans are at their floor, and thus an increase in the underlying index may not necessarily result in an increase in the coupon until the loan index plus margin exceeds that floor.

The Company’s static GAP as of September 30, 2014, is not materially different from that reported at December 31, 2013 and is thus not included in this 10Q. See the Company’s Static Gap reports under “Item7A-Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2013 Annual Report on Form 10-K.

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

See “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” relating to “forward-looking” statements included in this report for a discussion of additional risk factors related to the Company’s proposed acquisition of 1st Enterprise Bank through the merger of 1st Enterprise with and into the Company’s subsidiary California United Bank which will be the surviving bank in the merger transaction.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

(a)	None.

(b)	None.

ITEM 6.	Exhibits

(a)	Index to Exhibits

Exhibit Number	Description

10.1*	CU Bancorp 2007 Equity and Incentive Plan as amended and restated July 31, 2014, incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on August 20, 2014

31.1⌂	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2⌂	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1⌂	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2⌂	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS⌂	XBRL Instance Document

101.SCH⌂	XBRL Taxonomy Extension Schema Document

101.CAL⌂	XBRL Taxonomy Calculation Linkbase Document

101.LAB⌂	XBRL Taxonomy Label Linkbase Document

101 DEF⌂	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE⌂	XBRL Taxonomy Presentation Linkbase Document

*	Refers to management contracts or compensatory plans or arrangements
⌂	Attached hereto

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CU BANCORP

Date:	November 7, 2014	/s/ DAVID I. RAINER
David I. Rainer
President and Chief Executive Officer

Date:	November 7, 2014	/s/ KAREN A. SCHOENBAUM
Karen A. Schoenbaum
Executive Vice President and Chief Financial Officer