Form 10-K
period 2014-12-31
CU Bancorp
filed 2015-03-13
CIK 1543643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20015

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

CU BANCORP

(Exact name of registrant as specified in its charter)

Commission File Number 001-35683

California	90-0779788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

818 W. 7th Street, Suite 220 Los Angeles, California	90017
(Address of principal executive offices)	(Zip Code)

(213) 430-7000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $190.5 million based upon the closing price of shares of the registrant’s Common Stock, no par value, as reported by The NASDAQ Stock Market, LLC.

The number of shares outstanding of the registrant’s common stock (no par value) at the close of business on March 9, 2015 was 16,732,061.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of CU Bancorp’s definitive proxy statement for the 2015 Annual Meeting of Shareholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

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

We make forward-looking statements as set forth above and regarding projected sources of funds, availability of acquisition and growth opportunities, dividends, adequacy of our allowance for loan and lease losses and provision for loan and lease losses, our loan portfolio and subsequent charge-offs. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the SEC, Item 1A of this Annual Report on Form 10-K, and the following:

•

Current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values, high unemployment rates and overall slowdowns in economic growth should these events occur.

•	The effects of trade, monetary and fiscal policies and laws.

•	Possible losses of businesses and population in Los Angeles, Orange, Ventura, San Bernardino or Riverside Counties.

•	Loss of customer checking and money-market account deposits as customers pursue other higher-yield investments, particularly in a rising rate environment.

•	Possible changes in consumer and business spending and saving habits and the related effect on our ability to increase assets and to attract deposits.

•	Competitive market pricing factors.

•	Deterioration in economic conditions that could result in increased loan losses.

•	Risks associated with concentrations in real estate related loans.

•	Risks associated with concentrations in deposits.

•	Loss of significant customers.

•	Market interest rate volatility.

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

•	Changes in the speed of loan prepayments, loan origination and sale volumes, loan loss provisions, charge offs or actual loan losses.

•	Compression of our net interest margin.

•	Stability of funding sources and continued availability of borrowings to the extent necessary.

•	Changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth.

•	The inability of our internal disclosure controls and procedures to prevent or detect all errors or fraudulent acts.

•	Inability of our framework to manage risks associated with our business, including operational risk and credit risk, to mitigate all risk or loss to us.

•

Our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft.

•	The effects of man-made and natural disasters, including earthquakes, floods, droughts, brush fires, tornadoes and hurricanes.

•	The effect of labor and port slowdowns on small businesses.

•	Risks of loss of funding of Small Business Administration or SBA loan programs, or changes in those programs.

•	Lack of take-out financing or problems with sales or lease-up with respect to our construction loans.

•	Our ability to recruit and retain key management and staff.

•	Availability of, and competition for, acquisition opportunities.

•	Risks associated with merger and acquisition integration.

•	Significant decline in the market value of the Company that could result in an impairment of goodwill.

•	Regulatory limits on the Bank’s ability to pay dividends to the Company.

•	New accounting pronouncements.

•	The impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and related rules and regulations on the Company’s business operations and competitiveness.

•

Our ability to comply with applicable capital and liquidity requirements (including the finalized Basel III capital standards), including our ability to generate capital internally or raise capital on favorable terms.

•	Increased regulation of the securities markets, including the securities of the Company, whether pursuant to the Sarbanes-Oxley Act of 2002, or otherwise.

•	The effects of any damage to our reputation resulting from developments related to any of the items identified above.

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

PART I

ITEM 1 — BUSINESS

General

CU Bancorp, headquartered in Downtown Los Angeles, California, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is also a bank holding company within the meaning of Section 1280 of the California Financial Code. Our principal business is to serve as the holding company for our bank subsidiary, California United Bank, which we refer to as “CUB” or the “Bank”. When we say “we”, “our” or the “Company”, we mean the Company on a consolidated basis with the Bank. When we refer to CU Bancorp or the “holding company”, we are referring to the parent company on a stand-alone basis. The shares of CU Bancorp are listed on the NASDAQ Capital Market under the trading symbol “CUNB”.

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

At year end 2014, the Company had consolidated total assets of $2.3 billion, total loan balances of $1.6 billion, and total deposits of $1.9 billion. Additional information regarding our business, as well as regarding our acquisitions, is included in the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Note 2, Business Combinations, of the Notes to Consolidated Financial Statements, and is incorporated herein by reference.

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

The Bank is a full-service commercial bank offering a broad range of banking products and services designed for small and medium-sized businesses, non-profit organizations, business owners and entrepreneurs, and the professional community, including attorneys, certified public accountants, financial advisors and healthcare providers and investors. Our deposit products include demand, money market, and certificates of deposit; loan products include commercial, real estate construction, commercial real estate, SBA and personal loans. We also provide cash management services, online banking, commercial credit cards and other primarily business-oriented products.

The principal executive offices of the Bank and the Company are located at 818 W. 7th Street, Suite 220, Los Angeles, CA, 90017. In addition to the Los Angeles headquarters office of the Bank, the Bank has nine additional full-service branches in the Ventura/Los Angeles/Orange County/San Bernardino metropolitan area;

those branches are located in Encino, West Los Angeles, Valencia, Simi Valley, Thousand Oaks, Gardena, Anaheim, Irvine/Newport Beach and Ontario. The Los Angeles Headquarters and Ontario full-service branches were acquired as part of the Company’s acquisition of 1st Enterprise Bank in November 2014 (as discussed below). The Anaheim and Irvine/Newport Beach branches were acquired in connection with our acquisition of Premier Commercial Bancorp and Premier Commercial Bank, N.A. in 2012 (as discussed below). The Irvine/Newport Beach branch was relocated in 2013 to ground floor space in a modern office complex into which the former 1st Enterprise Irvine branch was combined in February 2015.

Recent Developments

On November 30, 2014, the Company acquired 1st Enterprise Bank through a merger of 1st Enterprise Bank (“1st Enterprise”) with and into California United Bank. 1st Enterprise common stock was converted, at a ratio of 1.345 shares of CU Bancorp Stock for each share of 1st Enterprise common stock, into approximately 5.2 million shares of CU Bancorp common stock. In addition, CU Bancorp issued 16,400 shares of CU Bancorp Non-Cumulative Perpetual Preferred Stock, Series A (“CU Bancorp Preferred Stock”), to the U.S. Department of the Treasury (“Treasury”) as part of the Small Business Lending Fund program in exchange for 16,400 outstanding shares of 1st Enterprise Non-Cumulative Perpetual Preferred Stock, Series D. The 1st Enterprise merger added $833 million in assets to the Company.

K. Brian Horton (former President and Director of 1st Enterprise) became President and Director of the California United Bank and CU Bancorp following the merger; with David I. Rainer retaining his positions as Chairman of the Board and Chief Executive Officer of the Bank and the Company. Four former 1st Enterprise directors, David C. Holman, K. Brian Horton, Charles R. Beauregard and Jeffrey J. Leitzinger, Ph.D joined the Board of Directors of the Bank and the Company following the merger. Immediately following the transaction, the Company relocated its headquarters to the former Downtown Los Angeles, California headquarters of 1st Enterprise. Three 1st Enterprise branches located in Los Angeles, Ontario, and Irvine began operations as California United Bank effective December 1, 2014. In February 2015, the Irvine branch office was closed and converted to a loan production office, as recognition of the location of CUB’s Irvine/Newport Branch within 1.5 miles and on the same street.

Also in February 2015, the 1st Enterprise data processing system was combined with the Company’s data processing system to provide seamless service and information, as well as access to products and capabilities to all of the Company’s customers.

Strategy

Our strategic objective is to be the premier community-based commercial bank in southern California, with emphasis on the Greater Los Angeles/Orange/Ventura/San Bernardino and Riverside metropolitan and suburban business areas. The Bank’s value proposition is to provide a premier business banking experience through relationship banking, depth of expertise, resources and products. Our objective is to serve most segments of the business community and industries within our market area. We compete actively for deposits, and emphasize solicitation of core deposits, particularly noninterest-bearing deposits. In managing the top line of our business, we focus on making quality loans and gathering low-cost deposits to maximize our net interest margin and to support growth of a strong and stable loan portfolio.

We maintain a strong community bank philosophy of focusing on and understanding the individualized banking needs of the businesses, professionals, entrepreneurs and other of our core constituents. We believe this focus allows us to be more responsive to our customers’ needs and provide a high level of personal service, which differentiates us from larger competitors. As a locally managed institution with strong ties to the community, our core customers are primarily comprised of businesses and individuals who prefer to build a banking relationship with a community bank that offers and combines financial strength with high quality, competitively priced banking products and personalized services. Our ability to provide relationship business banking and our community roots have been further strengthened in 2014 through the merger with 1st Enterprise, which operated with a similar philosophy. Because of our identity and origin as a locally-owned and operated bank and our deep connection to the communities we serve, we believe that our level of personal service provides a competitive advantage over the larger in and out-of-state banks, which tend to consolidate decision-making authority outside local communities. We combine this with experienced, in-market relationship banking officers who provide the full suite of available products to customers. Most of our relationship managers live in their market areas and are active in their communities. These individuals and the Company’s marketing outreach are supplemented by the various Advisory Director Boards which are established in strategic regions of our market and which provide us with knowledge of the business environment in individual communities and access to local business leaders. We have established a Director Emeritus Board to retain the expertise and marked acumen of former members of our Board of Directors and the Boards of Premier Commercial Bank and 1st Enterprise. We are also active in charities and non-profit organizations in our market, with a philosophy which emphasizes outstanding corporate citizenship.

We generate our revenue primarily from the interest received on the various loan products and investment securities and fees from providing deposit services and making loans. In sales of the guaranteed portion of SBA loans, we typically receive gains on sale which is also non-interest income. The Bank relies on a foundation of locally generated and relationship-based deposits to fund loans. Our Bank has a relatively low cost of funds compared to peers due to a high percentage of noninterest-bearing and low cost deposits to total deposits. Other than as discussed herein with regard to reciprocal CDARS® and the ICS™ deposits, we do not currently utilize brokered deposits. Our operations, similar to other financial institutions with operations predominately focused in Southern California, are significantly influenced by economic conditions in Southern California, including the strength of the commercial real estate market, the fiscal and regulatory policies of the federal and state governments and the regulatory authorities that govern financial institutions. See “Supervision and Regulation” below.

We expect to continue to opportunistically expand and grow our business by building on our business strategy and increasing market share in our key Southern California markets. We believe the demographics and growth characteristics within the communities we serve will provide significant franchise enhancement opportunities to leverage our core competencies while acquisitive growth and hiring will enable us to take advantage of the infrastructure and scalable platform that we have assembled. The Southern California market is dominated by large regional and national financial institutions. Consolidation continues to reduce the number of community based and locally managed banks in operation. We believe this consolidation has presented opportunities for both organic growth and acquisitions and that there is a significant lack of service provided to our target market by larger banks, as well as a lack of ability to service this segment by smaller banks. Through our personal service, and experienced community-based relationship managers and, along with a broad product line, we believe we can continue to achieve internal growth and attract customers from other larger financial institutions, as well as increase business from existing customers.

Products Offered

The Bank offers a full array of competitively priced commercial and personal loan and deposit products, as well as other services delivered directly or through strategic alliances with other service providers. The products offered are aimed at both business and individual customers in our target market.

Loan Products

We offer a diversified mix of business loans encompassing the following loan products: (i) commercial and industrial loans; (ii) commercial real estate loans; (iii) construction loans; and (iv) SBA loans. We also offer home equity lines of credit “HELOCS”, to accommodate the needs of business owners and individual clients, as well as personal loans (both secured and unsecured) for that customer segment. In the event creditworthy loan customers’ borrowing needs exceed our legal lending limit, or house limit (an amount less than our legal limit which by policy is the highest amount we lend to one borrower, subject to certain exceptions which must be approved by the Chief Credit Officer and the Chief Executive Officer or the President and in limited circumstances (absence of approving officers) by the Chairman of the Board of Directors Loan Committee and the Chief Credit Officer or by the Chairman of the Board of Directors Loan Committee and the Chief Executive Officer or the President), we have the ability to sell participations in those loans to other banks. We encourage relationship banking, obtaining a substantial portion of each borrower’s banking business, including deposit accounts. Other than as set forth below, the Bank does not currently engage in consumer mortgage lending.

Commercial and Industrial Loans. These loans comprise a significant portion of our loan portfolio and are made to businesses located in the Southern California region and surrounding communities whose borrowing needs are generally $5.0 million or less. These loans are directly underwritten by us. These loans are made to finance operations, to provide working capital, or for specific purposes such as to finance the purchase of assets, equipment or inventory. Our commercial and industrial loans may be secured (other than by real estate) or unsecured. They may take the form of single payment, installment, equipment financing loans (secured by the underlying equipment) or lines of credit. These are generally based on the financial strength and integrity of the borrower and guarantor(s) and generally (with some exceptions) are collateralized by short term assets such as accounts receivable, inventory, equipment, real estate or a borrower’s other business assets. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets, or, in rare cases, to finance the purchase of businesses.

Construction, Miniperm Loans, Land Development and Other Land Loans. We originate and underwrite interim land and construction loans as well as miniperm loans, collateralized by first or junior deeds of trust on specific commercial properties which are principally in our primary market areas. Land loans are primarily for entitlements and infrastructure. We originate construction, renovation and conversion loans to businesses on commercial, residential and income producing properties, which generally have terms of less than two years. Miniperm loans finance the purchase and/or ownership of commercial properties, including owner-occupied and income producing properties. Miniperm loans are generally made with an amortization schedule ranging from 15 to 25 years with a lump sum balloon payment due in one to ten years. We do not engage in any large tract construction lending. Our construction loans are generally limited to experienced developers who are known to our management. We impose a limit on the loan to value ratio on all real estate lending. The project financed must be supported by current independent third party appraisals (which are reviewed by our appraisal department), environmental reviews where appropriate and other relevant information. We review each loan request and renewal individually.

Commercial and Residential Real Estate Loans. We originate and underwrite commercial property and multi-family loans principally within our service area. Typically, these loans are held in our loan portfolio and collateralized by the underlying property. The property financed must be supported by current independent third party appraisals at the date of origination (which are reviewed by our appraisal department) and other relevant information.

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

Home Equity Lines of Credit “HELOCS”. We offer home equity lines of credit “HELOCS”, which are revolving lines of credit collateralized by senior or junior deeds of trust on residential real properties, the applicants for which are generally our individual clientele and the principals and executives of our business customers. They generally bear a rate of interest that floats with the Bank’s base rate or the prime rate and have maturities of five to ten years.

Personal Loans. We offer personal loans. Generally, these are unsecured, but they may be secured by collateral, including deposit accounts or marketable securities. The Bank does not currently originate first trust deed home mortgage loans or home improvement loans.

Deposit Products

As a full-service commercial bank, we focus deposit generation on relationship accounts, encompassing non-interest bearing demand, interest bearing demand, and money market. In order to facilitate generation of non-interest bearing demand deposits, we require, depending on the circumstances and the type of relationship, our borrowers to maintain deposit balances with us as a typical condition of granting loans. We also offer certificates of deposit and savings accounts. We service our attorney clients by offering Interest on Lawyers’ Trust Accounts, “IOLTA” in accordance with the requirements of the California State Bar. We market deposits by offering the convenience of third party “couriers” or, in appropriate cases armored vehicles, which contract with our customers, as well as a “remote deposit capture” product that allows deposits to be made via computer at the customer’s business location. We also offer customers “e-statements” that allows customers to receive statements electronically, which is more convenient and secure, in addition to reducing paper and being environmentally-friendly.

For customers requiring full FDIC insurance on certificates of deposit in excess of $250,000, we offer the CDARS® program, which allows the Bank to place the certificates of deposit with other participating banks to maximize the customers’ FDIC insurance. We receive a like amount of deposits from other participating financial institutions. In addition, we offer on a limited basis the ICS™ program, an insured deposit “sweep” program for demand deposits which is a product offered by Promontory Interfinancial Network, LLC, which is also the provider of the CDARS® program. Similarly to the CD’s discussed above, the Bank receives a like amount of deposits from other financial institutions and all customer deposits are insured by the FDIC. These “reciprocal” CDARS® and ICS deposits are classified as “brokered” deposits in regulatory reports and are currently the only brokered deposits utilized by the Bank; the Bank considers these deposits to be “core” in nature.

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

Through a third party arrangement with a registered representative of National Planning Corporation, member FINRA/SIPC we offer customers, upon request, the ability to purchase mutual funds, securities, annuities and insurance. The Bank considers this an ancillary product to its commercial banking activities.

Electronic Banking

While personalized, service-oriented banking is the cornerstone of our business plan, we use technology and the Internet as a secondary means for servicing customers, to compete with larger banks and to provide a convenient platform for customers to review and transact business. We offer sophisticated electronic or “internet banking” opportunities that permit commercial customers to conduct much of their banking business remotely from their home or business. However, our customers will always have the opportunity to personally discuss specific banking needs with knowledgeable bank officers and staff who are directly accessible in the branches and offices as well as by telephone and email.

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

Additionally, we offer Positive Pay, an antifraud service that allows businesses to review all issued checks daily and provides them with the ability to pay or reject any item. ACH Positive Pay is also offered to allow customers to review ACH transactions on a daily basis.

Commencing in late 2013, we began to offer our internet banking customers an additional third party product designed to assist in mitigating fraud risk to both the customer and the Bank in internet banking and other internet activities conducted by the customer, at no cost to the customer.

The Bank has its own “home page” address on the World Wide Web as an additional means of expanding our market and providing banking services through the Internet. Members of the public can also communicate with us through the website. Our website address is: www.californiaunitedbank.com or www.cunb.com.

Other Services

In addition to providing a full complement of lending and deposit products and related services, we provide our customers with many additional services, either directly or through other providers, including, but not limited to, commercial and stand-by letters of credit, domestic and international wire transfers, on site Automated Teller Machines (“ATM’s”) and Visa® Debit Cards and ATM cards. We also provide bank-by-mail services, courier services, armored transport, lock box, cash vault, cash management services, telephone banking, night depositories, credit cards and international services. We reimburse our customers for charges for utilization of other banks’ ATM’s up to a maximum of $20 per month.

Competition

The banking business in California, and in our market area, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major financial institutions with many offices operating over a wide geographic area, including institutions based outside of California. The increasingly competitive environment faced by banks is a result primarily of changes in laws and regulations, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. We also compete for loans and deposits with other commercial banks, as well as with finance companies, credit unions, securities and brokerage companies, money market funds and other non-financial institutions. Larger financial institutions offer certain services (such as trust services or wealth management) that we do not offer directly (but some of which we offer indirectly through correspondent institutions or other relationships). These institutions also have the ability to finance extensive advertising campaigns, and have the ability to allocate investment assets to regions of highest yield and demand. By virtue of their greater total capitalization, such institutions also have substantially higher lending limits1 than we have. Customers may also move deposits into the equity and bond markets which also compete with us as an investment alternative.

Our ability to compete is based primarily on the basis of relationship, customer service and responsiveness to customer needs. Our “preferred lender” status with the Small Business Administration allows us to approve SBA loans faster than many of our competitors. We distinguish ourselves with the availability and accessibility of our senior management to customers and prospects. In addition, our knowledge of our markets and industries assists us in locating, recruiting and retaining customers. Our ability to compete also depends on our ability to continue to attract and retain our senior management and experienced relationship managers. Further, our ability to compete depends in part on our ability to continue to develop and market new products and services, to provide state-of-the-art features in our internet banking and to differentiate our products and services.

In order to compete with the major financial institutions in our primary service area, we use, to the fullest extent possible, the familiarity of our directors, relationship managers, officers and advisors within our market, its residents, businesses and the flexibility that our independent status will permit. This includes an emphasis on specialized services, local promotional activity, and personal contacts. We also work with the local Chambers of Commerce and professionals such as CPA’s and attorneys to invite local businesses to meet our relationship managers, management and directors. In addition, our directors and shareholders refer customers, as well as bring their own business to the Bank. We also have an active calling program whereby we contact targeted business prospects and solicit both deposit and loan business.

Employees

As of December 31, 2014, we had 250 full-time employees. Our employees are not represented by any union or other collective bargaining agreement.

Financial and Statistical Disclosure

Certain of our statistical information are presented within “Item 6. Selected Financial Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Qualitative and Quantitative Disclosure About Market Risk.” This information should be read in conjunction with the consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

[1]	Legal lending limits to each customer are limited to a percentage of a bank’s shareholders’ equity, allowance for loan losses, and capital notes and debentures; the exact percentage depends upon the nature of the loan transaction.

Executive Officers of the Registrant

The names, ages as of December 31, 2014, recent business experience and positions or offices held by each of the executive officers of the Company are as follows:

Name and Position Held	Age	Recent Business Experience
David I. Rainer, Chief Executive Officer and Chairman of the Board	57	Chief Executive Officer and Director of California United Bank since inception in 2005 and of CU Bancorp from inception in 2012. He became Chairman of the Board in June 2009. Mr. Rainer is a member of the Board of Directors of the Federal Reserve Bank of San Francisco, Los Angeles Branch.

K. Brian Horton, President and Director	54	President and Director of CU Bancorp and California United Bank since December 1, 2014. Prior to joining the Company, Mr. Horton was a Director and President of 1st Enterprise Bank (which was acquired by the Company on November 30, 2014). He was a co-founder of 1st Enterprise.

Anne A. Williams, Executive Vice President, Chief Operating Officer, Chief Credit Officer and Director of California United Bank	57	Executive Vice President and Chief Credit Officer of California United Bank since 2005 and of CU Bancorp since 2012. Chief Operating Officer of California United Bank since 2008. Director of California United Bank since January 2009.

Karen A. Schoenbaum, Executive Vice President and Chief Financial Officer	52	Executive Vice President and Chief Financial Officer of California United Bank since October 2009. Executive Vice President and Chief Financial Officer of CU Bancorp since 2012. Prior to joining the Bank, Ms. Schoenbaum served as Executive Vice President and Interim Chief Financial Officer of Premier Business Bank in Los Angeles.

Anita Y. Wolman, Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary	63	Executive Vice President & General Counsel of California United Bank since January 2009 and of CU Bancorp since 2012. In November 2013 she was appointed Chief Administrative Officer. She previously was Senior Vice President Legal/Compliance beginning in 2005.

Supervision and Regulation

General

CU Bancorp and the Bank are subject to significant regulation and restrictions by federal and state laws and regulatory agencies. This regulation is intended primarily for the protection of depositors and the deposit insurance fund, and secondarily for the stability of the U.S. banking system. It is not intended for the benefit of shareholders of financial institutions. The following discussion of statutes and regulations is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is also qualified in its entirety by reference to the full text and to the implementation and enforcement of the statutes and regulations referred to in this discussion.

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

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Federal Reserve implements national monetary policies through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The monetary policies of the Federal Reserve in these areas influence the growth of loans, investments, and deposits and also affect interest earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact of any future changes in monetary and fiscal policies on us cannot be predicted.

Initiatives may be proposed or introduced before Congress, the California Legislature, and other government bodies in the future that may further alter the structure, regulation, and competitive relationship among financial institutions and may subject us to increased supervision and disclosure, compliance costs and reporting requirements. In addition, the various bank regulatory agencies often adopt new rules and regulations and policies to implement and enforce existing legislation.

It cannot be predicted whether, or in what form, any such legislation or regulatory changes in policy may be enacted or the extent to which the business of the Bank would be affected thereby. In addition, the outcome of examinations, any litigation, or any investigations initiated by state or federal authorities may result in necessary changes in our operations and increased compliance costs.

Legislation and Regulatory Developments

Dodd Frank Wall Street Reform and Consumer Protection Act

The implementation and impact of legislation and regulations enacted since 2008 in response to the U.S. economic downturn and financial industry instability continued in 2014 as a modest recovery was experienced by many institutions in the banking sector. Certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) are now effective and have been fully implemented, including the revisions in the deposit insurance assessment base for Federal Deposit Insurance Corporation (“FDIC”) insurance and the permanent increase in deposit insurance coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of barriers to interstate branching and required disclosure and shareholder advisory votes on executive compensation. Implementation in 2014 of additional Dodd-Frank regulatory provisions included aspects of (i) the final new capital rules, and (ii) the so called “Volcker Rule” restrictions on certain proprietary trading and investment activities. The numerous rules and regulations promulgated pursuant to Dodd-Frank are likely to significantly impact our operations and compliance costs.

In the exercise of their supervisory and examination authority, the regulatory agencies have emphasized corporate governance, stress testing, enterprise risk management and other board responsibilities; anti-money laundering compliance and enhanced high risk customer due diligence; vendor management; cyber security and fair lending and other consumer compliance obligations.

Capital Adequacy Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. New capital rules described below were effective on January 1, 2014, and are being phased in over various periods. The basic capital rule changes were fully effective on January 1, 2015, but many elements are being phased in over multiple years. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations (See “Prompt Corrective Action Provisions” below), involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. At December 31, 2014, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for being considered “well capitalized” institutions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.”

The current risk-based capital guidelines for bank holding companies and banks require capital ratios that vary based on the perceived degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. To the extent that the new rules are not fully phased in, the prior capital rules continue to apply.

Under the risk-based capital guidelines in place prior to the effectiveness of the new capital rules, there were three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively. Under the capital rules that applied in 2014, there was no Tier 1 leverage requirement for a holding company to be deemed well-capitalized.

The following table sets forth the regulatory capital guidelines and the actual capitalization levels for the Company and the Bank as of December 31, 2014:

	Adequately Capitalized	Well- Capitalized	CU Bancorp	California United Bank
	(greater than or equal to)
Total Risk-Based Capital Ratio	8.0%	10.0%	11.6%	11.2%
Tier 1 Risk-Based Capital Ratio	4.0%	6.0%	11.0%	10.6%
Tier 1 Leverage Capital Ratio	4.0%	5.0%	12.9%	12.4%

Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. Federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant and have required many banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed well capitalized and may therefore be subject to restrictions on taking brokered deposits. As of December 31, 2014, both the Bank’s and the Company’s leverage capital ratios exceeded regulatory minimums.

New Financial Institution Capital Rules and Minimum Capital Ratios

In July 2013, the federal bank regulatory agencies adopted final regulations which revised their risk-based and leverage capital requirements for banking organizations to meet requirements of Dodd-Frank and to implement international agreements reached by the Basel Committee on Banking Supervision intended to improve both the quality and quantity of banking organizations’ capital (“Basel III”). Dodd-Frank requires the Federal Reserve to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased-in basis to all banking organizations, including the Company and the Bank. Our capital ratios may affect our ability to pay dividends. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends” and Note 22, Regulatory Matters, of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

The following are among the new requirements that are phased-in beginning January 1, 2015 under the new capital rules:

•	an increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets;

•	a new category and a required 4.50% of risk-weighted assets ratio is established for “common equity Tier 1” as a subset of Tier 1 capital limited to common equity;

•	a minimum non-risk-based leverage ratio is set at 4.00% with no 3.00% exception for higher rated banks;

•

changes in the permitted composition of Tier 1 capital to exclude trust preferred securities (however, trust preferred securities issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets, such as CU Bancorp, will continue to be included in Tier 1 capital, subject to a limit of 25% of Tier 1 capital elements; see further discussion below), mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities;

•

the risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures;

•	an additional “countercyclical capital buffer” is required for larger and more complex institutions; and

•

a new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Including the capital conservation buffer of 2.5%, the new final capital rule would result in the following minimum ratios: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. While the new final capital rule sets higher regulatory capital standards for the Company and the Bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of the new capital rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends or executive bonuses and require the raising of additional capital.

While the Company is currently evaluating the final rules and their expected impact on the Company, based upon a preliminary assessment, we believe the Company’s and Bank’s current capital levels at December 31, 2014 would equal or exceed these minimum capital requirements, including the capital conservation buffer, if they were in effect on that date.

Under Dodd Frank, trust preferred securities and cumulative perpetual preferred stock will be excluded from Tier 1 capital, unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. CU Bancorp assumed approximately $12.4 million of junior subordinated debt securities issued to various business trust subsidiaries of Premier Commercial Bancorp and funded through the issuance of approximately $12.0 million of floating rate capital trust preferred securities. These junior subordinated debt securities were issued prior to May 19, 2010. Because CU Bancorp has less than $15 billion in assets, the trust preferred securities that CU Bancorp assumed from Premier Commercial Bancorp will continue to be included in Tier 1 capital, subject to a limit of 25% of Tier 1 capital elements.

The 16,400 shares of 1st Enterprise Non-Cumulative Perpetual Preferred Stock, Series D that were converted into the right to receive 16,400 shares of the Company’s Non-Cumulative Perpetual Preferred Stock, Series A in the merger of 1st Enterprise Bank with and into the Bank will continue to constitute Tier 1 capital, because non-cumulative perpetual preferred stock remained classified as Tier 1 capital following the enactment of Dodd Frank.

Final Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the Federal Reserve. The Company and the Bank held no investment positions at December 31, 2014 which were subject to the final rule. Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

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

Our securities are listed on the NASDAQ Capital Market and trade under the symbol “CUNB”. As a company listed on the NASDAQ Capital Market, CU Bancorp is subject to NASDAQ standards for listed companies. CU Bancorp is also subject to the Sarbanes-Oxley Act of 2002, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other issues, requirements for executive certification of financial presentations, corporate governance requirements for board audit and compensation committees and their members, as well as disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow shareholders and investors to more easily and efficiently monitor the performance of companies and their directors.

Corporate Governance and the JOBS Act

Pursuant to the Sarbanes-Oxley Act, publicly-held companies such as the Company have significant requirements, particularly in the area of external audits, financial reporting and disclosure, conflicts of interest, and corporate governance. The Dodd-Frank Act has added new corporate governance and executive compensation requirements, including mandated resolutions for public company proxy statements such as an advisory vote on executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes) and new stock exchange listing standards.

However, CU Bancorp is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 ( the “JOBS Act”) and as a result, CU Bancorp is not yet subject to all of these regulations. CU Bancorp also will not be subject to certain requirements of Section 404 of the Sarbanes-Oxley Act, including the additional level of review of its internal control over financial reporting as may occur when outside auditors attest as to its internal control over financial reporting. The Bank is subject to an additional level of review of its internal controls over financial reporting under FDICIA.

Further, an emerging growth company may elect to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. At inception, CU Bancorp elected to take advantage of the benefits of this extended transition period to comply with new or amended accounting pronouncements in the same manner as a private company, although prior to 2013 there were no such accounting pronouncements. During 2013, however, the Company “opted-in” to compliance with new or amended accounting pronouncements in the same fashion as other public companies. As a result, for the year ended December 31, 2014, the Company’s financial statements are comparable to companies which complied with such new or revised accounting standards when originally effective.

CU Bancorp may remain an emerging growth company until the earlier of: (i) the last day of the fiscal year in which it has total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement under the Securities Act of 1933, which is fiscal year 2017; (iii) the date on which CU Bancorp has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which CU Bancorp is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

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

Quarterly dividends are paid to the U.S. Department of the Treasury pursuant to the terms of the CU Bancorp Preferred Stock. The payment of preferred dividends does not require approval from the Federal Reserve and other regulatory agencies.

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

The Bank is a legal entity that is separate and distinct from its holding company. The Company is dependent on the performance of the Bank for funds which may be received as dividends from the Bank for use in the operation of the Company and the ability of the Company to pay dividends to shareholders. Subject to the regulatory restrictions which currently further restrict the ability of the Bank to declare and pay dividends, future cash dividends by the Bank will depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. When effective, the new minimum capital rule may restrict dividends by the Bank, if the additional capital conservation buffer is not achieved.

The powers of the board of directors of the Bank to declare a cash dividend to the Company is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the California

Department of Business Oversight (“DBO”) in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year.

Bank Holding Company Regulation

As a bank holding company, CU Bancorp is registered with and subject to regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or the BHCA. CU Bancorp is also a bank holding company within the meaning of Section 1280 of the California Financial Code and is subject to examination by, and may be required to file reports with, the DBO.

Federal Reserve policy historically has required bank holding companies to act as a source of financial strength to their bank subsidiaries and to commit capital and financial resources to support those subsidiaries in circumstances where it might not otherwise do so. Dodd-Frank codified this policy as a statutory requirement. Under this requirement, CU Bancorp is expected to commit resources to support the Bank, including at times when we may not be in a financial position to do so. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to such a commonly controlled institution.

Under the BHCA, we are subject to periodic examination by the Federal Reserve. We are also required to file with the Federal Reserve periodic reports of our operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require. We are also subject to examination by the DBO and are required to file reports with the DBO.

Pursuant to the BHCA, we are required to obtain the prior approval of the Federal Reserve before we acquire all or substantially all of the assets of any bank or ownership or control of voting shares of any bank if, after giving effect to such acquisition, we would own or control, directly or indirectly, more than 5 percent of such bank. In connection with such transactions, the Federal Reserve is required to consider certain competitive, management, financial, anti-money laundering compliance and other impacts.

Under the BHCA, we may not engage in any business other than managing or controlling banks or furnishing services to our subsidiaries that the Federal Reserve deems to be so closely related to banking as “to be a proper incident thereto.” We are also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company unless the company is engaged in banking activities or the Federal Reserve determines that the activity is so closely related to banking as to be a proper incident to banking. The Federal Reserve’s approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices.

The BHCA and regulations of the Federal Reserve also impose certain constraints on the redemption or purchase by a bank holding company of its own shares of stock.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Pursuant to the Gramm-Leach-Bliley Act (“GLB Act”) and Dodd-Frank, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of a bank holding company must be well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the Community Redevelopment Act (“CRA”), which requires banks to help meet the credit needs of the communities in which they operate. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. CU Bancorp has not elected financial holding company status and has not engaged in any activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature.

Banking subsidiaries of bank holding companies are also subject to certain restrictions imposed by federal and state law in dealing with their holding companies and other affiliates, specifically under Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W (and similar state statutes). Subject to certain exceptions set forth in the Federal Reserve Act, a bank can make a loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, accept securities of an affiliate as collateral for a loan or extension of credit to any person or company, issue a guarantee or accept letters of credit on behalf of an affiliate only if the aggregate amount of the above transactions of such subsidiary does not exceed 10 percent of such subsidiary’s capital stock and surplus on an individual basis or 20 percent of such subsidiary’s capital stock and surplus on an aggregate basis. Such transactions must be on terms and conditions that are consistent with safe and sound banking practices and on terms no less favorable than those available from unaffiliated persons. A bank holding company banking subsidiary may not purchase a “low-quality asset,” as that term is defined in the Federal Reserve Act, from an affiliate. Such restrictions also prevent a holding company and its other affiliates from borrowing from a banking subsidiary of the holding company unless the loans are secured by collateral. Dodd-Frank significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization.

Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.

The Federal Reserve has cease and desist powers over parent bank holding companies and non-banking subsidiaries where the action of a parent bank holding company or its non-financial institutions represent an unsafe or unsound practice or violation of law. The Federal Reserve has the authority to regulate debt obligations, other than commercial paper, issued by bank holding companies by imposing interest ceilings and reserve requirements on such debt obligations.

In addition to these explicit limitations, the federal regulatory agencies have general authority to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

Subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 or as we will refer to as the Exchange Act, or no other person will own a greater percentage of that class of voting securities immediately after the acquisition. Our common stock is registered under Section 12 of the Exchange Act. Under California law, a person or entity proposing to directly or indirectly acquire control of a California bank must also obtain permission from the DBO. California statutes define “control” as either (i) indirectly or directly owning, controlling or having power to vote 25% or more of the voting securities of a bank; or (ii) to direct or cause the direction of the management and policies of a person, whether through the ownership of voting securities, by contract (other than a commercial contract for goods or non-management services), or otherwise; provided, however, that no individual shall be deemed to control a person solely on account of being a director, officer, or employee of such person. For purposes of paragraph (ii), a person who, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the then outstanding voting securities issued by another person is presumed to control such other person.

The Federal Reserve maintains a policy statement on minority equity investments in banks and bank holding companies, that generally permits investors to (i) acquire up to 33% of the total equity of a target bank or bank holding company, subject to certain conditions, including (but not limited to) that the investing firm does not acquire 15% or more of any class of voting securities, and (ii) designate at least one director, without triggering the various regulatory requirements associated with control. As a bank holding company, we are required to obtain prior approval from the Federal Reserve before (i) acquiring all or substantially all of the assets of a bank or bank holding company, (ii) acquiring direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless we own a majority of such bank’s voting shares), or (iii) merging or consolidating with any other bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the CRA. In its most recent examination of its CRA activities the Bank received an “Outstanding” rating.

Stock Redemptions and Repurchases

It is an essential principle of safety and soundness that a banking organization’s redemption and repurchases of regulatory capital instruments, including common stock, from investors be consistent with the organization’s current and prospective capital needs. In assessing such needs, the board of directors and management of a bank holding company should consider the Dividend Factors discussed previously under “Dividends”. The risk-based capital rule directs bank holding companies to consult with the Federal Reserve before redeeming any equity or other capital instrument included in Tier 1 or Tier 2 capital prior to stated maturity, if such redemption could have a material effect on the level or composition of the organization’s capital base. Bank holding companies experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the appropriate Federal Reserve supervisory staff before redeeming or repurchasing common stock or other regulatory capital instruments for cash or other valuable consideration. Similarly, any bank holding company considering expansion, either through acquisitions or through new activities, also generally must consult with the appropriate Federal Reserve supervisory staff before redeeming or repurchasing common stock or other regulatory capital instruments for cash or other valuable consideration. In evaluating the appropriateness of a bank holding company’s proposed redemption or repurchase of capital instruments, the Federal Reserve will consider the potential losses that the holding company may suffer from the prospective need to increase reserves and write down assets from continued asset deterioration and the holding company’s ability to raise additional common stock and other Tier 1 capital to replace capital instruments that are redeemed or repurchased. A bank holding company must inform the Federal Reserve of a redemption or repurchase of common stock or perpetual preferred stock for cash or other value resulting in a net reduction of the bank holding company’s outstanding amount of common stock or perpetual preferred stock below the amount of such capital instrument outstanding at the beginning of the quarter in which the redemption or repurchase occurs. In addition, a bank holding company must advise the Federal Reserve sufficiently in advance of such redemptions and repurchases to provide reasonable opportunity for supervisory review and possible objection should the Federal Reserve determine a transaction raises safety and soundness concerns.

Regulation Y requires that a bank holding company that is not well capitalized or well managed, or that is subject to any unresolved supervisory issues, provide prior notice to the Federal Reserve for any repurchase or redemption of its equity securities for cash or other value that would reduce by 10% or more the holding company’s consolidated net worth aggregated over the preceding 12-month period.

Annual Reporting; Examinations

The holding company is required to file an annual report with the Federal Reserve, and such additional information as the Federal Reserve may require. The Federal Reserve may examine a bank holding company and any of its subsidiaries, and charge the company for the cost of such an examination.

Imposition of Liability for Undercapitalized Subsidiaries

FDICIA requires bank regulators to take “prompt corrective action” to resolve problems associated with insured depository institutions. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company “having control of” the undercapitalized institution “guarantees” the subsidiary’s compliance with the capital restoration plan until it becomes “adequately capitalized.” For purposes of this statute, the holding company has control of the Bank. Under FDICIA, the aggregate liability of all companies controlling a particular institution is limited to the lesser of five percent of the depository institution’s total assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with applicable capital standards. FDICIA grants greater powers to bank regulators in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed distributions, or might be required to consent to a merger or to divest the troubled institution or other affiliates.

State Law Restrictions

As a California corporation, the holding company is subject to certain limitations and restrictions under applicable California corporate law. For example, state law restrictions in California include limitations and restrictions relating to indemnification of directors, distributions and dividends to shareholders (discussed above), transactions involving directors, officers or interested shareholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.

Bank Regulation

The Bank, as a California state-chartered bank, is subject to primary supervision and examination by the DBO, as well as the FDIC. Under the Federal Deposit Insurance Act (“FDI Act”) and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or subsidiaries of bank holding companies. Further, pursuant to amendments enacted by the GLB Act, California banks may conduct certain “financial” activities in a subsidiary to the same extent as may a national bank, provided the bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA, which requires banks to help meet the credit needs of the communities in which they operate. The Bank currently has no financial subsidiaries.

Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, the nature and amount of and collateral for certain loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions.

California banks are also subject to various federal statutes and regulations including Federal Reserve Regulation O, Federal Reserve Act Sections 23A and 23B and Regulation W and similar state statutes, which restrict or limit loans or extensions of credit to “insiders”, including officers, directors and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties. Dodd-Frank expanded definitions and restrictions on transactions with affiliates and insiders under Section 23A and 23B and also lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2014, the Bank was in compliance with the FHLB’s stock ownership requirement and our investment in FHLB capital stock totaled $8 million.

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

The prompt corrective action standards were changed when the new capital rule ratios become effective as discussed under “Legislative and Regulatory Developments.”

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

Loans to One Borrower

With certain limited exceptions, the maximum amount that a California bank may lend to any borrower at any one time (including the obligations to the bank of certain related entities of the borrower) may not exceed 25 percent (and unsecured loans may not exceed 15 percent) of the bank’s shareholders’ equity, allowance for loan loss, and any capital notes and debentures of the bank. The Bank by policy has lower “house limits” that it generally will not exceed without the approval of the Chief Credit Officer and the Chief Executive Officer or the President and in limited circumstances (absence of approving officers) by the Chairman of the Board of Directors Loan Committee and the Chief Credit Officer or by the Chairman of the Board of Directors Loan Committee and the CEO or the President.

Extensions of Credit to Insiders and Transactions with Affiliates

The Federal Reserve Act and Federal Reserve Regulation O place limitations and conditions on loans or extensions of credit to:

•

a bank or bank holding company’s executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10 percent of any class of voting securities);

•	any company controlled by any such executive officer, director or shareholder; or

•	any political or campaign committee controlled by such executive officer, director or principal shareholder.

Such loans and leases:

•	must comply with loan-to-one-borrower limits;

•	require prior full board approval when aggregate extensions of credit to the person exceed specified amounts;

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

On February 7, 2011, the FDIC approved a final rule, as mandated by Dodd-Frank, changing the deposit insurance assessment system from one that is based on total domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the final rule creates a scorecard-based assessment system for larger banks (those with more than $10 billion in assets) and suspends dividend payments if the DIF reserve ratio exceeds 1.5 percent, but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. Larger insured depository institutions will likely pay higher assessments to the DIF than under the old system. Additionally, the final rule includes an adjustment for depository institution debt whereby an institution would pay an additional premium equal to 50 basis points on every dollar of long-term, unsecured debt held as an asset that was issued by another insured depository institution to the extent that all such debt exceeds 3 percent of the other insured depository institution’s Tier 1 capital. The new rule became effective for the quarter beginning April 1, 2011. In 2014 our FDIC insurance assessment was $844,000.

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

Under the Sarbanes-Oxley Act, Management is required to assess the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2014. These assessments are included in Part II — Item 9A — “Controls and Procedures.”

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

Community Reinvestment Act

Under the CRA, the Bank has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities and to take that record into account in its evaluation of certain applications by such institution, such as applications for charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions or engage in certain activities pursuant to the GLB Act. An unsatisfactory rating may be the basis for denying the application. Based on its most recent examination report in 2013, the Bank received an overall CRA rating of “Outstanding”, the highest rating possible.

Consumer Compliance and Fair Lending Laws

The Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the USA PATRIOT Act of 2001, the Bank Secrecy Act, the Foreign Account Tax Compliance Act (effective 2013), the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which constitutes part of Dodd-Frank and is discussed in further detail below. The enforcement of Fair Lending laws has been an increasing area of focus for regulators. Fair Lending laws related to extensions of credit are included in The Equal Credit Opportunity Act and the Fair Housing Act, which prohibit discrimination in residential real estate and credit transactions based on race, color, national origin, sex, marital status, familial status, religion, age, physical ability, the fact that all or part of the applicant’s income derives from a public assistance program or the fact that the applicant has exercised any right under the Consumer Credit Protection Act. Under the Fair Lending laws, lenders can also be liable for policies which have a disparate impact on, or result in disparate treatment of, a protected class of applicants or borrowers. Lenders are required to have a Fair Lending program that is of sufficient scope to monitor the inherent Fair Lending risk of the institution and that appropriately remediates any issues which are identified. Generally, regulatory agencies are required to refer fair lending violations to the Department of Justice for investigation.

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

Dodd-Frank provided for the creation of the Consumer Finance Protection Bureau (“CFPB”) as an independent entity within the Federal Reserve with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The bureau’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions and banks with $10 billion or more in assets are subject to examination by the CFPB. Banks with less than $10 billion in assets, including the Bank, will continue to be examined for compliance by their primary federal banking agency.

In 2014, the CFPB adopted revisions to Regulation Z, which implement the Truth in Lending Act, pursuant to the Dodd-Frank Act, and apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans). The revisions mandate specific underwriting criteria for home loans in order for creditors to make a reasonable, good faith determination of a consumer’s ability to repay and establish certain protections from liability under this requirement for “qualified mortgages” meeting certain standards. In particular, it will prevent banks from making “no doc” and “low doc” home loans, as the rules require that banks determine a consumer’s ability to pay based in part on verified and documented information. Because we do not originate “no doc” or “low doc” loans, we do not believe this regulation will have a significant impact on our operations. As the Bank does not currently originate residential mortgages, it is not expected that the new CFPB rules with regard to residential mortgage lending will have a substantial impact on the Bank or its operations.

Customer Information Security

The Federal Reserve and other bank regulatory agencies have adopted final guidelines for safeguarding confidential, personal customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. We have adopted a customer information security program to comply with such requirements.

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

Available Information

We maintain an Internet website for CU Bancorp at www.cubancorp.com and a website for CUB at www.californiaunitedbank.com. At www.cubancorp.com and via the “Investor Relations” link at the Bank’s website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of the Company’s filings on the SEC site. These documents may also be obtained in print upon request by our shareholders to our Investor Relations Department.

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

Our Investor Relations Department can be contacted at CU Bancorp, 818 W. 7th Street, Suite 220, Los Angeles, CA, 90017, Attention: Investor Relations, telephone (818) 257-7700, or via e-mail to Kschoenbaum@cunb.com.

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

Further Disruptions in the Real Estate Market Could Materially and Adversely Affect Our Business

In conjunction with the financial crisis beginning in 2008, the real estate market experienced a slow-down due to negative economic trends and credit market disruption. While recovery in Southern California real estate appears to be holding, the long-term impact cannot be quantified. At December 31, 2014, 51% and 4% of our total gross loans were comprised of commercial real estate and real estate construction loans, respectively. Of the commercial real estate loans, 41% was owner-occupied. Any further downturn in the real estate market could materially and adversely affect our business because a significant portion of our loans are secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on loans. Substantially all of our real property collateral is located in Southern California. If there is an additional decline in real estate values, especially in Southern California, the collateral for our loans would provide less security. Real estate values could be affected by, among other things, a worsening of economic conditions, an increase in foreclosures, a decline in home sale volumes, an increase in interest rates, continued high levels of unemployment, drought, earthquakes, brush fires and other natural disasters particular to California.

Additional Requirements Imposed by the Dodd-Frank Act and Related Regulation Could Adversely Affect Us

Recent government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements. The Dodd-Frank Act provides for sweeping regulatory changes, including the following:

•

the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment;

•	the requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;

•	enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks;

•	additional corporate governance and executive compensation requirements; enhanced financial institution safety and soundness regulations,

•	revisions in FDIC insurance assessment fees and a permanent increase in FDIC deposit insurance coverage to $250,000;

•	authorization for financial institutions to pay interest on business checking accounts; and

•

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

Current and future legal and regulatory requirements, restrictions, and regulations, including those imposed under Dodd-Frank, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations. We may also be required to invest significant management attention and resources to evaluate and make changes required by the legislation and related regulations and may make it more difficult for us to attract and retain qualified executive officers and employees.

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

Bank Clients Could Move Their Money to Alternative Investments Causing Us to Lose a Lower Cost Source of Funding

Demand deposits can decrease when clients perceive alternative investments, as providing a better risk/return tradeoff. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts offered by other out-of-area financial institutions or non-bank service providers. Additionally, if the economy continues to trend upward, customers may withdraw deposits to utilize them to fund business expansion or equity investment. Moreover, should interest rates rise this may impact the Bank’s ability to maintain its current percentage of non-interest bearing deposits. When clients move money out of bank demand deposits, particularly non-interest bearing deposits, we lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income.

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

During the third quarter of 2014, the Federal Reserve announced that it will phase out its long-running bond-buying asset purchase program known as quantitative easing. According to the Federal Reserve, it is hoping that by holding its bond balance, it will help maintain accommodative financial conditions in the economy without needing to continue with new purchases. The Federal Reserve also said that it will continue to try to stimulate the economy by keeping interest rates low for a “considerable time” as it credits its asset purchase program with “substantial improvement in the outlook for the labor market since the inception of its currency asset purchase program” and “continues to see sufficient underlying strength in the broader economy.” Accordingly, the Federal Open Market Committee reinforced its expected timeline of increasing interest rates in the middle of 2015; however, if the job market improves more quickly than expected or inflation rises, rate hikes could come sooner, and the Committee could wait longer if the job market or inflation slows. A persistent low interest rate environment likely will adversely affect the interest income we earn on loans and investments.

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

The Fiscal and Monetary Policies Of the Federal Government and Its Agencies Could Have a Material Adverse Effect On Our Earnings.

The Federal Reserve regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin. They can also materially decrease the value of financial assets we hold. Federal Reserve policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans, or could adversely create asset bubbles which result from prolonged periods of accommodative policy, and which in turn result in volatile markets and rapidly declining collateral values. Changes in Federal Reserve policies are beyond our control and difficult to predict.

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

The Financial Condition of Other Financial Institutions Could Adversely Affect Us

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

On December 20, 2012, the FASB issued for public comment a Proposed ASU, Financial Instruments-Credit Losses (Subtopic 825-15) (the Credit Loss Proposal or “CECL), that would substantially change the accounting for credit losses under U.S. GAAP. Under U.S. GAAP’s current standards, credit losses are not reflected in the financial statements until it is probable that the credit loss has been incurred. Under the Credit Loss Proposal, an entity would reflect in its financial statements its current estimate of credit losses on financial assets over the expected life of each financial asset. On March 12, 2014, the FASB modified its plan, deciding that the model would apply only to instruments measured at amortized cost, as opposed to all financial products; distinguishing between debt securities and loans. The Credit Loss Proposal, if adopted as proposed, may have a negative impact on our reported earnings, capital, regulatory capital ratios, as well as on regulatory limits which are based on capital (e.g., loans to one borrower) since it would accelerate the recognition of estimated credit losses.

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

California’s Current Drought may Impact the Economy

At December 31, 2014, California continued to experience a severe drought in all areas of the state. According to a recent 2014 report and economic analysis conducted by the University of California at Davis Center for Watershed Science, California’s drought will cost California agriculture $1.5 billion, which amounts to a net revenue loss of about 3% of California’s total agricultural value. The report predicts total statewide economic cost of the 2014 drought to be $2.2 billion and the loss of 17,000 jobs. The drought is likely to continue through 2015, regardless of El Niño conditions. While we do not have a portfolio of agricultural loans which would be most impacted by the drought, it is possible that the overall economy of California may be negatively impacted by the impact of this drought and lack of water or cost, for various businesses and applications which could have a negative impact on the Company’s results, loan quality and collateral.

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

As discussed previously, in July 2013 U.S. federal bank regulators jointly adopted final regulations which revised their risk-based and leverage capital requirements for banking organizations including banks and bank holding companies, as required by the Dodd-Frank Act. Some of these requirements began to be phased-in on January 1, 2015 and are applicable to the Company and the Bank. Certain of the rules are applicable only to large, internationally active banks and will not directly impact the Company. These rules may result in increased regulatory capital requirements (and the associated compliance costs) for the Company and the Bank which could have a material adverse effect on our business, liquidity, financial condition and results of operations.

Limits on Our Ability to Lend

The Bank’s legal lending limit as of December 31, 2014 was approximately $55 million for secured loans and $33 million for unsecured loans. While we believe we can accommodate the needs of substantially all of our target market, we compete with many financial institutions with larger lending limits.

BUSINESS STRATEGY RISK

We Compete Against Larger Banks and Other Institutions

We face substantial competition for deposits and loans in our market place. Competition for deposits primarily come from other commercial banks, savings institutions, thrift and loan associations, money market and mutual funds and other investment alternatives. Competition for loans come from other commercial banks, savings institutions, mortgage banking firms, thrift and loan associations and other financial intermediaries. Our larger competitors, by virtue of their larger capital resources, have substantially greater lending limits than we have. They also provide certain services for their customers, including trust and international banking, which we only are able to offer indirectly through our correspondent relationships. In addition, they have greater resources and are able to offer longer maturities and on occasion, lower rates on fixed rate loans.

There are Risks Related to Acquisitions

We have engaged in expansion through acquisitions and may consider acquisitions in the future. In November 2014, we completed a merger of 1st Enterprise into the Bank and in July 2012, we completed a merger with Premier Commercial Bancorp and its subsidiary Premier Commercial Bank, N.A. In December 2010, we

acquired California Oaks State Bank. We cannot predict the frequency, size or timing of any future acquisitions, and we typically do not comment publicly on a possible acquisition until we have signed a definitive agreement. There can be no assurance that our acquisitions will have the anticipated positive results.

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

In connection with our growth strategy, we have issued, and may issue in the future, shares of our common stock to acquire additional banks or bank holding companies that may complement our organizational structure. Resales of substantial amounts of common stock in the public market and the potential of such sales could adversely affect the prevailing market price of our common stock and impair our ability to raise additional capital through the sale of equity securities. We usually must pay an acquisition premium above the fair market value of acquired assets for the acquisition of banks or bank holding companies. Paying this acquisition premium, in addition to the dilutive effect of issuing additional shares, may also adversely affect the prevailing market price of our common stock.

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

Our Decisions Regarding the Fair Value of Assets Acquired Could Be Different Than Initially Estimated Which Could Materially and Adversely Affect Our Business, Financial Condition, Results of Operations, and Future Prospects

We acquired portfolios of loans in the 1st Enterprise, Premier Commercial Bancorp and California Oaks State Bank acquisitions. Although these loans were marked down to their estimated fair value pursuant to ASC 805 Business Combinations, there is no assurance that the acquired loans will not suffer further deterioration in value resulting in additional charge-offs. The fluctuations in national, regional and local economic conditions may increase the level of charge-offs in the loan portfolios that we acquired from 1st Enterprise, Premier Commercial Bancorp and California Oaks State Bank and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition, even if other favorable events occur.

We May Need to Raise Capital to Support Growth or Acquisition

While the Company’s and the Bank’s capital levels are currently in excess of that required to be considered “well capitalized” by regulatory agencies, organic growth or a strategic opportunity may require the Company to raise additional capital and/or to maintain capital levels in excess of “well capitalized”.

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

Our Deposit Portfolio Includes Significant Concentrations

As a business bank, we provide services to a number of customers whose deposit levels vary considerably and have a significant amount of seasonality. At December 31, 2014, 84 customers maintained balances (aggregating all related accounts, including multiple business entities and personal funds of business owners) in excess of $4 million. This amounted to $859 million or approximately 44 percent of the Bank’s total customer deposit base. These deposits can and do fluctuate substantially. While the loss of any combination of these depositors could have a material impact on the Bank’s results, the Bank expects, in the ordinary course of business, that these deposits will fluctuate and believes it is capable of mitigating this risk, as well as the risk of losing one of these depositors, through additional liquidity, and business generation in the future. However, if a significant number of these customers leave the Bank it could have a material adverse impact on the Bank.

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

The Occurrence Of Fraudulent Activity, Breaches Of Our Information Security Or Cybersecurity-Related Incidents Could Have A Material Adverse Effect On Our Business, Financial Condition Or Results Of Operations.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, and malware or other cyber-attacks. In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, as well as attempts at security breaches and cybersecurity-related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which increase their risks of identity theft, credit card fraud and other fraudulent activity that could involve their accounts with us.

Information pertaining to us and our clients is maintained, and transactions are executed, on the networks and systems of us, our clients and certain of our third party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients’ confidence. Breaches of information security also may occur, and in infrequent cases have occurred, through intentional or unintentional acts by those having access to our systems or our clients’ or counterparties’ confidential information, including employees. Furthermore, our cardholders use their debit and credit cards to make purchases from third parties or through third party processing services. As such, we are subject to risk from data breaches of such third party’s information systems or their payment processors. Such a data security breach could compromise our account information. We may suffer losses associated with reimbursing our customers for such fraudulent transactions on customers’ card accounts, as well as for other costs related to data security breaches, such as replacing cards associated with compromised card accounts.

In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, our inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our clients; our loss of business and/or clients; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on our business, financial condition and results of operations.

More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions. Such publicity may also cause damage to our reputation as a financial institution. As a result, our business, financial condition or results of operations could be adversely affected.

We Could Be Liable For Breaches of Security In Our Online Banking Services. Fear of Security Breaches (including Cybersecurity breaches) Could Limit the Growth of Our Online Services

We offer various internet-based services to our clients, including online banking services. The secure transmission of confidential information over the Internet is essential to maintain our clients’ confidence in our online services. In certain cases, we are responsible for protecting customers’ proprietary information as well as their accounts with us. We have security measures and processes in place to defend against these cybersecurity risks but these cyber attacks are rapidly evolving (including computer viruses, malicious code, phishing or other information security breaches), and we may not be able to anticipate or prevent all such attacks, which could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information. Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology we use to protect client transaction data. In addition, individuals, groups or sovereign countries may seek to intentionally disrupt our online banking services or compromise the confidentiality of customer information with criminal intent. Although we have developed systems and processes that are designed to recognize and assist in preventing security breaches (and periodically test our security), failure to protect against or mitigate breaches of security could adversely affect our ability to offer and grow our online services, constitute a breach of privacy or other laws, result in costly litigation and loss of customer relationships, negatively impact the Bank’s reputation, and could have an adverse effect on our business, results of operations and financial condition. We may also incur substantial increases in costs in an effort to minimize or mitigate cyber security risks and to respond to cyber incidents.

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

CU BANCORP RELATED RISKS

CU Bancorp is an Emerging Growth Company within the Meaning of the Securities Act. Certain Exemptions From Reporting Requirements that are Available to Emerging Growth Companies Could Make Its Common Stock Less Attractive to Investors.

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 ( the “JOBS Act”). CU Bancorp is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure about its executive compensation and omission of compensation discussion and analysis, and an exemption from the requirement of holding a non-binding advisory vote on executive compensation. CU Bancorp is also not subject to certain requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes- Oxley Act”), including the additional level of review of its internal control over financial reporting as may occur when outside auditors attest as to its internal control over financial reporting. As a result, its shareholders may not have access to certain information they may deem important

Statutory Restrictions and Restrictions by Our Regulators on Dividends and Other Distributions from the Bank May Adversely Impact Us by Limiting the Amount Of Distributions CU Bancorp May Receive

The ability of the Bank to pay dividends to us is limited by various regulations and statutes and our ability to pay dividends on our outstanding stock is limited by various regulations and statutes, including California law.

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

Our Series A Preferred Stock Diminishes the Cash Available To Our Common Shareholders.

On November 30, 2014, the Company entered into an Assignment and Assumption Agreement with the Secretary of the Treasury, pursuant to which the Company issued to the U.S. Treasury 16,400 shares of its Non-Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share and the Company assumed the obligations of 1st Enterprise Bank in connection with its issuance of the same number and type of securities to the Treasury (which shares were retired in connection therewith). The issuance was pursuant to the Treasury’s SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.

The Series A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1. The current dividend rate is fixed at the current rate of 1% through January 2016.

If the Series A Preferred Stock remains outstanding beyond January 2016, the dividend rate will be fixed at 9%. Depending on our financial condition at the time, this increase in the Series A Preferred Stock annual dividend rate could have a material adverse effect on our liquidity and could also adversely affect our ability to pay dividends on our common shares.

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

The Holders Of Our Preferred Stock and Trust Preferred Securities Have Rights That Are Senior To Those Of Our Holders Of Common Stock And That May Impact Our Ability To Pay Dividends On Our Common Stock.

At December 31, 2014, our subsidiary trusts had outstanding $12.4 million of trust preferred securities. These securities are effectively senior to shares of common stock due to the priority of the underlying junior subordinated debt. As a result, we must make payments on our trust preferred securities before any dividends can be paid on our common stock; moreover, in the event of our bankruptcy, dissolution, or liquidation, the obligations outstanding with respect to our trust preferred securities must be satisfied before any distributions can be made to our shareholders. While we have the right to defer dividends on the trust preferred securities for a period of up to five years, if any such election is made, no dividends may be paid to our common or preferred shareholders during that time.

On November 30, 2014, the Company issued and sold 16,400 shares of Series A Preferred Stock to the Treasury in connection with the acquisition of 1st Enterprise Bank and in replacement for similar securities previously issued to the Treasury by 1st Enterprise pursuant to the Treasury’s SBLF program. The Series A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly. Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock if it has declared and paid dividends for the current dividend period on the Series A Preferred Stock.

There Are Also Various Regulatory Restrictions On The Ability Of California United Bank To Pay Dividends Or Make Other Payments To CU Bancorp. In Particular, Federal And State Banking Laws Regulate The Amount Of Dividends That May Be Paid By California United Bank Without Prior Approval.

The Dodd-Frank Act requires federal banking agencies to establish more stringent risk-based capital guidelines and leverage limits applicable to banks and bank holding companies. In July 2013, the federal banking regulators issued final rules, which, among other things, are intended to implement in the United States the Basel Committee on Banking Supervision’s regulatory capital guidelines, including the reforms known as Basel III. The final Basel III capital standards issued by the FRB provide that distributions (including dividend payments and redemptions) on additional Tier 1 capital instruments may only be paid out of net income, retained earnings, or surplus related to other additional Tier 1 capital instruments. The final Basel III capital standards also introduce a new capital conservation buffer on top of the minimum risk-based capital ratios. Failure to maintain a capital conservation buffer above certain levels will result in restrictions on CU Bancorp’s ability to make dividend payments, redemptions or other capital distributions. These requirements, and any other new regulations or capital distribution constraints, could adversely affect the ability of California United Bank to pay dividends to CU Bancorp and, in turn, affect CU Bancorp’s ability to pay dividends on the CU Bancorp common stock and/or the CU Bancorp preferred stock.

The Federal Reserve Board may also, as a supervisory matter, otherwise limit CU Bancorp’s ability to pay dividends on the CU Bancorp common stock and/or the CU Bancorp preferred stock.

In addition, the CU Bancorp common stock and the CU Bancorp preferred stock may be fully subordinate to interests held by the U.S. government in the event of a receivership, insolvency, liquidation, or similar proceeding, including a proceeding under the “orderly liquidation authority” provisions of the Dodd-Frank Act.

CU Bancorp May Be Unable To, Or Choose Not To, Pay Dividends On Its Common Stock.

To date, CU Bancorp has not paid any cash dividends. Payment of stock or cash dividends in the future will depend on the following factors, among others:

•

CU Bancorp may not have sufficient earnings since its primary source of income, the payment of dividends to it by California United Bank, is subject to federal and state laws that limit the ability of California United Bank to pay dividends;

•

Federal Reserve Board policy requires bank holding companies to pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition;

•

Before dividends may be paid on CU Bancorp’s common stock in any year, payments must be made on its subordinated debentures or the CU Bancorp preferred stock issued in connection with the merger with 1st Enterprise;

•

CU Bancorp’s board of directors may determine that, even though funds are available for dividend payments, retaining the funds for internal uses, such as expansion of its operations, is a better strategy;

If CU Bancorp fails to pay dividends, capital appreciation, if any, of its common stock may be the sole opportunity for gains on an investment in its common stock. In addition, in the event California United Bank becomes unable to pay dividends to it, CU Bancorp may not be able to service its debt, pay its other obligations or pay dividends on its common stock. Accordingly, CU Bancorp’s inability to receive dividends from its bank subsidiary could also have a material adverse effect on its business, financial condition and results of operations and the value of CU Bancorp common stock. Further, the terms of the CU Bancorp preferred stock that was exchanged for 1st Enterprise preferred stock in the merger limit CU Bancorp’s ability to pay dividends on its common stock.

CU Bancorp’s Stock Trading Volume May Not Provide Adequate Liquidity For Investors.

Although shares of CU Bancorp’s common stock are listed for trading on The NASDAQ Capital Market, the average daily trading volume in the common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which CU Bancorp has no control. Given the daily average trading volume of CU Bancorp’s common stock, significant sales of the common stock in a brief period of time, or the expectation of these sales, could cause a decline in the price of its common stock.

ITEM 2 — PROPERTIES

The principal executive offices of the Company are located in Los Angeles, California, and are leased by the Company. All of our branch locations are leased from unaffiliated parties.

We believe that our existing facilities are adequate for our present purposes. The Company leases all its facilities and believes that if necessary, it could secure suitable alternative facilities on similar terms without adversely affecting operations. For additional information on properties, see Note 7 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 3 — LEGAL PROCEEDINGS

The Company is not a defendant in any material pending legal proceedings and no such proceedings are known to be contemplated. No director, officer, affiliate, more than 5.0% shareholder of the Company or any associate of these persons is a party adverse to the Company or has a material interest adverse to the Company in any material legal proceeding. See Note 21 — Commitments and Contingencies to the Consolidated Financial Statements included in Item  8 of this 10-K.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The Company’s shares of common stock trade on the NASDAQ Capital Market under the symbol “CUNB”. The Company’s common stock began trading on the NASDAQ exchange on October 10, 2012, prior to that date the stock traded on the OTCBB.

There are 75,000,000 shares of common stock authorized at no par value, of which 16,683,856 shares and 11,081,364 shares were issued and outstanding at December 31, 2014 and 2013, respectively.

The increase in common stock in the current year was primarily due to the merger with 1st Enterprise Bank (“1st Enterprise”) that was completed on November 30, 2014. Pursuant to the terms and conditions set forth in the merger agreement, each outstanding share of 1st Enterprise common stock (other than shares as to which the holder exercised dissenters’ rights) was converted into the right to receive 1.3450 of a share of CU Bancorp common stock, resulting in 5,240,409 shares of CU Bancorp common stock issued. The fair value of the CU Bancorp common stock issued as part of the consideration paid was $102.7 million and was determined based on the closing market price of $19.60 of CU Bancorp common stock on November 30, 2014. For further information, refer to Note 2, Business Combinations, and Note 16, Stock Options and Restricted Stock included in Item 8, Financial Statements and Supplementary Data.

Preferred Stock

The Company has 50,000,000 shares of serial preferred stock authorized. At December 31, 2014, the Company has 16,400 shares of Series A, non-cumulative perpetual preferred stock authorized, issued and outstanding. Each Series A preferred stock has a liquidation preference of $1,000 per share. No preferred shares were issued or outstanding at December 31, 2013.

Sales Price Information

The information in the following table indicates the highest and lowest sales prices and volume of trading for the Company’s common stock for the two year period starting January 1, 2013 through December 31, 2014 for each quarterly period, and is based upon information provided by either NASDAQ or from the OTC Bulletin Board. The information does not include transactions for which no public records are available. The bid and ask trading prices of the stock may be higher or lower than the prices reported below. These prices are based on the actual prices of stock transactions without retail mark-ups, mark-downs, commissions or adjustments.

Period Ended	High Price	Low Price	Approximate Number of Shares Traded
March 31, 2013	$13.00	$11.70	520,627
June 30, 2013	$15.95	$12.75	2,794,835
September 30, 2013	$18.74	$15.50	1,707,130
December 31, 2013	$19.30	$16.91	1,405,179
March 31, 2014	$18.50	$17.00	1,320,746
June 30, 2014	$19.50	$17.87	1,152,051
September 30, 2014	$19.50	$16.49	1,160,006
December 31, 2014	$22.45	$18.50	1,172,521

According to information provided by NASDAQ, the most recent trade in our common stock prior to the date of finalizing this Form 10-K occurred on March 9, 2015 at a sales price of $20.92 per share. The high “bid” and low “asked” prices as of March 9, 2015 were $20.98 and $20.80, respectively.

Shareholders

As of March 9, 2015, the Company had 700 common shareholders of record, as listed with its transfer agent.

Dividends

In December 2014, the Board of Directors approved a quarterly dividend payment on the preferred stock in the amount of $41,000 to the United States Department of the Treasury. To date, the Company has not paid any cash dividends on common stock.

The applicable limitations on the payment of dividends are further discussed in Item 8, Financial Statements and Supplementary Data, Note 22, Regulatory Matters.

Common Stock Redemptions

In 2014 and 2013, the Company redeemed 26,317 and 29,863 shares respectively, of employee restricted stock to pay the tax obligation of employees in connection with their restricted stock vesting. The total value of the employee tax obligation remitted by the Company was $471,000 and $422,000 for the years ending December 31, 2014 and 2013, respectively. The Company purchased 110 shares of common stock at an average price per share of $18.50 during the 2014 fourth quarter.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2014 with respect to the shares of our common stock that may be issued under existing equity compensation plans. This table does not reflect the number of restricted shares of stock that have been issued under the Company’s equity compensation plans. The number of shares of common stock remaining available for future issuance under the equity compensation plans has been reduced by both stock option grants and restricted stock issued under the plans.

Plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity Compensation Plans Approved by Security Holders:
Employee Plan (2005) (terminated)	201,000	$17.54	—
2007 Equity and Incentive Compensation Plan	815,490	$8.30	699,505

Total	1,016,490	$10.1318	699,505

As part of the merger with 1st Enterprise, CU Bancorp adopted the 1st Enterprise Bank 2006 Stock Incentive Plan, as amended (“2006 Stock Incentive Plan”), as its own equity plan and all stock options granted by 1st Enterprise thereunder were fully vested and exercisable and were converted to CU Bancorp stock options on substantially the same terms but adjusted to reflect the exchange ratio set forth in the Merger Agreement. At December 31, 2014, there are 745,757 options outstanding under the 2006 Stock Incentive Plan with a weighted-average exercise price of $7.86 per share. No new equity awards will be granted under the 2006 Stock Incentive Plan.

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

The graph assumes an initial investment value of $100 on December 31, 2009. Points on the graph represent the performance as of the last business day of each of the quarters indicated. The graph is not necessarily indicative of future price performance.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
CU Bancorp	100.00	113.82	92.63	107.93	161.11	199.91
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Bank and Thrift	100.00	111.64	86.81	116.57	159.61	178.18

ITEM 6 — SELECTED FINANCIAL DATA

The following tables set forth selected historical financial data for CU Bancorp and its wholly-owned subsidiary, California United Bank, for the dates indicated (dollars in thousands except per share and other data). This data should be read in conjunction with CU Bancorp’s consolidated financial statements and related footnotes included in “ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES” contained herein. Historical information can be found in CU Bancorp’s Annual Report on Form 10-K for the years ended December 31, 2013 and 2012, and in reports filed by California United Bank with the FDIC for the previous years.

	As of and for the Years ended December 31,
	2014	2013	2012	2011	2010
Statements of Operations:
Interest income	$55,177	$50,846	$37,496	$28,756	$20,566
Interest expense	1,922	2,079	1,797	1,316	2,191

Net interest income	53,255	48,767	35,699	27,440	18,375
Provision for loan losses	2,239	2,852	1,768	1,442	2,542

Net interest income after provision for loan losses	51,016	45,915	33,931	25,998	15,833
Non-interest income	7,709	6,518	3,961	2,362	1,111
Non-interest expense	(43,385)	(37,640)	(34,500)	(25,746)	(20,370)

Net income (loss) from operations	15,340	14,793	3,392	2,614	(3,426)
Provision for income tax (benefit)	6,432	5,008	1,665	1,147	(1,143)

Net Income (Loss)	$8,908	$9,785	$1,727	$1,467	$(2,283)

Per Share and Other Data:
Basic income (loss) per share	$0.77	$0.93	$0.21	$0.23	$(0.45)
Diluted income (loss) per share	0.75	0.90	0.21	0.22	(0.45)
Book value per common share (1)	15.78	12.45	11.68	11.63	11.32
Tangible book value per common share (2)	11.37	11.11	10.37	10.61	10.22
Weighted average shares outstanding — Basic	11,393,445	10,567,436	8,283,599	6,460,104	5,110,901
Weighted average shares outstanding — Diluted	11,667,733	10,836,861	8,410,749	6,635,862	5,110,901
Balance Sheet Data:
Investment securities available-for-sale	$226,962	$106,488	$118,153	$114,091	$96,174
Investment securities held-to-maturity	47,147	—	—	—	—
Loans, net	1,612,113	922,591	846,082	481,765	415,403
Total Assets	2,265,117	1,407,816	1,249,637	800,204	756,284
Deposits	1,947,693	1,232,423	1,078,076	690,756	657,967
Non-interest bearing demand deposits	1,032,634	632,192	543,527	381,492	277,783
Securities sold under agreements to repurchase	9,411	11,141	22,857	26,187	22,862
Federal Home Loan Bank borrowings	—	—	—	—	5,545
Shareholders’ equity	279,192	137,924	125,623	80,844	67,274
Selected Financial Ratios
Return on Average Assets (3)	0.59%	0.74%	0.16%	0.19%	(0.42)%
Return on Average Equity (4)	5.76%	7.46%	1.57%	1.91%	(3.86)%
Dividend Payout Ratio	—	—	—	—	—
Equity to Assets Ratio (5)	12.33%	9.80%	10.05%	10.10%	8.90%
Tangible Common Equity to Asset Ratio (6)	8.66%	8.84%	9.03%	9.30%	8.10%
Loans to Deposits Ratio	83.42%	75.72%	79.30%	70.83%	64.02%
Efficiency Ratio (7)	71%	68%	87%	86%	104%
Net Interest Margin (8)	3.79%	3.96%	3.63%	3.70%	3.49%
Asset Quality
Allowance for loan loss as a % of total loans	0.78%	1.14%	1.03%	1.53%	1.39%
Allowance for loan loss as a % of total loans (excluding loans acquired in acquisitions)	1.39%	1.50%	1.54%	1.75%	1.75%
Non Performing Assets to Total Assets	0.21%	0.68%	0.84%	0.77%	1.27%
Net Charge-offs/(Recoveries) to Average Loans	0.02%	0.12%	0.08%	(0.04)%	0.49%
Regulatory Capital Ratios (California United Bank)
Total Risk-Based Capital Ratio	11.2%	12.0%	11.6%	12.1%	17.5%
Tier 1 Risk-Based Capital Ratio	10.6%	11.0%	10.7%	11.0%	16.3%
Tier 1 Leverage Ratio	12.4%	8.9%	8.6%	9.5%	12.7%
Regulatory Capital Ratios (CU Bancorp Consolidated)
Total Risk-Based Capital Ratio	11.6%	12.8%	12.4%
Tier 1 Risk-Based Capital Ratio	11.0%	11.8%	11.5%
Tier 1 Leverage Ratio	12.9%	9.6%	9.1%

(1)	Book value per common share is calculated by dividing shareholders’ equity of $279,192,000 by the total number of shares outstanding (16,683,856 shares) at December 31, 2014, shareholder’s equity of $137,924,000 by the total number of shares outstanding (11,081,364 shares) at December 31, 2013, shareholder’s equity of $125,623,000 by the total number of shares outstanding (10,758,674 shares) at December 31, 2012, shareholders’ equity of $80,844,000 by the total number of shares outstanding (6,950,098 shares) at December 31, 2011, and shareholders’ equity of $67,274,000 by the total number of shares outstanding (5,942,636 shares) at December 31, 2010.
(2)	Tangible book value per common share is calculated by dividing tangible shareholders’ equity (shareholders’ equity less preferred stock, goodwill and core deposit and leasehold right intangibles) of $189,691,000 by the total number of shares outstanding (16,683,856 shares) at December 31, 2014, $123,107,000 by the total number of shares outstanding (11,081,364 shares) at December 31, 2013, $111,584,000 by the total number of shares outstanding (10,758,674 shares) at December 31, 2012, $73,728,000 by the total number of shares outstanding (6,950,098 shares) at December 31, 2011, $60,739,000 by the total number of shares outstanding (5,942,636 shares) at December 31, 2010.
(3)	Return on average assets is calculated by dividing the net income (loss) available to common shareholders by the average assets for the period. The average assets used in the calculations were based on the daily average outstanding assets of the Company for the years ending December 31, 2014, 2013, 2012, 2011, and 2010.
(4)	Return on average equity is calculated by dividing the Company’s net income (loss) available to common shareholders by the average equity for the period. The average equity used in the calculations was based on the daily average outstanding equity of the Company for the years ending December 31, 2014, 2013, 2012, 2011, and 2010.
(5)	The equity to assets ratio was calculated by dividing the Company’s shareholders’ equity by the Company’s total assets for the appropriate period.
(6)	The tangible common equity to assets ratio was calculated by dividing the Company’s shareholders’ equity less preferred stock, goodwill and core deposit and leasehold right intangibles by the Company’s total tangible assets (total assets less goodwill and core deposit and leasehold right intangibles) for the appropriate period.
(7)	The efficiency ratio represents non-interest expense as a percent of net interest income plus non-interest income, excluding gain on sale of securities, net.
(8)	The net interest margin represents net interest income as a percent of interest bearing assets.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operation, liquidity and interest rate sensitivity. This section should be read in conjunction with the disclosures regarding “Forward-Looking Statements” set forth in “Item I. Business – Forward-Looking Statements,” as well as the discussion set forth in “Item 8. Financial Statements and Supplementary Data,” including the notes to consolidated financial statements.

OVERVIEW

On December 1, 2014, the Company issued a press release announcing the completion of the merger of 1st Enterprise Bank into California United Bank on November 30, 2014, pursuant to the terms of the Agreement and Plan of Merger dated June 2, 2014, as amended (“Merger Agreement”). 1st Enterprise was merged with and into the Bank, with the Bank continuing as the surviving entity in the merger. Pursuant to the terms and conditions set forth in the Merger Agreement, each outstanding share of 1st Enterprise common stock was converted into the right to receive 1.3450 of a share of the CU Bancorp common stock, resulting in 5.2 million shares of CU Bancorp common stock issued. The fair value of the 5.2 million common stock issued as part of the consideration paid ($102.7 million) was determined based on the basis of the closing market price ($19.60) of CU Bancorp common stock on November 30, 2014. The 16,400 shares of 1st Enterprise Non-Cumulative Perpetual Preferred Stock, Series D were converted into the right to receive 16,400 shares of CU Bancorp’s Non-Cumulative Perpetual Preferred Stock, Series A (the “CU Bancorp Preferred Stock”). The U.S. Department of the Treasury is the sole holder of all outstanding shares of CU Bancorp Preferred Stock. As part of the Merger Agreement, CU Bancorp adopted the 1st Enterprise 2006 Stock Incentive Plan, as amended, as its own equity plan and all stock options granted by 1st Enterprise thereunder were fully vested and exercisable, and were converted to CU Bancorp stock options on substantially the same terms but adjusted to reflect the exchange ratio set forth in the Merger Agreement and applicable Internal Revenue Code provisions and related regulations. The merger was accounted for by the Company using the acquisition method of accounting. Accordingly, the assets and liabilities of 1st Enterprise were recorded at their respective fair values at acquisition date and represents management’s estimates based on available information. For further information on the merger, see Note 2 – Business Combinations, and Note 16—Stock Options and Restricted Stock included in Item 8. Financial Statements and Supplementary Data.

The comparability of financial information for the full year of 2014 to 2013 is affected by the Company’s acquisition of 1st Enterprise effective November 30, 2014. Operating results for the full year of 2014 include the combined operations of both entities from December 1, 2014.

Full Year 2014 Highlights

•	Core earnings of $11.4 million for 2014, an increase of $1.6 million or 16.3% from 2013

•	Net income in 2014 before the provision for income taxes and excluding merger-related charges was $18.8 million, up 27% from the prior year

•	Net interest income increased to $53.3 million for 2014, an increase of $4.5 million, or 9.2% from 2013

•	Total assets increased $833 million to $2.3 billion, as a result of the merger

•	Total loans increased to $1.6 billion, as a result of the merger and organic loan growth

•	Total deposits increased to $1.9 billion, as a result of the merger

•	Non-interest bearing demand deposits were 53% of total deposits

•

Excluding the effect of the 1st Enterprise merger, total loans increased $144.1 million or 15.4% from December 31, 2013, to $1.1 billion funded by excess liquidity of the Company and deposit growth of $26.5 million

•	Nonperforming assets to total assets decreased to 0.21%, at December 31, 2014, from 0.68% at December 31, 2013

•	Continued status as well-capitalized, the highest regulatory category

Total assets increased $857.3 million or 60.9% from December 31, 2013 to $2.3 billion, mainly due to deposit growth of $715.3 million and earnings of $8.9 million. Loan growth during the period was primarily in Commercial and Industrial loans of $229.5 million, Owner-Occupied Nonresidential Properties of $141.7 million and Other Nonresidential Property loans of $209.7 million. Deposit growth during the same period consisted of an increase in non-interest bearing demand deposits of $400.4 million, interest bearing deposits of $50.8 million and money markets and savings deposits of $262.8 million. At December 31, 2014 and December 31, 2013, non-interest bearing deposits represented 56% and 51% of total deposits, respectively.

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. We have identified several accounting policies that, due to judgments, estimates, and assumptions inherent in those policies, are essential to an understanding of our consolidated financial statements. These policies relate to the accounting for business combinations, evaluation of goodwill for impairment, methodologies that determine our allowance for loan loss, the valuation of impaired loans, the classification and valuation of investment securities, accounting for derivatives financial instruments and hedging activities, and accounting for income taxes.

We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessment, are as follows:

Business Combinations

The Company has a number of fair value adjustments recorded within the consolidated financial statements at December 31, 2014 that were created from the business combinations with California Oaks State Bank (COSB), Premier Commercial Bancorp (PC Bancorp) and 1st Enterprise Bank (1st Enterprise) on December 31, 2010, July 31, 2012 and November 30, 2014, respectively. These fair value adjustments include the Company’s goodwill, fair value adjustments on loans, core deposit intangible assets, other intangible assets, fair value adjustments to acquired lease obligations, fair value adjustments to high rate certificates of deposit and fair value adjustments on derivatives. The assets and liabilities acquired through acquisition have been accounted for at fair value as of the date of the acquisition. The goodwill that was recorded on the transactions represented the excess of the purchase price over the fair value of net assets acquired. If the consideration paid would have been less than the fair value of the net assets acquired, the Company would have recorded a bargain purchase gain. Goodwill is not amortized and is reviewed for impairment on October 1st of each year. If an event occurs or circumstances change that results in it being probable that the Company’s fair value has declined below its book value, the Company would perform an impairment analysis at that time.

Based on the Company’s 2014 goodwill impairment analysis, no impairment to goodwill has occurred. The Company is a sole reporting unit for evaluation of goodwill. We believe the estimated fair value of the Company is above its carrying value at December 31, 2014.

The core deposit intangibles on non-maturing deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed through acquisition, are being amortized over the projected useful lives of the deposits. The weighted remaining life of the core deposit intangible is estimated at approximately 7 years at December 31, 2014. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

The Allowance is an amount that management believes will be adequate to absorb estimated charge-offs related to specifically identified loans, as well as probable loan charge-offs inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. Management carefully monitors changing economic conditions, the concentrations of loan categories and collateral, the financial condition of the borrowers, the history of the loan portfolio, as well as historical peer group loan loss data to determine the adequacy of the Allowance. The Allowance is based upon estimates, and actual charge-offs may vary from the estimates. No assurance can be given that adverse future economic conditions will not lead to delinquent loans, increases in the provision for loan losses and/or charge-offs. These evaluations are inherently subjective, as they require estimates that are susceptible to significant revisions as conditions change. In addition, regulatory agencies, as an integral part of their examination process, may require additions to the Allowance based on their judgment about information available at the time of their examinations. Management believes that the Allowance as of December 31, 2014 is adequate to absorb known and probable losses in the loan portfolio.

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

While the general allowance covers all non-impaired loans and is based on historical loss experience adjusted for the various qualitative factors, the change in the Allowance from one reporting period to the next may not directly correlate to the rate of change of nonperforming loans for the following reasons:

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

Investment Securities

The Company currently classifies its investment securities under the available-for-sale and held-to-maturity classification. Under the available-for-sale classification, securities can be sold in response to certain conditions, such as changes in interest rates, changes in the credit quality of the securities, when the credit quality of a security does not conform with current investment policy guidelines, fluctuations in deposit levels or loan demand or need to restructure the portfolio to better match the maturity or interest rate characteristics of liabilities with assets. Securities classified as available-for-sale are accounted for at their current fair value rather than amortized cost. Unrealized gains or losses are excluded from net income and reported as a separate component of accumulated other comprehensive income (loss) included in shareholders’ equity. Under the held-to-maturity classification, if the Company has the intent and the ability at the time of purchase to hold these securities until maturity, they are classified as held-to-maturity and are stated at amortized cost.

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

In estimating whether an other-than-temporary impairment loss has occurred, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the current liquidity and volatility of the market for each of the individual security categories, (iv) the current slope and shape of the Treasury yield curve, along with where the economy is in the current interest rate cycle, (v) the spread differential between the current spread and the long-term average spread for that security category, (vi) the projected cash flows from the specific security type, (vii) any financial guarantee and financial condition of the guarantor and (viii) the intent and ability of the Company to retain its investment in the issue for a period of time sufficient to allow for any anticipated recovery in fair value.

If it’s determined that an OTTI exists on a debt security, the Company then determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Company will recognize the amount of the OTTI in earnings equal to the difference between the security’s fair value and its adjusted cost basis. If neither of the conditions is met, the Company determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present value of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The portion of total impairment related to all other factors is included in other comprehensive income. Significant judgment is required in this analysis that includes, but is not limited to assumptions regarding the collectability of principal and interest, future default rates, future prepayment speeds, the amount of current delinquencies that will result in defaults and the amount of eventual recoveries expected on these defaulted loans through the foreclosure process.

Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the expected maturity term of the securities. For mortgage-backed securities, the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The amount of prepayments varies from time to time based on the interest rate environment and the rate of turnover of mortgages. The Company’s investment in the common stock of the FHLB, Pacific Coast Bankers Bank (“PCBB”) and The Independent Banker’s Bank (“TIB”) and the preferred stock of TIB is carried at cost and is included in other assets on the accompanying consolidated balance sheets.

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

On the date a derivative contract is entered into by the Company, the Company will designate the derivative contract as either a fair value hedge (i.e. a hedge of the fair value of a recognized asset or liability), a cash flow hedge (i.e. a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability), or a stand-alone derivative (i.e. and instrument with no hedging designation). For a derivative designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as other non-interest income. The Company also formally assesses the hedge’s current effectiveness in offsetting changes in the fair values of the hedged items. On an ongoing basis, the derivatives that are used in hedging transactions are evaluated as to how effective they are in offsetting changes in fair values or cash flows of hedged items.

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

Income Taxes

Deferred income tax assets and liabilities are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. A valuation allowance is established to the extent necessary to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax assets or benefits will be realized. Realization of tax benefits for deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward period and that current tax law will allow for the realization of those tax benefits.

The Company is required to account for uncertainty associated with the tax positions it has taken or expects to be taken on past, current and future tax returns. Where there may be a degree of uncertainty as to the tax realization of an item, the Company may only record the tax effects (expense or benefits) from an uncertain tax position in the financial statements if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. The Company does not believe that it has any material uncertain tax positions taken to date that are not more likely than not to be realized.

Recent Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies in Item 8, Financial Statements and Supplementary Data.

RESULTS OF OPERATIONS

Key Profitability Measures

The following table presents key profitability measures for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands, except per share data):

	Years Ended December 31,		Increase / (Decrease)
	2014	2013	$	%
Net Income Available to Common Shareholders	$8,908	$9,785	$(877)	(9.0)%

Earnings per share
Basic	$0.77	$0.93	$(0.16)	(17.2)%
Diluted	$0.75	$0.90	$(0.15)	(16.7)%
Return on average assets (1)	0.59%	0.74%	(0.15)%	(20.3)%
Return on average equity (2)	5.76%	7.46%	(1.70)%	(22.8)%
Net interest rate spread (3)	3.62%	3.95%	(0.16)%	(4.1)%
Net interest margin (4)	3.79%	3.96%	(0.17)%	(4.3)%
Efficiency ratio (5)	71.00%	68.00%	3.00%	4.4%

	Years Ended December 31,		Increase / (Decrease)
	2013	2012	$	%
Net Income Available to Common Shareholders	$9,785	$1,727	$8,058	466.6%

Earnings per share
Basic	$0.93	$0.21	$0.72	342.9%
Diluted	$0.90	$0.21	$0.69	328.6%
Return on average assets (1)	0.74%	0.16%	0.58%	362.5%
Return on average equity (2)	7.46%	1.57%	5.89%	375.2%
Net interest rate spread (3)	3.78%	3.43%	0.52%	15.2%
Net interest margin (4)	3.96%	3.63%	0.33%	9.1%
Efficiency ratio (5)	68.00%	87.00%	(19.00)%	(21.8)%

(1)	Return on average assets is calculated by dividing the net income (loss) available to common shareholders by the average assets for the period.
(2)	Return on average equity is calculated by dividing the Company’s net income (loss) available to common shareholders by the average equity for the period.
(3)	Net interest rate spread represents the yield earned on average total interest earning assets less the rate paid on average total interest bearing liabilities.
(4)	The net interest margin represents net interest income as a percent of interest bearing assets
(5)	Efficiency ratio represents non-interest expense as a percent of net interest income plus non-interest income, excluding gain on sale of securities, net.

The Company’s increase in total assets over the last nine years is due to the Company’s execution of its primary business model focusing on businesses, non-profits, entrepreneurs, professionals and investors, supplemented by the mergers with 1st Enterprise in November 2014, PC Bancorp in July of 2012 and COSB in December of 2010. The Company is organized and operated as a single reporting segment, principally engaged in commercial business banking. At December 31, 2014, the Company conducted its lending and deposit operations through ten branch offices, located in the counties of Los Angeles, Ventura, Orange and San Bernardino in Southern California. The consolidated financial statements, as they appear in this document, represent the grouping of revenue and expense items as they are presented to executive management for use in strategically directing the Company’s operations. The Company’s growth in loans and deposit liabilities during 2014 was the direct result of the 1st Enterprise merger, and successfully executing its growth strategies by maintaining existing customer relationships, in addition to adding new customer relationships. The increase in the customer base is a result of establishing new customer relationships from referrals from Board members, current customers, and the local communities the Company actively supports. In addition, the Company targets potential customers whose current bank may be unable to provide the same level of customer support that the customer has come to desire.

Operations Performance Summary

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net income available to common shareholders for the year ended December 31, 2014 was $8.9 million, or $0.75 per diluted share, compared to $9.8 million, or $0.90 per diluted share for the year ended December 31, 2013. The $877,000 decrease, or 9.0%, was primarily due to $3.5 million ($2.6 million, net of taxes) in charges related to the 1st Enterprise merger. Operating results for the full year of 2014 include the combined operations of both California United Bank and 1st Enterprise Bank from December 1, 2014. Despite charges related to the merger during 2014, net interest income increased $4.5 million, provision for loan losses decreased $613,000, non-interest income increased $1.2 million, offset by an increase in non-interest expense of $2.2 million excluding the $3.5 million merger-related charge discussed above. The increase in the tax provision of $1.4 million and a higher effective tax rate is primarily due to the inclusion of significant non-deductible merger costs in 2014 related to the 1st Enterprise merger which were not subject to the same percentage of tax deductibility. Each of these increases and or decreases is more fully described below.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net income for the year ended December 31, 2013 was $9.8 million, or $0.90 per diluted share, compared to $1.7 million, or $0.21 per diluted share for the year ended December 31, 2012. The $8.1 million increase, or 466.6%, was primarily due the acquisition of PC Bancorp in July 2012 having a full year impact on operating results of 2013, coupled with organic loan growth of $137 million. During 2013, net interest income increased $13.1 million, non-interest income increased $2.6 million, offset by an increase in provision for loan losses of $1.1 million and an increase in non-interest expense of $6.2 million excluding a $3.0 million decrease in merger related expenses from 2012. The increase in the tax provision of $3.3 million but a lower effective tax rate is primarily due to the inclusion of significant non-deductible merger costs in 2012 related to the PC Bancorp acquisition which were not subject to the same percentage of tax deductibility. Each of these increases and or decreases is more fully described below.

Average Balances, Interest Income and Expense, Yields and Rates

Years Ended December 31, 2014 and 2013

The following table presents the Company’s average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yield/rate for the periods presented. All average balances are daily average balances (dollars in thousands).

	Years Ended December 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest earning Assets:
Deposits in other financial institutions	$265,076	$926	0.34%	245,102	732	0.29%
Investment securities (1)	129,841	2,369	1.82%	106,806	1,913	1.79%
Loans (2)	1,010,030	51,882	5.14%	878,705	48,201	5.49%

Total interest earning assets	1,404,947	55,177	3.93%	1,230,613	50,846	4.13%

Non-interest earning assets	95,818			91,975

Total assets	$1,500,765			$1,322,588

Interest bearing Liabilities:
Interest bearing transaction accounts	$153,327	$278	0.18%	$130,247	$238	0.18%
Money market and savings deposits	390,185	963	0.25%	361,486	1,027	0.28%
Certificates of deposit	61,048	216	0.35%	65,943	255	0.39%

Total interest bearing deposits	604,560	1,457	0.24%	557,676	1,520	0.27%
Subordinated debentures	9,556	431	4.45%	9,368	485	5.11%
Securities sold under agreements to repurchase	13,579	34	0.25%	24,376	74	0.30%

Total borrowings	23,135	465	2.01%	33,744	559	1.66%

Total interest bearing liabilities	627,695	1,922	0.31%	591,420	2,079	0.35%

Non-interest bearing demand deposits	704,437			587,637

Total funding sources	1,332,132			1,179,057
Non-interest bearing liabilities	16,133			12,244
Shareholders’ equity	152,500			131,244

Total liabilities and shareholders’ equity	$1,500,765			$1,322,588

Net interest income		$53,255			$48,767

Net interest rate spread (3)			3.62%			3.78%
Net interest margin (4)			3.79%			3.96%
Core net interest margin (5)			3.64%			3.78%

(1)	Average balances of investment securities available-for-sale are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(2)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(3)	Net interest rate spread represents the yield earned on average total interest earning assets less the rate paid on average total interest bearing liabilities.
(4)	Net interest margin is computed by dividing net interest income by average total interest earning assets.
(5)	Core net interest margin is computed by dividing net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and interest recovered or reversed on non-accrual loans, by average total interest-earning assets. See the reconciliation table for core net interest margin.

Average Balances, Interest Income and Expense, Yields and Rates

Years Ended December 31, 2013 and 2012

The following table presents the Company’s average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yield/rate for the periods presented. All average balances are daily average balances (dollars in thousands).

	Years Ended December 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest earning Assets:
Deposits in other financial institutions	$245,102	$732	0.29%	$264,687	$807	0.30%
Investment securities (1)	106,806	1,913	1.79%	111,928	2,421	2.16%
Loans (2)	878,705	48,201	5.49%	606,142	34,268	5.65%

Total interest earning assets	1,230,613	50,846	4.13%	982,757	37,496	3.82%

Non-interest earning assets	91,975			63,420

Total assets	$1,322,588			$1,046,177

Interest bearing Liabilities:
Interest bearing transaction accounts	$130,247	$238	0.18%	$87,923	$184	0.21%
Money market and savings deposits	361,486	1,027	0.28%	278,635	927	0.33%
Certificates of deposit	65,943	255	0.39%	64,964	264	0.41%

Total interest bearing deposits	557,676	1,520	0.27%	431,522	1,375	0.32%
Federal Home Loan Bank borrowings	—	—		—	—
Subordinated debentures	9,368	485	5.11%	3,825	332	8.68%
Securities sold under agreements to repurchase	24,376	74	0.30%	26,027	90	0.35%

Total borrowings	33,744	559	1.66%	29,852	422	1.41%

Total interest bearing liabilities	591,420	2,079	0.35%	461,374	1,797	0.39%

Non-interest bearing demand deposits	587,637			477,792

Total funding sources	1,179,057			936,166
Non-interest bearing liabilities	12,244			7,029
Shareholders’ equity	131,244			99,982

Total liabilities and shareholders’ equity	$1,322,588			$1,046,177

Net interest income		$48,767			$35,699

Net interest rate spread (3)			3.78%			3.43%
Net interest margin (4)			3.96%			3.63%
Core net interest margin (5)			3.78%			3.55%

(1)	Average balances of investment securities available-for-sale are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(2)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(3)	Net interest rate spread represents the yield earned on average total interest earning assets less the rate paid on total average interest bearing liabilities.
(4)	Net interest margin is computed by dividing net interest income by average total interest earning assets.
(5)	Core net interest margin is computed by dividing net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and interest recovered or reversed on non-accrual loans, by average total interest-earning assets. See the reconciliation table for core net interest margin.

Reconciliation of Core Net Interest Margin to Net Interest Margin

The following table represents a reconciliation of GAAP net interest margin to core net interest margin used by the Company. The table presents the information for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2014	2013	2012
Net Interest Income	$53,255	$48,767	$35,699
Less: Interest recovered (reversed) on non-accrual loans	227	(5)	—
Accelerated accretion of fair value adjustments on early loan payoffs	1,789	2,234	836

Core Net Interest Income	$51,239	$46,538	$34,863

Net interest margin	3.79%	3.96%	3.63%
Core net interest margin	3.64%	3.78%	3.55%

Composition of Net Deferred Loan Fees, Costs and Fair Value Discount

The following table reflects the composition of the net deferred loan fees, costs and fair value discounts at December 31, 2014 and 2013 (dollars in thousands):

	Years Ended December 31,
	2014	2013
Accreting discount	$21,726	$7,912
Non accreting loan discount	567	2,683

Acquired loans remaining discount	22,293	10,595
Organic loans net deferred fees	3,471	2,014

Total	$25,763	$12,609

Net Changes in Average Balances, Composition, Yields and Rates

Years Ended December 31, 2014 and 2013

The following table sets forth the composition of average interest earning assets and average interest bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition and yield/rate between these respective periods (dollars in thousands):

	Years Ended December 31,
	2014			2013			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest earning Assets:
Deposits in other financial institutions	$265,076	18.9%	0.34%	$245,102	19.9%	0.29%	$19,974	(1.0)%	0.05%
Investment securities	129,841	9.2%	1.82%	106,806	8.7%	1.79%	23,035	0.6%	0.03%
Loans	1,010,030	71.9%	5.14%	878,705	71.4%	5.49%	131,325	0.5%	(0.35)%

Total interest earning assets	$1,404,947	100.0%	3.93%	$1,230,613	100.0%	4.13%	$174,334		(0.20)%

Funding Sources:
Non-interest bearing demand deposits	$704,437	52.9%		$587,637	49.8%		$116,800	3.0%
Interest bearing transaction accounts	153,327	11.5%	0.18%	130,247	11.0%	0.18%	23,080	0.5%	0.00%
Money market and savings deposits	390,185	29.3%	0.25%	361,486	30.7%	0.28%	28,699	(1.4)%	(0.03)%
Certificates of deposit	61,048	4.6%	0.35%	65,943	5.6%	0.39%	(4,895)	(1.0)%	(0.04)%

Total deposits	1,308,997	98.3%	0.11%	1,145,313	97.1%	0.13%	163,684	1.1%	(0.02)%
Subordinated debentures	9,556	0.7%	4.45%	9,368	0.8%	5.11%	188	(0.1)%	(0.66)%
Securities sold under agreements to repurchase	13,579	1.0%	0.25%	24,376	2.1%	0.30%	(10,797)	(1.0)%	(0.05)%

Total borrowings	23,135	1.7%	2.01%	33,744	2.9%	1.66%	(10,609)	(1.1)%	0.35%

Total funding sources	$1,332,132	100.0%	0.14%	$1,179,057	100.0%	0.18%	$153,075		(0.04)%

Excess of interest earning assets over funding sources	$72,815			$51,556			$21,259
Net interest rate spread			3.62%			3.78%			(0.16)%
Net interest margin			3.79%			3.96%			(0.17)%
Core net interest margin			3.64%			3.78%			(0.15)%

Net Changes in Average Balances, Composition, Yields and Rates

Years Ended December 31, 2013 and 2012

The following table sets forth the composition of average interest earning assets and average interest bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition and yield/rate between these respective periods (dollars in thousands):

	Years Ended December 31,
	2013			2012			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest earning Assets:
Deposits in other financial institutions	245,102	19.9%	0.29%	264,687	26.9%	0.30%	(19,585)	(7.0)%	(0.01)%
Investment securities	106,806	8.7%	1.79%	111,928	11.4%	2.16%	(5,122)	(2.7)%	(0.37)%
Loans	$878,705	71.4%	5.49%	$606,142	61.7%	5.65%	$272,563	9.7%	(0.16)%

Total interest earning assets	$1,230,613	100.0%	4.13%	$982,757	100.0%	3.82%	$247,856		0.31%

Funding Sources:
Non-interest bearing demand deposits	$587,637	49.8%		$477,792	50.9%		$109,845	(1.0)%
Interest bearing transaction accounts	130,247	11.0%	0.18%	87,923	9.4%	0.21%	42,324	1.7%	(0.03)%
Money market and savings deposits	361,486	30.7%	0.28%	278,635	29.7%	0.33%	82,851	1.0%	(0.05)%
Certificates of deposit	65,943	5.6%	0.39%	64,964	6.8%	0.41%	979	(1.3)%	(0.02)%

Total deposits	1,145,313	97.1%	0.13%	909,314	96.8%	0.15%	235,999	0.3%	(0.02)%
Subordinated debentures	9,368	0.8%	5.11%	3,825	0.4%	8.68%	5,543	0.4%	(3.43)%
Securities sold under agreements to repurchase	24,376	2.1%	0.30%	26,027	2.8%	0.35%	(1,651)	(0.7)%	(0.05)%

Total borrowings	33,744	2.9%	1.66%	29,852	3.2%	1.41%	3,892	(0.3)%	0.25%

Total funding sources	$1,179,057	100.0%	0.18%	$939,166	100.0%	0.19%	$239,891		(0.01)%

Excess of interest earning assets over funding sources	$51,556			$43,591			$7,965
Net interest rate spread			3.78%			3.43%			0.35%
Net interest margin			3.96%			3.63%			0.33%
Core net interest margin			3.78%			3.55%			0.23%

Volume and Rate Variance Analysis of Net Interest Income

Years Ended December 31, 2014, 2013 and 2012

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

	December 31, 2014 vs. 2013			December 31, 2013 vs. 2012
	Volume	Rate	Total	Volume	Rate	Total
Deposits in other financial institutions	$60	$134	$194	$15,322	$(1,399)	$13,933
Investment securities	417	39	456	(52)	(23)	(75)
Loans	7,377	(3,696)	3,681	(112)	(396)	(508)

Total interest income	7,854	(3,523)	4,331	15,168	(1,818)	13,350

Interest Expense:
Interest bearing transaction accounts	40	—	40	108	(54)	54
Money market and savings deposits	74	(138)	(64)	266	(166)	100
Certificates of deposit	(16)	(23)	(39)	4	(13)	(9)

Total deposits	98	(161)	(63)	378	(233)	145

Subordinated debentures	9	(63)	(54)	473	(320)	153
Securities sold under agreements to repurchase	(33)	(7)	(40)	(5)	(11)	(16)

Total borrowings	(24)	(70)	(94)	468	(331)	137

Total interest expense	74	(231)	(157)	846	(564)	282

Net Interest Income	$7,780	$(3,292)	$4,488	$14,322	$(1,254)	$13,068

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The net interest margin declined 17 basis points to 3.79% for the year ended December 31, 2014, compared to 3.96% for the year ended December 31, 2013. The decline in net interest margin is primarily due to a 35 basis point decrease in loan yield, offset by a 3 and 4 basis point decline in the money market and savings deposits rate, and certificates of deposits rate, respectively. The lower net interest margin in 2014 is attributable to the continued low interest rate environment, as new loans have been originated at lower interest rates than those loans that have been paid off. This is in addition to a lower level of fair value discounts earned on early payoffs of acquired loans in 2014 compared to 2013. Fair value discounts earned on early payoffs of acquired loans were $1.8 million compared to $2.2 million for 2014 and 2013, respectively. Despite a decline in the net interest margin, net interest income increased $4.5 million mainly due to a higher average loan balance. However, net interest income also included the recovery of $227,000 of interest income on an acquired loan that was on non-accrual status in 2014 and a reversal of $5,000 of interest income on another acquired loan that was put on non-accrual status in 2013. The impact to the Company’s net interest margin from the accelerated accretion and the recovery or reversal of interest income for 2014 and 2013 was 15 basis points and 18 basis points, respectively.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The net interest margin increased 33 basis points to 3.96% for the year ended December 31, 2013, compared to 3.63% for the year ended December 31, 2012. The increase in net interest margin is primarily due to a change in the mix of the Company’s average interest earning assets with loans increasing from 61.7% to 71.4% of total interest earning assets in 2013 and 2012, respectively. This is a direct result of both the acquisition of PC Bancorp having a full year impact on the operating results in 2013 and strong organic loan growth of the Company. Additionally, the higher net interest margin in 2014 is attributable to a higher level of fair value discounts earned on early payoffs of acquired loans in 2013 compared to 2012. Fair value discounts earned on early payoffs of acquired loans were $2.2 million compared to $836,000 for 2013 and 2012, respectively. Net interest income increased $13.1 million mainly due to a higher average loan balance. Net interest income for 2013 included a reversal of $5,000 of interest income on an acquired loan that was put on non-accrual status in 2013. There was no similar activity in 2012. The impact to the Company’s net interest margin from the accelerated accretion and the recovery or reversal of interest income for 2013 and 2012 was 18 basis points and 8 basis points, respectively.

Provision for Loan Losses

The Company maintains an allowance for loan loss (“Allowance”) to provide for probable losses in the loan portfolio. Additions to the Allowance are made by charges to operating expense in the form of a provision for loan losses. All loans that are judged to be uncollectible are charged against the Allowance, while any recoveries are credited to the Allowance.

Provision for loan losses was $2.2 million, $2.9 million and $1.8 million for the year ended December 31, 2014, 2013 and 2012, respectively. Excluding the loans acquired from acquisitions, the Company had $197 million, $137 million and $115 million of net organic loan growth for 2014, 2013 and 2012, respectively. Net charge-offs were $232,000, $1.1 million and $460,000 in 2014, 2013 and 2012, respectively. See further discussion in Balance Sheet Analysis, Allowance for Loan Loss.

Non-interest Income

The following table lists the major components of the Company’s non-interest income (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)		Years Ended December 31,		Increase (Decrease)
	2014	2013	$	%	2013	2012	$	%
Gain (Loss) on sale of securities, net	$(47)	$47	$(94)	(200.0)%	$47	$—	$47	100.0%
Total other-than-temporary impairment losses, net	—	—	—	—%	—	(155)	155	(100.0)%
Gain on sale of SBA loans, net	1,221	1,087	134	12.3%	1,087	50	1,037	2,074%
Deposit account service charge income	2,744	2,377	367	15.4%	2,337	2,130	247	11.6%
Other non-interest income	3,791	3,007	784	26.1%	3,007	1,936	1,071	55.3%

Total Non-Interest Income	$7,709	$6,518	$1,191	18.3%	$6,518	$3,961	$2,557	64.6%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Non-interest income increased $1.2 million or 18.3% mainly due to a an improvement in deposit account service charge income of $367,000, $134,000 increase in gain on sale of SBA loans, and an increase of $784,000 in other non-interest income. Included in other non-interest income in 2014 were increases of $339,000 in transaction referral fees, $132,000 in letters of credit fees, and a $225,000 settlement in the second quarter related to an other real estate owned property sold in 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Non-interest income increased $2.6 million or 64.6% mainly due to a $1.0 million increase in gain on sale of SBA loans, a $247,000 increase in deposit account service charge income and a $1.1 million increase in other non-interest income. The increase in deposit account service charge income is primarily driven by an increase in

DDA account analysis fees coupled with the growth in deposit base resulting from the PC Bancorp acquisition in 2012. The increase in other non-interest income of $1.1 million was mainly due to a one-time $250,000 insurance settlement received in 2013 related to a wire fraud that occurred in 2012, a $208,000 increase in SBA loan servicing income, a $351,000 increase in Bank Owned Life Insurance income, a $244,000 increase in other non-interest loan related fees and an increase in dividend income of $203,000. These increases were partially offset by a decrease in derivative income from the non-hedged swap contracts of $320,000. The reduction of the other-than-temporary impairment losses was the result of the sale of the private issue CMO securities in January of 2013. The gain on sale of investment securities in 2013 included the sale of all of the Company’s private issue CMO securities in the first quarter of 2013.

Non-Interest Expense

The following table lists the major components of the Company’s non-interest expense (dollars in thousands):

				2014 vs. 2013		2013 vs. 2012
	Years Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2014	2013	2012	$	%	$	%
Salaries and employee benefits	$24,820	$21,782	$17,609	$3,038	13.9%	$4,173	23.7%
Stock based compensation expense	1,699	1,088	1,120	611	56.2%	(32)	(2.9)%
Occupancy	4,112	4,194	3,564	(82)	(2.0)%	630	17.7%
Data processing	1,968	1,868	1,905	100	5.4%	(37)	(1.9)%
Legal and professional	2,006	2,166	1,350	(160)	(7.4)%	816	60.4%
FDIC deposit assessment	844	880	719	(36)	(4.1)%	161	22.4%
Merger related expenses	2,302	43	3,058	2,259	5,253.5%	(3,015)	(98.6)%
OREO expenses	15	95	343	(80)	(84.2)%	(248)	(72.3)%
Office services expenses	1,026	1,034	1,127	(8)	(0.8)%	(93)	(8.3)%
Other operating expenses	4,593	4,490	3,705	103	2.3%	785	21.2%

Total non-interest expense	$43,385	$37,640	$34,500	$5,745	15.3%	$3,140	9.1%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Non-interest expense increased by $5.7 million, or 15.3% mainly due to a $3.0 million increase in salaries and employee benefits, a $611,000 increase in stock based compensation expense and a $2.3 million increase in merger related expenses related to the 1st Enterprise merger. The increase in salaries and employee benefits was attributable to the accrual of bonus and retention incentives related to the 1st Enterprise merger, as well as an increase in the number of full time employees from 175 at December 31, 2013 to 250 at December 31, 2014. The increase in stock based compensation expense reflects the delay in the annual granting of stock-based compensation in 2013 and additional expense from the granting of stock awards to new executives and employees after the 1st Enterprise merger in 2014. Merger related expenses included legal fees, investment banking fees, professional fees and contract termination fees.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Non-interest expense increased by $3.1 million, or 9.1% mainly due to a $4.2 million increase in salaries and employee benefits, $630,000 increase in occupancy expense, $816,000 increase in legal and professional expenses, offset by a $3.0 million decrease in merger related expenses. The increase in salaries and employee benefits is due to an increase in average staffing levels during 2013 as a direct result from the PC Bancorp acquisition in July 2012. The Company had 175 full time employees at December 31, 2013 compared to 167 at December 31, 2012. The increase in occupancy cost is due to the acquisition of a branch and office space located in Anaheim and a branch located in Irvine in conjunction with the PC Bancorp acquisition. Occupancy cost for

2013 includes rent, depreciation, utilities, repairs and maintenance for the Anaheim and Irvine locations for the full year of 2013. The increase in legal and professional cost is due to a $207,000 increase in legal fees associated with the establishment of a holding company and litigation matters acquired from PC Bancorp, a $354,000 increase in audit fees due to an increase in the number of internal audits conducted in 2013 compared to 2012 and a $255,000 increase in consulting fees due to the Company’s hiring of two former PC Bancorp executives who provided services to the Company beginning in August 2012.

Income Taxes

The effective tax rate was 41.9%, 33.9% and 49.1% for the year ended December 31, 2014, 2013 and 2012, respectively. The higher effective tax rate for 2014 and 2012 is primarily due to the inclusion of significant non-deductible merger costs which were not subject to the same percentage of tax deductibility. Specifically for 2014, the higher effective tax rate is also attributable to the discontinuance of the California net interest deduction on loans within designated enterprise zones beginning January 1, 2014. Further, the Company’s effective tax rate for all years is impacted by the increase in cash surrender value of bank owned life insurance policies which is excluded from taxable income and the Company has invested in Qualified Affordable Housing Projects “LIHTC” that generate tax credits and benefits for the Company. The Company operates in the Federal and California jurisdictions and the blended statutory tax rate for Federal and California income taxes is 42.05% for 2014 and 2013, and 41.15% for 2012.

Reconciliation of Core Net Income to Net Income

The Company utilizes the term Core Net Income, a non-GAAP financial measure. CU Bancorp’s management believes Core Net Income is useful because it is a measure utilized by market analysts to understand the effects of merger- related expenses and provides an alternative view of the Company’s performance over time and in comparison to the Company’s competitors. Core net income should not be viewed as a substitute for net income. A reconciliation of CU Bancorp’s Net Income to Core Net Income is presented in the table below for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2014	2013
Net Income Available to Common Shareholders	$8,784	$9,785
Add back: Merger expenses, net	1,952	43
Add back: Severance and retention, net	693	—

Core Net Income Available to Common Shareholders	$11,429	$9,828

Core net income available to common shareholders increased by $1.6 million compared to 2013. The increase in the Company’s core net income during 2014 represented a significant increase in the level of profitability that was driven by quality loan growth, enhanced by the synergies from previous years’ mergers. These results for 2014 reflect the benefit of our increased scale, which provided the Company the opportunity to realize additional operating leverage, as the loan portfolio expanded from both acquisition and organic loan growth in 2014.

FINANCIAL CONDITION

Balance Sheet Analysis

Total assets increased $857 million for the year ended December 31, 2014 to $2.3 billion with net loan growth of $691.5 million, an increase of $120.5 million in investment securities available-for-sale, at fair value, an increase of $47.1 million increase in investment securities held-to-maturity, a $17.5 million increase in Bank owned life insurance and a $51.7 million increase in goodwill. All increases are a direct result of the 1st Enterprise merger in 2014, with the exception of net organic loan growth of $197 million during 2014. These increases were offset by a net decrease of $108.7 million of cash and cash equivalents and certificates of deposits in other financial institutions due to the use of excess liquidity to fund organic loan growth during 2014. Net organic loan growth during the period was $197 million, partially offset by $58.8 million in runoff of purchased loans from the COSB, PC Bancorp acquisitions and 1st Enterprise merger. Loan growth for the year of 2014 was across all loan types due to the similarity of loan composition between California United Bank and 1st Enterprise.

Excluding the deposits acquired from 1st Enterprise, funding the asset growth for the Company for 2014 was the growth in deposits of $26.5 million and earnings of $8.9 million. Further, the deposits growth of $26.5 million is the result of a $55.5 million increase in non-interest bearing deposits offset by a $32 million decrease in money market and savings deposits. At December 31, 2014 and December 31, 2013, non-interest bearing deposits represented 53% and 51% of total deposits, respectively.

Investment Securities

In order to maintain the Company’s goal of maintaining a high degree of both on-balance sheet and off-balance sheet liquidity, the Company maintains a portion of its investment securities in both readily saleable securities and/or securities that can be pledged as collateral for one or a combination of the Company’s credit facilities. The Company invests in U.S. Treasury Notes, U.S. Agency and U.S. Sponsored Agency issued AAA and AA rated investment-grade callable and non-callable bonds, mortgage-backed pass through securities, asset backed securities and collateralized mortgage obligation “CMO” securities, investment grade corporate bond securities and investment grade municipal securities.

The Company also maintains investable funds with other financial institutions in the form of overnight interest bearing money market accounts and short term maturity certificates of deposit with insured financial institutions. Throughout both 2014 and 2013, the Company has maintained a significant portion of its overnight liquidity directly with the Federal Reserve Bank. At December 31, 2014 the Company had $60.1 million on deposit with the Federal Reserve.

Securities owned by the Company may also be pledged in connection with the Company’s securities sold under agreements to repurchase program that is offered to the Company’s business deposit customers in which a minimum of 102% of the borrowings are collateralized by the fair market value of the investment securities. As of December 31, 2014 and 2013, the carrying value of securities pledged in connection with securities sold under agreements to repurchase was $32.3 million and $12 million, respectively. Securities with a market value of $12.6 million and $11 million were pledged to secure a certificate of deposit of $10 million with the State of California Treasurer’s office throughout 2014 and 2013. Securities with a market value of $42.2 million and $29 million were pledged to secure outstanding standby letters of credit confirmed/issued by a correspondent bank for the benefit of our customers in the amounts of $33.7 million and $22 million at December 31, 2014 and December 31, 2013, respectively. Securities with a market value of $1.1 million and $275,000 were pledged to secure local agency deposits at December 31, 2014 and 2013, respectively. Securities with a market value of $17.8 million and $5.2 million were pledged to secure our Federal Reserve credit facility at December 31, 2014 and 2013, respectively. Securities with a market value of $23.3 million were pledged in connection with its credit facility with the Federal Home Loan Bank “FHLB” at December 31, 2014. The Company had no securities pledged in connection with its credit facility with the FHLB in 2013. Securities with a market value of $18.4 million were pledged in connection with bankruptcy accounts in December 2014. Securities with a market value of $1.1 million were pledged in connection with interest rate swaps acquired from the 1st Enterprise merger.

As of December 31, 2014 and 2013, the Company’s investment securities portfolio consisted of the following, by issuer (dollars in thousands):

Securities Portfolio at Fair Value, by Issuer

	December 31, 2014	December 31, 2013
Small Business Administration “SBA”	$54,487	$50,905
U.S. Treasury	20,025	—
Government National Mortgage Association “GNMA”	62,108	27,378
Corporate Bonds — Various Companies	4,120	5,211
Federal National Mortgage Association “FNMA”	64,106	10,233
Municipals — Various State and Political Subdivisions	48,208	3,628
Federal Home Loan Bank “FHLB”	1,030	1,041
Federal Home Loan Mortgage Corporation “FHLMC”	9,649	3,923
Federal Farm Credit Bank “FFCB”	1,008	3,111
Federal Deposit Insurance Corporation “FDIC”	708	1,058
Sallie Mae “SLMA”	8,672	—

Total	$274,121	$106,488

The Corporate Bonds in the above table were issued by two individual companies, and the Municipals include securities issued by one hundred and thirty separate municipalities.

The securities issued by the U.S. Treasury of $20.0 million, SBA of $54.5 million and GNMA of $62.1 million, are fully guaranteed as to the timely payment of both principal and interest by the United States Government. The security issued by the FDIC of $708,000 is fully guaranteed as to the payment of principal and interest by the FDIC.

As part of the merger with 1st Enterprise Bank in 2014, the Company acquired $154.4 million of investment securities which consisted of 208 individual securities. The Company sold a number of these securities shortly after the merger. The securities sold included two corporate bonds with a fair value of $10.2 million, one municipal security with a fair value of $218,000 and eight mortgage backed securities with a fair value of $4.27 million. No gains or losses associated with the disposition of these securities were recorded.

As of December 31, 2014, the Company had unrealized gains of $1.7 million and unrealized losses of $1.4 million on its investment securities portfolio. The Company regularly evaluates the unrealized losses on its securities as to whether they are temporary or other-than-temporary. At December 31, 2014, the Company determined that there was no Other-Than-Temporary-Impairment (OTTI) within its investment securities portfolio. The Company regularly assesses its securities portfolio and there can be no assurance that there will not be impairment charges in the future.

Composition of Securities Available-for-Sale and Held-to-Maturity, at Fair Value

Available-for-Sale	At December 31, 2014
(Dollars in thousands)	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Govt Agency and Sponsored Agency — Note Securities	$2,038	.7%	$4,152	3.9%	$18,911	16.0%
U.S. Treasury Note	20,025	7.3%	—	—%	—	—%
U.S. Govt Agency — SBA Securities	54,487	19.9%	50,905	47.8%	42,979	36.4%
U.S. Govt Agency — GNMA Mortgage-Backed Securities	29,342	10.7%	27,378	25.7%	22,960	19.4%
U.S. Govt Sponsored Agency — CMO & Mortgage-Backed Securities	107,228	39.12%	15,214	14.3%	13,031	11.0%
Corporate Securities	4,120	1.5%	5,211	4.9%	10,546	8.9%
Municipal Securities	1,050	.4%	3,628	3.4%	6,816	5.8%
Asset Backed Securities	8,672	3.2%	—	—%	—	—%
Private Issue CMO Securities	—	—%	—	—%	2,910	2.5%
Held-to- Maturity
Municipal Securities	47,159	17.2%	—	—%	—	—%

Total	$274,121	100.0%	$106,488	100.0%	$118,153	100.0%

The amortized cost, estimated fair value and average yield of debt securities at December 31, 2014, are reflected in the table below. Maturity categories are determined as follows:

•	U.S. Govt. Agency, U.S. Treasury Notes and U.S. Govt. Sponsored Agency — bonds and notes — maturity date

•

U.S. Gov. Sponsored Agency CMO or Mortgage-Backed Securities, U.S. Govt. Agency GNMA Mortgage-Backed Securities, Asset Backed Securities and U.S. Govt. Agency SBA Securities, — estimated cash flow taking into account estimated pre-payment speeds

•	Investment grade Corporate Bonds and Municipal securities — maturity date

Although U.S. Government Agency, U.S. Government Sponsored Agency mortgage-backed and CMO securities have contractual maturities through 2048, the expected maturity will differ from the contractual maturities because borrowers or issuers may have the right to prepay such obligations without penalties.

(Dollars in thousands)	Maturing
Available-for-Sale	One year or less	Weighted Average Yield	After one year thru five years	Weighted Average Yield	After five years thru ten years	Weighted Average Yield	After ten years	Weighted Average Yield	Balance as of December 31, 2014	Weighted Average Yield	% to total
U.S. Government Agency Securities	1,008	.39%	1,030	.80%	—	—%	—	%	2,038	.60%	.7
U.S. Government SBA Securities	5,964	1.77%	18,901	1.88%	20,286	2.18%	9,336	2.02%	54,487	2.01%	19.9
U.S. Government GNMA Mortgage-Backed Securities	7,669	1.30%	13,961	1.52%	5,235	1.80%	2,477	2.34%	29,342	1.58%	10.70
U.S. Government Agency CMO & Mortgage-Backed Securities	13,826	1.82%	50,158	2.03%	28,197	2.17%	15,047	2.89%	107,228	2.19%	39.12
Corporate Securities	—	—%	4,120	2.18%	—	—%	—	—%	4,120	2.18%	1.5
Municipal Securities		%	1,050	1.81%	—	—%	—	—%	1,050	1.81%	.4
U.S. Treasury Note	—	—%	20,025	.51%	—	—%	—	—	20,025	.51%	7.3
Asset Backed Securities	—	—%	—	—%	8,672	.61%	—	—	8,672	.61%	3.2
Held-to-Maturity										%
Municipal Securities	6,030	1.57%	23,566	1.56%	17,563	1.73%	—	—	47,159	1.62%	17.2

Total	$34,497	1.70%	$132,811	1.63%	$79,953	1.88%	$26,860	2.55%	$274,121	1.80%	100%

Lending

The following table presents the composition of the loan portfolio at the dates indicated (dollars in thousands):

	December 31,
	2014	2013	2012	2011	2010
Commercial and Industrial Loans:	$528,517	$299,473	$262,637	$185,629	$170,601

Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	339,309	197,605	181,844	85,236	71,162
Other Nonresidential Properties	481,517	271,818	246,450	97,730	87,424
Construction, land development and other land	72,223	47,074	48,528	34,380	25,952
1-4 Family Residential Properties	121,985	65,711	62,037	38,674	43,790
Multifamily Residential Properties	52,813	33,780	31,610	25,974	14,201

Total Loans Secured by Real Estate	1,067,847	615,988	570,469	281,994	242,529

Other Loans:	28,359	17,733	21,779	21,637	8,133

Total Loans	$1,624,723	$933,194	$854,885	$489,260	$421,263

The following table is a breakout of the Company’s gross loans stratified by the industry concentration of the borrower by their respective NAICS code at the dates indicated (dollars in thousands):

	December 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Real Estate	$744,663	46%	$381,830	41%
Manufacturing	161,233	10%	83,319	9%
Wholesale	124,336	8%	60,291	6%
Construction	113,763	7%	62,835	7%
Finance	96,074	6%	46,393	5%
Hotel/Lodging	88,269	5%	76,143	8%
Professional Services	64,215	4%	49,739	5%
Other Services	45,781	3%	21,448	2%
Healthcare	43,917	3%	38,662	4%
Retail	35,503	2%	23,157	2%
Administrative Services	28,016	2%	15,218	2%
Restaurant/Food Service	24,525	2%	35,244	4%
Transportation	18,158	1%	9,531	1%
Information	15,457	1%	11,709	1%
Education	10,253	1%	10,270	1%
Entertainment	8,284	1%	6,207	1%
Other	2,276	0%	1,198	0%

Total Loans	$1,624,723	100%	$933,194	100%

The Company has experienced consistent growth in its loan portfolio over the past 9  1/2 years since opening in 2005. This loan growth is the result of marketing efforts, principally in our market and adjacent areas, supplemented by strategic acquisitions. In 2014, the Company’s loan portfolio increased by $691.5 million to $1.6 billion at December 31, 2014, an increase of 74% over December 31, 2013. This increase reflects $553.2 million of loans acquired from the 1st Enterprise merger and net organic loan growth of $197 million. Net organic loan growth of $197 million was partially offset by $58.8 million in runoff of acquired loans from the three acquired loan portfolios (COSB, PC Bancorp and 1st Enterprise). This compares with $137 million of net organic loan growth in 2013 primarily from new business relationships complemented by growth of existing relationships, which was partially offset by $58 million in loan run-off from the two acquired portfolios (PC Bancorp and COSB). Loan growth for the year of 2014 was across all loan types due to the similarity of loan composition between California United Bank and 1st Enterprise.

The Company’s loan customers are primarily based in the Southern California area with geographical distribution primarily in Los Angeles County, Orange County, Ventura County and San Bernardino County.

At least on a quarterly basis, management reviews a report of loan relationships with balances over $3.5 million which constitute 52% and 48% of the Company’s total loan portfolio as of December 31, 2014 and 2013, respectively. At December 31, 2014, there were 17 loan relationships with balances over $10 million, 33 loan relationships of more than $5 million and less than $10 million and 48 loan relationships of more than $3.5 million and less than $5 million. Of the 17 largest loan relationships, 9 were related to real estate lending relationships, 3 were related to commercial and industrial lending relationships and 2 relationships were related to financial services. Compared to December 31, 2013, there were 16 loan relationships with balances over $10 million, 16 loan relationships of more than $5 million and less than $10 million and 32 loan relationships of more than $3.5 million and less than $5 million. Of the 16 largest loan relationships, 9 were related to real estate lending relationships, 7 were related to commercial and industrial lending relationships and 1 relationship was concentrated in multifamily loans. The growth in the relationships over $5 million and less than $10 million was primarily from existing customers whose business expanded in the year and relationships acquired from 1st Enterprise. As of December 31, 2014 and 2013, the average outstanding loan principal balance was $774,000 compared to $695,000.

The Company had 51 commercial banking relationship managers and 9 commercial real estate relationship managers at December 31, 2014, compared to 35 commercial banking relationship managers and 5 commercial real estate relationship managers at December 31, 2013. The Company’s commercial and industrial line of credit utilization was approximately 47% and 49% as of December 31, 2014 and 2013, respectively.

The Company provides commercial loans, including working capital and equipment financing, real estate loans, including residential and construction and consumer loans, generally to business principals, entrepreneurs and professionals. The Company currently does not offer residential mortgages to consumers other than home equity lines of credit. The Company’s lending has been originated primarily through direct contact with the borrowers by the Company’s relationship managers and/or executive officers. The Company’s credit approval process includes an examination of the collateral, cash flow and debt service coverage of the loan, as well as the financial condition and credit references of the borrower and guarantors, where applicable. The Company’s senior management is actively involved in its lending activities, collateral valuation and review process. The Company obtains independent third party appraisals of real property, securing loans as required by applicable federal law and regulations. There is also a loan committee comprised of senior management and outside directors that monitors the loan portfolio on at least a quarterly basis.

The Company believes that it manages credit risk closely in its loan portfolio and uses a variety of policy and procedure guidelines and analytical tools to achieve its asset quality objectives.

The Company’s real estate construction loans are primarily short-term loans made to finance the construction of commercial real estate and multifamily residential property. On occasion, we make loans to finance the construction of single family residences to established developers and owner-occupiers. We do not engage in any single family tract development lending to real estate developers. Our construction lending is to relationships we know, doing projects the builder/developer has experience with, the majority are with recourse and are rarely speculative in nature.

Of the $72 million in construction, land development and other land loans, 65% are for construction, 1% are for tenant improvement and 34% are for land development.

Our other real estate loans consist primarily of loans made based on the borrower’s cash flow, secured by deeds of trust on commercial and residential property to provide an additional source of repayment in the event of default. Maturities on these loans are generally up to ten years (on an amortization ranging from fifteen to twenty-five years with a balloon payment due at maturity). The interest rates on these commercial real estate loans are either fixed or floating, with many of the loans that have maturities greater than five years having re-pricing provisions that adjust the interest rate to market rates at stated times prior to maturity. Owner-occupied nonresidential properties and other nonresidential properties are composed of 17% office buildings, 53% commercial buildings, 12% retail centers and 17% hotel/resorts/other.

Our commercial and industrial loans are made for the purpose of providing working capital, financing for the purchase of equipment or for other business purposes. Such loans include loans with maturities ranging from sixty days to one year and “term loans” which are loans with maturities normally ranging from one to five years.

Small Business Administration “SBA” loans are loans originated under the guidelines of the U. S. Small Business Administration lending programs. SBA-guaranteed loans may not be made to a small business if the borrower has access to other financing on reasonable terms. These loans are made to finance a small business and its need for working capital, accounts receivable financing, the purchase of equipment and inventory, and or for the purchase of owner-occupied commercial real estate. The Company has a preferred lender status from the SBA to originate SBA loans. The Company acquired its SBA operations with the PC Bancorp acquisition in 2012.

For SBA guaranteed loans, a secondary market exists to purchase the guaranteed portion of these loans with the Company continuing to service the entire loan. The secondary market for guaranteed loans is comprised of investors seeking long term assets with yields that adapt to the prevailing interest rates. These investors are typically financial institutions, insurance companies, pension funds, and other investors that purchase this product. When a decision to sell the guaranteed portion of an SBA loan is made by the Company, bids are solicited from secondary market investors and the loan is normally sold to the highest bidder.

Other loans include personal loans that are generally made for the purpose of financing investments, various types of consumer goods and other personal purposes. Also included are loans to non-depository financial institutions.

Outstanding unused loan commitments consist primarily of commercial, construction and home equity lines of credit which have not been fully disbursed, as well as some standby letters of credit which generally support lease or other direct obligations. Based upon our experience, the outstanding unused loan commitments are expected to decrease in line with increases in loan demand, subject to economic conditions. During 2014, the Company’s percentage of commercial unused loan commitments to total commercial loan commitments has increased slightly. The Company had $662 million in outstanding unused loan commitments, and $58 million in outstanding standby and performance letters of credit, with total off-balance sheet commitments totaling $720 million at December 31, 2014. Comparatively, the Company had $305 million in outstanding unused loan commitments, and $41 million in outstanding standby and performance letters of credit, with total off-balance sheet commitments totaling $346 million at December 31, 2013. The year over year increase is consistent with the continuous growth of the Company’s loan portfolio and customer relationships combined with the 1st Enterprise merger.

We do not have any concentrations in our loan portfolio by industry or group of industries, except for the level of loans that are secured by real estate as presented in the table above. In addition, we have not made any loans to finance leveraged buyouts or for highly leveraged transactions.

The following tables set forth the maturity distribution of the Company’s outstanding loans at December 31, 2014 and 2013. In addition, the table shows the distribution of loans with current predetermined interest rates (loans that are either fixed rate or loans that are either at or below their floor rate) and those with variable (floating) interest rates. The Company currently utilizes the Wall Street Journal Prime Rate, the 5 year U.S. Treasury Rate, the 5 year FHLB Seattle Rate, the 5 year LIBOR Swap Rate, the 3 Year LIBOR Swap Rate and the One-Month LIBOR to price its variable rate loans. As of December 31, 2014, we had 27 loans with an outstanding total balance of $17 million with remaining maturities greater than twenty years. As of December 31, 2013, we had 89 loans with an outstanding total balance of $45 million with remaining maturities greater than twenty years.

(Dollars in thousands)	Maturing
	Within One Year	One to Five Years	After Five Years	Total
As of December 31, 2014
Commercial and Industrial	$309,577	$166,462	$52,478	$528,517
Owner-Occupied Nonresidential Properties	17,332	94,313	227,664	339,309
Other Nonresidential Properties	29,338	114,761	337,418	481,517
Construction, Land Development and Other Land	33,378	33,788	5,057	72,223
1-4 Family Residential Properties	26,738	28,769	66,478	121,985
Multifamily Residential Properties	10,739	23,231	18,843	52,813
Other	18,243	4,935	5,181	28,359

Total	$445,345	$466,259	$713,119	$1,624,723

Loans with pre-determined interest rates (1)	$181,529	$318,712	$384,089	$884,330
Loans with floating or adjustable interest rates	263,816	147,547	329,030	740,393

Total Loans	$445,345	$466,259	$713,119	$1,624,723

(1)	Includes approximately $453 million of variable rate loans that are either at or below their floor.

Impaired Loans, Non-Accrual Loans. At December 31, 2014, the Company had 20 loans on non-accrual totaling $3.9 million, or 0.24% of total loans. At December 31, 2013, the Company had 29 loans on non-accrual totaling $9.6 million, or 1.02% of total loans. Approximately 67% of the non-accrual loans balance is made up of 15 commercial and industrial loans totaling $2.6 million at December 31, 2014, compared to 39% consisting of 17 commercial and industrial loans totaling $3.7 million at December 31, 2013. The reduction in the non-accrual loans balance from 2013 is due to sales, payoffs and charge-offs. All loans classified as impaired have been placed on non-accrual status. There were no non-performing assets or loans greater than 90 days past due and accruing interest as of December 31, 2014 and 2013.

The following is a summary of our asset quality data and key ratios at the dates indicated (dollars in thousands):

	December 31, 2014	December 31, 2013
Loans originated by the Bank on non-accrual	$2,131	$1,657
Loans acquired through acquisition that are on non-accrual	1,778	7,899

Total non-accrual loans	3,909	9,556
Other Real Estate Owned	850	—

Total non-performing assets	$4,759	$9,556

Net charge-offs year to date	$232	$1,052
Non-accrual loans to total loans	0.24%	1.02%
Total non-performing assets to total assets	0.21%	0.68%
Allowance for loan losses to total loans	0.78%	1.14%
Allowance for loan losses to total loans accounted at historical cost, which excludes purchased loans acquired by acquisition	1.39%	1.50%
Net year to date charge-offs to average year to date loans	0.02%	0.12%
Allowance for loan losses to non-accrual loans accounted at historical cost, which excludes non-accrual purchased loans acquired by acquisition and related allowance	591.7%	639.8%
Allowance for loan losses to total non-accrual loans	322.6%	111.0%

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

The Company will consider any loan to be impaired when, based upon current information and events, it is probable that interest and principal will not be collected according to the contractual terms of the original loan agreement. In determining impairment, we evaluate, both performing and non-performing loans, which exhibit, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, delinquent loan payments or other indications that the borrowers are experiencing increased financial difficulties. In general, payment delays of less than 90 days or payment shortfalls of less than 1% are deemed insignificant and, for that reason, would not necessarily result in the classification of such loans as impaired. The Company generally considers all non-accrual and troubled debt restructured loans to be impaired. At December 31, 2014 and 2013, all classified loans within the loan portfolio were evaluated for possible impairment, of which 7 loans for a total of $2.7 million were considered to be impaired at December 31, 2014 and 12 loans for a total of $6.3 million were considered to be impaired at December 31, 2013.

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

In addition, the Company has loans classified as substandard of $30.4 million and $27.0 million at December 31, 2014 and 2013, respectively. This balance includes impaired loans of $2.4 million and purchased credit impaired loans of $1.3 million at December 31, 2014, compared to impaired loans of $6.3 million and purchased credit impaired loans of $4.3 million at December 31, 2013. These potential problem loans are loans that have a well-defined weakness based on objective evidence. For these potential problem loans, there is a possibility that the Company could incur some loss if the weakness is not properly corrected. At December 31, 2014 and 2013, management expects full repayment of principal and interest on all loans that are on accrual status.

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

Each quarter the Company reviews the Allowance and makes additional provisions to the Allowance as needed based on a review of the factors discussed above. At December 31, 2014, the allowance for loan loss was $12.6 million, or 0.78% of total loans. This compares with the Allowance at December 31, 2013 of $10.6 million, or 1.14% of outstanding loans. The significant decrease in the allowance ratio is due to the addition of the 1st Enterprise loan portfolio acquired in 2014, which was recorded at fair value at acquisition date with no carryover allowance.

Excluding the acquired loans, the Company’s Allowance as a percentage of loans accounted for at historical cost was 1.39% and 1.50% at December 31, 2014 and 2013, respectively. Maintaining the Allowance at this level reflects a number of factors including the modest improvement and stabilization of the U.S. economy during 2014. Our Allowance as a percentage of loans (accounted for at historical cost) outstanding has declined during 2014 and 2013 as a result of improving qualitative factors related to the current economy.

The Company’s management considered the following factors in evaluating the Allowance at December 31, 2014 and 2013:

•

During the year ended December 31, 2014 there were charge-offs of $692,000 and recoveries of $460,000, compared to the year ended December 31, 2013, there were charge-offs of $1.9 million and recoveries of $860,000.

•	There were 20 non-accrual loans totaling $3.9 million at December 31, 2014, compared to 29 non-accrual loans totaling $9.6 million at December 31, 2013

•	The overall growth and composition of the loan portfolio

•	Changes to the overall economic conditions within the markets in which that Company makes loans

•	Concentrations within the loan portfolio, as well as risk conditions within its commercial and industrial loan portfolio

•	The remaining fair value adjustments on loans acquired through acquisition with special attention to the fair value adjustments associated with the purchased credit impaired loans

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

The Allowance and the reserve for unfunded loan commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. In considering all of the above factors, management believes that the Allowance at December 31, 2014 is adequate. Although the Company maintains its Allowance at a level which it considers adequate to provide for probable charge-offs, there can be no assurance that such charge-offs will not exceed the estimated amounts, thereby adversely affecting future results of operations.

Loans acquired through acquisition are recorded at fair value at acquisition date without a carryover of the related Allowance. Loans acquired with deteriorated credit quality are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect principal and interest payments according to contractual terms. These loans are accounted for under ASC Subtopic 310-30 Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality. Evidence of credit quality deterioration as of the purchase date may include factors such as past due and non-accrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the credit loss or non accretable yield. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.

The following is a summary of activity in the allowance for loan loss and certain pertinent ratios for the periods indicated (dollars in thousands):

	December 31,
	2014	2013	2012	2011	2010
Allowance for loan loss at beginning of year	$10,603	$8,803	$7,495	$5,860	$4,753
Provision for loan losses	2,239	2,852	1,768	1,442	2,524

Net (charge-offs) recoveries:
Loans charged-off:
Commercial and Industrial	(619)	(1,704)	(444)	(482)	—
Construction, Land Development and Other Land	—	—	—	(100)	(1,436)
Commercial and Other Real Estate	(73)	(200)	(233)	—	—
Consumer and Other	—	(8)	(10)	(11)	—

Total loans charged-off	(692)	(1,912)	(687)	(593)	(1,436)

Recoveries:
Commercial and Industrial	354	70	76	786	1
Construction, Land Development and Other Land	—	763	—	—	—
Commercial and Other Real Estate	106	12	139	—	—
Other	—	15	12	—	—

Total recoveries	460	860	227	786	1

Net (charge-offs) recoveries	(232)	(1,052)	(460)	193	(1,435)

Allowance for loan loss at end of year	$12,610	$10,603	$8,803	$7,495	$5,860

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

(Dollars in thousands)	December 31,
	2014		2013		2012		2011		2010
	Allowance for Loan Loss	% of Loans to Total Loans	Allowance for Loan Loss	% of Loans to Total Loans	Allowance for Loan Loss	% of Loans to Total Loans	Allowance for Loan Loss	% of Loans to Total Loans	Allowance for Loan Loss	% of Loans to Total Loans
Commercial and Industrial	$5,864	32.5%	$5,534	32.1%	$4,572	30.7%	$3,541	37.9%	$2,301	40.5%
Construction, Land Development and Other Land	1,684	4.5	1,120	5.0	2,035	5.7	752	7.0	329	6.2
Commercial and Other Real Estate	4,802	61.3	3,886	61.0	2,084	61.1	2,911	50.7	3,107	51.4
Consumer and Other	260	1.7	63	1.9	112	2.5	291	4.4	123	1.9

Total	$12,610	100%	$10,603	100%	$8,803	100%	$7,495	100%	$5,860	100%

Deposits

Deposits are the Company’s long term primary source of core liquidity. Total deposits were $1.9 billion at December 31, 2014, an increase of $715 million or 58% from December 31, 2013. The increase in deposits in 2014 was primarily a result of the $704 million of deposits acquired from the 1st Enterprise merger. Transaction accounts have been defined as non-interest bearing and interest bearing demand deposit accounts. The Company’s core deposits have been defined as non-interest bearing demand deposits, interest-bearing transaction accounts, money market, and savings accounts. However, a majority of the Company’s certificates of deposit are from its core deposit customer base. Due to the nature of the Company’s deposit base with its orientation to business customers, the period end deposit balances may vary compared to the related average deposit balances. At December 31, 2014 the Company had 84 customers with balances that exceeded $4 million (aggregating all related accounts, including multiple business entities and personal funds of business principals), which aggregated to approximately $859 million or 44%, of the Company’s total customer deposit base at December 31, 2014. These deposits are not concentrated in any one of the ten branches, and are not exclusively associated with any of the Company’s 60 relationship managers. While the loss of any combination of these depositors could have a material impact on the condition of the Company, we believe that the Company has the capability to mitigate this risk through additional liquidity sources and business generation.

The following table summarizes the distribution of total deposits by branch as of December 31, 2014 (dollars in thousands):

December 31, 2014
Los Angeles	$324,757
Encino	253,455
West Los Angeles	278,629
Santa Clarita	89,025
Conejo Valley	221,389
South Bay	70,876
Simi Valley	13,066
Anaheim	188,025
Irvine	427,144
Inland Empire	81,327

Total	$1,947,693

The Company experienced growth in all deposit categories during 2014 mainly due to the similarity of the deposits base acquired from 1st Enterprise. Non-interest bearing demand deposits increased by $400 million or 63.3% to $1.0 billion and represented 53.0% of total deposits at December 31, 2014, up from 51.3% at December 31, 2013. Average non-interest bearing demand deposits as a percentage of the Company’s average outstanding deposits were 54% and 51% for the years ended December 31, 2014, 2013, respectively.

The Company’s interest bearing transaction accounts increased by $51 million, or 33% to $207 million as of December 31, 2014 compared to the prior year-end. The overall rate paid by the Company on its interest bearing transaction accounts averaged 0.18% in both 2014 and 2013.

The Company’s money market and savings deposits increased by $263 million or 69%, to $644 million as of December 31, 2014 compared to the prior year-end. The overall rate paid by the Company on its money market and savings deposits averaged 0.25% in 2014 compared to 0.28% in 2013.

The Company’s certificates of deposit increased slightly by $1 million, or 2% to $65 million as of December 31, 2014 compared to the prior year-end. At December 31, 2014, $63 million of total time deposits mature within one year. The increase is the net result of $10 million acquired from 1st Enterprise during 2014, offset by maturity and non-renewal of certificate of deposits acquired as part of the PC Bancorp merger. The overall rate paid by the Company on its certificates of deposit averaged 0.35% in 2014 compared to 0.39% in 2013. Over the past several years, the Company has effectively lowered the rate paid on its maturing certificate of deposits. The Company’s growth in core deposits during the last several years provided the liquidity to absorb the runoff of higher cost certificates of deposit.

The Company’s business is not seasonal in nature and is not dependent upon funds from sources outside the United States. It is the Company’s strategy to rely on deposits from its customers rather than utilizing brokered deposits. Certain types of customers (such as fiduciaries and trustees) may require FDIC insurance coverage greater than what can be offered by one bank under applicable law. In these cases, the Company offers two programs, CDARS® (Certificate of Deposit Account Registry Service) that places certificates of deposit with participating institutions on a reciprocal basis, which means that the Company receives deposits in amounts and at rates equivalent to those its customers place with CDARS® participating banks. The second program Insured Cash Sweep® “ICS®” deposit program provides for the placement of reciprocal non-interest bearing demand deposits with participating institutions. These reciprocal deposits under both programs, while classified on reports to federal regulatory agencies as “brokered deposits” differ substantially from traditional brokered deposits because they are equivalent to deposits placed by the Company’s customers. These “reciprocal” transactions are facilitated by Promontory Interfinancial Network, LLC. CDARS® and ICS® reciprocal deposits are not considered brokered deposits for calculation of FDIC insurance premiums. At December 31, 2014 and 2013, these CDARS® and ICS® reciprocal deposits were the only brokered funds held by the Company. The Company has continued to use these programs for customers that must have full FDIC coverage on their deposit balances. CDARS® certificates of deposit balances remained at $29 million at December 31, 2013 and 2014. During 2013, the Company had one customer that had been maintaining a balance of $14 million in the Company’s repo program, transfer their full balance into the CDARS program. The Company began offering the ICS® program during 2013, and has a balance of $12.4 million at December 31, 2014. The Company does not engage in any advertising of its certificates of deposit products.

The following table summarizes the distribution of the average deposit balances and the average rates paid on deposits during the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	Analysis of Average Deposits
	Years Ended December 31,
	2014		2013		2012
	Amount	% Rate	Amount	% Rate	Amount	% Rate
Non-interest bearing demand deposits	$704,437	—%	$587,637	—%	$477,792	—%
Interest-bearing transaction deposits	153,327	0.18%	130,247	0.18%	87,923	0.21%
Money market and savings deposits	390,185	0.25%	361,486	0.28%	278,635	0.33%
Time deposits	61,048	0.35%	65,943	0.39%	64,964	0.41%

Total Deposits	$1,308,997	0.11%	$1,145,313	0.13%	$909,314	0.15%

Securities Sold Under Agreements to Repurchase

The Company has developed an overnight sweep program in order to accommodate several of our sophisticated business customers, many of whom act as fiduciaries, and thus require additional security in excess of FDIC insurance limits. Under this overnight sweep program, excess funds over a specified amount in the customers demand deposit account are automatically swept into securities sold under agreements to repurchase, (“repos”). For these business customers, the Company enters into certain transactions, the legal forms of which are sales of securities under agreements to repurchase at a later date at a set price. Repos are classified as secured borrowings and generally mature the next business day (“overnight repos”) but may extend the maturity up to 180 days (“term repos”) from the issue date. The Company’s repos at December 31, 2014 and 2013 have been concentrated in the overnight repo program. Under the overnight repo program, the Company’s business deposit customer’s have their excess deposit balances over an established limit automatically swept into this product on an overnight basis. The following business day, the repos mature and the matured fund balances are re-deposited back into the customer’s demand deposit account. At December 31, 2014, the Company had $9.4 million in the overnight repo program (repos maturing on January 2, 2014). The repo balances decreased by $1.7 million, or 15%, to $9.4 million at December 31, 2014, from the $11.1 million at December 31, 2013. The Company pledges certain investment securities as collateral for the Repo program. Securities with a fair market value of $32.3 million and $11.8 million were pledged to secure the repos at December 31, 2014 and 2013, respectively. The Company considers the funds maintained under the overnight repo program to be a stable and reliable source of funding for the Company. The Company does not advertise this product and generally limits it to businesses and other sophisticated customers.

Details regarding the Company’s repos are reflected in the table below (dollars in thousands):

	2014			2013			2012
	Balances at Year- end	Average Balance	Weighted Average Rate	Balances at Year- end	Average Balance	Weighted Average Rate	Balances at Year- end	Average Balance	Weighted Average Rate
Securities sold under agreements to repurchase	$9,411	$13,579	0.19%	$11,141	$24,376	0.30%	$22,857	$26,027	0.29%

The maximum amount of outstanding repos at any month-end was $15.7 million, $30.0 million and $32.5 million in 2014, 2013 and 2012, respectively.

Capital Resources

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

The Company currently includes in Tier 1 capital an amount of subordinated debentures equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity less goodwill, core deposit intangibles and a portion of the SBA servicing assets. On July 2, 2013, the Board of Governors of the Federal Reserve System (“Federal Reserve”) approved a final rule (the “Final Rule”) that revises the current capital rules for U.S. banking organizations including the capital rules for the Company. The FDIC adopted the rule as an “interim final rule” on July 9, 2013. The Final Rule implements the regulatory capital reforms recommended by the Basel Committee. The Final Rule permanently grandfathers non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the Tier 1 Risk-Based Capital of banking organizations with total consolidated assets less than $15 billion as of December 31, 2009, such as the Company. As a result the Company’s trust preferred securities will continue to be included in Tier 1 Risk-Based Capital. The Company also currently includes in its Tier 1 capital an amount of Non-Cumulative Perpetual Preferred Stock, Series A issued under the SBLF program. The U.S. Department of the Treasury is the sole holder of all outstanding shares of CU Bancorp Preferred Stock. Under the Final Rule, the CU Bancorp Preferred Stock will continue to be included in Tier 1 Risk-Based Capital.

As of December 31, 2014, the Company and the Bank are categorized as well-capitalized under the regulatory framework for Prompt Corrective Action. To be categorized as well-capitalized the Company and Bank must maintain minimum Total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios, as set forth in the following table.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts (as set forth in the table below) of Total capital and Tier 1 capital (as defined in the regulations) and ratios of Total capital and Tier 1 capital to risk-weighted assets (as defined) and to average assets (as defined).

The following tables present the Total Risk-Based Capital Ratio, Tier 1 Risk-Based Capital Ratio and the Tier 1 Leverage Ratio of the Consolidated Company in addition to the Bank as of December 31, 2014, and December 31, 2013, and compare the actual ratios to the capital requirements imposed by government regulations. All amounts reflected in the table below are stated in thousands, except percentages:

CU Bancorp Consolidated:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total Risk-Based Capital Ratio	$231,228	11.61%	$159,363	8.0%	$199,204	10.0%
Tier 1 Risk-Based Capital Ratio	218,147	10.95%	79,682	4.0%	119,523	6.0%
Tier 1 Leverage Ratio	218,147	12.92%	67,564	4.0%	84,455	5.0%

As of December 31, 2013
Total Risk-Based Capital Ratio	$145,372	12.80%	$90,844	8.0%	$113,555	10.0%
Tier 1 Risk-Based Capital Ratio	134,440	11.84%	45,422	4.0%	68,133	6.0%
Tier 1 Leverage Ratio	134,440	9.57%	56,172	4.0%	70,215	5.0%

California United Bank:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total Risk-Based Capital Ratio	$223,112	11.20%	$159,300	8.0%	$199,125	10.0%
Tier 1 Risk-Based Capital Ratio	210,031	10.55%	79,650	4.0%	119,475	6.0%
Tier 1 Leverage Ratio	210,031	12.44%	67,532	4.0%	84,415	5.0%

As of December 31, 2013
Total Risk-Based Capital Ratio	$135,682	11.96%	$90,772	8.0%	$113,465	10.0%
Tier 1 Risk-Based Capital Ratio	124,750	10.99%	45,386	4.0%	68,079	6.0%
Tier 1 Leverage Ratio	124,750	8.90%	56,082	4.0%	70,102	5.0%

Liquidity

The following table provides a summary of the Bank’s primary and secondary liquidity levels at the dates indicated (dollars in thousands):

	December 31, 2014	December 31, 2013
	Amount	Amount
Primary Liquidity — On Balance Sheet:
Cash and due from banks	$33,996	$23,156
Interest-earning deposits in other financial institutions	98,590	218,131
Investment securities available-for-sale	226,962	106,488
Less: pledged cash and due from banks	(1,500)	(1,500)
Less: pledged investment securities	(148,805)	(92,800)

Total primary liquidity	$209,243	$253,475

Ratio of primary liquidity to total deposits	10.7%	21.5%

Additional Liquidity Not Included In Primary Liquidity :
Certificates of deposit in other financial institutions	$76,433	$60,307
Less: Certificate of deposits pledged	(2,731)	(4,341)

Total additional liquidity	$73,702	$55,966

Secondary Liquidity — Off-Balance Sheet:
Available Borrowing Capacity:
Total secured borrowing capacity with FHLB	$484,669	$292,000
Fed Funds borrowing lines	71,000	54,500
Secured credit line with the FRBSF	17,528	5,245

Total secondary liquidity	$446,215	$351,745

As of December 31, 2014, the Company’s primary overnight source of liquidity consisted of the balances reflected in the table above. The Company’s primary liquidity consisted of cash and due from banks and interest-earning deposits in other financial institutions. The amount of funds maintained directly with the Federal Reserve included in interest-earning deposits in other financial institutions was $60.1 million and $197.7 million, at December 31, 2014 and December 31, 2013, respectively. The next source of liquidity is the Company’s collateralized borrowings and unsecured borrowing facilities. In addition, the Company has $76.4 million of certificates of deposits in other financial institutions where the weighted average maturity is approximately 5.9 months that could be utilized over time to supplement the liquidity needs of the Company.

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

As an additional source of liquidity, the Company maintains credit facilities, “Fed Funds Borrowing Lines,” of $71 million and $54.5 million at December 31, 2014 and December 31, 2013, respectively, with its primary correspondent banks for the purchase of overnight Federal funds. The lines are subject to availability of funds and have restrictions as to the number of days and length used during a month. At December 31, 2014 and December 31, 2014, $5 million of these credit facilities required the pledging of investment securities collateral.

The Company has established a secured credit facility with the FHLB of San Francisco which allows the Bank to borrow up to 25% of the Bank’s total assets, which equates to a credit line of approximately $362.7 million at December 31, 2014. The Company currently has no outstanding borrowings with the FHLB. As of December 31, 2014, the Company had $952.1 million of loan collateral pledged with the FHLB. This level of loan collateral would provide the Company with $462.9 million in borrowing capacity. Any amount of borrowings in excess of the $462.9 million would require the Company to pledge additional collateral. In addition, the Company must maintain a certain investment level in the common stock of the FHLB. The Company’s investment in the common stock of the FHLB is $8 million at December 31, 2014. This level of capital would allow the Company to borrow up to $170.5 million. Any advances from the FHLB in excess of the $170.5 million would require additional purchases of FHLB common stock. The Company had $23.3 million pledged with the FHLB at December 31, 2014.

The Company maintains a secured credit facility with the Federal Reserve Bank of San Francisco (“FRBSF”) which is collateralized by investment securities pledged with the FRB. At December 31, 2014, the Company’s available borrowing capacity was $17.5 million.

The Company maintains investments in certificates of deposit with other financial institutions, with various balances maturing monthly. The Company had balances of $76.4 million and $60.3 million at December 31, 2014 and December 31, 2013, respectively. At December 31, 2014, $2.7 million of the Company’s certificates of deposit with other financial institutions were pledged as collateral as credit support for the interest rate swap contracts and are not available as a source of liquidity.

At December 31, 2014 and December 31, 2013, $1.5 million of the Company’s due from bank balances was pledged as collateral as credit support for the interest rate swap contracts and is not available as a source of liquidity.

The Company’s commitments to extend credit (off-balance sheet liquidity risk) are agreements to lend funds to customers as long as there are no violations as established in the loan agreement. Many of the commitments are expected to expire without being drawn upon, and as such, the total commitment amounts do not necessarily represent future cash requirements. Financial instruments with off-balance sheet risk for the Company include both undisbursed loan commitments, as well as undisbursed letters of credit. The Company’s exposure to extend credit was $720 million and $346 million at December 31, 2014 and December 31, 2013, respectively.

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

CU Bancorp’s liquidity on a stand-alone basis was $4.6 million and $4.3 million, in cash on deposit at the Bank, at December 31, 2014 and December 31, 2013, respectively. Management believes this amount of cash is currently sufficient to fund the holding company’s cash flow needs over at least the next twelve to twenty-four months.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of December 31, 2014 (amounts in thousands):

	Maturity/Obligation by Period
	Total	Less than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
Deposits	$1,947,693	$1,945,744	$1,949	$—	$—
Securities sold under agreements to repurchase	9,411	9,411	—	—	—
Subordinated debentures	12,372	—	—	—	12,372
Operating leases	19,435	3,186	6,015	4,168	6,066

Total	$1,980,459	$1,957,378	$5,983	$2,045	$15,053

For deposits, securities sold under agreements to repurchase and subordinated debentures, the dollar balances reflected in the table above are categorized by the maturity date of the obligation.

Deposits represent both non-interest bearing and interest bearing deposits. Non-interest bearing demand deposits include demand deposit accounts which represent 53% of the total deposit balances at December 31, 2014. Interest bearing deposits include interest bearing transaction accounts, money market and savings deposits and certificates of deposit.

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

The Company augments its credit review function by engaging an outside party to review our loans twice a year. In 2014, the Company had two loan reviews conducted during the year by an outside third party. The first loan review was based on loan data as of April 30, 2014 and the second review was based on loan data as of September 30, 2014. The final loan review report was issued in August 2014 for the first review and in November 2014 for the second review. The purpose of this review is to assess loan risk ratings, to determine if there is any deterioration in the credit quality of the portfolio and to assess the adequacy of the Allowance.

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

To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, our estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, our evaluation of the inherent loss related to such condition is reflected in the second major element of the Allowance. The relationship of the two major elements of the Allowance to the total Allowance may fluctuate from period to period. Although we have allocated a portion of the Allowance to specific loan categories, the adequacy of the Allowance must be considered in its entirety. See Lending and Allowance for Loan Losses section of Item 7, Management’s Discussion and Analysis on Financial Condition and Results of Operations for further discussion.

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

Variable rate loans make up 73% of the loan portfolio; however, the Company has floors on some of its loans. At December 31, 2014, 37% of variable rate loans are at the floor and thus an increase in the underlying index may not necessarily result in an increase in the coupon until the loans index plus margin exceeds that floor. At December 31, 2014, the Company has approximately $205 million in variable rate loans tied to prime, that are at their interest rate floor. The prime rate index would have to increase by more than 44 basis points on average before the loans would re-price.

The Company had 22 pay-fixed, receive-variable interest rate contracts that were designed to convert fixed rate loans into variable rate loans, with remaining maturities extending out for up to nine years These swaps were acquired as a result of the PC Bancorp acquisition. The majority (twenty of the twenty-two interest rate swap contracts) are designated as accounting hedges at December 31, 2014. The total notional amount of the outstanding swaps contracts as of December 31, 2014 is $29 million. Additionally, at December 31, 2014, the Company has thirteen interest rate swap agreements with customers and thirteen offsetting interest-rate swaps with a counterparty bank that were acquired as a result of the merger with 1st Enterprise on November 30, 2014. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Company a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Company’s earnings. At December 31, 2014, the total notional amount of the Company’s swaps acquired from 1st Enterprise was $35.7 million.

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

The following table is a summary of the Company’s one-year GAP as of the dates indicated (dollars in thousands):

	December 31,
	2014	2013	Increase (Decrease)
Total interest-sensitive assets maturing or repricing within one year (“one-year assets”)	$1,256,339	$831,743	$424,596
Total interest-sensitive liabilities maturing or repricing within one year (“one-year liabilities”)	932,143	618,378	313,765

One-year GAP	$324,196	$213,365	$110,831

The following tables present the Company’s GAP information as of the date indicated (dollars in thousands):

	Maturity or Repricing Data
December 31, 2014	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Three Years	Over Three Years	Non-Interest Bearing	Total
Interest-Sensitive Assets:
Cash and due from banks	$—	$—	$—	$—	$33,996	$33,996
Interest earning deposits in other financial institutions	98,590	—	—	—	—	98,590
average yield	0.30%	—	—	—	—	0.30%
Certificates of deposit in other financial institutions	23,560	52,873		—	—	76,433
average yield	0.52%	0.66%		—	—	0.62%
Investment securities	9,974	65,077	62,241	136,817	—	274,109
average yield	1.56%	1.43%	1.38%	2.32%	—	1.87%
Loans, gross (1)	890,389	115,876	200,705	417,753	—	1,624,723
average yield (2)	3.96%	4.86%	4.67%	4.60%	—	4.28%

Total interest-sensitive assets	$1,022,513	$233,826	$262,946	$554,570	$33,996	$2,107,851

Interest-Sensitive Liabilities:
Non-interest bearing demand deposits	$—	$—	$—	$—	$1,032,634	$1,032,634
Interest-bearing transaction accounts	206,544	—	—	—	—	206,544
average rate	0.17%	—	—	—	—	0.17%
Money market and Savings deposits	643,675	—	—	—	—	643,675
average rate	0.24%	—	—	—	—	0.24%
Certificates of deposit	11,461	51,514	1,865		—	64,840
average rate (3)	0.30%	0.26%	0.68%		—	0.28%
Securities sold under agreements to repurchase	9,411	—	—	—	—	9,411
average rate	0.20%	—	—	—	—	0.20%
Subordinated debentures	9,538	—	—	—	—	9,538
average rate (4)	4.49%	—	—	—	—	4.49%

Total interest-sensitive liabilities	$880,629	$51,514	$1,865	$—	$1,032,634	$1,966,642

GAP	$141,884	$182,312	$261,081	$554,570	$(998,638)	$141,209

Cumulative GAP	$141,884	$324,196	$585,277	$1,139,847	$141,209

(1)	Variable rate loans at or below their floor are categorized based on their maturity date.
(2)	Excludes amortization of the net deferred loan fees and loan discount accretion.
(3)	Excludes amortization of the fair value adjustments on the PC Bancorp certificates of deposit.
(4)	Includes amortization of the fair value adjustments on these subordinated debentures.

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

The following depicts the Company’s net interest income sensitivity analysis as of December 31, 2014:

Simulated Rate Changes	Estimated Net Interest Income Sensitivity (dollars in thousands)
+ 400 basis points	37.9%	$27,538
+ 100 basis points	9.0%	$6,566
- 200 basis points (1)	(4.4)%	$(3,178)

(1)	The simulated rate change under the -200 basis points reflected above actually reflects only a maximum negative 25 basis points or less decline in actual rates based on the targeted Fed Funds target rate by the government of 0% to 0.25%. The -200 simulation model reflects repricing of liabilities of between 0% to 0.25% with little to no repricing of the Company’s interest earning assets at the current levels.

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

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

a)  Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our fiscal year. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

b)  Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the fiscal quarter that ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO) issued in 2013. Based on our assessment, we believe that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

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

The additional information required by this item will appear in the Company’s definitive proxy statement for the 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”), and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2015 Proxy Statement, if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

Item 11. Executive Compensation

The information required by this item will appear in the 2015 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2015 Proxy Statement, if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120  day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

See Item 14. below.

Item 13. Certain Relationship and Related Transactions, and Director Independence

See Item 14. below

Item 14. Principal Accountant Fees and Services.

Pursuant to General Instruction G(3), the information required to be furnished by ITEMS 12, 13 and 14 of Part III will appear in the 2015 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2015 Proxy Statement, if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

Employee Code of Conduct

CU Bancorp has adopted a Code of Conduct (the CU Bancorp Principles of Business Conduct and Ethics) that applies to all employees, directors and officers, including the Company’s principal executive officer, principal financial and accounting officer. The Code of Conduct is also applicable to the Board of Directors and can also be located on the Company’s website by visiting www.cunb.com under Investor Relations. A copy of the Code of Conduct is available, without charge, upon written request to CU Bancorp, Human Resources, 15821 Ventura Blvd., Suite 100, Encino, CA 91436.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report

Financial Statements

Reference is made to the Index to Financial Statements for a list of financial statements filed as part of this Report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

CU Bancorp

We have audited the accompanying consolidated balance sheets of CU Bancorp and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/McGladrey LLP

Irvine, California

March 13, 2015

CU BANCORP

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2014	2013
ASSETS
Cash and due from banks	$33,996	$23,156
Interest earning deposits in other financial institutions	98,590	218,131

Total cash and cash equivalents	132,586	241,287
Certificates of deposit in other financial institutions	76,433	60,307
Investment securities available-for-sale, at fair value	226,962	106,488
Investment securities held-to-maturity, at amortized cost	47,147	—

Total investment securities	274,109	106,488
Loans	1,624,723	933,194
Allowance for loan loss	(12,610)	(10,603)

Net loans	1,612,113	922,591
Premises and equipment, net	5,377	3,531
Deferred tax assets, net	16,504	11,835
Other real estate owned, net	850	—
Goodwill	63,950	12,292
Core deposit and leasehold right intangibles	9,547	2,525
Bank owned life insurance	38,732	21,200
Accrued interest receivable and other assets	34,916	25,760

Total Assets	$2,265,117	$1,407,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing demand deposits	$1,032,634	$632,192
Interest bearing transaction accounts	206,544	155,735
Money market and savings deposits	643,675	380,915
Certificates of deposit	64,840	63,581

Total deposits	1,947,693	1,232,423
Securities sold under agreements to repurchase	9,411	11,141
Subordinated debentures, net	9,538	9,379
Accrued interest payable and other liabilities	19,283	16,949

Total Liabilities	1,985,925	1,269,892

Commitments and Contingencies (Note 21)
SHAREHOLDERS’ EQUITY
Serial Preferred Stock – authorized, 50,000,000 shares: Series A, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 16,400 shares authorized, issued and outstanding at December 31, 2014 and 0 shares issued and outstanding at December 31, 2013	16,004	—
Common stock – authorized, 75,000,000 shares no par value, 16,683,856 and 11,081,364 shares issued and outstanding at December 31, 2014 and 2013, respectively	226,389	121,675
Additional paid-in capital	19,748	8,377
Retained earnings	16,861	8,077
Accumulated other comprehensive income (loss)	190	(205)

Total Shareholders’ Equity	279,192	137,924

Total Liabilities and Shareholders’ Equity	$2,265,117	$1,407,816

The accompanying notes are an integral part of these financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Interest Income
Interest and fees on loans	$51,882	$48,201	$34,268
Interest on investment securities	2,369	1,913	2,421
Interest on interest bearing deposits in other financial institutions	926	732	807

Total Interest Income	55,177	50,846	37,496

Interest Expense
Interest on interest bearing transaction accounts	278	238	184
Interest on money market and savings deposits	963	1,027	927
Interest on certificates of deposit	216	255	264
Interest on securities sold under agreements to repurchase	34	74	90
Interest on subordinated debentures	431	485	332

Total Interest Expense	1,922	2,079	1,797

Net Interest Income	53,255	48,767	35,699
Provision for loan losses	2,239	2,852	1,768

Net Interest Income After Provision For Loan Losses	51,016	45,915	33,931
Non-Interest Income
Gain (Loss) on sale of securities, net	(47)	47	—
Other-than-temporary impairment losses	—	—	(155)
Gain on sale of SBA loans, net	1,221	1,087	50
Deposit account service charge income	2,744	2,377	2,130
Other non-interest income	3,791	3,007	1,936

Total Non-Interest Income	7,709	6,518	3,961

Non-Interest Expense
Salaries and employee benefits (includes stock based compensation expense of $1,699, $1,088 and $1,120 for the years ended December 31, 2014, 2013 and 2012, respectively)	26,519	22,870	18,729
Occupancy	4,112	4,194	3,564
Data processing	1,968	1,868	1,905
Legal and professional	2,006	2,166	1,350
FDIC deposit assessment	844	880	719
Merger expenses	2,302	43	3,058
OREO valuation write-downs and expenses	15	95	343
Office services expenses	1,026	1,034	1,127
Other operating expenses	4,593	4,490	3,705

Total Non-Interest Expense	43,385	37,640	34,500
Net Income Before Provision for Income Tax Expense	15,340	14,793	3,392

Provision for income tax expense	6,432	5,008	1,665
Net Income	8,908	9,785	1,727
Preferred stock dividends and discount accretion	124	—	—

Net Income available to common shareholders	$8,784	$9,785	$1,727

Earnings Per Share
Basic earnings per share	$0.77	$0.93	$0.21
Diluted earnings per share	$0.75	$0.90	$0.21

The accompanying notes are an integral part of these financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31
	2014	2013	2012
Net Income	$8,908	$9,785	$1,727
Other Comprehensive Income (Loss), net of tax:
Non-credit portion of other-than-temporary impairments arising during the period	—	(22)	464
Net unrealized gains (losses) on investment securities arising during the period	395	(1,577)	40

Other Comprehensive Income (Loss)	395	(1,599)	504

Comprehensive Income	$9,303	$8,186	$2,231

The accompanying notes are an integral part of these financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Years Ended December 31, 2014

(Dollars and shares in thousands)

	Preferred Stock		Common Stock
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2011	—	$—	6,950	$77,225	$6,164	$(3,435)	$890	$80,844

Net Issuance of restricted stock	—	—	110	—	—	—	—	—
Issuance of stock for purchase of PC Bancorp, net of $199 in issuance costs	—	—	3,721	41,660	—	—	—	41,660
Stock based compensation expense related to employee stock options and restricted stock	—	—	—	—	1,120	—	—	1,120
Restricted stock repurchase	—	—	(22)	—	(228)	—	—	(228)
Excess tax deficiency – Stock based compensation	—	—	—	—	(4)	—	—	(4)
Net Income	—	—	—	—	—	1,727	—	1,727
Other Comprehensive Income	—	—	—	—	—	—	504	504

Balance at December 31, 2012	—	—	10,759	$118,885	$7,052	$(1,708)	$1,394	$125,623

Net issuance of restricted stock	—	—	69	—	—	—	—	—
Exercise of stock options	—	—	282	2,790	—	—	—	2,790
Stock based compensation expense related to employee stock options and restricted stock	—	—	—	—	1,088	—	—	1,088
Restricted stock repurchase	—	—	(29)	—	(422)	—	—	(422)
Excess tax benefit – stock based compensation	—	—	—	—	659	—	—	659
Net Income	—	—	—	—	—	9,785	—	9,785
Other Comprehensive (Loss)	—	—	—	—	—	—	(1,599)	(1,599)

Balance at December 31, 2013	—	$—	11,081	$121,675	$8,377	$8,077	$(205)	$137,924

Net issuance of restricted stock		—	168	—	—	—	—	—
Exercise of stock options	—	—	221	2,029	—	—	—	2,029
Issuance of preferred stock for 1st Enterprise merger, net of fair value discount	16,400	15,921	—	—	—	—	—	15,921
Issuance of common stock for 1st Enterprise merger, net of $27 of issuance costs	—	—	5,240	102,685	—	—	—	102,685
Issuance of replacement stock options for 1st Enterprise merger	—	—	—	—	9,561	—	—	9,561
Stock based compensation expense related to employee stock options and restricted stock	—	—	—	—	1,699	—	—	1,699
Restricted stock repurchase	—	—	(26)	—	(471)	—	—	(471)
Excess tax benefit – stock based compensation	—	—	—	—	582	—	—	582
Preferred stock dividends and discount accretion	—	83	—	—	—	(124)	—	(41)
Net Income	—	—	—	—	—	8,908	—	8,908
Other Comprehensive Income	—	—	—	—	—	—	395	395

Balance at December 31, 2014	16,400	$16,004	16,684	$226,389	$19,748	$16,861	$190	$279,192

The accompanying notes are an integral part of these financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income:	$8,908	$9,785	$1,727
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,239	2,852	1,768
Provision for unfunded loan commitments	142	73	34
Stock based compensation expense	1,699	1,088	1,120
Depreciation	1,019	1,082	1,022
Net accretion of discounts/premiums for loans acquired and deferred loan fees/costs	(5,360)	(6,158)	(3,654)
Net amortization from investment securities	1,677	1,642	1,403
Increase in bank owned life insurance	(661)	(617)	(267)
Amortization of core deposit intangibles	391	309	219
Amortization of time deposit premium	(42)	(141)	(140)
Net amortization of leasehold right intangible asset and liabilities	142	(313)	(315)
Accretion of subordinated debenture discount	159	210	94
Loss on disposal of fixed assets	7	15	5
OREO valuation write-downs	—	—	232
Gain on sale of OREO	—	(23)	—
Net other-than-temporary impairment losses recognized in operations	—	—	155
Loss (gain) on sale of securities, net	47	(47)	—
Gain on sale of SBA loans, net	(1,221)	(1,087)	(50)
Decrease (increase) in deferred tax assets	732	3,101	(751)
Decrease (increase) in accrued interest receivable and other assets	2,428	(7,558)	(668)
Increase in accrued interest payable and other liabilities	2,041	6,459	1,282
Net excess in tax benefit on stock compensation	(582)	—	—
Decrease in fair value of derivative swap liability	(1,147)	(2,095)	(599)

Net cash provided by operating activities	12,618	8,577	2,888

Cash flows from investing activities:
Cash and cash equivalents acquired in acquisition, net of cash paid	8,650	—	41,716
Purchases of available-for-sale investment securities	(52,042)	(36,318)	(7,255)
Proceeds from sales of available-for-sale investment securities	25,156	6,968	17,278
Proceeds from repayment and maturities from available-for-sale investment securities	23,080	36,703	29,720
Loans originated, net of principal payments	(132,846)	(72,116)	(84,387)
Purchases of premises and equipment	(1,042)	(1,206)	(823)
Proceeds from sale of OREO	—	3,135	—
Net (increase) decrease in certificates of deposit in other financial institutions	(4,572)	(33,301)	12,849
Purchase of bank owned life insurance	—	—	(14,000)
Net redemption of FHLB and other bank stock	—	150	866

Net cash used in investing activities	(133,616)	(95,985)	(4,036)

Cash flows from financing activities:
Net increase in non-interest bearing demand deposits	67,591	88,665	82,080
Net increase in interest bearing transaction accounts	8,033	42,988	40,893
Net (decrease) increase in money market and savings deposits	(55,236)	40,449	(38,646)
Net decrease in certificates of deposit	(8,433)	(17,614)	(30,951)
Net decrease in securities sold under agreements to repurchase	(1,730)	(11,716)	(3,330)
Net proceeds from stock options exercised	2,029	2,790	—
Issuance costs of common stock for 1st Enterprise merger	(27)	—	—
Restricted stock repurchase	(471)	(422)	(228)
Dividends paid on preferred stock	(41)	—	—
Net (deficiency) excess in tax benefit on stock compensation	582	659	(4)

Net cash provided by financing activities	12,297	145,799	49,814

Net increase (decrease) in cash and cash equivalents	(108,701)	58,391	48,666
Cash and cash equivalents, beginning of year	241,287	182,896	134,230

Cash and cash equivalents, end of year	$132,586	$241,287	$182,896

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,801	$2,029	$1,681
Net cash paid (refunds received) during the year for taxes	$3,725	$(270)	$2,685
Supplemental disclosures of non-cash investing activities:
Net increase (decrease) in unrealized gains (losses) on investment securities, net of tax	$395	$(1,577)	$504
Loans transferred to other real estate owned	$850	$—	$—
Supplemental disclosures related to acquisitions:
Assets acquired	$833,497	$—	$397,030
Liabilities assumed	$705,214	$—	$354,708
Issuance of 16,400 shares of preferred stock	$15,921	$—	$—
Cash paid for fractional and dissenter shares and stock options	$89	$—	$456

The accompanying notes are an integral part of these financial statements

CU BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

Business Combinations

The Company has a number of fair value adjustments recorded within the consolidated financial statements at December 31, 2014 that relate to the business combinations with California Oaks State Bank (COSB), Premier Commercial Bancorp (PC Bancorp) and 1st Enterprise Bank (1st Enterprise) on December 31, 2010, July 31, 2012 and November 30, 2014, respectively. These fair value adjustments include the Company’s goodwill, fair value adjustments on loans, core deposit intangible assets, other intangible assets, fair value adjustments to acquired lease obligations, fair value adjustments to high rate certificates of deposit and fair value adjustments on derivatives. The assets and liabilities acquired through acquisition have been accounted for at fair value as of the date of the acquisition. The goodwill that was recorded on the transactions represented the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized and is reviewed for impairment on October 1st of each year. If an event occurs or circumstances change that results in the Company’s fair value declining to below its book value, the Company would perform an impairment analysis at that time.

Based on the Company’s 2014 goodwill impairment analysis, no impairment to goodwill has occurred. The Company is a sole reporting unit for evaluation of goodwill. We believe the estimated fair value of the Company is above its carrying value at December 31, 2014.

The core deposit intangibles on non-maturing deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed through acquisition, are being amortized over the projected useful lives of the deposits. The weighted remaining life of the core deposit intangible is estimated at approximately 7 years at December 31, 2014. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Business Segments

The Company is organized and operated as a single reporting segment, principally engaged in commercial business banking. The Company conducts its lending and deposit operations through ten full service branch offices located in Los Angeles, Orange, Ventura and San Bernardino counties.

Cash and Cash Equivalents

Within the Consolidated Statements of Cash Flows, cash and cash equivalents include cash, due from banks and interest earning deposits in other financial institutions. Cash flows from loans, deposits, securities sold under agreements to repurchase and certificates of deposit in other financial institutions are reported on a net basis.

Restricted Cash

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. Reserve balances of $12,450,000 and $1,129,000 were required by the Federal Reserve Bank of San Francisco as of December 31, 2014 and 2013, respectively. As of December 31,

2014, the Bank was in compliance with all known U.S. Federal Reserve Bank (“Federal Reserve”) reporting and reserve requirements. At December 31, 2014 and 2013 respectively, the Company had $4.1 million and $4.3 million pledged as collateral for its interest rate swap agreements with two counterparty banks.

Interest Earning Deposits in Other Financial Institutions

Interest earning deposits in other financial institutions represent short term interest earning deposits, which include money market deposit accounts with other financial institutions, including interest earning deposits with the Federal Reserve. These deposits and investments can generally provide the Company with immediate liquidity and generally can be liquidated the same day as is the case with the Federal Reserve and up to seven days on money market deposit accounts with other financial institutions.

Certificates of Deposit in Other Financial Institutions

The Company’s investments in certificates of deposit issued by other financial institutions are generally fully insured by the FDIC up to the applicable limit of $250,000 and have original maturity of between 30 days and 12 months. The current remaining maturities of the Company’s certificates of deposit at December 31, 2014 range from 2 days to 12 months with a weighted average maturity of 5.9 months and a weighted average yield of 0.62%.

Concentrations and Credit Risk in Other Financial Institutions

The Company maintains certain deposits in other financial institutions in amounts that exceed federal deposit insurance coverage. At December 31, 2014, the amount of deposits in other financial institutions that the Company did not maintain with either the Federal Reserve Bank or the Federal Home Loan Bank and were not covered by FDIC insurance was $30.0 million in non-interest bearing accounts, $30.8 million in interest bearing accounts, and $2.5 million in certificates of deposit in other financial institutions. Based on management’s evaluation of the credit risk of maintaining balances and transactions with these correspondent financial institutions, management does not believe that the Company is exposed to any significant credit risk on these balances.

Investment Securities

The Company currently classifies its investment securities under the available-for-sale and held-to-maturity classification. Under the available-for-sale classification, securities can be sold in response to certain conditions, such as changes in interest rates, changes in the credit quality of the securities, when the credit quality of a security does not conform with current investment policy guidelines, fluctuations in deposit levels or loan demand or need to restructure the portfolio to better match the maturity or interest rate characteristics of liabilities with assets. Securities classified as available-for-sale are accounted for at their current fair value rather than amortized cost. Unrealized gains or losses are excluded from net income and reported as a separate component of accumulated other comprehensive income (loss) included in shareholders’ equity. Under the held-to-maturity classification, if the Company has the intent and the ability at the time of purchase to hold these securities until maturity, they are classified as held-to-maturity and are stated at amortized cost.

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

In estimating whether an other-than-temporary impairment loss has occurred, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the current liquidity and volatility of the market for each of the individual security categories, (iv) the current slope and shape of the Treasury yield curve, along with where the economy is in the current interest rate cycle, (v) the spread differential between the current spread and the long-term average spread for that security category, (vi) the projected cash flows from the specific security type, (vii) any financial guarantee and financial condition of the guarantor and (viii) the intent and ability of the Company to retain its investment in the issue for a period of time sufficient to allow for any anticipated recovery in fair value.

If it’s determined that an OTTI exists on a debt security, the Company then determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Company will recognize the amount of the OTTI in earnings equal to the difference between the security’s fair value and its adjusted cost basis. If neither of the conditions is met, the Company determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present value of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The portion of total impairment related to all other factors is included in other comprehensive income. Significant judgment is required in this analysis that includes, but is not limited to assumptions regarding the collectability of principal and interest, future default rates, future prepayment speeds, the amount of current delinquencies that will result in defaults and the amount of eventual recoveries expected on these defaulted loans through the foreclosure process.

Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the expected maturity term of the securities. For mortgage-backed securities, the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The amount of prepayments varies from time to time based on the interest rate environment and the rate of turnover of mortgages. The Company’s investment in the common stock of the FHLB, Pacific Coast Bankers Bank (“PCBB”) and The Independent Banker’s Bank (“TIB”) and the preferred stock of TIB is carried at cost and is included in other assets on the accompanying consolidated balance sheets.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of San Francisco (“FHLB”), the Bank is required to maintain an investment in capital stock of the FHLB. The stock does not have a readily determinable fair value and as such is carried at cost and evaluated for impairment. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the changes in (increases or declines) in the net assets of the FHLB as compared to the capital stock amount and the length of time these changes (situation) has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB.

The FHLB has reported earnings for the years ended December 31, 2014, 2013, and 2012, and remains in compliance with its regulatory capital and liquidity requirements. See Note 5 – Investment Securities, Investments in FHLB Common Stock. With consideration given to these factors, management concluded that the stock was not impaired at December 31, 2014, 2013 or 2012.

The Company’s investment in FHLB stock is included in other assets on the accompanying balance sheets.

Loans and Interest and Fees on Loans

The Company extends commercial, Small Business Administration, commercial real estate, construction and personal loans to business principals and entrepreneurs, to small and medium-sized businesses, to non-profit organizations, to the professional community, including attorneys, certified public accountants, financial advisors, healthcare providers, and to investors. Loans that the Company has the ability and intent to hold until maturity are stated at their outstanding unpaid principal balances, net of deferred loan fees, unearned discounts, fair value credit valuation allowance and net of the allowance for loan loss. The Company recognizes loan origination fees to the extent they represent reimbursement for initial direct costs, as income at the time of loan boarding. The excess of fees over costs, if any, is deferred and recognized in interest income using the level yield method.

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

A loan that is modified at a market rate of interest will not be classified as a troubled debt restructuring in the calendar year subsequent to the restructuring if it is in compliance with the modified terms and the expectation exists for continued performance going forward. Payment performance prior and subsequent to the restructuring is taken into account in assessing whether it is likely that the borrower can meet the new terms. This may result in the loan being returned to accrual at the time of restructuring. The Company generally requires a period of sustained repayment for at least six months for return to accrual status.

Loans Held for Sale and Servicing Assets

Loans held for sale are loans originated by the Company and include the principal amount outstanding net of unearned income and the loans are carried at the lower of cost or fair value on an aggregate basis. A decline in the aggregate fair value of the loans below their aggregate carrying amount is recognized through a charge to earnings in the period of such decline. Unearned income on these loans is taken into earnings when they are sold. At December 31, 2014 and 2013, the Company had no loans classified as held for sale.

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

The Allowance is an amount that management believes will be adequate to absorb estimated charge-offs related to specifically identified loans, as well as probable loan charge-offs inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. Management carefully monitors changing economic conditions, the concentrations of loan categories and collateral, the financial condition of the borrowers, the history of the loan portfolio, as well as historical peer group loan loss data to determine the adequacy of the Allowance. The Allowance is based upon estimates, and actual charge-offs may vary from the estimates. No assurance can be given that adverse future economic conditions will not lead to delinquent loans, increases in the provision for loan losses and/or charge-offs. These evaluations are inherently subjective, as they require estimates that are susceptible to significant revisions as conditions change. In addition, regulatory agencies, as an integral part of their examination process, may require additions to the Allowance based on their judgment about information available at the time of their examinations. Management believes that the Allowance as of December 31, 2014 is adequate to absorb known and probable losses in the loan portfolio.

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

While the general allowance covers all non-impaired loans and is based on historical loss experience adjusted for the various qualitative factors as discussed in Note 6 – Loans, the change in the Allowance from one reporting period to the next may not directly correlate to the rate of change of nonperforming loans for the following reasons:

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

Goodwill and Other Intangible Assets

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination determined to have an indefinite useful life are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exist that indicate that an impairment test should be performed. The Company has selected October 1st as the date to perform its annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet. There was no impairment as of December 31, 2014 or 2013. The increase in goodwill in 2014 was the result of the merger with 1st Enterprise Bank on November 30, 2014. For more discussion, see Note 2 – Business Combinations.

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

Qualified Affordable Housing Project Investments

The Company has made investments in qualified affordable housing projects that are defined within the industry and here as investments in Low Income Housing Tax Credits (“LIHTC”). The investment in LIHTC provides the Company with tax credits and tax benefits which are designed to encourage investments in the construction and rehabilitation of low-income housing. The Company’s investments are made to limited partnerships that manage or invest in qualified affordable housing projects primarily to receive both tax credits and benefits in addition to CRA credits. In December 2013, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force). ASU 2014-1 modifies the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost method to account for qualified affordable housing project investments. If the modified conditions are met, the amendments permit an entity to amortize the initial cost of the investment in proportion to the amount of the tax credits and tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The four conditions that must be met to utilize the proportional amortization method are: (a) it is probable that the tax credits allocable to the investor will be available, (b) the investor does not have the ability to exercise significant influence over the operating and financial policies of the limited partnership, and substantially all of the projected benefits are from tax credits and tax benefits, (c) the investor’s projected yield based solely on the cash flows from the tax credits and tax benefits is positive and (d) the investor is a limited partnership investor in the limited liability entity for both legal and tax purposes, and the investor is limited to its capital investment. The Company believes that all the above conditions are met to qualify the Company to account for its investments in LIHTC under ASU 2014-1. In addition, the Company is required to evaluate its investments in LIHTC for impairment, when there are events or changes in circumstances indicating it is more likely than not that the carrying amount of the Company’s investment would not be realized either through the receipt of tax credits and tax benefits or through a sale. Management does not believe there is any impairment of its LIHTC investments at December 31, 2014. See Note 11 – Investments in Qualified Affordable Housing Projects for details on the Company’s investments in LIHTC’s.

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

On the date a derivative contract is entered into by the Company, the Company will designate the derivative contract as either a fair value hedge (i.e. a hedge of the fair value of a recognized asset or liability), a cash flow hedge (i.e. a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability), or a stand-alone derivative (i.e. and instrument with no hedging designation). For a derivative designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as other non-interest income. The Company also formally assesses the hedge’s current effectiveness in offsetting changes in the fair values of the hedged items. On an ongoing basis, the derivatives that are used in hedging transactions are evaluated as to how effective they are in offsetting changes in fair values or cash flows of hedged items.

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

Income Taxes and Other Taxes

Deferred income tax assets and liabilities are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. A valuation allowance is established to the extent necessary to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax assets or benefits will be realized. Realization of tax benefits for deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward period and that current tax law will allow for the realization of those tax benefits.

The Company is required to account for uncertainty associated with the tax positions it has taken or expects to be taken on past, current and future tax returns. Where there may be a degree of uncertainty as to the tax realization of an item, the Company may only record the tax effects (expense or benefits) from an uncertain tax position in the financial statements if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. The Company does not believe that it has any material uncertain tax positions taken to date that are not more likely than not to be realized.

Comprehensive Income

The Company has adopted accounting guidance issued by FASB that requires all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Other comprehensive income includes unrealized gains and losses, net of tax, on marketable securities classified as available-for-sale.

Earnings per Share (“EPS”)

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of potential common stock using the treasury stock method only if the effect on earnings per share is dilutive. See Note 4 – Computation of Earnings per Common Share.

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

In August 2014, the FASB issued ASU No. 2014-14, Receivables – Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This ASU will require creditors to derecognize certain foreclosed government-guaranteed mortgage loans and to recognize a separate other receivable that is measured at the amount the creditor expects to recover from the guarantor, and to treat the guarantee and the receivable as a single unit of account. ASU 2014-14 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the ASU is effective for annual periods ending after December 15, 2015, and interim periods within annual periods thereafter. An entity can elect a prospective or a modified retrospective transition method, but must use the same transition method that it elected under FASB ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. Early adoption, including adoption in an interim period, is permitted if the entity already adopted ASU 2014-04. We do not expect the adoption of this ASU to have a material impact on the Company’s financial position or results of operations.

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. This ASU will require an entity to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument issued in the form of a share, including the embedded derivative feature that is being evaluated for separate accounting from the host contract when evaluating whether the host contract is more akin to debt or equity. In evaluating the stated and implied substantive terms and features, the existence or omission of any single term or feature does not necessarily determine the economic characteristics and risks of the host contract. Although an individual term or feature may weigh more heavily in the evaluation on the basis of facts and circumstances, an entity should use judgment based on an evaluation of all the relevant terms and features. ASU 2014-16 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the ASU is effective for fiscal years ending after December 15, 2015, and interim periods within fiscal years thereafter. The effects of initially adopting the amendments should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendment is effective. Retrospective application is permitted to all relevant prior periods. Early adoption, including adoption in an interim period, is permitted. If an entity early adopts the amendments in an interim period, any adjustments shall be reflected as of the beginning of the fiscal year that includes that interim period. We do not expect the adoption of this ASU to have an impact on the Company’s financial position or results of operations.

Note 2 – Business Combinations

On November 30, 2014, the Company completed the merger with 1st Enterprise pursuant to the terms of the Agreement and Plan of Merger dated June 2, 2014, as amended (“Merger Agreement”). 1st Enterprise was merged with and into the Bank, with the Bank continuing as the surviving entity in the merger. Pursuant to the terms and conditions set forth in the Merger Agreement, each outstanding share of 1st Enterprise common stock (other than shares as to which the holder exercised dissenters’ rights) was converted into the right to receive 1.3450 of a share of the CU Bancorp common stock, resulting in 5.2 million shares of CU Bancorp common stock issued. The fair value of the 5.2 million common stock issued as part of the consideration paid ($102.7 million) was determined based on the closing market price ($19.60) of CU Bancorp common stock on November 30, 2014. The 16,400 shares of 1st Enterprise Non-Cumulative Perpetual Preferred Stock, Series D were converted into the right to receive 16,400 shares of CU Bancorp’s Non-Cumulative Perpetual Preferred Stock, Series A (“CU Bancorp Preferred Stock”). The U.S. Department of the Treasury is the sole holder of all outstanding shares of CU Bancorp Preferred Stock. As part of the Merger Agreement, CU Bancorp adopted the 1st Enterprise 2006 Stock Incentive Plan, as amended, as its own equity plan and all stock options granted by 1st Enterprise thereunder are exercisable for CU Bancorp common stock on substantially the same terms but adjusted to reflect the exchange ratio set forth in the Merger Agreement. See Note 16 - Stock Options and Restricted Stock for more details. The merger was accounted for by the Company using the acquisition method of accounting. Accordingly, the assets and liabilities of 1st Enterprise were recorded at their respective fair values at acquisition date and represents management’s estimates based on available information.

The results of 1st Enterprise’s operations are included in the Consolidated Statements of Income from the date of acquisition. In connection with the merger, the consideration paid, the assets acquired, and the liabilities assumed were recorded at fair value on the date of acquisition, as summarized in the following table (dollars in thousands):

November 30, 2014
Assets acquired:
Cash and due from banks	$8,739
Interest earning deposits in other financial institutions	11,554
Investment securities available-for-sale	117,407
Investment securities held-to-maturity	47,457
Loans	553,183
Premises and equipment, net	1,830
Deferred tax asset	5,682
Goodwill	51,658
Core deposit and leasehold right intangibles	7,533
Bank owned life insurance	16,871
Accrued interest receivable and other assets	11,583

Total assets acquired	$833,497

Liabilities assumed:
Deposits	$703,358
Accrued interest payable and other liabilities	1,856

Total liabilities assumed	$705,214

Total consideration paid	$128,283

1st Enterprise operated as a full-service independent commercial banking institution in the Southern California market with three branches located in downtown Los Angeles, Orange County and the Inland Empire and a loan production office in the San Fernando Valley. 1st Enterprise and the Bank have complementary business models and both have developed strong commercial banking platforms and production capabilities, low-

cost deposit bases and robust credit cultures. The merger offers further delivery of sophisticated personal service to their target, small and middle-market business, entrepreneurs, non-profits and professional customers. The merger will provide the combined institution with financial benefits that include reduced combined operating expenses and synergies.

In accordance with GAAP, the Company expensed approximately $2.3 million of merger expenses and recorded $51.7 million of goodwill and $7.4 million of other intangible assets. The $2.3 million merger expense is included in the Company’s historical income statement for the year ended December 31, 2014. The other intangible assets are primarily related to core deposits and are being amortized on an accelerated basis over a period of approximately ten years in proportion to the related estimated benefits. The assets and liabilities of 1st Enterprise were accounted for at fair value and required either a third party analysis or an internal valuation analysis of fair value. An analysis was performed on loans, investment securities, contractual lease obligations, deferred compensation, deposits, premises and equipment, other assets, other liabilities and preferred stock as of the merger date. Balances that were considered to be at fair value at the date of acquisition were cash and cash equivalents, bank owned life insurance, derivatives, other assets (interest receivable), and certain other liabilities (interest payable). For tax purposes, acquisition accounting adjustments, including goodwill are not taxable or deductible.

The following table summarizes the fair value of the total consideration transferred as part of the merger with 1st Enterprise as well as the fair value adjustments to 1st Enterprise’s balance sheet as of the acquisition date and the resulting goodwill:

		November 30, 2014
Consideration paid:
CU Bancorp common stock issued		$102,712
CU Bancorp preferred stock issued		15,921
Fair value of 1st Enterprise stock options		9,561
Cash paid to a dissenter shareholder		87
Cash in lieu of fractional shares paid to 1st Enterprise shareholders		2

Total consideration		128,283
Net assets of 1st Enterprise at November 30, 2014		75,205
Fair value adjustments:
Investment securities	$1,779
Loans, net	(12,362)
Premises and equipment	(377)
Deferred taxes	3,019
Core deposits and leasehold intangibles	7,424
Other assets	(52)
Other liabilities	1,989

Total fair value adjustments		1,420

Fair value of net assets acquired		$76,625

Excess of consideration paid over fair value of net assets acquired (goodwill)		$51,658

We estimated the fair value for most loans acquired from 1st Enterprise by utilizing a methodology wherein loans with comparable characteristics were aggregated by type of collateral, whether loans are fixed, adjustable, interest only or have balloon structures. Other considerations included risk ratings, delinquency history, performance status (accrual or non-accrual) and other relevant factors. The discounted cash flow approach (“DCF”) was used to arrive at the fair value of the loans acquired. Projected cash flows were determined by estimating future credit losses and prepayment rates, which were then discounted to present value at a risk-adjusted discount rate for similar loans.

There was no carryover of 1st Enterprise’s allowance for loan losses associated with the loans acquired as the loans were initially recorded at fair value.

Purchased Credit Impaired (“PCI”) loans are acquired loans with evidence of deterioration of credit quality since origination and it is probable at the acquisition date, that the Company will not be able to collect all contractually required amounts. When the timing and/or amounts of expected cash flows on such loans are not reasonably estimable, no interest is accreted and the loan is reported as a non-accrual loan; otherwise, if the timing and amounts of expected cash flows for PCI loans are reasonably estimable, then interest is accreted and the loans are reported as accruing loans. The non-accretable difference represents the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows, and also reflects the estimated credit losses in the acquired loan portfolio at the acquisition date and can fluctuate due to changes in expected cash flows during the life of the PCI loans.

The following table presents the fair value of loans pursuant to accounting standards for PCI and non-PCI loans as of the 1st Enterprise acquisition date (dollars in thousands):

	November 30, 2014
	PCI loans	Non-PCI loans	Total
Contractually required payments	$577	$569,276	$569,853
Less: non-accretable difference	(108)	—	(108)

Cash flows expected to be collected (undiscounted)	469	569,276	569,745
Accretable yield	—	(16,562)	(16,562)

Fair value of acquired loans	$469	$552,714	$553,183

Pro Forma Financial Information

The following table presents financial information regarding 1st Enterprise operations included in our consolidated statement of income from the date of acquisition, November 30, 2014, through December 31, 2014. The following table also presents unaudited pro forma information for the periods indicated as though the 1st Enterprise merger had been completed as of January 1, 2013. The 2014 pro forma net income excludes historical non-recurring merger expenses net of taxes, totaling approximately $3.2 million for the Company and 1st Enterprise (dollars in thousands, except per share data).

	1st Enterprise actual results from acquisition date through	Proforma Year ended December 31,	Proforma Year ended December 31,
	December 31, 2014	2014	2013
Net interest income after provision for loan losses	$2,023	$77,140	$68,771
Net income	766	$17,218	$15,299

Preferred stock dividends and discount accretion		(1,234)	(889)

Net income available to common shareholders		$15,984	$14,410

Diluted earnings per share		$0.94	$0.87

The accompanying financial statements below include the accounts of PC Bancorp since the acquisition date July 31, 2012. The following unaudited pro forma information presents select financial information for the periods indicated as though the PC Bancorp merger had been completed as of January 1, 2011. The 2012 and 2011 pro forma net income excludes non-recurring merger expenses, net of taxes of approximately $2.6 million and $183,000, respectively (dollars in thousands, except for per share data).

Supplemental Proforma Financial Data PC Bancorp Merger	Twelve Months Ended December 31,
	2012	2011
Net interest income	$42,939	$41,529
Net income	$2,281	$2,787
Diluted earnings per share	$0.21	$0.27

The above proforma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the acquisition occurred at January 1, 2013 for 1st Enterprise and January 1, 2011 for PC Bancorp, nor are they intended to represent or be indicative of future results of operations. The proforma results do not include expected operating cost savings as a result of the acquisitions. These proforma results require significant estimates and judgments particularly as it relates to valuation and accretion of income associated with acquired loans.

Note 3 – Computation of Book Value and Tangible Book Value per Common Share

Book value per common share was calculated by dividing total shareholders’ equity less preferred stock, by the number of common shares issued and outstanding. Tangible book value per common share was calculated by dividing tangible shareholders’ equity by the number of common shares issued and outstanding. The tables below present the computation of book value and tangible book value per common share as of the dates indicated (dollars in thousands, except per share data):

	Years Ended December 31,
	2014	2013
Total Shareholders’ Equity	$279,192	$137,924
Less: Preferred stock	16,004	—
Less: Goodwill	63,950	12,292
Less: Core deposit and leasehold right intangibles	9,547	2,525

Tangible Shareholders’ Equity	$189,691	$123,107

Common shares issued and outstanding	16,683,856	11,081,364
Book value per common share	$15.78	$12.45

Tangible book value per common share	$11.37	$11.11

Note 4 – Computation of Earnings per Common Share

Basic and diluted earnings per common share were determined by dividing the net income available to common stockholders by the applicable basic and diluted weighted average common shares outstanding. The following table shows weighted average basic shares outstanding, potential dilutive shares related to stock options, unvested restricted stock, and weighted average diluted shares for each of the periods indicated (dollars in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012
Net Income	$8,908	$9,785	$1,727
Less: Preferred stock dividends and discount accretion	124	—	—

Net Income available to common shareholders	$8,784	$9,785	$1,727

Weighted average basic common shares outstanding	11,393,445	10,567,436	8,283,599
Dilutive effect of potential common share issuances from stock options and restricted stock	274,288	269,425	127,150

Weighted average diluted common shares outstanding	11,667,733	10,836,861	8,410,749

Income per common share
Basic	$0.77	$0.93	$0.21
Diluted	$0.75	$0.90	$0.21

Anti-dilutive shares not included in the calculation of diluted earnings per share	79,000	81,000	245,833

Note 5 – Investment Securities

The Company’s investment securities portfolio has been classified into two categories: available-for-sale (“AFS”) and held- to-maturity (“HTM”).

The following tables present the amortized cost and estimated fair values of investment securities by major category as of the dates indicated (dollars in thousands):

		Gross Unrealized
December 31, 2014	Amortized Cost	Gains	Losses	Estimated Fair Value
Available-for-sale:
U.S. Govt Agency and Sponsored Agency – Note Securities	$2,036	$2	$—	$2,038
U.S. Govt Agency – SBA Securities	54,062	770	345	54,487
U.S. Govt Agency – GNMA Mortgage-Backed Securities	29,364	255	277	29,342
U.S. Govt Sponsored Agency – CMO & Mortgage-Backed Securities	107,348	457	577	107,228
Corporate Securities	4,043	77	—	4,120
Municipal Securities	1,039	11	—	1,050
Asset Backed Securities	8,711	1	40	8,672
U.S. Treasury Notes	20,031	—	6	20,025

Total available-for-sale	226,634	1,573	$1,245	226,962
Held-to-maturity:
Municipal Securities	47,147	169	157	47,159

Total held-to-maturity	47,147	169	$157	47,159

Total investment securities	$273,781	$1,742	$1,402	$274,121

		Gross Unrealized
December 31, 2013	Amortized Cost	Gains	Losses	Estimated Fair Value
Available-for-sale:
U.S. Govt Agency and Sponsored Agency – Note Securities	$4,153	$1	$2	$4,152
U.S. Govt Agency – SBA Securities	50,521	875	491	50,905
U.S. Govt Agency – GNMA Mortgage-Backed Securities	28,107	180	909	27,378
U.S. Govt Sponsored Agency – CMO & Mortgage-Backed Securities	15,348	345	479	15,214
Corporate Securities	5,086	125	—	5,211
Municipal Securities	3,621	9	2	3,628

Total available-for-sale	106,836	1,535	1,883	106,488

Total investment securities	$106,836	$1,535	$1,883	$106,488

The Company’s investment securities portfolio at December 31, 2014, consists of U.S. Treasury Notes, U.S. Agency and U.S. Sponsored Agency issued AAA and AA rated investment-grade callable and non-callable bonds, mortgage-backed pass through securities, asset backed securities and collateralized mortgage obligation “CMO” securities, investment grade corporate bond securities and investment grade municipal securities. As of December 31, 2014 and December 31, 2013, securities with a fair value of $89.3 million and $53.98 million were pledged as collateral for securities sold under agreements to repurchase, public deposits, outstanding standby letters of credit and other purposes as required by various statutes and agreements.

The Company had no securities that were classified as other-than-temporarily impaired at December 31, 2014 or 2013. The following tables present investment securities with unrealized losses that are considered to be temporarily-impaired, summarized and classified according to the duration of the loss period as of the dates indicated (dollars in thousands).

	< 12 Continuous Months		> 12 Continuous Months		Total
December 31, 2014	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
Temporarily-impaired available-for-sale investment securities:
U.S. Govt. Agency – SBA Securities	$10,688	87	$10,095	$258	$20,783	$345
U.S. Govt. Agency – GNMA Mortgage-Backed Securities	12,784	65	8,784	212	21,568	277
U.S. Govt. Sponsored Agency CMO & Mortgage-Backed Securities	64,360	413	6,584	164	70,944	577
Asset Backed Securities	4,849	40	—	—	4,849	40
U.S. Treasury Notes	20,025	6	—	—	20,025	6

Total temporarily-impaired available-for-sale investment securities	$112,706	$611	$25,463	$634	$138,169	$1,245

Temporarily-impaired held-to-maturity investment securities:
Municipal Securities	$23,966	$157	$—	$—	$23,966	$157

Total temporarily-impaired held-to-maturity investment securities	$23,966	$157	$—	$—	$23,966	$157

	< 12 Continuous Months		> 12 Continuous Months		Total
December 31, 2013	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
Temporarily-impaired available-for-sale investment securities:
U.S. Govt. – Agency and Sponsored Agency Note Securities	$1,041	$2	$—	$—	$1,041	$2
U.S. Govt. Agency – SBA Securities	11,686	491	—	—	11,686	491
U.S. Govt. Agency – GNMA Mortgage-Backed Securities	15,693	721	1,864	188	17,557	909
U.S. Govt. Sponsored Agency CMO & Mortgage-Backed Securities	7,650	479	—	—	7,650	479
Municipal Securities	—	—	1,029	2	1,029	2

Total temporarily-impaired available-for-sale investment securities	$36,070	$1,693	$2,893	$190	$38,963	$1,883

The unrealized losses in each of the above categories are associated with the general fluctuation of market interest rates and are not an indication of any deterioration in the credit quality of the security issuers. Further, the Company does not intend to sell these securities and is not more-likely-than-not to be required to sell the securities before the recovery of its amortized cost basis.

The amortized cost, estimated fair value and average yield of debt securities at December 31, 2014, are reflected in the table below (dollars in thousands). Maturity categories are determined as follows:

•	U.S. Govt. Agency, U.S. Treasury Notes and U.S. Govt. Sponsored Agency bonds and notes – maturity date

•

U.S. Govt. Sponsored Agency CMO or Mortgage-Backed Securities, U.S. Govt. Agency GNMA Mortgage-Backed Securities, Asset Backed Securities and U.S. Gov. Agency SBA Securities – estimated cash flow taking into account estimated pre-payment speeds

•	Investment grade Corporate Bonds and Municipal securities – maturity date

Although, U.S. Government Agency and U.S. Government Sponsored Agency mortgage-backed and CMO securities have contractual maturities through 2048, the expected maturity will differ from the contractual maturities because borrowers or issuers may have the right to prepay such obligations without penalties.

	December 31, 2014
Maturities Schedule of Securities	Amortized Cost	Fair Value	Weighted Average Yield
Due through one year	$28,307	$28,467	1.73%
Due after one year through five years	109,021	109,245	1.65%
Due after five years through ten years	62,641	62,389	1.91%
Due after ten years	26,665	26,861	2.55%

Total	$226,634	$226,962	1.83%

	December 31, 2013
Maturities Schedule of Securities	Amortized Cost	Fair Value	Weighted Average Yield
Due through one year	$17,574	$17,759	1.69%
Due after one year through five years	37,733	38,168	2.04%
Due after five years through ten years	25,486	24,952	2.41%
Due after ten years	26,043	25,609	2.75%

Total	$106,836	$106,488	2.24%

The weighted average yields in the above table are based on effective rates of book balances at the end of the year. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.

During the years ended December 31, 2014, 2013 and 2012 the Company recognized gross gains and (losses) on sales of available-for-sale securities and held-to-maturity securities in the amount of $(47,000), $47,000 and $0, respectively. The Company had net proceeds from the sale of available-for-sale securities and held-to-maturity securities of $25.2 million $7.0 million and $17.3 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Investments in FHLB Common Stock

The Company’s investment in the common stock of the FHLB is carried at cost and was $8.0 million and $4.7 million as of December 31, 2014 and 2013, respectively. See Note 13 – Borrowings and Subordinated Debentures for a detailed discussion regarding the Company’s borrowings and the requirements to purchase FHLB common stock.

The FHLB has declared and paid cash dividends in 2013 and 2014. The Company has received cash dividends from the FHLB of $320,000 and $199,000 for the years ending December 31, 2014 and 2013, respectively. The Company acquired $3.8 million of FHLB common stock in 2014 as part of the acquisition of 1st Enterprise. The FHLB made common stock redemptions of $150,300 during the year ending December 31, 2013. There was no such activity during the year ended December 31, 2014.

The FHLB has been classified as one of the Company’s primary correspondent banks and is evaluated on a quarterly basis as part of the Company’s evaluation of its correspondent banking relationships under Federal Reserve Board Regulation F.

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2014 and based on the current financial condition of the FHLB, no impairment losses appear necessary or warranted.

The Company’s investment in FHLB stock is included in other assets on the accompanying balance sheets.

Note 6 – Loans

The following table presents the composition of the loan portfolio as of the dates indicated (dollars in thousands):

	December 31,
	2014	2013
Commercial and Industrial Loans:	$528,517	$299,473
Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	339,309	197,605
Other Nonresidential Properties	481,517	271,818
Construction, Land Development and Other Land	72,223	47,074
1-4 Family Residential Properties	121,985	65,711
Multifamily Residential Properties	52,813	33,780

Total Loans Secured by Real Estate	1,067,847	615,988

Other Loans:	28,359	17,733

Total Loans	$1,624,723	$933,194

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

Concentrations

The Company makes commercial, construction, commercial real estate, and consumer home equity loans to customers primarily in Los Angeles, Orange, San Bernardino and Ventura Counties. As an abundance of caution, the Company may require commercial real estate collateral on a loan classified as a commercial loan. At December 31, 2014, loans secured by real estate collateral accounted for approximately 66% of the loan portfolio. Of these loans, 94% are secured by first trust deed liens and 6% are secured by second trust deed liens. In addition, 32% are secured by owner-occupied non-residential properties. Loans secured by first trust deeds on commercial real estate generally have an initial loan to value ratio of not more than 75%, except for SBA guaranteed loans which may exceed this level. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable; depending upon the degree of risk in the proposed credit transaction. In addition, 25% of total loans have been secured by a UCC filing on the business property of the borrower. Approximately 7% of loans are unsecured. The Company’s loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers.

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

The following table is a breakout of the Company’s gross loans stratified by the industry concentration of the borrower by their respective NAICS code as of the dates indicated (dollars in thousands):

	December 31,
	2014	2013
Real Estate	$744,663	$381,830
Manufacturing	161,233	83,319
Wholesale	124,336	60,291
Construction	113,763	62,835
Finance	96,074	46,393
Hotel/Lodging	88,269	76,143
Professional Services	64,215	49,739
Other Services	45,781	21,448
Healthcare	43,917	38,662
Retail	35,503	23,157
Administrative Management	28,016	15,218
Restaurant/Food Service	24,525	35,244
Transportation	18,158	9,531
Information	15,457	11,709
Education	10,253	10,270
Entertainment	8,284	6,207
Other	2,276	1,198

Total	$1,624,723	$933,194

Small Business Administration Loans

As part of the acquisition of PC Bancorp, the Company acquired loans that were originated under the guidelines of the Small Business Administration (“SBA”) program. The total portfolio of the SBA contractual loan balances being serviced by the Company at December 31, 2014 was $107.4 million, of which $72.2 million has been sold. Of the $35.2 million remaining on the Company’s books, $24.1 million is not guaranteed and $11.1 million is guaranteed by the SBA.

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

While there were no loans classified as held for sale at December 31, 2014, the Company has originated approximately $5.0 million in SBA 7a loans, of which $3.8 million is guaranteed by the SBA. The Company does not currently plan on selling these loans, but it may choose to do so in the future.

Allowance for Loan Loss

The allowance for loan loss is a reserve established through a provision for loan losses charged to expense, which represents managements’ best estimate of probable losses that exist within the loan portfolio. The Allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, Receivables and allowance allocations calculated in accordance with ASC Topic 450, Contingencies. Accordingly, the methodology is based on historical loss experiences by type of credit, specific homogeneous risk pools, and specific loss allocations, with adjustments for current events and conditions. During the 4th quarter of 2012, management enhanced its allowance methodology to expand the number of loan segments evaluated for historical losses and utilized peer historical loss data to evaluate potential loss exposure for those loan segments where the Company had no historical loss experience. There was no change in the quantitative effect on the portfolio segments. In loan segments where the Company has no historical loss experience, the loss experience of the Company’s peer banks, as reflected in the Uniform Bank Peer Report (“UPBR”) has been utilized. The Company’s process for determining the appropriate level of the allowance for loan loss is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual, past due, potential problem and criticized loans. Net charge-offs and recoveries, are also factored into the provision for loan losses. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan loss related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowance for specific loans or loan pools.

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

The following is a summary of activity for the allowance for loan loss for the dates and periods indicated (dollars in thousands):

	December 31,
	2014	2013	2012
Allowance for loan loss at beginning of year	$10,603	$8,803	$7,495
Provision for loan losses	2,239	2,852	1,768
Net (charge-offs) recoveries:
Charge-offs	(692)	(1,912)	(687)
Recoveries	460	860	227

Net (charge-offs) recoveries	(232)	(1,052)	(460)

Allowance for loan loss at end of year	$12,610	$10,603	$8,803

Net (charge-offs) recoveries to average loans	(0.02)%	(0.12)%	(0.08)%
Allowance for loan loss to total loans	0.78%	1.14%	1.03%
Allowance for loan loss to total loans accounted for at historical cost, which excludes purchased loans acquired by acquisition	1.39%	1.50%	1.54%

The allowance for losses on unfunded loan commitments to extend credit is primarily related to commercial lines of credit and construction loans. The amount of unfunded loan commitments at December 31, 2014 and 2013 was $719.6 million and $345.9 million, respectively. The inherent risk associated with a loan is evaluated at the same time the credit is extended. However, the allowance held for the commitments is reported in other liabilities within the accompanying balance sheets and not as part of the allowance for loan loss in the above table. The allowance for the loss on unfunded loan commitments to extend credit was $471,000 and $329,000 at December 31, 2014 and 2013, respectively.

The following table presents, by loan portfolio segment, the changes in the allowance for loan loss for the dates and periods indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Year ended – December 31 2014
Allowance for loan loss – Beginning balance	$5,534	$1,120	$3,886	$63	$10,603
Provision for loan losses	595	564	883	197	2,239
Net (charge-offs) recoveries:
Charge-offs	(619)	—	(73)	—	(692)
Recoveries	354	—	106	—	460

Total net (charge-offs) recoveries	(265)	—	33	—	(232)

Ending balance	$5,864	$1,684	$4,802	$260	$12,610

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Year ended – December 31 2013
Allowance for loan loss – Beginning balance	$4,572	$2,035	$2,084	$112	$8,803
Provision for loan losses	2,596	(1,678)	1,990	(56)	2,852
Net (charge-offs) recoveries:
Charge-offs	(1,704)	—	(200)	(8)	(1,912)
Recoveries	70	763	12	15	860

Total net (charge-offs) recoveries	(1,634)	763	(188)	7	(1,052)

Ending balance	$5,534	$1,120	$3,886	$63	$10,603

The following table presents both the allowance for loan loss and the associated loan balance classified by loan portfolio segment and by credit evaluation methodology (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
December 31, 2014
Allowance for loan loss:
Individually evaluated for impairment	$222	$—	$—	$—	$222
Collectively evaluated for impairment	5,642	1,684	4,802	260	12,388
Purchased credit impaired (loans acquired with deteriorated credit quality)	—	—	—	—	—

Total Allowance for Loan Loss	$5,864	$1,684	$4,802	$260	$12,610

Loans receivable:
Individually evaluated for impairment	$1,914	$—	$737	$—	$2,651
Collectively evaluated for impairment	525,910	72,223	993,195	28,359	1,619,687
Purchased credit impaired (loans acquired with deteriorated credit quality)	693	—	1,692	—	2,385

Total Loans Receivable	$528,517	$72,223	$995,624	$28,359	$1,624,723

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
December 31, 2013
Allowance for loan loss:
Individually evaluated for impairment	$4	$—	$—	$—	$4
Collectively evaluated for impairment	5,520	1,120	3,886	63	10,589
Purchased credit impaired (loans acquired with deteriorated credit quality)	10	—	—	—	10

Total Allowance for Loan Loss	$5,534	$1,120	$3,886	$63	$10,603

Loans receivable:
Individually evaluated for impairment	$2,640	$—	$3,680	$—	$6,320
Collectively evaluated for impairment	295,787	47,074	561,952	17,733	922,546
Purchased credit impaired (loans acquired with deteriorated credit quality)	1,046	—	3,282	—	4,328

Total Loans Receivable	$299,473	$47,074	$568,914	$17,733	$933,194

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

The following tables present the risk category of loans by class of loans based on the most recent internal loan classification as of the dates indicated (dollars in thousands):

December 31, 2014	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Pass	$502,624	$72,223	$977,525	$28,358	$1,580,730
Special Mention	8,738	—	4,878	—	13,616
Substandard	17,155	—	13,221	1	30,377
Doubtful	—	—	—	—	—

Total	$528,517	$72,223	$995,624	$28,359	$1,624,723

December 31, 2013	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Pass	$289,594	$47,074	$547,600	$17,731	$901,999
Special Mention	1,540	—	2,613	—	4,153
Substandard	8,339	—	18,701	2	27,042
Doubtful	—	—	—	—	—

Total	$299,473	$47,074	$568,914	$17,733	$933,194

Age Analysis of Past Due and Non-Accrual Loans

The following tables present an aging analysis of the recorded investment in past due and non-accrual loans as of the dates indicated (dollars in thousands):

December 31, 2014	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
Commercial and Industrial	$192	$233	$—	$425	$2,604	$525,488	$528,517
Construction, Land Development and Other Land	—	—	—	—	—	72,223	72,223
Commercial and Other Real Estate	354	—	—	354	1,305	993,965	995,624
Other	—	—	—	—	—	28,359	28,359

Total	$546	$233	$0	$779	$3,909	$1,620,035	$1,624,723

December 31, 2013	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
Commercial and Industrial	$—	$241	$—	$241	$3,682	$295,550	$299,473
Construction, Land Development and Other Land	—	—	—	—	—	47,074	47,074
Commercial and Other Real Estate	—	—	—	—	5,874	563,040	568,914
Other	—	—	—	—	—	17,733	17,733

Total	$—	$241	$—	$241	$9,556	$923,397	$933,194

Included in the non-accrual column above are purchased credit impaired loans of $1.3 million and $3.2 million as of December 31, 2014 and 2013, respectively. Included in the current column are purchased credit impaired loans that have been returned to accrual status of $1.1 million as of December 31, 2014 and 2013.

Impaired Loans

Impaired loans are evaluated by comparing the fair value of the collateral, if the loan is collateral dependent, and the present value of the expected future cash flows discounted at the loan’s effective interest rate, if the loan is not collateral dependent.

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table below as impaired loans “with no specific allowance recorded.” The valuation allowance disclosed below is included in the allowance for loan loss reported in the consolidated balance sheets as of December 31, 2014 and 2013.

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable for the dates and periods indicated (dollars in thousands). This table excludes purchased credit impaired loans (loans acquired in acquisitions with deteriorated credit quality) of $2.4 million and $4.3 million at December 31, 2014 and 2013, respectively.

Year ended December 31, 2014

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and Industrial	$520	$609	$—	$869	$—
Commercial and Other Real Estate	737	739	—	1,058	—
With an allowance recorded:
Commercial and Industrial	1,394	1,546	222	1,428	—
Total
Commercial and Industrial	1,914	2,155	222	2,297	—
Commercial and Other Real Estate	737	739	—	1,058	—

Total	$2,651	$2,894	$222	$3,355	$—

Year ended December 31, 2013

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and Industrial	$2,540	$5,347	$—	$1,835	$—
Construction, Land Development and Other Land	—	—	—	879	—
Commercial and Other Real Estate	3,680	6,112	—	4,216	—
With an allowance recorded:
Commercial and Industrial	100	355	4	137	—
Total
Commercial and Industrial	2,640	5,702	4	1,972	—
Construction, Land Development and Other Land	—	—	—	879	—
Commercial and Other Real Estate	3,680	6,112	—	4,216	—

Total	$6,320	$11,814	$4	$7,067	$—

The following is a summary of additional information pertaining to impaired loans for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2014	2013
Average recorded investment in impaired loans	$4,991	$7,067
Interest foregone on impaired loans	$421	$710
Cash collections applied to reduce principal balance	$3,014	$5,057
Interest income recognized on cash collections	$—	$—

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

The following tables include the recorded investment and unpaid principal balances for TDR loans for the periods indicated (dollars in thousands). This table includes two TDR loans that were purchased credit impaired. As of December 31, 2014, these loans had a recorded investment of $204,000 and unpaid principal balances of $384,000.

Year ended December 31, 2014	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Commercial and Industrial	$530	$719	$—
Commercial and Other Real Estate	114	115	—

Total	$644	$834	$—

Year ended December 31, 2013
Commercial and Industrial	$541	$843	$—
Commercial and Other Real Estate	2,173	2,785	—

Total	$2,714	$3,628	$—

The following tables show the pre- and post-modification recorded investment in TDR loans by type of modification and loan segment that have occurred during the periods indicated (dollars in thousands):

Year ended December 31, 2014	Number of Loans	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Reduced Interest Rate and Lengthened Amortization:
Commercial and Industrial	1	$224	$224
Commercial and Other Real Estate	1	114	114

Total	2	$338	$338

Year ended December 31, 2013
Reduced Interest Rate and Lengthened Amortization:
Commercial and Industrial	1	$310	$310
Commercial and Other Real Estate	—	—	—

Total	1	$310	$310

Loans are restructured in an effort to maximize collections. There was no financial impact for specific reserves or from charge-offs for the modified loans included in the table above. Impairment analyses are performed on the Company’s TDR loans in conjunction with the normal allowance for loan loss process. The Company’s TDR loans are analyzed to ensure adequate cash flow or collateral supports the outstanding loan balance.

There have been no payment defaults in 2014 subsequent to modification on TDR loans that have been modified within the last twelve months.

Loans Acquired Through Acquisition

The following table reflects the accretable net discount for loans acquired through acquisition, for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2014	2013
Balance, beginning of year	$7,912	$12,189
Accretion, included in interest income	(3,023)	(3,754)
Additions, due to acquisition	16,562	—
Sold acquired loans	—	—
Reclassifications to non-accretable yield	(49)	(523)

Balance, end of year	$21,402	$7,912

The above table reflects the fair value adjustment on the loans acquired from mergers that will be amortized to loan interest income based on the effective yield method over the remaining life of the loans. These amounts do not include the fair value adjustments on the purchased credit impaired loans acquired from mergers.

Purchased Credit Impaired Loans

PCI loans are acquired loans with evidence of deterioration of credit quality since origination and it is probable at the acquisition date, that the Company will not be able to collect all contractually required amounts.

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

The following table reflects the outstanding balance and related carrying value of PCI loans as of the dates indicated (dollars in thousands):

	December 31, 2014		December 31, 2013
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and Industrial	$1,205	$693	$1,599	$1,046
Commercial and Other Real Estate	3,018	1,692	5,611	3,282
Other	62	—	—	—

Total	$4,285	$2,385	$7,210	$4,328

The following table reflects the activities in the accretable net discount for PCI loans for the period indicated (dollars in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013
Balance, beginning of year	$395	$9
Accretion, included in interest income	(71)	(33)
Reclassifications from non-accretable yield	—	419

Balance, end of year	$324	$395

Note 7 – Premises and Equipment and Lease Commitments

Premises and equipment are stated at cost less accumulated depreciation and amortization. The following major classifications of premises and equipment are summarized as follows as of the dates indicated (dollars in thousands):

	December 31,
	2014	2013
Furniture and equipment	$8,489	$5,252
Leasehold improvements	7,009	6,730

Total	15,498	11,982
Less: Accumulated depreciation and amortization	(10,121)	(8,451)

Total	$5,377	$3,531

Total depreciation expense for the years ended December 31, 2014, 2013, and 2012 was $1.0 million, $1.1 million, and $1.0 million , respectively.

The following is a schedule of future minimum lease payments for operating leases for office and branch space based upon obligations at December 31, 2014 (dollars in thousands):

Year	Amount
2015	$3,186
2016	3,034
2017	2,981
2018	2,162
2019	2,006
Thereafter	6,066

Total	$19,435

Total rental expense on facilities for the years ended December 31, 2014, 2013 and 2012 was $2.2 million, $2.2 million , and $1.8 million, respectively.

Note 8 – Goodwill, Core Deposit and Leasehold Right Intangibles

Goodwill

At December 31, 2014, the Company had goodwill of $64.0 million, of which $51.7 million was related to the 1st Enterprise merger. See Note 2 – Business Combinations. The following table presents changes in the carrying value of goodwill for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2014	2013
Balance, beginning of year	$12,292	$12,292
Goodwill acquired during the year	51,658	—
Impairment losses	—	—

Balance, end of year	$63,950	$12,292

Accumulated impairment losses at end of year	$—	$—

The Company’s goodwill was evaluated for impairment during the fourth quarter of 2014, with no impairment loss recognition considered necessary.

Core Deposit Intangibles (“CDI”)

The weighted average amortization period remaining for our core deposit intangibles is 7.2 years. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $1.7 million, $1.3 million, $1.1 million, $936,000, and $692,000. The Company’s core deposit intangibles were evaluated for impairment at December 31, 2014, taking into consideration the actual deposit runoff of acquired deposits to the level of deposit runoff expected at the date of merger. Based on the Company’s evaluation, no impairment has taken place on the core deposit intangibles. The following table presents the changes in the gross amounts of core deposit intangibles and the related accumulated amortization for the dates and periods indicated (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Gross amount of CDI:
Balance, beginning of year	$2,103	$2,103	$1,098
Additions due to acquisitions	7,143	0	1,005

Balance, end of year	9,246	2,103	2,103

Accumulated Amortization:
Balance, beginning of year	(665)	(356)	(137)
Amortization	(391)	(309)	(219)

Balance, end of year	(1,056)	(665)	(356)

Net CDI, end of year	$8,190	$1,438	$1,747

Leasehold Right Intangibles

The leasehold right intangibles represent the difference between the fair value of the Company’s leases at acquisition and the contractual lease payments over the term of the leases. The Company recorded a leasehold right intangible of $390,000 related to the Los Angeles headquarter lease as part of the 1st Enterprise merger. The recorded value of the Company’s leasehold right intangibles at December 31, 2014 was $1.4 million.

The amortization of the leasehold right intangibles is recorded within the income statement under occupancy expense. The net amortization of the leasehold right intangible assets and liabilities resulted in expense of $142,000, income of $313,000 and $315,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 9 – Bank Owned Life Insurance

At December 31, 2014 and 2013 the Company had $38.7 million and $21.2 million, respectively of Bank-Owned Life Insurance (“BOLI”). The Company recorded non-interest income associated with the BOLI policies of $660,000, $617,000 and $267,000 for the years ending December 31, 2014, 2013 and 2012, respectively. The increase in the Company’s balance in 2014 by $17.5 million to $38.7 million was from the $16.9 million BOLI policies acquired from 1st Enterprise and a $618,000 increase in the cash surrender value of the policies during 2014. The increase in the Company’s balance in 2013 by $617,000 to $21.2 million was from the increase in the cash surrender value of the policies during 2013.

BOLI involves the purchasing of life insurance by the Company on a selected group of employees where the Company is the owner and beneficiary of the policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash surrender value of these policies, as well as a portion of the insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. At December 31, 2014, the $38.7 million was allocated between seven individual insurance companies, with balances ranging from approximately 1% to 32% of the Company’s outstanding BOLI balances. On an annual basis, the Company reviews the financial stability and ratings of all the individual insurance companies to ensure they are adequately capitalized, and that there is minimal risk to the BOLI assets.

Note 10 – Investment in California Organized Investment Network (“COIN”)

During 2013, the Company made investments of $1.1 million in 60 month term, 0% interest rate deposits. The Company made a $1.0 million investment with Rural Community Assistance Corporation (“RCAC”), that generated a $200,000 tax credit, and a $75,000 investment with Pacific Coast Regional Small Business Development Corporation (“PCR”) that generated a $15,000 tax credit. These investments qualified the Company for a $215,000 Qualified Investment Tax Credit that was applied to the Company’s 2013 and 2014 tax provision. During 2009, the Company made an investment in a $1.0 million, 60 month term, 0% interest rate deposit with Clearinghouse CDFI (“Clearinghouse”) that qualified the Company for a $200,000 Qualified Investment Tax Credit. Both investments made in 2013 and the one investment made in 2009 qualified as Community Redevelopment Act (“CRA”) investments under CRA investment guidelines.

All three entities, the RCAC, the PCR and the Clearinghouse are certified Community Development Financial Institutions (“CDFI”) as defined and recognized by the United States Department of Treasury and are defined and recognized by the California Organized Investment Network (“COIN”) within the California Department of Insurance.

Based on these investments being certified by the California Department of Insurance, the investments made in 2013 qualified for a 20% or $215,000 State of California income tax credit in the year made. If the Company were to redeem this deposit prior to its contractual and stated maturity date, the Company would lose the benefit of the tax credit taken in prior years. The investment, to qualify for this specific tax credit, must be for a minimum term of sixty months. In addition, the tax credit is required to be applied during the year in which the investments were made. The deposit made in 2013 matures in 2018, while the deposit made in 2009 matured in 2014. These deposits are not insured by the FDIC, and are included in other assets on the balance sheet of the Company. The Company’s intentions are to hold these investments to their contractual maturity dates. These investments were also made to meet CRA investment goals.

Note 11 – Qualified Affordable Housing Project Investments

The Company’s investment in Qualified Affordable Housing Projects that generate Low Income Housing Tax Credits at December 31, 2014 was $4.1 million with a recorded liability of $2.5 million in funding obligations. The Company has invested in three separate LIHTC projects which provide the Company with CRA credit. Additionally, the investment in LIHTC projects provides the Company with tax credits and with operating loss tax benefits over an approximately 10 year period. None of the original investment will be repaid. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company and provide a return on the investment between 5.0% to 6.0%. The investment in LIHTC projects is being accounted for using the proportional amortization method, under which the Company amortizes the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).

See Note 1 – Summary of Significant Accounting Policies, “Qualified Affordable Housing Project Investments” regarding how the Company accounts for its investments in LIHTC projects.

The following table presents the Company’s original investment in the LIHTC projects, the current recorded investment balance, and the unfunded liability balance of each investment at December 31, 2014 and 2013. In addition, the table reflects the tax credits and tax benefits recorded by the Company during 2014 and 2013, the amortization of the investment and the net impact to the Company’s income tax provision for 2014 and 2013. Also see Note 19 – Income Tax, for the impact of these investments on the Company’s effective tax rate (dollars in thousands):

Qualified Affordable Housing Projects at December 31, 2014	Original Investment Value	Current Recorded Investment	Unfunded Liability Obligation	Tax Credits and Benefits (1)	Amortization of Investments (2)	Net Income Tax Benefit
Enterprise Green Communities West II LP	$1,000	$704	$162	$127	$84	$43
Enterprise Housing Partners Calgreen II Fund LP	2,050	1,588	635	229	174	55
Enterprise Housing Partners XXIV LP	2,000	1,849	1,685	160	112	48

Total – Investments in Qualified Affordable Housing Projects	$5,050	$4,141	$2,482	$516	$370	$146

Qualified Affordable Housing Projects at December 31, 2013	Original Investment Value	Current Recorded Investment	Unfunded Liability Obligation	Tax Credits and Benefits (1)	Amortization of Investments (2)	Net Income Tax Benefit
Enterprise Green Communities West II LP	$1,000	$787	$190	$236	$160	$76
Enterprise Housing Partners Calgreen II Fund LP	2,050	1,735	1,817	390	314	76
Enterprise Housing Partners XXIV LP	2,000	1,988	1,983	14	11	3

Total - Investments in Qualified Affordable Housing Projects	$5,050	$4,510	$3,990	$640	$485	$155

(1)	The amounts reflected in this column represent both the tax credits, as well as the tax benefits generated by the Qualified Affordable Housing Projects operating loss for the year.
(2)	This amount reduces the tax credits and benefits generated by the Qualified Affordable Housing Projects.

The following table reflects the anticipated net income tax benefit that is expected to be recognized by the Company over the next several years (dollars in thousands):

Qualified Affordable Housing Projects	Enterprise Green Communities West II LP	Enterprise Housing Partners Calgreen II Fund LP	Enterprise Housing Partners XXIV LP	Total Net Income Tax Benefit
Anticipated net income tax benefit less amortization of investments:
2015	$44	$43	$53	$140
2016	43	39	55	137
2017 and thereafter	245	304	414	963

Total – anticipated net income tax benefit in Qualified Affordable Housing Projects	$332	$386	$522	$1,240

Note 12 – Deposits

At December 31, 2014, 84 customers maintained balances (aggregating all related accounts, including multiple business entities and personal funds of business principals) in excess of $4 million. The aggregate amount of such deposits amounted to $859.2 million or approximately 44% of the Company’s total customer deposit base. The depositors are not concentrated in any industry or business. At December 31, 2014 and 2013, the Company had “reciprocal” CDARS® and ICS® deposits that are classified as “brokered” deposits in regulatory reports. These “reciprocal” CDARS® and ICS® deposits are the only brokered deposits utilized by the Company, and the Company considers these deposits to be “core” in nature.

At December 31, 2014, $62.9 million out of total time deposits of $64.8 million mature within one year.

At December 31, 2014 and 2013, the Company had certificates of deposit with balances $100,000 or more of $60.7 million and $59.0 million, respectively, and certificates of deposits with balances $250,000 or more of $19.6 million and $20.5 million, respectively.

The following table shows the maturity of the Company’s time deposits of $100,000 or more at December 31, 2014.

Maturity of Time Deposits of $100,000 or More*
(Dollars in thousands)
Three months or less	$10,376
Over three through six months	16,476
Over six through twelve months	32,278
Over twelve months	1,605

Total	$60,735

*	includes CDARS® reciprocal time deposits of $100,000 or more. Total CDARS® reciprocal time deposits included in the table above are $29.4 million.

ICS® Reciprocal Non-Interest Bearing Demand Deposits

During 2013 the Company began participating as a member of the Insured Cash Sweep® (“ICS®”) deposit program. Through ICS®, the Company may accept non-interest bearing deposits in excess of the FDIC insured maximum from a depositor and place the deposits through the ICS® network into other member banks in increments of less than the FDIC insured maximum in order to provide the depositor full FDIC insurance coverage. The Company receives an equal dollar amount of deposits from other ICS® member banks in exchange for the deposits the Company places into the ICS® network. These deposits are recorded on the Company’s balance sheet as ICS® reciprocal deposits. At December 31, 2014, the ICS® reciprocal deposits totaled $12.4 million.

CDARS® Reciprocal Time Deposits

The Company participates and is a member of the Certificate of Deposit Account Registry Service (CDARS®) deposit product program. Through CDARS®, the Company may accept deposits in excess of the FDIC insured maximum from a depositor and place the deposits through a network to other CDARS® member banks in increments of less than the FDIC insured maximum to provide the depositor full FDIC insurance coverage. Where the Company receives an equal dollar amount of deposits from other CDARS® member banks in exchange for the deposits the Company places into the network, the Company records these as CDARS® reciprocal deposits. At December 31, 2014 and 2013, CDARS® reciprocal deposits totaled $29.9 million and $28.9 million, respectively.

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

As discussed in Note 5 – Investment Securities, the Company has pledged certain investments as collateral for these agreements. Securities with a fair market value of $32.3 million and $11.8 million were pledged to secure the Repos at December 31, 2014 and December 31, 2013, respectively. The Company segregates both the principal and accrued interest on these securities with the Company’s third party safekeeping custodians. All principal and interest payments on the investment securities that are pledged as collateral on the Repo program are received directly by the safekeeping custodian.

The tables below describe the terms and maturity of the Company’s securities sold under agreements to repurchase as of the dates indicated (dollars in thousands):

	December 31, 2014
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
December 31, 2014	9,411	0.13% – 0.25%	2 days	January 2, 2015

Total	$9,411	0.20%

	December 31, 2013
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
December 3, 2013	$750	0.10%	62 days	February 3, 2014
December 31, 2013	10,391	0.10% – 0.40%	2 days	January 2, 2014

Total	$11,141	0.30%

Federal Home Loan Bank Borrowings

The Company maintains a secured credit facility with the FHLB, allowing the Company to borrow on an overnight and term basis. The Company’s credit facility with the FHLB is $362.6 million, which represents approximately 25% of the Bank’s total assets, as reported by the Bank in its September 30, 2014 FFIEC Call Report.

As of December 31, 2014, the Company had $700 million of loan collateral pledged with the FHLB which provides $463 million in borrowing capacity. The Company has $23.3 million in investment securities pledged with the FHLB to support its credit facility. In addition, the Company must maintain an investment in the capital stock of the FHLB. The Company is required to purchase FHLB common stock to support its FHLB advances. Under the FHLB Act, the FHLB has a statutory lien on the FHLB capital stock that the Company owns and the FHLB capital stock serves as further collateral under the borrowing line.

The Company had no outstanding advances (borrowings) with the FHLB as of December 31, 2014 or 2013.

Interest on FHLB advances is generally paid monthly, quarterly or semi-annually depending on the terms of the advance, with principal and any accrued interest due at maturity. The Company had no FHLB borrowings during 2014 or 2013, except for the annual testing of the borrowing lines. The Company is required to purchase FHLB common stock to support its FHLB advances. At December 31, 2014 and 2013, the Company had $8.0 million and $4.7 million of FHLB common stock, respectively. The current value of the FHLB common stock of $8.0 million would support FHLB advances up to $170.5 million. Any advances from the FHLB in excess of $170.5 million would require additional purchases of FHLB common stock.

The FHLB has historically repurchased a portion to all of its excess capital from each bank where the level of capital is in excess of that bank’s current average borrowings above a certain minimum. The FHLB’s program whereby the FHLB analyzes each member bank’s capital requirement and returns each bank’s excess capital above a certain minimum not needed for current borrowings resulted in the repurchase of the Company’s FHLB common stock during 2013 and 2012 by the FHLB. The FHLB repurchased $0, and $150,300 of the Company’s investment in FHLB capital stock during 2014 and 2013, respectively. The Company acquired FHLB capital stock of $3.8 million in 2014 from the acquisition of 1st Enterprise.

The FHLB has paid or declared dividends on its capital stock for all four quarters of the years ending December 31, 2014, 2013 and 2012.

Subordinated Debentures

The following table summarizes the terms of each issuance of subordinated debentures outstanding as of December 31, 2014:

Series	Amount (in thousands)	Issuance Date	Maturity Date	Rate Index	Current Rate	Next Reset Date
Trust I	$6,186	12/10/04	03/15/35	3 month LIBOR+2.05%	2.291%	3/17/15
Trust II	3,093	12/23/05	03/15/36	3 month LIBOR+1.75%	1.991%	3/17/15
Trust III	3,093	06/30/06	09/15/36	3 month LIBOR+1.85%	2.091%	3/17/15

Subtotal	12,372
Unamortized fair value adjustment	(2,834)

Net	$9,538

The Company had an aggregate outstanding contractual balance of $12.4 million in subordinated debentures at December 31, 2014. These subordinated debentures were acquired as part of the PC Bancorp merger and were issued to trusts originally established by PC Bancorp, which in turn issued trust preferred securities. These subordinated debentures were issued in three separate series. Each issuance had a maturity of 30 years from their approximate date of issue. All three subordinated debentures are variable rate instruments that reprice quarterly based on the three month LIBOR plus a margin (see tables above). All three subordinated debentures had their interest rates reset in December 2014 at the current three month LIBOR plus their index, and will continue to reprice quarterly through their maturity date. All three subordinated debentures are currently callable at par with no prepayment penalties.

The original fair value adjustment related to the subordinated debentures was $3.3 million. The Company recorded $159,000 and $209,700 in amortization expense related to the fair value adjustment in 2014 and 2013, respectively. At December 31, 2014 the Company is estimating a remaining life of approximately 21 years on the subordinated debentures and is amortizing the fair value adjustment based on this estimated average remaining life. The Company is projecting annual amortization expense of approximately $159,000 related to the fair value adjustment on the subordinated debentures.

The Company currently includes in Tier 1 capital an amount of subordinated debentures equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity less goodwill, core deposit and leasehold right intangibles and a portion of the SBA servicing assets. See Note 22 – Regulatory Matters.

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

Short-term Borrowings

Details regarding the Company’s short-term borrowings for the dates and periods indicated are reflected in the table below (dollars in thousands):

	Year Ended December 31,
	2014			2013
	Balance	Average Balance	Weighted Average Rate	Balance	Average Balance	Weighted Average Rate
Securities sold under agreements to repurchase	$9,411	$13,579	0.25%	$11,141	$24,376	0.30%

The maximum amount of short-term borrowings outstanding at any month-end was $15.7 million and $30.0 million in 2014 and 2013, respectively.

Note 14 – Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. At December 31, 2014, the Company has thirteen interest rate swap agreements with customers and thirteen offsetting interest-rate swaps with a counterparty bank that were acquired as a result of the merger with 1st Enterprise on November 30, 2014. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Company a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Company’s earnings.

The structure of the swaps is as follows: The Company enters into a swap with its customers to allow them to convert variable rate loans to fixed rate loans, and at the same time, the Company enters into a swap with the counterparty bank to allow the Company to pass on the interest-rate risk associated with fixed rate loans. The net effect of the transaction allows the Company to receive interest on the loan from the customer at a variable rate based on LIBOR plus a spread. The changes in the fair value of the swaps primarily offset each other and therefore should not have a significant impact on the Company’s results of operations. Our interest rate swap derivatives acquired from 1st Enterprise are subject to a master netting arrangement with one counterparty bank. None of our derivative assets and liabilities are offset in the balance sheet.

We believe our risk of loss associated with our counterparty borrowers related to interest rate swaps is mitigated as the loans with swaps are underwritten to take into account potential additional exposure, although there can be no assurances in this regard since the performance of our swaps is subject to market and counterparty risk. At December 31, 2014, the total notional amount of the Company’s swaps acquired from 1st Enterprise was $35.7 million.

Balance Sheet Classification of Derivative Financial Instruments Acquired from 1st Enterprise Bank

The following table presents the fair values of the asset and liability of the Company’s derivative instruments acquired from 1st Enterprise as of December 31, 2014 (dollars in thousands):

	Asset Derivatives	Liability Derivatives
	December 31, 2014	December 31, 2014
Interest rate swap contracts fair value	$719	$719

Balance sheet location	Accrued Interest Receivable and Other Assets	Accrued Interest Payable and Other Liabilities

At December 31, 2014, the Company also has twenty two pay-fixed, receive-variable, interest rate contracts that are designed to convert fixed rate loans into variable rate loans. The Company acquired these interest rate swap contracts on July 31, 2012 as a result of the merger with PC Bancorp. At December 31, 2014, twenty-two of the original twenty-four interest rate swap contracts acquired from the PC Bancorp acquisition are outstanding.

The Company, as part of its acquisition of PC Bancorp, had to formally document all relationships between the hedging instruments and the hedged items, as well as its risk management objective and strategy for re-designating the interest rate swap contract as a hedge transaction. This process included linking all derivatives that were designated as fair value hedges to specific assets on the balance sheet. The Company also formally assesses the hedge’s current effectiveness in offsetting changes in the fair values of the hedged items. On an ongoing basis, the derivatives that are used in hedging transactions are evaluated as to how effective they are in offsetting changes in fair values or cash flows of hedged items. At December 31, 2014, the twenty-two hedging relationships are determined to be effective.

Prior to the merger with PC Bancorp, the Company did not utilize interest rate swaps to manage its interest rate risk position. All of the interest rate swap contracts acquired from PC Bancorp are with the same counterparty bank. The total notional amount of the outstanding swap contracts as of December 31, 2014 is $29.3 million. The outstanding swaps have original maturities of up to 15 years.

Balance Sheet Classification of Derivative Financial Instruments Acquired from PC Bancorp

The following table presents the notional amount and the fair values of the asset and liability of the Company’s derivative instruments acquired from PC Bancorp as of the dates and periods indicated (dollars in thousands):

	Liability Derivatives
	December 31, 2014	December 31, 2013
Fair Value Hedges
Total interest rate contacts notional amount	$29,289	$31,914

Derivatives not designated as hedging instruments:
Interest rate swap contracts fair value	$519	$738
Derivatives designated as hedging instruments:
Interest rate swap contracts fair value	2,277	3,205

Total interest rate contracts fair value	$2,796	$3,943

Balance sheet location	Accrued Interest Payable and Other Liabilities	Accrued Interest Payable and Other Liabilities

The Effect of Derivative Instruments on the Consolidated Statements of Income

The following table summarizes the effect of derivative financial instruments on the consolidated statements of income for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2014	2013
Derivatives not designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$219	$306
Payments on interest rate swap contracts on loans	(273)	(289)

Net increase (decrease) in other non-interest income	(54)	17

Interest rate swap contracts – subordinated debenture
Increase in fair value of interest rate swap contracts	—	70
Payments on interest rate swap contracts on subordinated debentures	—	(70)

Net increase in other non-interest income	—	—

Net increase (decrease) in other non-interest income	$(54)	$17

Derivatives designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$927	$1,719
Increase (decrease) in fair value of hedged loans	315	(554)
Payments on interest rate swap contracts on loans	(1,256)	(1,294)

Net (decrease) in interest income on loans	$(14)	$(129)

The interest rate swap contract originally associated with the subordinated debenture that was scheduled to mature in June 2013 was liquidated prior to maturity during the first quarter of 2013.

Under all of the Company’s interest rate swap contracts, the Company is required to pledge and maintain collateral for the credit support under these agreements. At December 31, 2014, the Company had $1.1 million in investment securities, $2.7 million in certificates of deposit and $1.7 million in non-interest bearing balances for a total of $5.5 million with two counterparty banks. Of this amount, $4.1 million is pledged as collateral.

Note 15 – Balance Sheet Offsetting

Assets and liabilities relating to certain financial instruments, including derivatives, and securities sold under repurchase agreements (“Repos”), may be eligible for offset in the consolidated balance sheets as permitted under accounting guidance. The Company’s interest rate swap derivatives that were acquired from PC Bancorp and 1st Enterprise are subject to master bilateral netting and offsetting arrangements under specific conditions as defined within master agreements governing all interest rate swap contracts that the Company and the counterparty banks have entered into. In addition, the master agreements under which the interest rate contracts have been written require the pledging of assets by the Company based on certain risk thresholds. The Company has pledged as collateral, investment securities, a certificate of deposit and cash that is maintained in a due from bank account. The pledged collateral under the swap agreements are reported in the Company’s consolidated balance sheets, unless the Company defaults under the master agreement. The Company currently does not net or offset the interest rate swap contracts in its consolidated balance sheets, as reflected within the table below.

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

The table below presents the Company’s financial instruments that may be eligible for offsetting which include securities sold under agreements to repurchase that have no enforceable master netting arrangement and derivative securities that could be offset in the consolidated financial statements due to an enforceable master netting arrangement (dollars in thousands):

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount (Collateral over liability balance required to be pledged)
				Financial Instruments	Collateral Pledged
December 31, 2014
Financial Assets:
Interest rate swap contracts fair value (see Note 14 – Derivative Financial Instruments)	$719	$—	$719	$719	$—	$—

Total	$719	$—	$719	$719	$—	$—

Financial Liabilities:
Interest rate swap contracts fair value (see Note 14 – Derivative Financial Instruments)	$3,515	$—	$3,515	$3,515	$4,150	$635
Securities sold under agreements to repurchase	9,411	—	9,411	9,411	32,304	22,893

Total	$12,926	$—	$12,926	$12,926	$36,454	$23,528

December 31, 2013
Financial Liabilities:
Interest rate swap contracts fair value (see Note 14 – Derivative Financial Instruments)	$3,943	$—	$3,943	$3,943	$4,194	$251
Securities sold under agreements to repurchase	11,141	—	11,141	11,141	11,750	609

Total	$15,084	$—	$15,084	$15,084	$15,944	$860

Note 16 – Stock Options and Restricted Stock

Equity Compensation Plans

The Company’s 2007 Equity and Incentive Plan (“Equity Plan”) was adopted by the Company in 2007 and replaced two prior equity compensation plans. The Equity Plan provides for significant flexibility in determining the types and terms of awards that may be made to participants. The Equity Plan was revised and approved by the Company’s shareholders in 2011 and adopted by the Company as part of the Bank holding company reorganization. This plan is designed to promote the interest of the Company in aiding the Company to attract and retain employees, officers and non-employee directors who are expected to contribute to the future success of the organization. The Equity Plan is intended to provide participants with incentives to maximize their efforts on behalf of the Company through stock-based awards that provide an opportunity for stock ownership. This plan provides the Company with a flexible equity incentive compensation program, which allows the Company to grant stock options, restricted stock, restricted stock award units and performance units. Certain options and share awards provide for accelerated vesting, if there is a change in control, as defined in the Equity Plan.

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

The Equity Plan was amended and restated in 2014 to (i) permit the grant of performance-based awards that are not subject to the deduction limitations of Section 162(m) of the Internal Revenue Code, including both equity compensation awards and cash bonus payments, (ii) prohibit the repricing of previously granted options; (iii) eliminate a provision of the Equity Plan that provides for an automatic annual increase in the shares of common stock available for awards under the Equity Plan; and (iv) extend the term of the plan to July 31, 2024.

Pursuant to the merger with 1st Enterprise as discussed in Note 2 above, CU Bancorp adopted the 1st Enterprise 2006 Stock Incentive Plan, as amended (“2006 Stock Incentive Plan”), as its own equity plan and all stock options granted by 1st Enterprise thereunder were fully vested and exercisable and were converted to CU Bancorp stock options on substantially the same terms but adjusted to reflect the exchange ratio set forth in the Merger Agreement and applicable Internal Revenue Code provisions and related regulations. No new equity awards will be granted under the 2006 Stock Incentive Plan. A total of 802,766 converted 1st Enterprise stock options were adopted into CU Bancorp stock options under the Equity Plan with a fair value of $9.6 million and an intrinsic value of $11.1 million at the merger date.

Under the Equity Plan, there are a total of 1,490,547 shares authorized. A total of 855,083 shares have been issued out of the plan, with 64,041 of these issued shares subsequently cancelled and returned back into the plan, leaving 699,505 available to be issued.

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

During 2014, the Company had a combined federal and state tax benefit of $582,000, related to the vesting of restricted stock and the exercise of stock options during 2014, of which $233,000 was related to restricted stock and $349,000 was related to stock options. This tax benefit was recorded to additional paid in capital during the year ending December 31, 2014.

During 2013, the Company had a combined federal and state tax benefit of $659,000, related to the vesting of restricted stock and the exercise of stock options during 2013, of which $96,000 was related to restricted stock and $563,000 was related to stock options. This tax benefit was recorded to additional paid in capital during the year ending December 31, 2013.

During 2012, the Company had a combined federal and state tax deficiency of $57,000, related to the vesting of restricted stock during 2012, of which $53,000 was recorded as additional tax expense and $4,000 was recorded to additional paid in capital. There were no tax benefits or deficiencies related to the exercise or cancellation of stock options during 2012.

At December 31, 2014, future compensation expense related to non-vested stock option and restricted stock grants aggregated to the amounts reflected in the table below (dollars in thousands):

Future Stock Based Compensation Expense	Stock Options	Restricted Stock	Total
2015	$2	$1,946	$1,948
2016	—	1,034	1,034
2017	—	323	323
2018	—	93	93
Thereafter	—	—	—

Total	$2	$3,396	$3,398

The estimated fair value of both incentive stock options and non-qualified stock options granted in prior years, have been calculated using the Black-Scholes option pricing model. There have been no incentive stock options and no non-qualified stock options issued in 2012, 2013 or 2014. The following is the listing of the input variables and the assumptions utilized by the Company for each parameter used in the Black-Scholes option pricing model in prior years:

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

Dividend Yield – The dividend yield has been based on historical experience and expected future changes on dividend payouts. The Company has not declared or paid dividends on its common stock in the past and does not expect to declare or pay dividends on its common stock within the foreseeable future.

Stock Options

There were no stock options granted by the Company in 2012, 2013 or 2014.

The following table summarizes the stock option activity under the plans for the year ended December 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock options at December 31, 2013	434,740	$13.89	2.1	$1,913
Adoption of 1ST Enterprise 2006 Stock Incentive Plan	802,766	$7.84	1.6	$11,121
Granted	—
Exercised	(221,016)
Forfeited	—
Expired	—

Outstanding stock options at December 31, 2014	1,016,490	$10.13	1.6	$11,770

Exercisable options at December 31, 2014	1,010,290	$10.12	1.6	$11,711
Unvested options at December 31, 2014	6,200	$12.20	2.3	$59
Outstanding, vested and expected to vest at December 31, 2014	1,016,490	$10.13	1.6	$11,770

The Company recorded stock option expense of $10,000, $21,000 and $54,000, for the years ended December 31, 2014, 2013, and 2012, respectively.

During 2013, four executive officers of the Company elected and adopted to exercise outstanding stock options under Rule 10b5-1(c)(1) “10b5 Plans” under the Securities Exchange Act of 1934, as amended. Under the 10b5 Plans, the officers elected to sell a portion or all of their outstanding nonqualified and incentive stock options that expire though May of 2015. A total of 320,764 stock options were made subject to the 10b5 Plans. Of the total 221,016 options that were exercised in 2014, 88,344 options were exercised under the 10b5 Plans. As of December 31, 2014, there were no further options remaining under the 10b5 Plans to be exercised or sold.

The total intrinsic value of options exercised during the years ended December 31, 2014 and 2013 was $2.1 million and $2.3 million, respectively. No options were exercised in 2012.

Restricted Stock

The weighted-average grant-date fair value per share in the table below is calculated by taking the total aggregate cost of the restricted shares issued divided by the number of shares of restricted stock issued. The aggregate cost of the restricted stock was calculated by multiplying the number of shares granted at each of the grant dates by the closing stock price of the Company’s common stock on the date of the grant. The following table summarizes the restricted stock activity under the Equity Plan for the year ended December 31, 2014:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Unvested, at December 31, 2013	266,050	$13.49
Granted	172,900	19.39
Vested	(124,428)	13.75
Cancelled and forfeited	(5,016)	14.88

Unvested, at December 31, 2014	309,506	$16.66

Compensation expense of $1.7 million, $1.1 million, and $1.1 million was recorded related to the above restricted stock grants for the years ended December 31, 2014, 2013 and 2012, respectively. Restricted stock awards are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed. The aggregate fair value at the date of vesting of the 124,428 shares of restricted stock that vested in 2014 was $2.3 million.

Note 17 – Supplemental Executive and Director Retirement Plans

Supplemental Executive Retirement Plan

The Company adopted a non-qualified supplemental executive retirement plan (“SERP”) for certain executives of the Company effective October 1, 2012. In addition, the Company acquired several SERP plans from the 2012 PC Bancorp acquisition. These SERP plans provide the designated executives with retirement benefits. Pre-retirement survivor benefits are provided for designated beneficiaries of participants who do not survive until retirement in an amount equal to the lump sum actuarial equivalent of the participant’s accrued benefit under the SERP. The SERP is considered an unfunded plan for tax and ERISA purposes. All obligations arising under the SERP are payable from the general assets of the Company. At December 31, 2014 and 2013, the SERP plan had accrued liabilities of $3.2 million and $2.6 million, respectively.

As a result of its acquisition of 1st Enterprise in 2014, the Company acquired a deferred compensation plan with a liability balance of $622,000 at December 31, 2014. This deferred compensation plan was established in which eligible employees can elect to defer a percentage of salary of bonuses to be paid after terminating employment with the Company. Payments can be made in lump sum or equal installments for as long as 10 years. A deferral account is established for each participant and the account will earn interest quarterly based on the Company’s established crediting rate. Participants are immediately and 100% vested for the amount of their deferral account.

The Company acquired, as a result of its acquisition of PC Bancorp, a Supplemental Employee Salary Continuation Plan, a Deferred Director Fee Plan, and a Split Dollar Employee Insurance Plan for certain executive officers and one Director of PC Bancorp. At December 31, 2014, the accrued liability of the PC Bancorp Supplemental Employee Salary Plan was $1.6 million, and the accrued liability of the Deferred Director Fee Plan was $313,000. The Company recorded a total of $705,000, $661,000 and $217,000 in deferred salary compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively, related to the deferred compensation plans.

Split Dollar Employee Insurance Plan

The Company’s accrued liability for the Split Dollar Employee Insurance Plan was $1.2 and $1.1 million at December 31, 2014 and 2013, respectively. The Company recorded split dollar life insurance expense of $38,000, $36,000, $47,000 in 2014, 2013 and 2012 respectively, related to the split dollar policies.

Note 18 - Defined Contribution Plan 401(k)

The Company has a 401(k) defined contribution plan for the benefit of its employees. The plan allows eligible employees to contribute a portion of their income to a trust for investment on a pre-tax basis until retirement. Participants are 100% vested in their own deferrals. Effective as of January 1, 2013, the Company changed from a safe harbor election for employer contributions to an “employer match” type of contribution for the benefit of the employees covered under the plan. During 2012, the Company made “safe harbor” non-elective employer contributions, to all employees eligible under the plan. Under the employer match type of contribution that began in January of 2013, the Company has matched $0.50 on the dollar for every dollar the employee contributed to the plan, up to maximum of 4% of the employee’s eligible compensation. The dollar amount an individual employee may contribute to his plan has regulatory limits.

For 2012, the Company elected to make “safe harbor” or Guaranteed Company Contribution of 3% of salary to all employees. Safe harbor contributions are immediately vested. The decision to make a Guaranteed Company Contribution is made by the Company on an annual basis.

The Company’s expense relating to the contributions made to the 401(k) plan for the benefit of its employees was $418,000, $431,000 and $383,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

Note 19 - Income Taxes

The Company’s income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis plus Federal and California net operating losses and credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be realized, recovered and or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The future realization of any of the Company’s deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. Based on historical and future expected taxable earnings and available tax strategies, the Company considers the future realization of these deferred tax assets more likely than not.

The tax effects from an uncertain tax position are recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. The Company believes that there are no material uncertain tax positions at December 31, 2014, 2013, and 2012. Interest and penalties related to uncertain tax positions are recorded as part of other operating expense.

Income tax expense (benefit) consists of the following (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Current provision
Federal	$4,517	$1,669	$2,497
State	1,183	238	265

Total current provision	5,700	1,907	2,762
Deferred provision (benefit)
Federal	382	2,674	(917)
State	350	427	(180)

Total deferred provision (benefit)	732	3,101	(1,097)

Total current and deferred provision	$6,432	$5,008	$1,665

The following is a summary of the components of the net deferred tax asset recognized in the accompanying balance sheets as of the dates indicated (dollars in thousands):

	December 31,
	2014	2013
Deferred Tax Assets
Federal tax operating loss carryforward	$99	$317
State tax operating loss carryforward	162	168
Allowance for loan loss	5,823	4,726
Purchase accounting and loan fair value adjustments	9,430	5,558
Accruals and other liabilities	1,457	1,570
Stock compensation and deferred compensation costs	6,703	3,145
Net unrealized loss on securities available-for-sale	—	143
Start up, organizational and other costs	612	255

Total deferred tax assets	24,286	15,882

Deferred Tax Liabilities
Net unrealized gain on securities available-for-sale	(138)	—
State tax liability	(1,041)	(1,270)
Unamortized fair value on subordinated debentures	(1,310)	(1,402)
Core deposit intangibles	(3,754)	(478)
Prepaid expense and other	(1,524)	(815)

Total deferred tax liabilities	(7,767)	(3,965)

Valuation allowance	(15)	(82)

Deferred tax assets, net	$16,504	$11,835

The Company’s deferred tax assets and deferred tax liabilities include balances associated with the acquisition of 1st Enterprise in 2014, PC Bancorp in 2012 and COSB in 2010, which are non-taxable business combinations. These balances represent temporary differences for which deferred tax assets and liabilities are recognized because the financial statement carrying amounts of the acquired assets and assumed liabilities generally are their respective fair values at the date of the acquisition, whereas the tax basis equals the acquiree’s former tax basis (carryover tax basis).

The largest component of the combined net federal and state deferred tax assets consist of the fair value purchase accounting adjustment related to loans acquired in the mergers. The remaining deferred tax asset from the fair value purchase accounting adjustment on loans was $9.7 million at December 31, 2014 and $4.3 million at December 31, 2013.

The Company has federal net operating loss carryforwards attributable to the COSB acquisition of $282,000 and $906,000 and state net operating loss carryforwards of $165,000 and $789,000 at December 31, 2014, and 2013, respectively. The decrease in both the federal and state net operating loss carryforwards was attributable to the Company being able to utilize $624,000 in both federal and state net operating loss carryforwards in the 2014 tax provision. The federal and state net operating loss carryforwards from the COSB acquisition are subject to an annual limitation of $624,000 due to the ownership change on December 31, 2010. These net operating losses expire in 2030.

In addition, the Company has a state tax capital loss carryforward acquired from the PC Bancorp acquisition of $54,000 at December 31, 2014 and $761,000 at December 31, 2013, and $707,000 of the $761,000 of capital loss carryforward at December 31, 2013 expired during 2014 and the remaining expires in 2016.

The Company has a $1.3 million state net operating loss carryforward at CU Bancorp that arose from CU Bancorps’s 2012 unconsolidated tax return. The ability to utilize this net operating loss is dependent upon allocation of sufficient consolidated income to CU Bancorp in the future based on a three-factor formula. The Company was able to utilize an additional $1.3 million of federal net operating losses and $7,000 of state net operating losses during 2013 that arose from CU Bancorp’s unconsolidated 2012 operating loss. These net operating losses expire in 2032. Between the utilization of the COSB net operating loss carryforwards and the CU Bancorp previously unconsolidated net operating loss carryforwards, the Company was able to effectively utilize approximately $624,000 federal and state net operating losses in 2014 and approximately $1.9 million in net federal and $631,000 state operating loss carryforwards during 2013.

Due to the uncertainty surrounding the ability to fully utilize certain California deferred tax assets, a valuation allowance has been established.

The Company’s investments in Qualified Affordable Housing Projects generated low income housing tax credits and benefits net of investment amortization of $119,000 and $155,000 in 2014 and 2013, respectively. See Note 11- Investments in Qualified Affordable Housing Projects for a discussion on the investments.

The Company recorded an excess tax benefit related to the vesting of its restricted stock, the exercise of non-qualifying stock options and the recording of disqualifying dispositions following the exercises of incentive stock options in 2014 and in 2013. The federal and state excess tax benefits associated with the vesting of restricted stock was $232,000 and $96,000 during 2014 and 2013, respectively and was recorded to APIC. The federal and state excess tax benefit associated with exercise of non-qualified stock options was $287,000 and $359,000 during 2014 and 2013, respectively, and was recorded to APIC. The federal and state tax benefit associated with the disqualifying disposition of incentive stock options exercised in 2014 was $63,000 and in 2013 was $355,000. In 2014, $63,000 of the tax benefit associated with the disqualifying disposition of incentive stock options was recorded to APIC and $64,000 was recorded as a benefit to income tax expense. In 2013, $204,000 of the tax benefit associated with the disqualifying disposition of incentive stock options was recorded to APIC and $151,000 was recorded as a benefit to income tax expense. The total excess tax benefits recorded to APIC related to restricted stock and stock options was $582,000 and $659,000 during 2014 and 2013, respectively.

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

The following table presents a reconciliation of the statutory income tax rate to the consolidated effective income tax rate for each of the periods indicated (dollars in thousands):

	For Years Ended December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
Federal income tax expense at statutory rate	$5,369	35.00%	$5,178	35.00%	$1,187	35.00%
State franchise taxes, net of federal benefit, excluding LIHTC investments	1,209	7.88	524	3.54	315	9.29
Effect of rate change on net deferred tax asset	—	—	(326)	(2.20)	—	—
Release of state valuation allowance on use of net operating loss	(68)	(0.44)	(68)	(0.46)	(150)	(4.43)
Meals and entertainment, dues and other non-deductible items	75	0.49	54	0.37	47	1.39
Cash surrender life insurance	(231)	(1.51)	(210)	(1.42)	(91)	(2.68)
Stock compensation expense	(53)	(0.35)	(126)	(0.85)	39	1.15
LIHTC investments	(119)	(0.77)	(155)	(1.05)	0	0.00
Merger costs	515	3.36	5	0.03	300	8.84
Other	(265)	1.73	132	0.89	18	0.53

	$6,432	41.93%	$5,008	33.85%	$1,665	49.09%

The Company’s federal income tax returns for the years ended December 31, 2011 through 2013 are open for examination by federal taxing authorities and the Company’s state income tax returns for the years ended December 2010 through 2013 are open for examination by state taxing authorities. The Company is undergoing an examination of its federal tax returns for the year ended December 31, 2012. At year-end, the examination was close to conclusion with one adjustment which will not result in additional income tax expense.

The Company is undergoing an examination by the California Franchise Tax Board of the Enterprise Zone net interest deduction that the Company took in its California 2011 and 2012 tax returns. The Franchise Tax Board has requested and the Company has supplied information related to the composition and calculation of the net interest deduction taken by the Company in 2011 and 2012. The Franchise Tax board has not yet notified the Company of their findings.

The Company was notified during 2014 of an examination of the 2010 and 2011 California tax return of Premier Commercial Bancorp by the California Franchise Tax Board. The California Franchise Tax Board has requested support for the calculation of the bad debt deduction and the California Enterprise Zone net interest deduction. The Company is in the process of providing this information.

The Company has not been notified of any other pending tax examinations by taxing authorities.

The consolidated effective tax rate reflected within these financial statements is dependent on the composition of taxable earnings in the period. A number of expenses such as certain merger related expenses, certain business and entertainment expenses, country club dues, etc. are not allowable as an expense for either federal or state purposes and are classified as permanent differences. In addition, the Company has several items included in income, that are excluded from taxable income, such as interest on municipal bonds, interest on loans to municipalities, increases in the cash surrender value of life insurance policies, and for state tax purposes through 2013, the net interest income on loans within the State of California Enterprise Zone designated areas. Because of these differences, the Company’s effective tax may vary considerably between reporting years. During 2012 and 2014, due to the inclusion of significant nondeductible merger related costs, the Company had an effective tax rate in excess of its statutory rate. In 2013, the Company invested $1.1 million in Community Redevelopment Act “CRA” 60 month term, 0% interest rate deposits that made the Company eligible for a $215,000 Qualified Investment Tax Credit, which was received in the third quarter of 2013. The Company has invested in LIHTCs that generate tax credits and benefits for the Company. See Note 1 and Note 11 – Investments in Qualified Affordable Housing Projects. The Company’s consolidated effective tax rate was 41.93%, 33.85% and 49.09% for the year ended December 31, 2014, 2013 and 2012, respectively.

Based on legislation enacted during the second quarter of 2013, the California State Legislature has repealed the net interest deduction on interest income for loans within the designated State of California Enterprise Zones. The effective date of this legislation is January 1, 2014. As a result, the Company is no longer eligible for the net interest deduction when calculating its state income tax provision which increased the effective state tax rate for 2014.

Note 20 - Shareholders’ Equity

Common Stock

The Company’s outstanding common stock increased by 5,602,492 shares, from 11,081,364 shares at December 31, 2013 to 16,683,856 at December 31, 2014. As discussed in Note 2, Business Combinations, the Company completed the merger with 1st Enterprise on November 30, 2014. Pursuant to the terms and conditions set forth in the Merger Agreement, each outstanding share of 1st Enterprise common stock was converted into the right to receive 1.3450 of a share of CU Bancorp common stock, resulting in 5,240,409 shares of CU Bancorp common stock issued. The fair value of the CU Bancorp common stock issued as part of the consideration paid was $102.7 million and was determined based on the closing market price of $19.60 of CU Bancorp common stock on November 30, 2014. During 2014, the Company issued 221,016 shares of stock from the exercise of employee stock options for a total value of $2.0 million. The Company also issued 172,900 shares of restricted stock to the Company’s directors and employees, cancelled 5,016 shares of unvested restricted stock related to employee turnover and cancelled 26,317 shares of restricted stock that had a value of $471,000, when employees elected to pay their tax obligation via the repurchase of the stock by the Company. The net issuance of restricted stock for 2014 was 167,884 shares. See Note 16 – Stock Options and Restricted Stock under “Equity Compensation Plans” for a more detailed analysis related to the issuances of these shares.

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

The Equity Plan, as amended, allows employees to make an election to have a portion of their restricted stock that became vested during the year repurchased by the Company to provide funds to pay the employee’s tax obligation related to the vesting of the stock.

Preferred Stock

As discussed in Note 2, Business Combinations, the Company completed the merger with 1st Enterprise on November 30, 2014. As part of the Merger Agreement, 16,400 shares of preferred stock issued by 1st Enterprise as part of the Small Business Lending Fund (SBLF) program of the United States Department of Treasury was converted into substantially 16,400 identical shares with identical terms. CU Bancorp Preferred Stock has a liquidation preference amount of $1,000 per share, designated as the Company’s Non-Cumulative Perpetual Preferred Stock, Series A. The U.S. Department of the Treasury is the sole holder of all outstanding shares of CU Bancorp Preferred Stock. The fair value of CU Bancorp Preferred Stock was $15.9 million at the merger date. Dividends on the CU Bancorp Preferred Stock are paid to the U.S. Department of the Treasury on a quarterly basis. See Note 22, Regulatory Matters, for restrictions on dividends.

Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the periods indicated (dollars in thousands):

	Before Tax	Tax Effect	Net of Tax
Year ended December 31, 2014
Net unrealized gains (losses) on investment securities:
Beginning balance	$(348)	$143	$(205)

Non-credit portion of other-than-temporary impairments arising during the period	—	—	—
Net unrealized gain (losses) arising during the period	681	(286)	395

Net other comprehensive loss	681	(286)	395

Ending balance	$333	$(143)	$190

	Before Tax	Tax Effect	Net of Tax
Year ended December 31, 2013
Net unrealized gains (losses) on investment securities:
Beginning balance	$2,369	$(975)	$1,394

Non-credit portion of other-than-temporary impairments arising during the period	(41)	17	(24)
Net unrealized losses arising during the period	(2,629)	1,082	(1,547)

Other comprehensive loss before reclassification	(2,670)	1,099	(1,571)
Reclassification adjustment for gains realized in net income	(47)	19	(28)

Net other comprehensive loss	(2,717)	1,118	(1,599)

Ending balance	$(348)	$143	$(205)

Note 21 - Commitments and Contingencies

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

Litigation

From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company accrues for any probable loss contingencies that are estimable and discloses any material losses. As of December 31, 2014, there were no legal proceedings against the Company the outcome of which are expected to have a material adverse impact on the Company’s financial position, results of operations or cash flows, as a whole.

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

Financial instruments with off balance sheet risk include commitments to extend credit of $720 million and $346 million at December 31, 2014 and 2013, respectively. Included in the aforementioned commitments were standby letters of credit outstanding of $57.2 million and $40.6 million at December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, the Company had established an allowance for unfunded loan commitments of $471,000 and $329,000, respectively. These balances are included in other liabilities on the balance sheet.

Note 22 - Regulatory Matters

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

The Company currently includes in Tier 1 capital an amount of subordinated debentures equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity less goodwill, core deposit intangibles and a portion of the SBA servicing assets. On July 2, 2013, the Board of Governors of the Federal Reserve System (“Federal Reserve”) approved a final rule (the “Final Rule”) that revises the current capital rules for U.S. banking organizations including the capital rules for the Company. The FDIC adopted the rule as an “interim final rule” on July 9, 2013. The Final Rule implements the regulatory capital reforms recommended by the Basel Committee. The Final Rule permanently grandfathers non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the Tier 1 Risked-Based Capital of banking organizations with total consolidated assets less than $15 billion as of December 31, 2009, such as the Company. As a result, the Company’s trust preferred securities will continue to be included in Tier 1 Risk-Based Capital. The Company also currently includes in its Tier 1 capital an amount of Non-Cumulative Perpetual Preferred Stock, Series A issued under the SBLF program. The U.S. Department of the Treasury is the sole holder of all outstanding shares of CU Bancorp Preferred Stock. Under the Final Rule, the CU Bancorp Preferred Stock will continue to be included in Tier 1 Risk-Based Capital.

As of December 31, 2014, the Company and the Bank are categorized as well-capitalized under the regulatory framework for Prompt Corrective Action. To be categorized as well-capitalized the Company and Bank must maintain minimum Total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios, as set forth in the following table.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts (as set forth in the table below) of Total capital and Tier 1 capital (as defined in the regulations) and ratios of Total capital and Tier 1 capital to risk-weighted assets (as defined) and to average assets (as defined).

The following tables present the Total Risk-Based Capital Ratio, Tier 1 Risk-Based Capital Ratio and the Tier 1 Leverage Ratio of the Consolidated Company in addition to the Bank as of December 31, 2014, and December 31, 2013, and compare the actual ratios to the capital requirements imposed by government regulations. All amounts reflected in the table below are stated in thousands, except percentages:

CU Bancorp Consolidated:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total Risk-Based Capital Ratio	$231,228	11.61%	$159,363	8.0%	$199,204	10.0%
Tier 1 Risk-Based Capital Ratio	218,147	10.95%	79,682	4.0%	119,523	6.0%
Tier 1 Leverage Ratio	218,147	12.92%	67,564	4.0%	84,455	5.0%
As of December 31, 2013
Total Risk-Based Capital Ratio	$145,372	12.80%	$90,844	8.0%	$113,555	10.0%
Tier 1 Risk-Based Capital Ratio	134,440	11.84%	45,422	4.0%	68,133	6.0%
Tier 1 Leverage Ratio	134,440	9.57%	56,172	4.0%	70,215	5.0%

California United Bank:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total Risk-Based Capital Ratio	$223,112	11.20%	$159,300	8.0%	$199,125	10.0%
Tier 1 Risk-Based Capital Ratio	210,031	10.55%	79,650	4.0%	119,475	6.0%
Tier 1 Leverage Ratio	210,031	12.44%	67,532	4.0%	84,415	5.0%
As of December 31, 2013
Total Risk-Based Capital Ratio	$135,682	11.96%	$90,772	8.0%	$113,465	10.0%
Tier 1 Risk-Based Capital Ratio	124,750	10.99%	45,386	4.0%	68,079	6.0%
Tier 1 Leverage Ratio	124,750	8.90%	56,082	4.0%	70,102	5.0%

Restrictions on Dividends

As discussed in Note 2, Business Combinations, the Company completed the merger with 1st Enterprise on November 30, 2014. As part of the Merger Agreement, 16,400 shares of preferred stock issued by 1st Enterprise as part of the SBLF program of the United States Department of Treasury was converted into substantially 16,400 identical shares with identical terms. In December 2014, the Board approved a quarterly dividend payment on the preferred shares of $41,000 to the United States Department of the Treasury.

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

Note 23 - Fair Value Information

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

Other Real Estate Owned: The fair value of other real estate owned is generally based on real estate appraisals (unless more current market information is available) less estimated costs to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant. The inputs utilized in determining the fair value of other real estate owned are unobservable and accordingly, these financial assets are classified within Level 3 of the fair value hierarchy.

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

Maturing Deposits: The fair values of fixed maturity certificates of deposit (time deposits) are estimated using a discounted cash flow calculation that applies current market deposit interest rates to the Company’s current certificates of deposit interest rates for similar term certificates. The rates being paid on organic certificates of deposit at December 31, 2014 and December 31, 2013, were generally identical to the market interest rates for comparable terms and thus both the carry amount and fair value are generally considered approximately identical as of the reporting dates. The deposits acquired from PC Bancorp and 1st Enterprise were initially adjusted to their fair value at the date of acquisition. The interest rates used to calculate the fair value adjustments on the PCB certificates were considered to be the market rates at the date of acquisition. The inputs utilized in determining the fair value of maturing deposits are unobservable and accordingly, these financial liabilities are classified within Level 2 of the fair value hierarchy.

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

Subordinated Debentures: The fair value of the three variable rate subordinated debentures (“debentures”) is estimated using a discounted cash flow calculation that applies the three month LIBOR plus the margin index at December 31, 2014, to the cash flows from the debentures, based on the actual interest rate the debentures were accruing at December 31, 2014. Because all three of the debentures re-priced on December 16, 2014 based on the current three month LIBOR index rate plus the index margin at that date, and with relatively little to no change in the three month LIBOR index rate from the re-pricing date through December 31, 2014, the current face value of the debentures and their calculated fair value are approximately equal. The inputs utilized in determining the fair value of subordinated debentures are observable and accordingly, these financial liabilities are classified within Level 2 of the fair value hierarchy.

Fair Value of Commitments: Loan commitments that are priced on an index plus a margin to a market rate of interest are reported at the carrying value of the loan commitment. Loan commitments on which the committed fixed interest rate is less than the current market rate were insignificant at December 31, 2014 and 2013.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis as of the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Total Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – December 31, 2014
Investment securities available-for-sale	$226,962	$—	$226,962	$—
Interest Rate Swap Contracts	$719		$719
Financial Liabilities – December 31, 2014
Interest Rate Swap Contracts	$3,515	$—	$3,515	$—
Financial Assets – December 31, 2013
Investment securities available-for-sale	$106,488	$—	$106,488	$—
Financial Liabilities – December 31, 2013
Interest Rate Swap Contracts	$3,943	$—	$3,943	$—

At December 31, 2014 and 2013, the Company had no financial assets or liabilities that were measured at fair value on a recurring basis that required the use of significant unobservable inputs (Level 3). Additionally, there were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis for the periods ended December 31, 2014 and 2013.

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

The following table presents the balances of assets and liabilities measured at fair value on a non-recurring basis by caption and by level within the fair value hierarchy as of the dates indicated (dollars in thousands):

	Recorded Investment Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – December 31, 2014
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs (non-purchased credit impaired loans)	$1,173	$—	$—	$1,173
Other real estate owned	850	—	—	850

Total	$2,023	$—	$—	$2,023

Financial Assets – December 31, 2013
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs offs (non-purchased credit impaired loans)	$264	$—	$—	$264

Total	$264	$—	$—	$264

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of the dates indicated (dollars in thousands):

	Fair Value at December 31, 2014	Valuation Methodology	Significant Unobservable Inputs	Significant Unobservable Input Values
Financial Assets – December 31, 2014
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-off	$1,173	Credit loss estimate of aged accounts receivable collateral	Credit loss factors on aging of accounts receivable collateral	10%-80%

			Estimated selling costs	15%

Other real estate owned	$850	Residential real estate appraisal	Sales approach Estimated selling costs	6%

	$2,023

	Fair Value at December 31, 2013	Valuation Methodology	Significant Unobservable Inputs	Significant Unobservable Input Values
Financial Assets – December 31, 2013
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-off	$45	Credit loss estimate of aged accounts receivable collateral	Credit loss factors on aging of accounts receivable collateral	80%

	219	Commercial real estate appraisal	Sales approach Estimated selling costs	8%

Total	$264

Fair Value of Financial Assets and Liabilities

ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 2014 and December 31, 2013. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The description of the valuation methodologies used for financial instruments measured at fair value and for estimating fair value for financial instruments not recorded at fair value has been described above.

The table below presents the level in the fair value hierarchy for the financial instruments estimated fair values, as of the dates indicated (dollars in thousands):

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Financial Assets
Investment securities available-for-sale	$226,962	$226,962	$—	$226,962	$—
Investment securities held-to-maturity	47,147	47,159	—	47,159	—
Loans, net	1,612,113	1,627,717	—	—	1,627,717
Interest rate swap contracts	719	719	—	719	—
Financial Liabilities
Certificates of deposit	64,840	64,857	—	64,857	—
Securities sold under agreements to repurchase	9,411	9,411	—	9,411	—
Subordinated debentures	9,538	12,372	—	12,372
Interest rate swap contracts	3,515	3,515	—	3,515	—

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Financial Assets
Investment securities available-for-sale	$106,488	$106,488	$—	$106,488	$—
Loans, net	922,591	926,500	—	—	926,500
Financial Liabilities
Certificates of deposit	63,581	63,680	—	63,680	—
Securities sold under agreements to repurchase	11,141	11,141	—	11,141	—
Subordinated debentures	9,379	12,372	—	12,372
Interest rate swap contracts	3,943	3,943	—	3,943	—

Note 24 – Reclassification

Certain amounts in the prior year’s financial statements and related disclosures were reclassified to conform to the current year presentation with no effect on previously reported net income or shareholders’ equity.

Note 25 – Summary Quarterly Data (unaudited)

	2014 Quarters Ended				2013 Quarters Ended
(Dollars in thousands, except per share data)	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Interest income	$16,264	$13,238	$13,039	$12,636	$12,841	$12,822	$13,114	$12,069
Interest expense	528	470	461	463	498	516	534	531

Net interest income	15,736	12,768	12,578	12,173	12,343	12,306	12,580	11,538
Provision for loan losses	1,721	35	408	75	934	631	1,153	134

Net interest income after provision for loan losses	14,015	12,733	12,170	12,098	11,409	11,675	11,427	11,404

Non-interest income	2,132	2,004	1,783	1,790	1,931	1,471	1,690	1,426

Non-interest expense	14,107	10,031	9,698	9,549	9,620	9,430	9,281	9,309

Net income before provision for income tax expense	2,040	4,706	4,255	4,339	3,720	3,716	3,836	3,521
Provision for income tax	733	2,157	1,869	1,673	888	1,239	1,515	1,366

Net Income	$1,307	$2,549	$2,386	$2,666	$2,832	$2,477	$2,321	$2,155

Preferred stock dividends and discount accretion	$124	$—	$—	$—	$—	$—	$—	$—

Net Income Available to Common Shareholders	$1,183	$2,549	$2,386	$2,666	$2,832	$2,477	$2,321	$2,155

Basic income per share	$0.09	$0.23	$0.22	$0.25	$0.26	$0.24	$0.22	$0.21

Diluted income per share	$0.09	$0.23	$0.21	$0.24	$0.26	$0.23	$0.22	$0.20

Note 26 – Condensed Financial Information of Parent Company

CU Bancorp, a California Corporation, was formed to facilitate a reorganization to create a bank holding company for the Bank in 2012. CU Bancorp became the parent of the Bank through a reorganization that occurred at the end of business on July 31, 2012. The following tables present the parent company only condensed balance sheets and the related statements of income and condensed statements of cash flows for the dates and periods indicated (dollars in thousands):

Parent Company Only Condensed Balance Sheets	December 31,
	2014	2013
ASSETS
Cash and due from banks	$4,612	$4,348
Loans	1,410	1,786
Investment in subsidiary	284,216	141,020
Accrued interest receivable and other assets	103	207

Total Assets	$290,341	$147,361

LIABILITIES
Subordinated debentures	$9,538	$9,379
Accrued interest payable and other liabilities	1,611	58

Total Liabilities	11,149	9,437
SHAREHOLDERS’ EQUITY	279,192	137,924

Total Liabilities and Shareholders’ Equity	$290,341	$147,361

Parent Company Only Condensed Statements of Income	Years Ended December 31,
	2014	2013
Interest Income	$165	$172

Interest Expense	430	485
Operating Expenses	911	556

Total Expenses	1,341	1,041

Loss Before Income Tax Benefit and Equity in Undistributed Earnings of Subsidiary	(1,176)	(869)
Income tax benefit	257	371
Loss Before Equity in Undistributed Earnings of Subsidiary	(919)	(498)

Equity in undistributed earnings of subsidiary	9,827	10,283

Net Income	$8,908	$9,785

Parent Company Only Condensed Statements of Cash Flows	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income:	$8,908	$9,785
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiary	(9,827)	(10,283)
Provision for loan losses	(100)	—
Net accretion of discounts/premiums	(26)	(36)
Accretion of subordinated debenture discount	159	210
Net change in fair value of interest rate contract	—	(70)
Decrease (increase) in accrued interest receivable and other assets	1,351	(226)
Decrease in accrued interest payable and other liabilities	396	32

Net cash provided by operating activities	861	588

Cash flows from investing activities:
Cash paid for 1st Enterprise fractional shares and dissenting shareholder	(89)	—
Capital contribution made to subsidiary	(2,500)	—
Maturity of certificate of deposit	—	370
Net decrease in loans	502	721

Net cash (used in) provided by investing activities	(2,087)	1,091

Cash flows from financing activities:
Net proceeds from exercise of stock options	2,029	2,790
Issuance costs of common stock for 1st Enterprise merger	(27)	—
Restricted stock repurchase	(471)	(422)
Dividends paid on preferred stock	(41)	—

Net cash provided by financing activities	1,490	2,368

Net increase in cash	264	2,871
Cash, beginning of year	4,348	1,477

Cash, end of year	$4,612	$4,348

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$270	$281

Cash paid during the period for taxes	$1	$1

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Index to Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and Among CU Bancorp and California United Bank and 1st Enterprise Bank Dated as of June 2, 2014 [1]

2.2	Amendment No. 1 to Agreement and Plan of Merger [2]

2.3	Amendment No. 2 to Agreement and Plan of Merger [3]

3.1	Articles of Incorporation of CU Bancorp [4]

3.2	Bylaws of CU Bancorp [5]

3.3	Certificate of Determination of Non-Cumulative Perpetual Preferred Stock, Series A of CU Bancorp [6]

4.1	Specimen form of Certificate for CU Bancorp Common Stock [7]

4.2	Assignment & Assumption Agreement

10.1*	2014 CU Bancorp Executive Performance Incentive Plan Amendment # 1 — April 24, 2014 [8]

10.2*	Separation and Consulting Agreement [9]

10.3*	CU Bancorp 2007 Equity Incentive Plan as Restated July 31, 2012 and Form of Stock Option Agreement and Form of Restricted Stock Bonus Award Agreement [10]

10.4*	CU Bancorp 2007 Equity and Incentive Plan as Amended and Restated July 31, 2014

10.5*	1st Enterprise Bank 2006 Stock Incentive Plan as Amended and Restated March 18, 2009

10.6*	Amendment of the 1st Enterprise Bank 2006 Stock Incentive Plan, July 31, 2014

10.7*	California United Bank 2005 Stock Option Plan [11]

10.8*	CU Bancorp 2012 Change in Control Severance Plan [12]

10.9*	Executive Salary Continuation Plan / Agreement and Schedule of Participants and Benefits [13]

10.10*	2013 California United Bank Executive Performance Cash Incentive Plan [14]

10.11*	2014 California United Bank Executive Performance Cash Incentive Plan [15]

10.12*	Form of Director / Officer Indemnification Agreement and Schedule of Agreements [16]

12.1	Ratio of Earnings to Fixed Charges [17]

14.1	CU Bancorp Principles of Business Conduct & Ethics [18]

14.2	CU Bancorp Code of Ethics — Financial Officers [19]

21.1	Subsidiaries of the Registrant [20]

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page hereto)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Refers to management contracts or compensatory plans or arrangements
Attached hereto
1	Incorporated by reference from Exhibit 2.1 to CU Bancorp Registration Statement on Form S-4 as filed on August 20, 2014.
2	Incorporated by reference from Exhibit 2.1 to CU Bancorp Registration Statement on Form S-4 as filed on August 20, 2014.
3	Incorporated by reference from Exhibit 2.2 to CU Bancorp Current Report on Form 8-K filed November 17, 2014.
4	Incorporated by reference from Exhibit 3.1 to CU Bancorp Registration Statement on Form S-4 as filed on April 13, 2012.
5	Incorporated by reference from Exhibit 3.2 to CU Bancorp Registration Statement on Form S-4 as filed on April 13, 2012.
6	Incorporated by reference from Exhibit 3.3 to CU Bancorp Current Report on Form 8-K filed November 24, 2014.
7	Incorporated by reference from Exhibit 4.1 to CU Bancorp Registration Statement on Form S-4 as filed on April 13, 2012.
8	Incorporated by reference from Exhibit 10.1 to CU Bancorp Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2014.
9	Incorporated by reference from Exhibit 10.5 to CU Bancorp Registration Statement on Form S-4 as filed on August 20, 2014.
10	Incorporated by reference from Exhibit 10.2 to CU Bancorp Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.
11	Incorporated by reference from Exhibit 10.1 to CU Bancorp Registration Statement on Form S-4 as filed on April 13, 2012.
12	Incorporated by reference from Exhibit 10.3 to CU Bancorp Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.
13	Incorporated by reference from Exhibit 10.4 to CU Bancorp Annual Report on Form 10-K filed March 13, 2014.
14	Incorporated by reference from Exhibit 99.1 to CU Bancorp Current Report on Form 8-K filed February 7, 2014.
15	Incorporated by reference from Exhibit 10.6 to CU Bancorp Annual Report on Form 10-K filed March 13, 2014.
16	Incorporated by reference from Exhibit 10.7 to CU Bancorp Annual Report on Form 10-K filed March 13, 2014.
17	Incorporated by reference from Exhibit 12.1 to CU Bancorp Registration Statement on Form S-4 as filed on August 20, 2014.
18	Incorporated by reference from Exhibit 14.1 to CU Bancorp Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.
19	Incorporated by reference from Exhibit 14.2 to CU Bancorp Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.
20	Incorporated by reference from Exhibit 21.1 to CU Bancorp Registration Statement on Form S-4 as filed on August 20, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CU BANCORP

Dated: March 13, 2015	/s/ DAVID I. RAINER
David I. Rainer
Chief Executive Officer

/s/ KAREN A. SCHOENBAUM
Karen A. Schoenbaum
Executive Vice President and Chief Financial Officer

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anita Y. Wolman, Karen A. Schoenbaum, and Anne Williams, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 13, 2015	/s/ ROBERTO E. BARRAGAN
Roberto E. Barragan Director

Dated: March 13, 2015	/s/ CHARLES R. BEAUREGARD
Charles R. Beauregard Director

Dated: March 13, 2015	/s/ KENNETH J. COSGROVE
Kenneth J. Cosgrove Director

Dated: March 13, 2015	/s/ DAVID C. HOLMAN
David C. Holman Director

Dated: March 13, 2015	/s/ K. BRIAN HORTON
K. Brian Horton Director and President

Dated: March 13, 2015	/s/ ERIC S. KENTOR
Eric S. Kentor Director

Dated: March 13, 2015	/s/ JEFFREY J. LEITZINGER, Ph.D.
Jeffrey J. Leitzinger, Ph.D. Director

Dated: March 13, 2015	/s/ DAVID I. RAINER
David I. Rainer Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: March 13, 2015	/s/ ROY A. SALTER
Roy A. Salter Director

Dated: March 13, 2015	/s/ KAREN A. SCHOENBAUM
Karen A. Schoenbaum Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: March 13, 2015	/s/ DANIEL F. SELLECK
Daniel F. Selleck Director

Dated: March 13, 2015	/s/ LESTER M. SUSSMAN
Lester M. Sussman Director

Dated: March 13, 2015	/s/ CHARLES H. SWEETMAN
Charles H. Sweetman Director