Form 10-K/A
period 2014-12-31
CU Bancorp
filed 2015-04-30
CIK 1543643

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

The number of shares outstanding of the registrant’s common stock (no par value) at the close of business on March 9, 2015 was 16,732,061

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This amendment on the Annual Report on Form 10-K/A (the “Form 10-K/A”) amends CU Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (“SEC”) on March 13, 2015. This Form 10-K/A includes the previously incorporated by reference material from the Proxy Statement which was not filed within 120 days of year end. Except for Items 10, 11, 12, 13 and 14 of Part III no other information in this Form 10-K/A is being amended.

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

For a more detailed discussion of some of the risk factors, see the section entitled “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2014.

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

Directors

The Bylaws of the CU Bancorp (the “Company” or “CUB”) provide that the number of directors shall not be less than nine or more than seventeen until changed by an amendment to the Articles of Incorporation or the Bylaws, leaving the Board of Directors with the authority to fix the exact number of directors within that range. The Board of Directors last fixed the exact number of directors at twelve.

Directors are elected annually for a term ending on the next annual shareholders’ meeting date.

The Board of Directors has determined that all of the current directors on the Board, except for Mr. Rainer, Mr. Horton and Mr. Cosgrove, are “independent,” as that term is defined by the rules and regulations of The NASDAQ Stock Market. These nine independent directors comprise a majority of the Board of Directors.

The following table lists the names and certain information as of April 15, 2015 regarding CUB’s directors. All the named individuals serve as directors of CU Bancorp and its subsidiary California United Bank.

Name	Age	Position with CUB	Year First Appointed or Elected
Roberto E. Barragan	54	Director	2004
Charles Beauregard**	67	Director	2014
Kenneth J. Cosgrove	67	Vice Chairman California United Bank	2012
David Holman**	66	Director (Lead)	2014
K. Brian Horton**	55	Director and President	2014
Eric S. Kentor*	56	Director	2014
Jeffrey Leitzinger, Ph.D.**	60	Director	2014
David I. Rainer	58	Chairman, President and Chief Executive Officer	2004
Roy A. Salter	58	Director	2004
Daniel F. Selleck	58	Director	2004
Lester M. Sussman	60	Director	2011
Charles H. Sweetman	72	Director	2004

*	Appointed by the Board for a term commencing April 1, 2014
**	Appointed November 30, 2014 following acquisition of 1st Enterprise Bank

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

The following is the business experience of the members of CUB’s current board of directors:

Roberto E. Barragan. Mr. Barragan currently is President of the Valley Economic Development Center, Inc. (“VEDC”). He has served in various capacities with the VEDC since 1995. The VEDC is a 501(c)3 community based private non-profit corporation which offers training, consulting, technical assistance and financing to small- and medium-sized businesses. He was a founder of the Pacoima Development Federal Credit Union. Mr. Barragan is an expert on the needs of small businesses within CUB’s communities and assists significantly in the Community Reinvestment Act efforts of CUB. Mr. Barragan serves as the Community Reinvestment Act “CRA” Board Liaison, between the Bank’s CRA committee and the Board of Directors. Mr. Barragan is an expert on the needs of small businesses within the Company’s communities as well as lending, community development and government programs designed to assist in small business lending. His experience and community contacts provide him with the knowledge to assist significantly in the Community Reinvestment Act and small business lending efforts of California United Bank.

Charles P. Beauregard. Mr. Beauregard has served as a director of the Company since November 30, 2014, following the merger of 1st Enterprise Bank with and into California United Bank. He was a director of 1st Enterprise Bank since its incorporation in 2006 and served as Chairman of the Director’s Loan Committee at 1st Enterprise as well as a member of the Compensation Committee, the Strategic and Capital Planning Committee, and the Governance Committee. Mr. Beauregard is a retired bank executive with over 30 years of commercial banking experience. Mr. Beauregard was formerly chief credit officer for Wells Fargo Bank’s Trust and Private Bank Group. Mr. Beauregard provides the benefit of his lengthy experience in the financial services industry and a bank director to the Company.

Kenneth J. Cosgrove. Mr. Cosgrove was previously the Chairman and Chief Executive Officer of Premier Commercial Bancorp and Premier Commercial Bank, N.A. and had served in that position since the formation. He has over 40 years of banking experience. He is currently also a member of the Board of Directors of the holding company for Pacific Coast Bankers Bank as well as Pacific Coast Bankers Bank, a bankers’ bank in San Francisco, CA and serves as the Chairman of the Board. Mr. Cosgrove as a former independent banker has extensive knowledge of the community banking industry and the Southern California banking market as well as SBA lending.

David C. Holman. Mr. Holman was previously the Chairman of the board of directors of 1st Enterprise Bank, serving since incorporation of 1st Enterprise since in February 2006 and was also a private investor throughout that period. He was Chairman of both the Strategic and Capital Planning Committee and the Nominating and Governance Committee, and a member of the Compliance and Compensation Committees of 1st Enterprise. Mr. Holman was formerly a senior executive at First Interstate Bank in Los Angeles and has been actively involved in the commercial banking industry for 40 years in California as a banker or investor. As a former banker and chairman of the board of a community bank, Mr. Holman brings experience in banking and corporate governance to the Company.

K. Brian Horton is President and a director of CU Bancorp and California United Bank. He previously served as the President and a director of 1st Enterprise since February 2006. Previously, he served as Division President of Mellon 1st Business Bank, from September 2004 to June 2005, and in various management positions at Mellon 1st Business Bank (and its predecessor, 1st Business Bank) from 1988 through June 2005, including Executive Vice President from 2003 to 2004, and Regional Vice President for the Orange County Regional Office from 1997 to 2003. Mr. Horton provides the Board with his banking and market expertise as well as additional insight into the Company’s loan and other business production activities.

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

Jeffrey J. Leitzinger, Ph.D. previously served as a director of 1st Enterprise since its incorporation in 2006. He was a member of the ALCO Committee, the Nominating and Governance Committee, and the Strategic and Capital Planning Committee. Dr. Leitzinger has been President and Chief Executive Officer of Econ One Research, Inc. in Los Angeles since 1997, and has been an economic consultant for over 30 years. Dr. Leitzinger is an economic expert and assists the Company in this area, including expertise in asset-liability management as well as community banking.

David I. Rainer. Mr. Rainer is Chairman of the board of directors and the Chief Executive Officer of CU Bancorp and California United Bank. He was previously California State President for US Bank and Executive Vice President of Commercial Banking for US Bank, in which capacity he led the commercial banking operations for US Bank in the Western United States, from Colorado to California. In February 1999, Mr. Rainer became President and Chief Executive Officer of Santa Monica Bank which was acquired by US Bank in November 1999. From 1992 to 1999, Mr. Rainer was an executive officer of California United Bank (not related to the current California United Bank), and its successor Pacific Century Bank, N.A., and served as Executive Vice President and then director, President and Chief Executive Officer. Mr. Rainer is a member of the Board of Directors of the Federal Reserve Bank of San Francisco, Los Angeles Branch. As the Company’s Chief Executive, Mr. Rainer provides the Board with essential information about the Company and management activities as well as leading initiatives intended to promote and enhance shareholder value.

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

Lester M. Sussman. Mr. Sussman since 2005 has been a Senior Practice Director at Resources Global Professionals, a consulting firm that provides services to businesses throughout the world, where he specializes in providing corporate governance, risk management and compliance services and is the Western region practice leader for financial services. Prior to joining Resources Global Professionals, he was the Senior Vice President, Finance of Gemstar TV Guide International. Mr. Sussman is a Retired Partner of Deloitte & Touche, LLP, where he served as Partner in Charge, Financial Services Group – Los Angeles and Pacific Southwest Region. Mr. Sussman is a Certified Public Accountant. Mr. Sussman’s financial institution accounting expertise and corporate governance expertise provides support to CUB in these areas. Mr. Sussman is the Audit and Risk Committee designated financial expert and is Chairman of the Audit and Risk Committee.

Charles H. Sweetman. Mr. Sweetman is a managing partner of Sweetman Properties, LLC, a commercial income property company located in Palm Desert, California and also is the President and Chief Executive Officer of Sweetman Group, Inc. a property management and consulting firm. Mr. Sweetman provides strong entrepreneurial experience to the Board as well as significant business development skills. He is the Chairman of the Compensation, Nominating and Corporate Governance Committee. Mr. Sweetman provides leadership experience and entrepreneurial experience in founding and managing small-to-medium size businesses which is one of the Company’s target market.

Executive Officers

The following sets forth the names and certain information as of April 15, 2015 with respect to CUB’s executive officers (except for Mr. Rainer and Mr. Horton whose information is included above):

Name	Age	Position with CUB	Year First Appointed
Anne A. Williams	57	Director – California United Bank, Executive Vice President, Chief Operating Officer / Chief Credit Officer	2005
Karen A. Schoenbaum	52	Executive Vice President and Chief Financial Officer	2009
Anita Y. Wolman	63	Executive Vice President, Chief Administrative Officer, General Counsel & Corporate Secretary[1]	2009

[1]	Ms. Wolman was previously Senior Vice President Legal/Compliance and had served in that capacity since 2005.

Anne A. Williams. Ms. Williams is a Director of California United Bank and Executive Vice President of CUB and has served in this capacity since January 2009 and October 2004, respectively. She is also Chief Operating Officer and Chief Credit Officer of CUB and has served in these capacities since April 2008 and October 2004, respectively. Prior to joining us, Ms. Williams served as Senior Vice President and Credit Risk Manager for US Bank’s Commercial Banking Market for the State of California.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership of, and transactions in, the Company’s equity securities with the SEC. Such directors, executive officers and 10% stockholders are also required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on a review of the copies of such reports received by the Company, and on written representations from certain reporting persons, the Company believes that except for a Form 4 filed late for K. Brian Horton due to an administrative error, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% stockholders were complied with during 2014.

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

In connection with our ongoing review of corporate governance and best practices, in March 2015, the Board appointed David Holman to the newly created position of Lead Independent Director. Mr. Holman was previously the Chairman of the Board of 1st Enterprise Bank and additionally brings many years of banking experience to this position. As Lead Director he will call and chair meetings of the independent and non-management directors, act as a liaison between the independent

The Board has adopted a Code of Ethics that applies to the Bank’s principal executive officer, principal financial officer, controller and principal accounting officer, or persons performing similar functions, as well as Principles of Business Conduct & Ethics that apply to its directors, officers and employees. A copy is available on the Company’s website at www.cunb.com or by contacting Anita Wolman, Corporate Secretary, at 15821 Ventura Boulevard, Suite 100, Encino, CA 91436. A copy will be provided without charge.

We also have an Insider Trading Policy which prohibits Directors and Senior Officers from the purchase or sale of puts, calls, options or other derivative securities based on the Company’s securities.

Director Resignation Policy

As part of its Corporate Governance Guidelines, the CU Bancorp board of directors has adopted a “Director Resignation Policy.” This policy provides that at any shareholder meeting at which directors are subject to an uncontested election, any nominee for director who receives a greater number of votes “withheld” from his or her election than votes “for” such election will then be required to tender a letter of resignation to the Chairman of the Board for consideration by the board’s Compensation, Nominating and Corporate Governance Committee which will thereafter recommend to the CU Bancorp board of directors the action to be taken with respect to such offer of resignation. The CU Bancorp board of directors will act no later than 90 days following the date of the shareholder meeting with respect to each such letter of resignation and will notify the director concerned of its decision and promptly publicly disclose such decision. Any director who tenders his or her resignation pursuant to this provision will not participate in any board or committee action regarding whether to accept his or her resignation offer.

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

During 2014, the board of directors of CU Bancorp held eleven meetings. During 2014, no director of the Company attended less than 75% of all Board meetings and the meetings of any committee of the Boards on which he or she served.

In 2014, the Board of Directors had the following committees: Audit and Risk Committee; Compensation, Nominating and Corporate Governance Committee, and Executive Committee. In addition California United Bank maintained a Board of Directors Loan Committee. The Audit and Risk Committee and the Compensation, Nominating and Corporate Governance Committee both consisted solely of independent directors.

Executive Sessions

Executive sessions of non-management directors are held by the Board on an “as needed” basis and at least annually. The executive sessions of non-management directors are chaired by the Vice Chairman of the Board, when there is one, or in his or her absence, a director chosen by the non-management directors. In March 2015 the Board appointed David Holman as the Lead Independent Director. In that role he will chair meetings of the independent directors at least twice annually.

Attendance at Annual Meetings

It is the policy of the Board to encourage directors to attend each Annual Meeting of Shareholders. Such attendance allows for direct interaction with shareholders. All of the Company’s directors attended the Company’s 2014 Meeting of Shareholders.

Reporting of Complaints/Concerns Regarding Accounting or Auditing Matters

The Company’s Board of Directors has adopted procedures for receiving and responding to complaints or concerns regarding accounting and auditing matters. These procedures were designed to provide a channel of communication for employees and others who have complaints or concerns regarding accounting or auditing matters involving the Company. Employee concerns may be communicated in a confidential or anonymous manner to the Audit and Risk Committee of the Board. The Audit and Risk Committee Chairman will make a determination on the level of inquiry, investigation or disposal of the complaint. All complaints are discussed with the Company’s senior management, as appropriate, and monitored by the Audit and Risk Committee for handling, investigation and final disposition. The Chairman of the Audit and Risk Committee will report the status and disposition of all complaints to the Board of Directors. No complaints were received during 2014.

Shareholder Communications With The Board

Shareholders wishing to communicate with the Board of Directors as a whole, or with an individual director, may do so by e-mail from the Bank’s or the Company’s website, www.cunb.com, or by writing to the following address:

CU Bancorp

15821 Ventura Boulevard, Suite 110

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

The Audit and Risk Committee is primarily responsible for overseeing the risk management function at the Company, on behalf of the Board. The Company’s Enterprise Risk Manager reports directly to the Audit and Risk Committee. Both the Bank’s Bank Secrecy Act and Compliance Officers also have direct reporting lines to the Audit and Risk Committee. The Audit and Risk Committee directs and employs third parties to conduct periodic reviews and monitoring of compliance efforts with a special focus on those areas that expose the Company to compliance risk. Among the purposes of the periodic monitoring is to ensure adherence to established policy and procedures. All reviews are reported to the Audit and Risk Committee, which regularly reports to the board of directors. The Audit and Risk Committee regularly meets with various members of management and receives reports on risk management and the processes in place to monitor and control such risk.

The Audit and Risk Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities and has direct access to the independent auditors, as well as to anyone in our organization. The Audit and Risk Committee has the ability to retain special legal or accounting experts, or such other consultants, advisors or experts it deems necessary in the performance of its duties and shall receive appropriate funding from the Company for payment of compensation to any such persons. The Audit and Risk Committee works closely with management and the Company’s independent registered public accounting firm. At December 31, 2014, the Audit and Risk Committee consisted of Messrs. Sussman (Chairman), Beauregard, Kentor, Leitzinger and Salter, each of whom was “independent” as defined by the rules and regulations of the NASDAQ Stock Market.

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

The Audit and Risk Committee held 9 meetings during 2014. The Audit Committee regularly meets without members of management present.

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

Audit and Risk Committee Report

The following report of the Audit and Risk Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of CU Bancorp’s other filings under the Securities Act or under the Exchange Act, except to the extent CU Bancorp specifically incorporates this report by reference.

The Audit and Risk Committee oversees CU Bancorp’s financial reporting process on behalf of the board of directors. The Audit and Risk Committee consists of five (5) members of the Board of Directors, each of whom is independent under the NASDAQ listing standards, SEC Rules and other regulations applicable to audit committees. In fulfilling its oversight responsibilities, the Audit and Risk Committee approved the engagement and retention of McGladrey LLP as CU Bancorp’s independent registered public accountants, reviewed and discussed with management and the external auditors the audited financial statements included in CU Bancorp’s Annual Report on Form 10-K filed with the Securities and Exchange Commission and the unaudited financial statements included in CU Bancorp’s Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission. The Audit and Risk Committee operates pursuant to a written charter that was most recently ratified in October 2014. A copy of the Audit and Risk Committee’s Charter may be obtained on CU Bancorp’s website at www.cubancorp.com under the section entitled “Corporate Governance.” The Audit and Risk Committee also oversees the performance of CU Bancorp’s internal audit function, including outsourcing of that function and review of reports.

Management is responsible for CU Bancorp’s financial reporting process including its system of internal controls, and for the preparation of financial statements in accordance with generally accepted accounting principles. CU Bancorp’s independent registered public accountants are responsible for auditing those financial statements.

The Audit and Risk Committee’s responsibility is to monitor and review these processes and procedures. The members of the Audit and Risk Committee are not professionally engaged in the practice of accounting or auditing. The Audit and Risk Committee has relied on the information provided and on the representations made by management regarding the effectiveness of internal controls over financial reporting, that the financial statements have been prepared with integrity and objectivity and that these financial statements have been prepared in conformity with generally accepted accounting principles. The Audit and Risk Committee also relies on the opinions of the independent registered public accountants on the financial statements and the effectiveness of internal controls over financial reporting. The Audit and Risk Committee’s oversight does not provide it with an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or policies, or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, its consultations and discussions with management and the independent public accountants do not assure that CU Bancorp’s financial statements are presented in accordance with generally accepted accounting principles, that the audit of CU Bancorp’s financial statements has been carried out in accordance with generally accepted auditing standards or that CU Bancorp’s independent registered public accountants are in fact “independent.”

In addition to approving the engagement and retention of the independent registered public accountants, the Audit and Risk Committee reviewed, met and discussed with the independent registered public accountants the matters required to be discussed by the statements on Auditing Standards (SAS) No. 16, as amended (Communication with Audit Committees) as adopted by the Public Company Accounting Oversight Board in Rule 3200T. These discussions included the clarity of the disclosures made therein, the underlying estimates and assumptions used in the financial reporting, and the reasonableness of the significant judgments and management decisions made in developing the financial statements. In addition, the Audit and Risk Committee received the written disclosures and the letter from the independent registered public accountants required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accountants’ communications with the Audit and Risk Committee concerning independence, and has discussed with the independent registered public accountants their independence.

The Audit and Risk Committee has reviewed management’s report on its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014 and the independent registered public accounting firm’s opinion on the effectiveness of CU Bancorp’s internal control over financial reporting and discussed these reports and opinions with management and the independent registered public accounting firm prior to CU Bancorp’s filing of its Annual Report on Form 10-K for the year ended December 31, 2014.

The Audit and Risk Committee also met and discussed with the independent registered public accountants issues related to the overall scope and objectives of the audit, CU Bancorp’s internal controls and critical accounting policies, and the specific results of the audit. Management was present at all or some part of each of these meetings. The Audit and Risk Committee also met with the independent registered public accountants without management. Lastly, the Audit and Risk Committee met with management and discussed the engagement of McGladrey LLP as CU Bancorp’s independent registered public accountants.

During 2014, the Audit and Risk Committee met in open session and executive session with appropriate internal auditors or entities providing similar services, and McGladrey LLP to discuss the results of their examinations, observations and recommendations regarding financial reporting practices, the effectiveness of CU Bancorp’s internal controls and significant risks affecting CU Bancorp.

The Audit and Risk Committee also monitors and retains the Company’s outsourced internal audit program which is intended to objectively review and evaluate the adequacy, effectiveness and quality of the Company’s system of internal controls related to the reliability and integrity of its financial information and the safeguarding of its assets. The Risk Manager reports directly to the Audit and Risk Committee with regard to the internal audit function.

Pursuant to the reports and discussions described above, and subject to the limitations on the role and responsibility of the Audit and Risk Committee referred to above and in the Audit and Risk Committee’s charter, the Audit and Risk Committee recommended to the board of directors that the audited consolidated financial statements of CU Bancorp for 2014 be included in the Annual Report on Form 10-K for the fiscal year 2014 for filing with the SEC.

Respectfully submitted by the members of the Audit and Risk Committee:

Lester M. Sussman, Chairman
Charles Beauregard Eric Kentor Jeffrey Leitzinger, Ph.D.
Roy Salter

April 15, 2015

The Audit and Risk Committee report shall not be deemed incorporated by reference by any general statement incorporating by reference this joint proxy statement/prospectus into any filing under the Securities Act or the Exchange Act, and shall not otherwise be deemed filed under these Acts.

Compensation, Nominating and Corporate Governance Committee

The Company has a separately designated Compensation, Nominating and Corporate Governance Committee (the “CNCG Committee”), which consists entirely of independent directors as defined by the rules and regulations of the SEC and the NASDAQ Stock Market. The CNCG Committee acts for both CU Bancorp and California United Bank. The members of the Compensation, Nominating and Corporate Governance Committee as of December 31, 2014 were Directors Sweetman (Chairman), Barragan, Kentor, Holman, and Selleck. Each member of the CNCG Committee is an independent director as defined by the requirements of the SEC and NASDAQ Stock Market.

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

Shareholders can obtain the CNCG Committee Charter upon request to: CU Bancorp, Corporate Secretary, 15821 Ventura Boulevard, Suite 100, Encino CA 91436. The CNCG Committee met nine (9) times during 2014.

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

COMPENSATION DISCUSSION AND ANALYSIS

EXECUTIVE COMPENSATION

This Compensation Discussion & Analysis (“CD&A”) describes our compensation practices and the executive compensation policies, decisions and actions of our Compensation, Nominating and Corporate Governance Committee (the “CNCG Committee”). We explain how the CNCG Committee determines compensation for our senior executives and its rationale for specific 2014 decisions. We also discuss numerous changes the CNCG Committee has made to our program in early 2015 to further advance its fundamental objective of aligning our executive compensation with the long-term interests of CU Bancorp shareholders. The CD&A focuses specifically on compensation for our named executive officers (“NEOs”) which included the following executives:

2014 Named Executive Officers

Name	Position
David I. Rainer	Chairman, Chief Executive Officer
Brian Horton*	President
Anne Williams	Executive Vice President, Chief Credit Officer, Chief Operating Officer
Karen Schoenbaum	Executive Vice President, Chief Financial Officer
Anita Wolman	Executive Vice President, Chief Administrative Officer, General Counsel

*	Mr. Horton became an NEO of the Company on December 1, 2014 following the Company’s acquisition of 1st Enterprise Bank.

EXECUTIVE SUMMARY

Summary and Corporate Governance

The CNCG Committee is composed entirely of independent directors and is responsible for reviewing and approving CU Bancorp’s overall compensation programs, plans and awards, including approving salaries, awarding bonuses and granting stock based compensation to the CU Bancorp NEOs and for formulating, implementing and administering CU Bancorp’s short-term and long-term incentive plans and other stock or stock-based plans. The CNCG Committee establishes the factors and criteria upon which the CU Bancorp NEOs’ compensation is based and how such compensation relates to CU Bancorp’s performance, general compensation policies, competitive realities and regulatory requirements. The CNCG Committee also provides recommendations regarding director compensation programs. The CNCG Committee also reviews CU Bancorp’s compensation plans for risk.

2014 Business Highlights

Following record quarterly and annual earnings for the fourth quarter and full year of 2013, resulting in California United Bank being designated as a “Super Premier” performing bank by The Findley Reports, 2014 was most notable for continued growth in core net income, loans and deposits as well as the acquisition of 1st Enterprise Bank (“1st Enterprise”) through the merger of 1st1st Enterprise with and into California United Bank on November 30, 2014. The execution by the management team of this strategic initiative in less than six months from announcement resulted in a bank with 11 full-service branches in four Southern California counties, $2.3 billion in assets, $1.6 billion in loans, and $1.9 billion in deposits at year end 2014. At December 31, 2014, we were one of only eleven (11) Southern California based community commercial banking institutions between $2 billion and $10 billion in total assets.

Following the acquisition of 1st Enterprise, K. Brian Horton, former President of 1st Enterprise, joined CU Bancorp as a director and as President of CU Bancorp and California United Bank. Four former members of the 1st Enterprise Board of Directors, David Holman, Brian Horton, Charles Beauregard, and Jeffrey Leitzinger, Ph.D., joined the CU Bancorp and California United Bank Boards of Directors, replacing retiring CU Bancorp Directors, Kenneth Bernstein and Robert Matranga. In addition, Eric Kentor, who has served as a director on the boards of privately and publicly held companies, was elected to the Boards of Directors of CU Bancorp and California United Bank effective April 1, 2014.

For the year ended December 31, 2014, core net income (net income available to common shareholders adding back net merger expenses and net severance and retention expenses) was $11.4 million, representing an increase of $1.6 million or 16.3% from 2013. The net interest margin increased for the fourth quarter of 2014 to 3.78% from 3.70% for the prior quarter. The provision for loan losses decreased $613,000 year over year, with the ratio of non-performing assets to total assets decreasing to 0.21% at December 31, 2014 from 0.68% at December 31, 2013. The Company’s 2014 efficiency ratio was 71% with core operating efficiency ratio (core non-interest expense as a percent of net interest income plus non-interest income) of 65% down from 68% for 2013. Non-interest bearing demand deposits were 53% of total deposits once again representing over one-half of all deposits and resulting in a cost of funds of 0.13% in the 4th Quarter of 2014, down from 0.16% in the 4th Quarter of 2013. Total Loans were $1.6 billion. Excluding the effect of the acquisition of 1st Enterprise, total loans increased $144.1 million or 15.4% from December 31, 2013, to December 31, 2014. Moreover, at year end 2014 the Company maintained its status as being well-capitalized, the highest regulatory category available.

It should be noted that the comparability of financial information for the fourth quarter and full year of 2014 to 2013, is affected by the Company’s acquisition of 1st Enterprise effective November 30, 2014. Operating results for fourth quarter and full year 2014 include the combined operations from December 1, 2014.

In 2014, CUNB stock price per share appreciated from $17.48 at January 1 to $21.69 at December 31, representing a 24% annualized increase in price per share. An initial investment in CUNB stock of $100 on December 31, 2009 would have been worth $199.91 at December 31, 2014.

2014 Compensation Program Highlights

During 2014 the CNCG Committee, in addition to more routine matters, worked with its independent consultants (discussed below) to improve the Company’s ability to grant performance-based cash and equity incentives to executives and to more formally align NEO compensation to performance and shareholder value. Shareholders were presented and approved amendments to the 2007 Equity and Incentive Plan to (i) permit the grant of performance-based awards that are not subject to the deduction limitations of Section 162(m) of the Internal Revenue Code, including both equity compensation awards and cash bonus payments, (ii) prohibit the repricing of previously granted options; (iii) eliminate a provision in the plan that provides for an automatic annual increase in the shares of common stock available for awards under the plan; and (iv) extend the term of the plan to July 31, 2024.

Benchmarking studies were conducted and reviewed with regard to executive compensation and non-employee director compensation.

Following the acquisition of 1st Enterprise, the Committee approved a special grant of 20,000 shares of restricted stock to Mr. Horton, the new President of the Company (and the former President of 1st Enterprise) to provide him with incentive to continue in that position and to align his interests with shareholders by his participation in increases in shareholder value through those shares of restricted stock. In December of 2014, the CNCG Committee also made annual grants to CEO Rainer and Mses. Williams, Schoenbaum and Wolman in amounts of 13,300, 5,800, 3,700 and 3,700 shares of restricted stock, respectively. For 2014 these grants were based on a formula which established an annual value of the grant based upon a percentage of base salary ranging from 60% for CEO Rainer to 39%, 30% and 30% for each of Mses. Williams, Schoenbaum and Wolman, respectively. Also following the 1st Enterprise transaction, the CNCG Committee approved Mr. Horton’s participation in the Company’s 2012 Change in Control Plan at a multiple of two (2) times compensation (as defined in the 2012 Change in Control Plan).

No changes were made to base salaries of the executives during 2014, with the exception of Mr. Horton whose base salary was increased immediately following the 1st Enterprise acquisition to $340,000 from $282,000.

In addition the CNCG Committee reviewed the performance of executive management, determining that the members of executive management are critical to provide leadership to the Company and to lead the Company in the foreseeable future. The CNCG Committee believes it is of particular concern to retain and incentivize the members of the senior management most responsible for the success of the Company. Therefore the CNCG Committee began a study of appropriate methodologies to retain these executives and incent them to provide continued service while aligning their interests with shareholders

Looking Ahead to 2015

We are committed to continuously evaluating and improving the design of our executive compensation program with a view toward further aligning compensation with performance. In the first quarter of 2015, the CNCG Committee made fundamental modifications to the compensation structure for our NEOs with the following primary objectives:

•	Strengthen the alignment of executive pay with our business and leadership strategies

•	Retain the key executive talent necessary to build on our past success and execute on our strategic objectives for the future

•	Emphasize accountability through prospective, measurable performance goals

•	Balance the need to encourage short-term profitability with the imperative to deliver long-term, sustainable results

•	Remain appropriately competitive as the Company continues to increase shareholder value through organic growth and execution of other selective growth opportunities

Revised Compensation Peer Group: In light of the scale and complexity of the Company following the 1st Enterprise acquisition and recent organic growth, and to better inform the CNCG Committee’s deliberations and decisions regarding our executive compensation program for 2015, the CNCG Committee worked with its independent consultant to develop a new compensation peer group.

Adoption of Management Incentive Plan: As previously noted, in July 2014 the Company amended its 2007 Equity and Incentive Plan to, among other items, provide for both performance-based cash and equity incentives which are intended to qualify for exceptions to the tax deductibility limitations of Internal Revenue Code Section 162(m). These amendments were approved by the Company’s shareholders in October 2014. The Committee anticipates that the 2007 Equity and Incentive Plan, as amended and restated July 31, 2014 (the “Equity and Incentive Plan”) will be the principal vehicle for providing performance-based cash and equity incentives to NEO’s going forward. In March 2015 the CNCG Committee adopted an annual management incentive plan (the “MIP”) under and pursuant to the Equity and Incentive Plan, as the centerpiece of our performance-based executive compensation program for 2015. The MIP is designed to deliver both cash and equity based incentives contingent on the achievement of pre-established performance goals which the CNCG Committee believes will drive superior long-term performance for the Company and improve the alignment of executive pay with performance. Under the MIP, more than 50% of Mr. Rainer’s target total direct compensation for 2015 is performance based, as compared to 24% in 2014. For the other NEOs, more than 40% of target total direct compensation will be directly tied to the achievement of pre-established goals, compared to roughly 23% in 2014.

Special One-Time Restricted Stock Awards: The CNCG Committee believes that retention of the current NEOs is critical to the future success of the Company. In order to better assure their retention, the CNCG Committee granted one-time special awards of restricted stock to Mr. Rainer, Ms. Williams, Ms. Schoenbaum, and Ms. Wolman in March 2015, similar in nature to the grant of restricted stock awarded to Mr. Horton upon his hire upon the close of the 1st Enterprise acquisition. These awards were structured with a vesting schedule designed to encourage retention over a particularly critical period for the Company following the 1st Enterprise acquisition and during which the Committee expects the Company may be well-positioned for continued growth.

Further discussion about each of the above changes to the NEO compensation program in 2015 is set out in the section below titled “Our Executive Compensation Program in Detail.”

Our Compensation Governance Practices & Policies

Our pay practices emphasize good governance and market practice.

We do		We do not

✓	Place an emphasis on variable compensation, which includes annual cash incentive awards dependent on the achievement of short-term financial goals	×	Offer compensation-related tax gross ups

✓	Grant performance contingent equity awards	×	Provide significant perquisites

✓	Have stock ownership requirements for directors; all NEOs are expected and do hold a significant position in Company common stock (not including vested stock options or unvested restricted stock)	×	Allow hedging, and trading in derivatives of Company securities

✓	Have an executive compensation clawback policy to ensure accountability	×	Guarantee bonuses

✓	Have an independent compensation consultant advising the CNCG Committee	×	Offer employment agreements

WHAT GUIDES OUR EXECUTIVE COMPENSATION PROGRAM

Our Compensation Philosophy

CU Bancorp’s compensation programs are designed, among other things, to emphasize the link between compensation and performance, taking into account competitive compensation levels in similar banks and in the markets where CU Bancorp competes for talent, as well as performance by the executive, their particular skills, background and expertise. The policies and underlying philosophy governing CU Bancorp’s compensation programs include the following:

•	Aligning pay with performance. CU Bancorp provides a competitive salary combined with incentive opportunities that create “leveraged” compensation, providing the opportunity for market to above-market total compensation for outstanding company and individual performance. A meaningful portion of annual executive compensation is related to factors that can affect the financial performance of CU Bancorp, and is designed to incentivize and reward performance that is expected to drive shareholder value.

•	Creating shareholder value through incentive opportunities. The CNCG Committee believes that the long-term success of CU Bancorp and its ability to consistently increase shareholder value is dependent on its ability to attract and retain skilled executives, particularly retaining and incentivizing those currently in place who have proved their value. CU Bancorp’s compensation strategy encourages equity-based compensation to align the interests of our shareholders and our executives, as well as performance incentive awards that are designed to reward performance that we expect will result in increased shareholder value.

•	Attracting and retaining highly-experienced executives. We strive to employ exceptional performers with experience not typically found in peer community banks. Executives are generally expected to have backgrounds and experience in larger regional or national banks or other similar levels of experience for their particular area of emphasis. We expect our executives to be responsible for the development and success of the organization, client development and shareholder relationships. CU Bancorp executives may also hold multiple positions and responsibilities, which increases their value to the Company and may make comparisons to peers less meaningful.

•	Mitigating risk. CU Bancorp uses a combination of short-term and long-term compensation. The latter is impacted by CU Bancorp’s performance and mitigates the benefit to executives from exposing CU Bancorp to short-term risks, as the value of the long-term compensation, particularly equity grants, is substantially impacted by CU Bancorp’s long-term performance.

Our philosophy is supported by the following principle elements of pay in our executive compensation program:

Pay Element	Form	Purpose
Base Salary	Cash (Fixed)	Provide a competitive level of pay that reflects the executive’s experience, role and responsibilities

Annual Incentives	Cash (Variable)	Reward achievement of individual and corporate performance goals for the most recently-completed fiscal year

Long-Term Incentives	Equity (Variable)	Drive financial performance that links to shareholder value creation and longer-term business strategies.

NEOs are also eligible for other benefits, including salary continuation benefits and a qualified 401(k) Plan that provides participants with the opportunity to defer a portion of their compensation, up to tax code limitations, and may entitle NEOs to receive a company matching contribution. Modest ancillary benefits are also provided to executives by the Company. See below for more information.

Pay Mix

While the Summary Compensation Table sets forth annual compensation data in accordance with SEC requirements, the CNCG Committee considers additional perspectives beyond this format when evaluating our compensation program. This allows us to better understand how our annual pay opportunities and mix of pay elements compare to our competitors, as well as how compensation actually earned (rather than theoretically achievable) aligns with our performance.

The charts below show that most of our NEOs’ target total direct compensation for 2014 is variable (52% for our CEO and an average of 46% for our other NEOs). These charts exclude one-time sign-on awards, as well as the value of other benefits and perquisites.

The Role of the Compensation, Nominating and Corporate Governance Committee

The CNCG Committee is composed entirely of independent directors and is responsible for reviewing and approving CU Bancorp’s overall compensation programs, plans and awards, including approving salaries, awarding bonuses and granting stock based compensation to the CU Bancorp NEOs. The CNCG Committee is also responsible for formulating, implementing and administering CU Bancorp’s short-term and long-term incentive plans and other stock or stock-based plans. The CNCG Committee establishes the factors and criteria upon which the CU Bancorp NEOs’ compensation is based and how such compensation relates to CU Bancorp’s performance, general compensation policies, competitive considerations and regulatory requirements. The CNCG Committee also provides recommendations to the Board regarding director compensation programs. The CNCG Committee also reviews CU Bancorp’s compensation plans for risk.

The Role of the CEO and Management

The CEO does not participate in the CNCG Committee’s determination of his own compensation. However, he makes recommendations to the CNCG Committee for each of the other NEOs. The CEO bases his recommendation on his assessment of each executive’s performance, as well as achievement of overall Company goals for the year. The CNCG Committee reviews the CEO’s recommendations, makes adjustments as it determines appropriate, and approves compensation at its sole discretion.

The Role of Consultants

In 2014, the CNCG Committee retained Pearl Meyer and Partners (“PM&P”) as its executive compensation consultant. In this role, PM&P provided advice regarding:

•	Amendment to the 2007 Equity and Incentive Plan (approved by shareholders in October 2014)

•	The selection of the revised peer group used to assess the executive compensation program;

•	The compensation of the CEO and other NEOs;

•	General compensation program design;

•	The design of a special, one-time equity grant for long-term NEOs designed to help assure retention of key executives;

•	The impact of regulatory, tax, and legislative changes on CU Bancorp’s executive compensation program;

•	Executive compensation trends and best practices; and

•	The compensation practices of competitors.

During its engagement, PM&P met regularly with the CNCG Committee in executive session without management and has provided no other services to CU Bancorp. PM&P may work directly with management on behalf of the CNCG Committee, but this work is always under the control and supervision of the CNCG Committee. After the CNCG Committee’s review of applicable rules for independence, the CNCG Committee concluded that the advice it receives from PM&P is objective and does not raise any conflict of interest.

The Role of Benchmarking

When reviewing compensation components for the CU Bancorp NEOs and directors, the CNCG Committee considers as one element of analysis, the compensation practices of specific peer companies whose asset size, business type and geography are comparable to CU Bancorp and California United Bank. In April 2013, the CNCG Committee engaged EW Partners, Inc. (“EW”), an independent compensation consulting firm, to conduct a formal review of CU Bancorp’s executive and director compensation. In connection therewith, EW prepared a review of peer bank compensation and benefits of executive officers, assisting the CNCG Committee in determining appropriate peers, benchmarking and compensation ranges for executives. In selecting the peer group, the CNCG Committee considered other public banks and bank holding companies with assets from $1 billion to $3 billion located in California, Oregon and Washington. These companies were primarily chosen due to asset size and geography rather than similar business type. The CNCG Committee approved the following peer group of 20 publicly-traded financial institutions for purposes of benchmarking NEO compensation and informing compensation decisions that were made for 2014:

Bank of Marin Bancorp	Home Street, Inc.
BofI Holding Inc.	Pacific Continental Corp.
Bridge Capital Holdings	Pacific Mercantile Bancorp
Cascade Bancorp	Pacific Premier Bancorp, Inc.
Farmers & Merchants Bancorp	Preferred Bank
First California Financial Group	Provident Financial Holdings
Hanmi Financial Group	Sierra Bancorp
Heritage Commerce Corp	TriCo Bancshares
Heritage Financial Corporation	Washington Banking Company
Heritage Oaks Bancorp	Wilshire Bancorp, Inc.

In September 2014, PM&P assisted the CNCG Committee in revising the peer group to more accurately reflect the size of the Company following the acquisition of 1st1st Enterprise and the growth trajectory of the Company. In selecting the peer group, the CNCG Committee considered public banking organizations with total assets from $1.4 billion to $5 billion headquartered in the western U.S. The CNCG Committee approved the following peer group of 17 publicly-traded financial institutions for purposes of benchmarking NEO compensation and informing compensation decisions for 2015:

Banc of California, Inc.	Heritage Commerce Corp
Bank of Marin Bancorp	Heritage Financial Corporation
Banner Corporation	HomeStreet, Inc.
Bridge Capital Holdings	National Bank Holdings Corporation
Cascade Bancorp	Pacific Continental Corporation
Central Pacific Financial Corp.	Pacific Premier Bancorp, Inc.
CoBiz Financial Inc.	TriCo Bancshares
Farmers & Merchants Bancorp	Westamerica Bancorporation
Guaranty Bancorp

OUR EXECUTIVE COMPENSATION PROGRAM IN DETAIL

2014 Base Salary

Base salary is the fixed annual compensation we pay to each NEO for performing specific job responsibilities and is based on their experience and requisite skills. Base salaries are determined for each NEO based on the executive’s position and responsibility. We review the base salaries for each NEO annually, as well as at the time of any promotion or significant change in job responsibilities, and in connection with each review, we consider individual and Company performance over the course of that year. The CNCG Committee did not adjust base salaries in 2014.

2014 Annual and Long-Term Incentives

Incentives for 2014 were designed to provide incentive for achievement of CU Bancorp’s performance goals and strategic objectives. The 2014 Executive Performance Incentive Plan (the “Incentive Plan”) expressed target annual incentive opportunities as a percentage of base salary. Targets were established by the CNCG Committee based on the NEO’s level of responsibility and his or her ability to impact overall results. The CNCG Committee also considered market data from the 2013 benchmarking analysis described above in setting target award amounts. 2014 incentive award opportunities were as follows:

NEO	Target Award Opportunity (% of Annual Base Salary*)
	Meets Threshold	Meets Target	Exceeds Target
David Rainer	30%	50%	75%
Anne Williams	20%	40%	60%
Karen Schoenbaum	20%	40%	60%
Anita Wolman	20%	40%	60%

*	Equivalent of current annual base salary at the time of award payout

The Incentive Plan for 2014 was designed to reward participants for achievement and performance of any or all of the following components included in achieving CU Bancorp’s annual financial plan and profitability targets:

•	Execution of strategic initiatives;

•	Profitability;

•	Loan growth;

•	Asset and credit quality;

•	Deposit growth; and

•	Efficiency ratio.

Targets for the financial objectives were determined through our annual financial planning and budgeting process and approved by the Board of Directors. The corporate objectives are a composite of financial metrics that are considered key to creating long-term value for our shareholders. The CNCG Committee then adopts these metrics for use in the Incentive Plan. For the year ended December 31, 2014 the targets pertaining to the financial components above were as follows: Profitability (net income) – $10.3 million; Loan Growth (outstanding loans at end of period) – $1 billion; Asset and Credit Quality (net charge offs/(recoveries) to average loans – 0.10%; Deposit Growth (total deposits at end of period) – $1.3 billion and Efficiency Ratio – 65.40%. The Incentive Plan provided that the respective weight of each of these factors could differ for each NEO to emphasize their responsibilities and areas of competence.

For 2014, there were three levels of performance with differing possible payouts:

Performance Level	% of Financial Plan, Growth and/or Profitability Targets Achieved
Exceeds	Within 100% - 125%
Target	100%
Threshold	Within 80% - 100%

In addition, consideration was given to CU Bancorp’s overall performance compared to peers. The CNCG Committee also retained discretion to provide incentives notwithstanding the fact that CU Bancorp had not achieved targets or to withhold incentives for any reason.

2014 Executive Incentive Plan Results

The CNCG Committee met in March 2015 to review the Company’s performance and financial metrics for 2014 against the performance metrics in the 2014 Executive Incentive Plan, explained above. They initially noted that the acquisition of 1st Enterprise Bank was not included or contemplated in the Company’s annual financial plan for 2014. That transaction, which closed on November 30, 2014 created merger related expenses which had not been contemplated in the annual financial plan and other factors which impacted the measurement of financial results to the annual financial plan. The combination on November 30, 2014 resulted in 4th Quarter 2014 results which included the combined banks for one month and CUB, on a standalone basis for two months.

The Committee noted that the Board had previously reviewed 2014 financial results and had been presented with detailed analysis of the results as well as the earnings release for the 4th Quarter 2014 and the 12 months ended December 31, 2014. Based on the impact of the acquisition, and consistent with the 2014 Incentive Plan framework of measuring performance against budget, the Committee determined it would be appropriate to compare 2014 income statement metrics to the annual financial plan by utilizing the income statement metrics on a core basis (adding back the tax-effected merger-related charges to GAAP earnings), one of the measurements presented in the Company’s earnings release for the 4th Quarter 2014 and the 12 months ended December 31, 2014. On a core basis, earnings were $11.4 million which exceeded the annual financial plan. The core efficiency ratio of 65% was in line with the efficiency ratio in the annual financial plan. Asset and credit quality exceeded the annual financial plan with net charge-offs (recoveries) to average 2014 loans of 0.02%. Loan growth and deposit growth were well in excess of the annual financial plan, but were substantially augmented by the portfolios acquired from 1st Enterprise.

Given the impact of the 1st Enterprise transaction on financial results for 2014, in order to better assess overall executive and Company performance against the annual financial plan as well as the objective of the Committee’s to utilize the Incentive Plan to drive behavior which enhances shareholder value, the Committee reviewed additional metrics to those specifically designated in the Incentive Plan to assist in determination of overall achievement of the annual financial plan. Among the additional metrics reviewed were: 2014 Company stock performance versus the Russell 2000, NASDAQ Community Bank Index and NASDAQ Composite Index which showed the increase in the Company’s stock price exceeding each of the indices. In addition year end and interim reports were reviewed for Total Assets, Loans, Total Deposits, Total Non-Interest Expense, Salaries and Related Benefits, and Non-Interest Income to determine trends and progress toward goals in the period prior to the acquisition for comparability to the annual financial plan. The Committee determined that prior to the 1st Enterprise acquisition, trends were positive toward meeting goals set out in the annual financial plan and the Incentive Plan. In addition, the Committee determined that each of the NEOs “exceeded target” with regard to strategic initiatives based on the 1st Enterprise transaction, including regulatory approvals, shareholder approvals, closing and accounting. After discussion of the limited comparability and information provided by certain of the usual metrics as a result of the 1st Enterprise transaction, and given the strategic initiative, asset quality factors, core income, efficiency ratio, shareholder value reflected by common stock price as well as continued organic loan and deposit growth, the Committee determined that the Company’s performance to the annual financial plan met at least the “Meets Target” requirements under the Incentive Plan and therefore that an incentive payment at “Meets Target” was appropriate for all eligible NEOs, with equal weighting. As Mr. Horton was not a NEO during 11 months of 2014, he was determined not to be eligible to participate in the Company’s incentive payment for 2014.

The following table sets out the incentives provided to each NEO pursuant to the 2014 Incentive Plan:

NEO	2014 Incentive Plan Payouts
David I. Rainer	$225,000	*
Brian Horton	Not applicable
Karen Schoenbaum	$100,000
Anne Williams	$120,000
Anita Wolman	$100,000

*	A portion of Mr. Rainer’s award was paid in the form of CU Bancorp restricted stock which is governed by the Company’s 2007 Equity and Incentive Plan, as amended and restated July 31, 2014 (“Equity and Incentive Plan”). He received 4,800 shares of CU Bancorp restricted stock which will vest on March 3, 2016. Based on the closing market price of CU Bancorp common stock on March 3, 2015, the value of the grant was $100,080. Mr. Rainer received the remainder of his award in cash, equal to $124,920.

2014 Long-Term Incentives

In 2014, the NEOs were each granted restricted stock awards under the Equity and Incentive Plan. Restricted stock awards vest two years from the date of the grant. For more details about these awards, please refer to the “Grants of Plan-Based Awards in 2014” table below.

NEO	Grant Date Fair Value ($)
David I. Rainer	$271,568
Anne Williams	$118,436
Karen Schoenbaum	$75,554
Anita Wolman	$75,554

The CNCG Committee approved an award of 20,000 restricted shares to Brian Horton immediately following the completion of the Company’s acquisition of 1st1st Enterprise. These shares were granted on December 1, 2014 (upon the close of the 1st Enterprise acquisition) and the award is designed to retain Mr. Horton following the acquisition and incentivize him in his role as President of the combined company. 1stAccordingly, none of the awarded shares will vest until the second anniversary of the award date (at which time 50% of the award shares shall vest), with, another 25% vesting on each of the third anniversary, and the fourth anniversary of the award date.

Additional Long Term Incentives

Retention is an important element in the consistency and continuity of the execution of the Company’s strategy. Unexpected turnover in key executive positions can be disruptive and is a potential threat to the Company’s progress. Each of Mr. Rainer and Mses. Williams, Schoenbaum and Wolman is eligible to participate in a supplemental executive retirement program (“SERP”) designed to reward long-term contribution to the Company and have entered into salary continuation agreements to implement this program. In February 2015, the Committee approved a similar program for Mr. Horton. The SERP benefit consists of payment for fifteen years (eight in the case of Ms. Wolman) following retirement and is earned and vested over time as a key element of the Company’s retention strategy. Additional information can be found in the “Pension Benefits Table” herein.

2015 Salary Adjustments

On March 19, 2015, the CNCG Committee approved increases in the annual base salary for the NEOs as follows:

NEO	2014 Base Salary ($)	2015 Base Salary ($)	Approximate Percent Change (%)
David I. Rainer	$450,000	$465,000	3.3%
Brian Horton[1]	$340,000	$340,000	0%
Anne Williams	$301,000	$310,000	3.0%
Karen Schoenbaum	$251,000	$260,000	3.6%
Anita Wolman	$251,000	$260,000	3.6%

1.	Mr. Horton received an increase immediately following the 1st Enterprise Bank merger on December 1, 2014 from a base salary of $282,000 to $340,000.

In determining salary adjustments for 2015, the CNCG Committee took into consideration that NEOs, other than Mr. Horton, did not receive salary increases in 2014, in addition to competitive considerations and other market data.

The New 2015 Management Incentive Plan

In early 2015, the CNCG Committee approved a new Management Incentive Plan (“2015 MIP Plan”), which is designed to strengthen the Company’s pay-for-performance culture, drive growth and profitability, and support our principles of safety and soundness.

2015 Target Opportunities

NEOs will have opportunities to earn both Cash Incentive and Equity Incentive Awards based on the achievement of established performance goals determined by the CNCG Committee. Each NEO will be assigned a target award level (expressed as a percentage of base salary) and range that defines their incentive opportunity (see tables below). Actual award payouts will be determined based on specific performance goals and will range from 0% to 150% of the target award level. Target incentive opportunities for 2015 are as follows:

2015 Target Incentive Opportunities (% of Salary*)
NEO	Cash	Equity
David I. Rainer	50%	60%
Brian Horton	40%	39%
Karen Schoenbaum	40%	30%
Anne Williams	40%	39%
Anita Wolman	40%	30%

*	Award opportunities will be based on the annual base salary as of August 31, 2015.

2015 Performance Goal Section Process

The Cash Incentive and Equity Incentive payouts will be based on corporate performance, goals and budget with specific requirements for each goal as established by the CNCG Committee. The 2015 performance goals for cash incentives approved by the CNCG Committee include: core return on average asset, efficiency ratio, average total deposits and net charge offs. Included in the performance goals for 2015 equity incentives are diluted core earnings per share, tangible book value per share and Texas Ratio. Achievement of goals will be determined by the CNCG Committee based upon 2014 Company (consolidated) financial results.

2015 One-Time, Special Equity Awards

The CNCG Committee has determined that the tenure and stability of our executive leadership team is critical to our momentum as we continue grow. To this end, on March 19, 2015, the CNCG Committee approved one-time, special retention equity grants of restricted stock and restricted stock units to each of the NEOs other than Mr. Horton (who was granted a similar award immediately following the acquisition of 1st Enterprise and his joining the Company). No portion of the award will vest until the second anniversary of the grant (at which time 50% of the award will vest) with 25% vesting on the third anniversary of the grant and the remaining 25% on the fourth anniversary of the grant. Grants were as follows:

NEO	Type of Equity	Grant Date Fair Value ($)
David I. Rainer	Restricted Stock Units*	$840,000
Karen Schoenbaum	Restricted Stock	$168,000
Anne Williams	Restricted Stock	$378,000
Anita Wolman	Restricted Stock	$252,000

*	The Restricted Stock Units contain provisions potentially delaying payment and delivery of the restricted stock based upon the Company’s determination that the delivery will otherwise cause the recipient’s compensation to exceed limits imposed by Internal Revenue Code Section 162(m). The award agreement provides that the payment and delivery of such shares will be deferred to the earliest date where the Company reasonably anticipates that such deduction will not be subject to Code Section 162(m).

OTHER PRACTICES, POLICIES & GUIDELINES

Clawbacks

The 2015 MIP contains clawback provisions which are effective in the event that the Company is required to prepare an accounting restatement due to error, omission or fraud (as determined by the members of the Board of Directors who are considered “independent” for purposes of the listing standards of the NASDAQ). In such an event each “executive officer” shall reimburse the Company for part or the entire “incentive award” made to such executive officer on the basis of having met or exceeded specific targets for performance periods. The Company may seek to reclaim incentives within a three-year period of the incentive payout.

The 2014 Executive Incentive Plan included a provision providing that the CNCG Committee may retroactively adjust or recoup payments to reflect the impact of any event that requires a restatement of the Company’s audited financial statements as well as other events as to which such adjustments are required by applicable statutes, rules or regulatory guidelines or actions. Such adjustment or recoupment may require participants to repay amounts previously received or the cancellation of unvested restricted stock grants or some other repayment to the Company.

401(K) Plan

CU Bancorp has established a contributory 401(k) defined contribution plan covering substantially all employees. The plan allows eligible employees to contribute a portion of their income to a trust on a tax-favored basis and to invest their deferred income tax free until retirement. Participants are 100% vested in their own deferrals. For 2012, CU Bancorp elected to make a “safe harbor’ or Guaranteed Company Contribution of 3% of salary to all employees. Safe harbor contributions are immediately vested. In 2013, CU Bancorp decided to make a matching contribution of $0.50 for each dollar a participant elected to defer up to a maximum contribution of 4% of Compensation. In 2014, CU Bancorp decided to make a matching contribution of $0.50 for each dollar a participant elects to defer up to a maximum contribution of 3% of Compensation. The decision to make a contribution is made on an annual basis. CU Bancorp may also make discretionary “Profit Sharing Contributions.” Discretionary contributions will vest 20% each year of employment, beginning on the first anniversary of employment.

Participants are able to direct investment of their deferrals, Guaranteed Company Contributions and any Rollover Contributions. CU Bancorp has provided a broad range of diversified investment options or mutual funds with different risk and return characteristics for participants, through the John Hancock Life Insurance Company (USA). Participants are not able, at this time, to invest 401(k) savings in CU Bancorp’s common stock. Four employees of CU Bancorp serve as Trustees of the 401(k) Trust. They are: David I. Rainer, Chief Executive Officer; Anne A. Williams, Executive Vice President, Chief Credit Officer and Chief Operating Officer; Karen Schoenbaum, Executive Vice President and Chief Financial Officer; and Anita Y. Wolman, Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary.

Other Perquisites and Benefits

Certain CU Bancorp NEOs were provided with memberships in various clubs and organizations, primarily for business development purposes. The CNCG Committee believes memberships in these clubs and organizations are in the best interest of the Company in that it allows our executives to foster business relationships within the communities we serve. For additional information on benefits and perquisites, see “— Summary Compensation Table” below.

Impact of Accounting And Tax Treatments Of Executive Compensation

Tax Considerations

Section 162(m) of the Internal Revenue Code limits the allowable deduction for compensation paid or accrued with respect to the Chief Executive Officer and each of the three other most highly compensated executive officers (excluding the chief financial officer) of a publicly held corporation to no more than $1 million per year. Compensation may be exempt from this deduction limitation, including certain performance-based compensation paid under a plan administered by a committee of outside directors, which has been approved by shareholders. The CU Bancorp 2007 Equity and Incentive Plan, as amended and restated in 2014 provides CU Bancorp the authorization to issue performance-based compensation awards which are exempt from the limits of 162(m), although no awards not subject to the deduction limits of 162(m) were granted during 2014.

In light of Section 162(m), and the authorization for performance-based compensation which is not subject to the deduction limits of 162(m) contained in the Equity and Incentive Plan as approved in fourth quarter 2014, it is Committee’s intent going forward to maximize the tax deductibility of compensation paid to our executive officers when the $1 million threshold becomes an issue. However, the CNCG Committee retains the discretion to award compensation that may not fall within the performance-based compensation exemption where doing so is in the best interests of the Company and its shareholders.

Section 409A of the Internal Revenue Code, among other things, limits flexibility with respect to the time and form of payment of deferred compensation. If a payment or award is subject to Section 409A, but does not meet the requirements that exempt such amounts from taxation under Section 409A, the recipient is subject to: (i) income tax at the time the payment or award is not subject to a substantial risk of forfeiture; (ii) an additional 20% tax at that time; and (iii) an additional tax equal to the amount of interest (at the underpayment rate under the Internal Revenue Code plus one percentage point) on the underpayment that would have occurred had the award been includable in the recipient’s income when first deferred or, if later, when not subject to a substantial risk of forfeiture. Our plans and arrangements which constitute plans or arrangements subject to Section 409A are intended to comply with Section 409A’s statutory provisions and final regulations.

Accounting Considerations

Accounting considerations play an important role in the design of CU Bancorp’s executive compensation programs. Accounting rules require CU Bancorp to expense the fair value of restricted stock awards and the estimated fair value of stock option grants which reduces the amount of its reported profits. The CNCG Committee considers the amount of this expense in determining the amount of equity compensation awards.

Risk of Compensation Programs

The CNCG Committee periodically reviews our compensation programs to ensure that they are not encouraging unnecessary or excessive risk taking. Over time, adjustments have been made to our incentive arrangements to incorporate elements that help to mitigate risk. For example, both the 2014 Incentive Plan and the 2015 MIP include balanced performance goals (including asset/credit quality), caps on maximum incentive payout and clawback provisions. The 2015 MIP further provides the CNCG Committee the ability to exercise discretion to adjust the payments as needed to reflect the business environment and market conditions that may affect the Company’s performance and incentive plan funding. The CNCG Committee will continue to monitor our compensation programs and make adjustments as it sees appropriate, but the CNCG Committee does not believe that our compensation programs promote significant risk taking or that CU Bancorp’s policies and practices create risks that are reasonably likely to have a material adverse effect on CU Bancorp.

COMPENSATION COMMITTEE REPORT

This report of the CNCG Committee shall not be deemed to be incorporated by reference into any previous filing by us under either the Securities Act or the Exchange Act that incorporates future Securities Act or Exchange Act filings in whole or in part by reference.

The CNCG Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Based on our review and discussions, we have recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Compensation, Nominating and Corporate Governance Committee of the Board of Directors of CU Bancorp:

Charles Sweetman, Chairman

Roberto Barragan

David Holman

Eric Kentor

Daniel Selleck

April 28, 2015

Executive Compensation of CU Bancorp

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2014, 2013, and 2012, compensation information for services in all capacities to the Company for (i) the Chief Executive Officer, (ii) the Chief Financial Officer, and (iii) the other most highly compensated executive officers who were serving as executive officers at the end of 2014 and whose total compensation in 2014 exceeded $100,000 (collectively, the “Named Executive Officers”). There are no other executive officers of the Company.

Name and Principal Position	Year	Salary	Bonus[1]	Stock Awards[2]	Non-Equity Incentive Plan Compensation[3]	Change to Pension Value and Nonqualified Deferred Compensation Earnings[4]	All Other Compensation[5]	Total
		$	$	$	$	$	$	$
David Rainer, Chief Executive Officer	2014 2013 2012	450,000 393,750 368,333	— 187,500 150,000	271,586 269,760 235,000	225,000 224,510 —	179,242 166,277 39,573	53,002 49,307 44,693	1,178,830 1,291,104 837,599

K. Brian Horton	2014	28,333	—	390,400	—	621	1,159	420,513
President[6]	2013	—	—	—	—	—	—	—
	2012	—	—	—	—	—	—	—

Anne A. Williams, Executive Vice President, Chief Credit Officer and Chief Operating Officer	2014 2013 2012	301,000 281,500 270,834	— 110,000 82,500	118,436 118,020 152,750	120,000 120,000 —	113,900 105,693 25,169	23,118 19,968 18,191	676,455 755,181 549,444

Anita Wolman, Executive Vice President, Chief Administrative Officer, General Counsel and Secretary	2014 2013 2012	251,000 231,500 222,500	— 90,000 67,500	75,554 75,870 58,750	100,000 100,000 —	157,918 145,401 34,799	14,377 11,490 9,935	598,849 654,261 393,484

Karen Schoenbaum, Executive Vice President and Chief Financial Officer	2014 2013 2012	251,000 231,500 221,533	— 90,000 67,500	75,554 75,870 58,750	100,000 92,000 —	52,312 48,596 11,641	36,384 29,290 21,972	515,250 567,256 381,396

[1]	The bonus payments reflected in the above table for 2013 were discretionary bonuses paid to the executives in September 2013 related to the success of the integration of the acquisition of Premier Commercial Bancorp and Premier Commercial Bank, N.A. and the positive impact of the acquisition on CU Bancorp’s interim results at that time. The bonus payments reflected in the above table for 2012 were discretionary bonuses paid to the executives in August 2012.
[2]	The amounts in this column represent the grant date fair value of restricted stock awards issued to the CU Bancorp named executive officers in the year of grant as calculated in accordance with ASC Topic 718. Mr. Rainer was granted 13,000 shares of restricted common stock having a market value of $224,510 in the first quarter of 2014 related to the 2013 performance year, and such amount is excluded from this column for 2013 but included in the column “Non-Equity Incentive Plan Compensation” for 2013. See note 3 for more details. The amounts reported in the above table do not include any estimates of forfeitures.
[3]	Non-Equity Incentive Plan Compensation reported in this column for 2014 was paid in the first quarter of 2015 and includes cash compensation to Ms. Williams, Ms. Wolman and Ms. Schoenbaum under CU Bancorp’s Executive Incentive Plan, and a combination of both cash and restricted common stock compensation to Mr. Rainer under the Executive Incentive Plan. Mr. Rainer received total payment of $225,000, consisting of a cash payment of $124,920 and 4,800 shares of restricted common stock having a market value of $100,080 based upon the market value of such shares as of the grant date. Non-Equity Incentive Plan Compensation reported in this column for 2013 was paid in the first quarter of 2014 and includes cash compensation to Ms. Williams, Ms. Wolman and Ms. Schoenbaum under CU Bancorp’s Executive Incentive Plan and compensation to Mr. Rainer under the Executive Incentive Plan in the form of 13,000 shares of restricted common stock having a market value of $224,510 based upon the market value of such shares as of the grant date.
[4]	The amounts in this column represent the salary continuation plan accruals, i.e., the total change for each year in the accrued liability balance established with respect to the benefit obligation associated with the post-retirement salary continuation agreement of each CU Bancorp named executive officer. The salary continuation plan was established in October 2012 and is evidenced by individual salary continuation agreements entered into with each CU Bancorp named executive officer. See “- Pension Benefits” and “-Potential Payments Upon Termination or Change in Control” for more information about the salary continuation agreements. There were no above-market or preferential earnings on non-qualified deferred compensation accounts. CU Bancorp maintains an account for each deferred compensation plan participant that includes deferred compensation and any earnings thereon.
[5]	See “-All Other Compensation” table that follows for details of these amounts.
[6]	Mr. Horton became the President of the Company on December 31, 2014 following the acquisition of 1st Enterprise Bank. He served previously as President of 1st Enterprise Bank.

All Other Compensation

The amounts disclosed in the “All Other Compensation Column” of the Summary Compensation Table above consist of:

Name	Year	Automobile Allowance	Long-term Disability & Executive Medical Premiums[1]	Country Club Dues and Membership Fees[2]	401(k) Employer Contributions[3]	Other[4]	Total
		$	$	$	$	$	$
David I. Rainer	2014	9,000	5,497	29,755	8,750	—	53,002
	2013	9,000	2,286	29,271	8,750	—	49,307
	2012	9,000	1,895	26,448	7,350	—	44,693
K. Brian Horton[5]	2014	—	104	1,055	—	—	1,159
	2013	—	—	—	—	—	—
	2012	—	—	—	—	—	—
Anne A. Williams	2014	9,000	5,368	—	8,750	—	23,118
	2013	9,000	2,218	—	8,750	—	19,968
	2012	9,000	1,841	—	7,350	—	18,191
Anita Y. Wolman	2014	—	5,627	—	8,750	—	14,377
	2013	—	2,740	—	8,750	—	11,490
	2012	—	2,585	—	7,350	—	9,935
Karen A. Schoenbaum	2014	9,000	4,152	—	8,750	14,481	36,384
	2013	9,000	1,886	—	8,750	9,654	29,290
	2012	9,000	1,295	—	7,350	4,387	21,972

1.	The premiums paid for health care benefits, dental care benefits, vision care benefits, short-term disability benefits, and long-term disability benefits are available to all employees of CU Bancorp and California United Bank and do not discriminate in favor of executives and are therefore not included in the above table. Included in this amount in the table above are: (a) the premiums related to supplemental long-term disability coverage for named executive officers (excluding Brian K. Horton) that is not available to all CU Bancorp and California United Bank employees. (b) CU Bancorp and California United Bank pay the premiums for a base amount for the eligible employee’s long-term care benefits, but any additional coverage elected by the employee above the base amount is paid by the employee; (c) All Senior Vice Presidents and above, including the CU Bancorp named executive officers, receive identical life insurance benefits providing life insurance coverage in the amount of three times of their salaries, up to a maximum of $300,000. Annual premium expense in excess of the base amount of $50,000 of insurance coverage is treated as imputed income to the employee; (d) Executive medical examinations are offered only to executive officers of CU Bancorp and California United Bank and the associated cost is included as additional compensation in the table above.
2.	The amounts in this column reflect country club dues and membership fees, a significant portion of which relates to business-related entertainment and business development.
3.	In 2014, 401 (k) employer contributions were fifty cents ($.50) for each dollar an employee has elected to defer up to a maximum matching contribution of 3% of compensation. In 2013, employer contributions were fifty cents ($.50) for each dollar an employee has elected to defer up to a maximum matching contribution of 4% of compensation. In 2012, employer contributions are made for all employees at 3% of annual income in 2012, subject to IRS regulatory ceilings.
4.	The amounts in this column represent the cash value of vacation accruals which were paid out to Ms. Schoenbaum.
5.	Mr. Horton became the President of the Company on December 31, 2014 following the acquisition of 1st Enterprise Bank. He served previously as President of 1st Enterprise Bank.

Other Perquisites and Benefits

In addition, the Company provided certain of its executive officers with memberships in various clubs and organizations, primarily for business development purposes. For additional information on benefits and perquisites, see the Summary Compensation Table included in the section above entitled “—Summary Compensation.”

Grants of Plan-Based Awards in 2014

The following table sets forth certain information regarding restricted stock awards granted under the Equity and Incentive Plan to the CU Bancorp named executive officers during 2014. There were no stock option awards granted to the CU Bancorp named executive officers during 2014.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		(#)	(#)	($/sh)	($)
David I. Rainer	2/3/2014	13,000	—	—	224,510
	12/18/2014	13,300	—	—	271,586
K. Brian Horton	12/1/2014	20,000	—	—	390,400
Anne A. Williams	12/18/2014	5,800	—	—	118,436
Anita Y. Wolman	12/18/2014	3,700	—	—	75,554
Karen A. Schoenbaum	12/18/2014	3,700	—	—	75,554

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table sets forth certain information regarding the holdings of stock options and restricted stock by the CU Bancorp Named Executive Officers at December 31, 2014. The options were granted pursuant to the California United Bank 2005 Stock Option Plan and the Equity and Incentive Plan.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested
	(#)	(#)		(#)	($)		(#)		($)	(#)	($)
David Rainer	10,000	—		—	22.00	4/25/16	6,000	[1]	130,140	—	—
	60,000	—		—	17.50	2/26/17	10,000	[4]	216,900	—	—
	8,000	2,000	[3]	—	12.20	4/27/17	10,000	[5]	216,900	—	—
	23,333	—		—	16.00	9/24/17	8,000	[6]	173,520	—	—
							13,300	[9]	288,477
K. Brian Horton	92,187	—		—	7.59	6/21/16	20,000	[8]	433,800	—	—
Anne Williams	5,000	—		—	22.00	4/25/16
	6,800	1,700	[3]	—	12.20	4/27/17	4,000	[1]	86,760	—	—
							6,250	[4]	135,563
							6,500	[5]	140,985
							3,500	[6]	75,915
							5,800	[9]	125,802
Anita Wolman	20,000	—		—	10.00	5/16/15
	5,000	—		—	22.00	4/25/16	2,000	[1]	43,380	—	—
							1,250	[4]	27,113
							2,500	[5]	54,225
							3,000	[7]	65,070
							3,700	[9]	80,253
Karen Schoenbaum	6,900	—		—	12.52	10/27/15	800	[2]	17,352	—	—
							1,250	[4]	27,113
							2,500	[5]	54,225
							3,000	[7]	65,070
							3,700	[9]	80,253

1.	Restricted Stock granted on April 27, 2010 vests at a rate of 20% annually, commencing on the first anniversary of grant.
2.	Restricted Stock granted on April 27, 2010 vests at a rate of 20% annually, commencing on the second anniversary of grant.
3.	Stock options granted on April 27, 2010 have a term of seven (7) years and vest in five equal annual increments commencing on the first anniversary of the date of grant.
4.	Restricted Stock granted on January 6, 2011 vests at a rate of 25% annually, commencing on the first anniversary of grant.
5.	Restricted Stock granted on August 14, 2012 vests at a rate of 25% annually, commencing on the first anniversary of grant.
6.	Restricted Stock granted on September 12, 2013 vests at a rate of 50% annually, commencing on the first anniversary of grant.
7.	Restricted Stock granted on September 12, 2013 vests at a rate of 33.33% annually, commencing on the first anniversary of grant.
8.	Restricted Stock granted on December 1, 2014 vests at a rate of 50% on the second anniversary of the grant and 25% annually thereafter.
9.	Restricted Stock granted on December 18, 2014 vests at a rate of 33.33% annually, commencing on the first anniversary of grant.

In February of 2014, David I. Rainer, the President and Chief Executive Officer received a grant of restricted stock of 13,000 shares under the Equity and Incentive Plan in lieu of a cash payment under the Executive Incentive Plan. In December of 2014, David I. Rainer, the Chief Executive Officer, Brian K. Horton, the President, Anne A. Williams, the Executive Vice President, Chief Credit Officer and Chief Operating Officer, Karen Schoenbaum, the Executive Vice President and Chief Financial Officer, and Anita Y. Wolman, the Executive Vice President, General Counsel and Corporate Secretary, received grants of restricted stock of 13,300 shares, 20,000 shares, 5,800 shares, 3,700 shares, and 3,700 shares, respectively.

Option Exercises and Stock Vested in 2014

The following table sets forth certain information regarding stock options and restricted stock granted under the 2005 Stock Option Plan and the Equity and Incentive Plan to the CU Bancorp named executive officers. The dollar figures in the table below reflect the value on the exercise date for option awards and the value on the vesting date of the restricted stock award.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
	#	$	#	$
David I. Rainer	88,344	706,371	42,000	778,230
K. Brian Horton[1]	39,509	480,034	—	—
Anne A. Williams	—	—	17,000	304,450
Anita Y. Wolman	—	—	6,000	108,470
Karen A. Schoenbaum	5,100	32,113	5,300	96,415

1.	Mr. Horton received options to purchase Company stock as a result of the acquisition of 1st Enterprise. The stock options were granted initially under the 1st Enterprise Bank 2006 Stock Incentive Plan which was adopted by the Company in connection with the acquisition for the sole purpose of providing replacement stock options to 1st Enterprise officers and directors.

Supplemental Executive Retirement Plan

Each of Mr. Rainer and Mses. Williams, Schoenbaum and Wolman is eligible to participate in a supplemental executive retirement program (“SERP”) designed to reward long-term contribution to the Company. In February 2015, the Committee approved a similar program for Mr. Horton. The SERP benefit consists of payment for fifteen years (eight in the case of Ms. Wolman) following retirement and is earned and vested over time as a key element of the Company’s retention strategy.

Pension Benefits

Name	Plan Name	Number of Years Credited Service[1]	Present Value of Accumulated Benefit[2]	Payments During Last Fiscal Year
David I. Rainer	Salary Continuation Agreement	n/a	$385,091	—
Anne A. Williams	Salary Continuation Agreement	n/a	$244,763	—
Anita Wolman	Salary Continuation Agreement	n/a	$338,117	—
Karen Schoenbaum	Salary Continuation Agreement	n/a	$112,549	—

1.	Benefits due under the salary continuation agreements are set forth in each agreement and are not determined by a formula based on years of service.
2.	Represents the cumulative amount accrued with respect to the salary continuation agreements for each of the Named Executive Officers as of December 31, 2014. Monthly charges are made to accrue for these post-retirement benefit obligations in a systematic and orderly way using an appropriate discount rate, such that the accrued liability balance at the participant’s retirement date will be equal to the then present value of the benefits promised under the salary continuation agreement. During 2014, we used a 4.75% discount rate.

Potential Payments upon Termination or Change-In-Control

Employment Agreements

The Company does not currently have any employment agreements with its named executive officers. As of December 31, 2014, there were no contractual or other payments due or payable upon termination except as set forth under the Change in Control Severance Plan.

Treatment of Outstanding Stock Options upon Termination or Change In Control

The following discussion addresses the effect upon stock options issued under the Employee Plan and the Equity and Incentive Plan in the event of a termination or change in control of the Company:

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

Liquidation or Change in Control

Options granted under the Employee Plan and the Equity and Incentive Plan are subject to a provision that takes effect upon a plan of dissolution, liquidation, reorganization, merger, consolidation or sale of substantially all of the assets of the Company to another corporation. Under the agreements in connection with grants under the Employee Plan and the 2007 Plan, prior to the occurrence of any such change in control, all options granted under both plans will become immediately exercisable. There are no special benefits related to stock options which apply only to the Named Executive Officers. The provisions described above apply to all employee stock options.

Treatment of Outstanding Restricted Stock Upon Termination or Change In Control

In the event the holder of restricted stock or restricted stock units ceases to be affiliated with the Company for any reason the Participant forfeits to the Company any shares which remain subject to vesting conditions as of the date of service. Upon a change of control, pursuant to the restricted stock agreements, the exercisability and vesting shall accelerate immediately prior to the consummation of the Change in Control. There are no special benefits related to restricted stock which apply only to the Named Executive Officers.

Change in Control Severance Plan

To ensure the continuity of management in the event of a change in control, the Company has adopted a Change in Control Plan, or CIC Plan, which provides severance compensation within 24 months following a change in control of the Company to executive officers. The purpose of the CIC Plan is to assist in recruiting, encourage retention and minimize the uncertainty and distraction caused by the potential for acquisitions and to allow our executive officers to focus on performance by providing transition assistance if there is a change in control. In addition the program is intended to align executive and shareholder interests by enabling the executive officers to consider corporate transactions that are in the best interests of the shareholders and other constituents of the Company without undue concern over whether the transactions may jeopardize the executive’s own employment. The CIC Plan is a “double trigger” plan in that it requires that there be a change in control and a termination of employment (voluntary or involuntary) thereafter for benefits to be available. Additionally, under the Company’s existing equity plans and agreements, as well as the CIC Plan, all outstanding unvested stock options or restricted stock would vest upon a change in control. Payments under these change in control plans did not influence the CNCG Committee decisions with respect to other aspects of the Named Executive Officers’ compensation since the CNGC Committee believes that payments following termination of service may never occur, while payment for services rendered provide an immediate benefit which enhances shareholder value.

Under the CIC Plan, Change in Control is defined as: (i) Any “person,” as such term is used in Sections 13(d) and 14(d) of the Exchange Act (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of CU Bancorp, or any company owned, directly or indirectly, by the shareholders of CU Bancorp in substantially the same proportions as their ownership of stock of CU Bancorp) becomes, after the Effective Date, the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of CU Bancorp (not including in the securities beneficially owned by such person any securities acquired directly from CU Bancorp or its affiliates) representing 50% or more of the combined voting power of CU Bancorp’s then outstanding securities, other than (A) CU Bancorp or any successor to CU Bancorp by means of a transaction that is not a Change in Control, or (B) a group of two or more persons not acting in concert for the purpose of acquiring, holding or disposing of such stock. The acquisition of additional stock by any person who immediately prior to such acquisition already is the beneficial owner of more than fifty percent (50%) of the capital stock of CU Bancorp entitled to vote in the election of directors is not a Change in Control; (ii) During any period of 12 months, individuals who at the beginning of such period constitute the board of directors, and any new director whose election by the board of directors or nomination for election by CU Bancorp’s shareholders was approved by a vote of a majority of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority thereof; (iii) The merger or consolidation of CU Bancorp with any other corporation, other than (A) a merger or consolidation which would result in the voting securities of CU Bancorp outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity), in combination with the ownership of any trustee or other fiduciary holding securities under an employee benefit plan of CU

Bancorp, more than 50% of the combined voting power of the voting securities of CU Bancorp or such surviving entity outstanding immediately after such merger or consolidation, (B) a merger or consolidation effected to implement a recapitalization of CU Bancorp (or similar transaction) in which no person acquires more than 50% of the combined voting power of CUB’s then outstanding securities or (C) a merger or consolidation of CU Bancorp with one or more other persons that are related to CU Bancorp immediately prior to the merger or consolidation. For purposes of this provision, persons are “related” if one of them owns, directly or indirectly, at least fifty percent (50%) of the voting capital stock of the other or a third person owns, directly or indirectly, at least fifty percent (50%) of the voting capital stock of each of them’ or (iv) The sale or disposition by CU Bancorp of all or substantially all of its assets to one or more persons that are not related to CU Bancorp immediately prior to the sale or transfer.

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

Termination Payments and Benefits for CU Bancorp Named Executive Officers

The following calculations are based on a hypothetical triggering event occurring on December 31, 2014 at the actual closing market price of the Company’s Common stock as of such date. The amounts set forth under Change in Control include payments under the CIC Plan, as well as accelerated vesting of restricted stock and stock options to the extent set forth in such plans and agreements.

David I. Rainer	Employment Agreement[1] ($)	Other Agreements or Plans ($)	Total ($)
Termination by CU Bancorp without “Cause”	0	0	0
Termination by CU Bancorp for “Cause”	0	0	0
Termination by Executive on “Other Event”	0	0	0
Change in Control	0	3,237,917	3,237,917
Death	0	0	0

1.	None of the CU Bancorp named executive officers currently has an employment agreement with CU Bancorp.

K. Brian Horton	Employment Agreement[1] ($)	Other Agreements or Plans ($)	Total ($)
Termination by CU Bancorp without “Cause”	0	0	0
Termination by CU Bancorp for “Cause”	0	0	0
Termination by Executive on “Other Event”	0	0	0
Change in Control	0	1,385,800	1,385,800
Death	0	0	0

1.	None of the CU Bancorp named executive officers currently has an employment agreement with CU Bancorp.

Anne A. Williams	Employment Agreement[1] ($)	Other Agreements or Plans ($)	Total ($)
Termination by CU Bancorp without “Cause”	0	0	0
Termination by CU Bancorp for “Cause”	0	0	0
Termination by Executive on “Other Event”	0	0	0
Change in Control	0	1,886,077	1,886,077
Death	0	0	0

2.	None of the CU Bancorp named executive officers currently has an employment agreement with CU Bancorp.

Karen A. Schoenbaum	Employment Agreement[1] ($)	Other Agreements or Plans ($)	Total ($)
Termination by CU Bancorp without “Cause”	0	0	0
Termination by CU Bancorp for “Cause”	0	0	0
Termination by Executive on “Other Event”	0	0	0
Change in Control	0	1,239,525	1,239,525
Death	0	0	0

1.	None of the CU Bancorp named executive officers currently has an employment agreement with CU Bancorp.

Anita Y. Wolman	Employment Agreement[1] ($)	Other Agreements or Plans ($)	Total ($)
Termination by CU Bancorp without “Cause”	0	0	0
Termination by CU Bancorp for “Cause”	0	0	0
Termination by Executive on “Other Event”	0	0	0
Change in Control	0	1,272,319	1,272,319
Death	0	0	0

1.	None of the CU Bancorp named executive officers currently has an employment agreement with CU Bancorp.

Director Compensation of CU Bancorp

During 2014, all non-employee Directors received an annual retainer of $30,000 (paid quarterly) with the Bank’s Vice Chairman receiving an additional $5,000 annually. Chairs of Committees receive an additional $10,000 annually and the liaison to the management CRA Committee and the ALCO Committee received an additional $7,500 annually (paid quarterly). In addition Directors received a fee of $750 for each Board meeting attended (up to a maximum of 12 meetings, with additional meetings unpaid). Directors are expected to attend at least 75% of all applicable meetings. Payment is made on a quarterly basis. Compensation paid to David I. Rainer, K. Brian Horton and Anne A. Williams is not included in this table because they were all employees during 2014 and therefore received no additional compensation for services as directors.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards[1] ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Roberto E. Barragan	$46,500	$20,420	—	—	—	—	$66,920
Charles Beauregard[2]	$4,833	$20,420	—	—	—	—	$25,253
Kenneth L. Bernstein[3]	$43,417	$—	—	—	—	—	$43,417
Kenneth Cosgrove	$44,000	$20,420	—	—	—	—	$64,420
David C. Holman[2]	$4,000	$20,420	—	—	—	—	$24,420
Eric Kentor	$29,250	$20,420	—	—	—	—	$49,670
Jeffrey Leitzinger[2]	$4,625	$20,420	—	—	—	—	$25,045
Robert C. Matranga[3]	$34,250	$—	—	—	—	—	$34,250
Roy A. Salter	$39,000	$20,420	—	—	—	—	$59,420
Daniel F. Selleck	$38,250	$20,420	—	—	—	—	$58,670
Lester M. Sussman	$49,000	$20,420	—	—	—	—	$69,420
Charles H. Sweetman	$48,250	$20,420	—	—	—	—	$68,670

1.	The amounts in this column represent the grant date fair value of restricted stock awards issued to the directors by CU Bancorp with respect to 2014, as calculated in accordance with ACS Topic 718. The amounts reported in the above table do not include any estimates of forfeitures. Each Director was granted 1,000 shares of restricted stock on December 18, 2014. These shares of restricted stock vest 50% on the first anniversary date and 50% on the second anniversary date of the grant.
2.	These individuals became Directors of CU Bancorp effective December 1, 2014 upon finalization of the merger with 1st Enterprise Bank.
3.	Messrs. Bernstein and Matranga retired from the Board of Directors effective November 30, 2014.

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

Plan	Number of securities to be issued upon exercise of outstanding options (A)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (A))
Equity Compensation Plans Approved by Security Holders:
California United Bank 2005 Stock Option Plan (terminated)	201,000	$17.54	—
CU Bancorp 2007 Equity Incentive and Incentive Plan	815,490	$8.30	699,505

Total	1,016,490	$10.13	699,505

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shareholdings of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 15, 2015, concerning the beneficial ownership of the Company’s outstanding common stock: (i) by each of the directors of the Company; (ii) by each of the Company’s named executive officers and (iii) by all directors and executive officers1 of the Company as a group. Management is not aware of any change in control of the Company that has occurred since January 1, 2014 or of any arrangement that may, at a subsequent date, result in a change in control of the Company. Other than Basswood Capital Management, LLC, Banc Funds Co. LLC, and Wellington Management Co. LLC, management of the Company does not know of any person who owns, beneficially or of record, more than 5% of the Company’s outstanding common stock.

Name and Position Held	Number of Shares of Common Stock Beneficially Owned¹		Number of Shares Subject to Vested Stock Options²	Percent of Class Beneficially Owned
Roberto E. Barragan
Director	14,200	[3]	—	0.09%
Charles R. Beauregard
Director	103,220	[4]	32,924	0.81%
Kenneth J. Cosgrove
Director	318,373	[5]	—	1.91%
David C. Holman
Director	131,834	[6]	92,187	1.34%
Eric S. Kentor
Director	7,500	[7]	—	0.04%
Jeffrey J. Leitzinger, Ph.D.
Director	56,145	[8]	26,339	0.49%
Roy Salter
Director	65,655	[9]	—	0.39%
Daniel Selleck
Director	44,650	[10]	—	0.27%
Lester M. Sussman
Director	5,800	[11]	—	0.03%
Charles S. Sweetman
Director	63,000	[12]	—	0.38%
David I. Rainer
Chairman of the Board & Chief Executive Officer	246,315	[13]	103,333	2.08%
K. Brian Horton
President	138,191	[14]	92,187	1.37%
Ann A. Williams
Executive Vice President, Chief Operating Officer & Chief Credit Officer	121,369	[15]	13,500	0.81%
Anita Y. Wolman
Executive Vice President, Chief Administrative Officer, General Counsel, and Corporate Secretary	71,374	[16]	5,000	0.46%
Karen A. Schoenbaum
Executive Vice President and Chief Financial Officer	39,000	[17]	5,200	0.26%
All Directors, Nominees and Executive Officers as a Group (15 in number)	1,426,626		370,670	10.54%

1.	Includes share beneficially owned, directly and indirectly, together with associates. Also includes share held as trustee and held by or as custodian for minor children. Unless otherwise indicated, all shares are held as community property under California law or with sole voting and investment power. Does not include any shares that may be acquired upon exercise of stock options, which are identified separately in this table.
2.	Shares subject to options held by executive officers that were exercisable within 60 days after April 15, 2015 (vested) are treated as issued and outstanding for the purposes of computing the percent of the class owned by such person but not for the purpose of computing the percent of class owned by any other person. For All Directors and Executive Officers as a Group, all 370,670 vested stock options held by such persons are treated as issued and outstanding when computing the percent of class. As part of the acquisition of 1st Enterprise, CU Bancorp adopted the 1st Enterprise 2006 Stock Incentive Plan, as amended, as its own equity plan and all stock options granted by 1st Enterprise thereunder are exercisable for CU Bancorp common stock on substantially the same terms but adjusted to reflect the exchange ratio set forth in the Merger Agreement. These replacement stock options are fully vested as of the date of the merger. Mr. Beauregard, Mr. Holman and Mr. Leitzinger, who joined CU Bancorp as directors following the acquisition, had 32,924, 92,187 and 26,339 shares of non-qualified stock options, respectively, that are exercisable as presented in the table above.
3.	Includes 11,700 shares owned as Trustee of the Roberto and Silvia Barragan Living Trust, 1,000 shares directly owned by Mr. Barragan and 1,500 shares of Restricted Stock with 500 shares vesting on December 17, 2015, 500 shares vesting on December 18, 2015 and 500 shares vesting on December 18, 2016. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
4.	Includes 1,000 shares of Restricted Stock with 500 shares on December 18, 2015 and 500 shares vesting on December 18, 2016. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto. Mr. Beauregard has pledged 102,220 shares of his Company stock as security for margin accounts as to which there is currently no debt outstanding.
5.	Includes 175,282 shares held jointly with his spouse as Trustees of the Kenneth Cosgrove & Carolyn Cosgrove Family Trust, includes 22,956 shares in Mr. Cosgrove’s 401K account, 15,098 shares in Mr. Cosgrove’s self-directed IRA account, 19,885 shares in Carolyn Cosgrove’s self-directed IRA account, 85,152 shares held directly by Mr. Cosgrove that includes 1,500 shares of Restricted Stock with 500 shares vesting on December 17, 2015, 500 shares vesting on December 18, 2015 and 500 shares vesting on December 18, 2016. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
6.	Includes 1,000 shares of Restricted Stock with 500 shares on December 18, 2015 and 500 shares vesting on December 18, 2016. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
7.	Includes 6,500 shares held jointly with his spouse as Trustees of the Kentor Trust U/A Dtd 9/18/2002 and 1,000 shares of Restricted Stock with 500 shares on December 18, 2015 and 500 shares vesting on December 18, 2016. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
8.	Includes 1,000 shares of Restricted Stock with 500 shares on December 18, 2015 and 500 shares vesting on December 18, 2016. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
9.	Includes 63,155 shares held jointly with his spouse as Trustee of the Roy and Traci Salter Living Trust, 2,500 shares held directly by Mr. Salter and 1,500 shares of Restricted Stock with 500 shares vesting on December 17, 2015, 500 shares vesting on December 18, 2015 and 500 shares vesting on December 18, 2016. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
10.	Includes 40,650 shares owned as Trustee of the Daniel F. Selleck Family Trust; 2,500 shares directly owned by Mr. Selleck and 1,500 shares of Restricted Stock with 500 shares vesting on December 17, 2015, 500 shares vesting on December 18, 2015 and 500 shares vesting on December 18, 2016. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
11.	Includes 4,300 shares owned by Mr. Sussman and 1,500 shares of Restricted Stock with 500 shares vesting on December 17, 2015, 500 shares vesting on December 18, 2015 and 500 shares vesting on December 18, 2016. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
12.	Includes 20,500 shares owned as trustee of the Charles H. Sweetman 1996 Trust; 25,100 shares owned as trustee of the Charles and Judy Sweetman Family Trust U/A dtd 4/25/2011; 2,000 shares owned by Sweetman Properties, LLC; 1,000 shares owned by his spouse as Trustee of the Judith Sweetman Trust, 3,150 shares as custodian under CUTMA for Kaylee J. Sweetman; 2,650 shares as custodian under CUTMA for Patrick C. Roche; 2,650 shares as custodian under CUTMA for Sophia Rose Sweetman trust, 1,750 shares as custodian under CUTMA for Emily K. Roche; 500 shares held by his spouse as custodian under CUTMA for Zachary A. Kosma; 500 shares held by his spouse as custodian under CUTMA for Marcus Oliver Kosma; 600 shares held by his spouse as custodian under CUTMA for Drake W. Radmacher; 600 shares held by his spouse as custodian under CUTMA for Ivy K. Radmacher; 500 shares held directly by Mr. Sweetman and includes 1,500 shares of Restricted Stock with 500 shares vesting on December 17, 2015, 500 shares vesting on December 18, 2015 and 500 shares vesting on December 18, 2016. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
13.	Includes 175,581 shares owned as Trustee of the David and Anne Rainer Trust; 31,634 shares owned by Mr. Rainer’s IRA; and includes the following Restricted Stock; 6,000 shares of Restricted Stock vesting on April 27, 2015; 5,000 shares of Restricted Stock vesting on August 14, 2015; 8,000 shares vesting on September 12, 2015; 4,433 shares of Restricted Stock vesting on December 18, 2015; 4,800 shares of Restricted Stock vesting on January 12, 2015; 5,000 shares vesting on August 14, 2016, 4,433 shares of Restricted Stock vesting on December 18, 201; and 4,434 shares or Restricted Stock vesting on December 18, 2017. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
14.	Includes 77,169 shares owned as Trustee of the K. Brian Horton Trust; 37,660 shares owned directly by Mr. Horton; 10,000 shares of Restricted Stock vesting on December 1, 2016; 5,000 shares of Restricted Stock vesting on December 1, 2017; 5,000 shares of Restricted Stock vesting on December 1, 2018.; and 3,362 shares held by Chester E. Horton Jr. as Custodian for UTMA/CA for Christopher R. Horton, who is Mr. Horton’s child;
15.	Includes 83,569 shares directly owned by Ms. Williams; 4,000 shares of Restricted Stock vesting on April 27, 2015; 3,250 shares of Restricted Stock vesting on August 14, 2015; 3,500 shares of Restricted Stock vesting on September 12, 2015; 1,933 shares of Restricted Stock vesting on December 18, 2015; 3,250 shares of Restricted Stock vesting on August 14, 2016; 1,933 shares of Restricted Stock vesting on December 18, 2016; 9,000 shares of Restricted Stock vesting on March 19, 2017; 1,934 shares of Restricted Stock vesting on December 18, 2017; 4,500 shares of Restricted Stock vesting on March 19, 2018; and 4,500 shares of Restricted Stock vesting on March 19, 2019. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
16.	Includes 5,200 shares owned by spouse’s IRA; 42,974 shares directly by Ms. Wolman; 2,000 shares of Restricted Stock vesting on April 27, 2015; 1,250 shares of Restricted Stock vesting on August 14, 2015; 1,500 shares of Restricted Stock vesting on September 12, 2015; 1,233 shares of Restricted Stock vesting on December 18, 2015; 1,250 shares of Restricted Stock vesting on August 14, 2016; 1,500 shares of Restricted Stock vesting on September 12, 2016; 1,233 shares of Restricted Stock vesting on December 18, 2016; 6,000 shares of Restricted Stock vesting on March 19, 2017; 1,234 shares of Restricted Stock vesting on December 18, 2017; 3,000 shares of Restricted Stock vesting on March 19, 2018; and 3,000 shares of Restricted Stock vesting on March 19, 2019. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
17.	Includes 21,000 shares owned directly by Ms. Schoenbaum; 800 shares of Restricted Stock vesting on April 27, 2015; 1,250 shares of Restricted Stock vesting on August 14, 2015; 1,500 shares of Restricted Stock vesting on September 12, 2015; 1,233 shares of Restricted Stock vesting on December 18, 2015; 1,250 shares of Restricted Stock vesting on August 14, 2016; 1,500 shares of Restricted Stock vesting on September 12, 2016; 1,233 shares of Restricted Stock vesting on December 18, 2016; 4,000 shares of Restricted Stock vesting on March 19, 2017; 1,234 shares of Restricted Stock vesting on December 18, 2017; 2,000 shares of Restricted Stock vesting on March 19, 2018; and 2,000 shares of Restricted Stock vesting on March 19, 2019. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.

Principal Shareholders and Change in Control

The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of December 31, 2013 by those persons known by the Company to own more than 5% of the outstanding Common Stock of the Company. The shareholder’s ownership percentage is based on 16,683,856 shares of common stock outstanding as of December 31, 2014.

Name of Beneficial Owner	Number of Shares (1)	Percent of Class Owned
Basswood Capital Management, LLC	1,124,603	6.72%
Banc Funds Co. LLC	1,043,833	6.24%
Wellington Management Co. LLC	951,530	5.69%

(1)	Based on our records and information reported on a Schedule 13F as filed with the Securities and Exchange Commission as of December 31, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During 2014 there were no existing or proposed, material transactions between CU Bancorp and of its executive officers, directors, or principal shareholders (beneficial owners of 5% or more of our Common Stock), or the immediate family or associates of any of the foregoing persons, except as indicated below.

Some of CU Bancorp’s directors and executive officers, as well as the companies with which such directors and executive officers are associated, are customers of, and have had banking transactions with California United Bank in the ordinary course of its businesses, and California United Bank expects to have such ordinary banking transactions with such persons in the future. All such transactions are on substantially the same terms, including interest and collateral as those prevailing for comparable transactions with others, and comply with the provisions of applicable federal and state law. At the present time, California United Bank has only one lending relationship with our directors and officers or entities controlled by any of our directors or officers. We may also engage in banking (non-lending) transactions with corporations of which our directors or officers may own a controlling interest, or also serve as directors or officers. These transactions will also take place on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others, and comply with the provisions of applicable federal and state law.

Director Independence

During 2014, each of CU Bancorp’s directors, except Mr. Rainer, CUB’s Chairman and Chief Executive Officer, Mr. Horton, CUB’s President since December 1, 2014, Ms. Williams, CUB’s Executive Vice President, Chief Operating Officer and Chief Credit Officer (who as of December 1, 2014 served only on the California United Bank Board of Directors), and Mr. Cosgrove, the former Chairman and Chief Executive Officer of Premier Commercial Bancorp (which was merged into CU Bancorp in July of 2012) was “independent,” as determined by the applicable listing requirements of the NASDAQ Stock Market. The NASDAQ Stock Market’s listing requirements provide that: (i) the audit committee be composed of independent directors; (ii) the chief executive officer’s compensation be determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iii) nominations of directors be selected by a majority of independent directors or by a nominating committee comprised solely of independent directors. None of Messrs. Rainer or Cosgrove or Ms. Williams served on the Company’s Audit and Risk Committee or its Compensation, Nominating and Corporate Governance Committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Relationship with Independent Accountants

The firm of McGladrey LLP (“McGladrey”) served as independent registered public accountants for the Bank and the Company from inception through December 31, 2014.

The Audit and Risk Committee has considered the provision of non-audit services provided by McGladrey to be compatible with maintaining the independence of McGladrey.

The following is a description of fees billed to the Company by McGladrey during the fiscal years ended December 31, 2014 and 2013.

Audit Fees

The aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2014, and 2013, including reviews of the financial statements included in CU Bancorp’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K, were $370,000 and $320,000, respectively.

Audit-Related Fees

The aggregate fees billed for services related to professional assurance and related services other than those noted above, includes services rendered in connection with acquisitions or other accounting matters for the fiscal years ended December 31, 2014 and 2013 were $39,150 and $5,200, respectively. The majority of the audit-related fees in 2014 related to merger related matters and the Registration Statement on Form S-4 filed with the Securities and Exchange Commission in connection therewith.

All Other Fees

No other fees were billed by McGladrey in 2014 or 2013.

ITEM 15. EXHIBITS

Index to Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and Among CU Bancorp and California United Bank and 1st Enterprise Bank Dated as of June 2, 2014 [1]

2.2	Amendment No. 1 to Agreement and Plan of Merger [2]

2.3	Amendment No. 2 to Agreement and Plan of Merger [3]

3.1	Articles of Incorporation of CU Bancorp [4]

3.2	Bylaws of CU Bancorp [5]

3.3	Certificate of Determination of Non-Cumulative Perpetual Preferred Stock, Series A of CU Bancorp [6]

4.1	Specimen form of Certificate for CU Bancorp Common Stock [7]

4.2	Assignment & Assumption Agreement [8]

10.1*	2014 CU Bancorp Executive Performance Incentive Plan Amendment # 1 – April 24, 2014 [9]

10.2*	Separation and Consulting Agreement [10]

10.3*	CU Bancorp 2007 Equity Incentive Plan as Restated July 31, 2012 and Form of Stock Option Agreement and Form of Restricted Stock Bonus Award Agreement [11]

10.4*	CU Bancorp 2007 Equity and Incentive Plan as Amended and Restated July 31, 2014 [12]

10.5*	1st Enterprise Bank 2006 Stock Incentive Plan as Amended and Restated March 18, 2009 [13]

10.6*	1st Enterprise Bank 2006 Stock Incentive Plan as Amended and Restated July 31, 2014 [14]

10.7*	California United Bank 2005 Stock Option Plan [15]

10.8*	CU Bancorp 2012 Change in Control Severance Plan [16]

10.9*	Executive Salary Continuation Plan / Agreement and Schedule of Participants and Benefits [17]

10.10*	2013 California United Bank Executive Performance Cash Incentive Plan [18]

10.11*	2014 California United Bank Executive Performance Cash Incentive Plan [19]

10.12*	Form of Director / Officer Indemnification Agreement and Schedule of Agreements [20]

12.1	Ratio of Earnings to Fixed Charges [21]

14.1	CU Bancorp Principles of Business Conduct & Ethics [22]

14.2	CU Bancorp Code of Ethics – Financial Officers [23]

21.1	Subsidiaries of the Registrant [24]

23.1	Consent of Independent Registered Public Accounting Firm[25]

24.1	Power of Attorney [26]

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 [27]

*	Refers to management contracts or compensatory plans or arrangements
†	Attached hereto
[1]	Incorporated by reference from Exhibit 2.1 to CU Bancorp Registration Statement on Form S-4 as filed on August 20, 2014.
[2]	Incorporated by reference from Exhibit 2.1 to CU Bancorp Registration Statement on Form S-4 as filed on August 20, 2014.
[3]	Incorporated by reference from Exhibit 2.2 to CU Bancorp Current Report on Form 8-K filed November 17, 2014.
[4]	Incorporated by reference from Exhibit 3.1 to CU Bancorp Registration Statement on Form S-4 as filed on April 13, 2012.
[5]	Incorporated by reference from Exhibit 3.2 to CU Bancorp Registration Statement on Form S-4 as filed on April 13, 2012.
[6]	Incorporated by reference from Exhibit 3.3 to CU Bancorp Current Report on Form 8-K filed November 24, 2014.
[7]	Incorporated by reference from Exhibit 4.1 to CU Bancorp Registration Statement on Form S-4 as filed on April 13, 2012.
[8]	Incorporated by reference from Exhibit 4.2 to CU Bancorp Annual Report on Form 10-K filed March 13, 2015.
[9]	Incorporated by reference from Exhibit 10.1 to CU Bancorp Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2014.
[10]	Incorporated by reference from Exhibit 10.5 to CU Bancorp Registration Statement on Form S-4 as filed on August 20, 2014.
[11]	Incorporated by reference from Exhibit 10.2 to CU Bancorp Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.
[12]	Incorporated by reference from Exhibit 10.6 to CU Bancorp Registration Statement on Form S-4 as filed on August 20, 2014.
[13]	Incorporated by reference from Exhibit 10.5 to CU Bancorp Annual Report on Form 10-K filed March 13, 2015.
[14]	Incorporated by reference from Exhibit 10.6 to CU Bancorp Annual Report on Form 10-K filed March 13, 2015.
[15]	Incorporated by reference from Exhibit 10.1 to CU Bancorp Registration Statement on Form S-4 as filed on April 13, 2012.
[16]	Incorporated by reference from Exhibit 10.3 to CU Bancorp Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.
[17]	Incorporated by reference from Exhibit 10.4 to CU Bancorp Annual Report on Form 10-K filed March 13, 2014.
[18]	Incorporated by reference from Exhibit 99.1 to CU Bancorp Current Report on Form 8-K filed February 7, 2014.
[19]	Incorporated by reference from Exhibit 10.6 to CU Bancorp Annual Report on Form 10-K filed March 13, 2014.
[20]	Incorporated by reference from Exhibit 10.7 to CU Bancorp Annual Report on Form 10-K filed March 13, 2014.
[21]	Incorporated by reference from Exhibit 12.1 to CU Bancorp Registration Statement on Form S-4 as filed on August 20, 2014.
[22]	Incorporated by reference from Exhibit 14.1 to CU Bancorp Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.
[23]	Incorporated by reference from Exhibit 14.2 to CU Bancorp Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.
[24]	Incorporated by reference from Exhibit 21.1 to CU Bancorp Registration Statement on Form S-4 as filed on August 20, 2014.
[25]	Incorporated by reference from Exhibit 23.1 to CU Bancorp Annual Report on Form 10-K filed March 13, 2015.
[26]	Incorporated by reference from Exhibit 24.1 to CU Bancorp Annual Report on Form 10-K filed March 13, 2015.
[27]	Incorporated by reference from Exhibit 32.1 to CU Bancorp Annual Report on Form 10-K filed March 13, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CU BANCORP

Dated April 29, 2015	/s/ ANITA Y. WOLMAN
Anita Y. Wolman
Executive Vice President and General Counsel