Form 10-Q
period 2015-03-31
CU Bancorp
filed 2015-05-07
CIK 1543643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

CU BANCORP

(Exact name of registrant as specified in its charter)

Commission File Number 001-35683

California	90-0779788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

818 West 7th Street, Suite 220 Los Angeles, California	90017
(Address of principal executive offices)	(Zip Code)

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

As of May 6, 2015 the number of shares outstanding of the registrant’s no par value Common Stock was 16,800,067.

CU BANCORP

March 31, 2015 FORM 10-Q

CU BANCORP

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$42,570	$33,996
Interest earning deposits in other financial institutions	200,020	98,590

Total cash and cash equivalents	242,590	132,586
Certificates of deposit in other financial institutions	62,954	76,433
Investment securities available-for-sale, at fair value	224,050	226,962
Investment securities held-to-maturity, at amortized cost	46,124	47,147

Total investment securities	270,174	274,109
Loans	1,665,277	1,624,723
Allowance for loan loss	(13,247)	(12,610)

Net loans	1,652,030	1,612,113
Premises and equipment, net	5,190	5,377
Deferred tax assets, net	15,589	16,504
Other real estate owned, net	850	850
Goodwill	63,950	63,950
Core deposit and leasehold right intangibles	9,078	9,547
Bank owned life insurance	49,028	38,732
Accrued interest receivable and other assets	35,527	34,916

Total Assets	$2,406,960	$2,265,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing demand deposits	$1,110,323	$1,032,634
Interest bearing transaction accounts	251,409	206,544
Money market and savings deposits	660,313	643,675
Certificates of deposit	61,546	64,840

Total deposits	2,083,591	1,947,693
Securities sold under agreements to repurchase	10,498	9,411
Subordinated debentures, net	9,578	9,538
Accrued interest payable and other liabilities	18,226	19,283

Total Liabilities	2,121,893	1,985,925

Commitments and Contingencies (Note 14)	—	—
SHAREHOLDERS’ EQUITY
Serial Preferred Stock – authorized, 50,000,000 shares: Series A, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 16,400 shares authorized, 16,400 shares issued and outstanding at March 31, 2015 and December 31, 2014	16,235	16,004
Common stock - authorized, 75,000,000 shares no par value, 16,803,664 shares issued and 16,843,664 shares outstanding at March 31, 2015, and 16,683,856 shares issued and outstanding at December 31, 2014	226,917	226,389
Additional paid-in capital	20,426	19,748
Retained earnings	20,788	16,861
Accumulated other comprehensive income	701	190

Total Shareholders’ Equity	285,067	279,192

Total Liabilities and Shareholders’ Equity	$2,406,960	$2,265,117

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Interest Income
Interest and fees on loans	$19,906	$11,924
Interest on investment securities	1,180	501
Interest on interest bearing deposits in other financial institutions	202	211

Total Interest Income	21,288	12,636

Interest Expense
Interest on interest bearing transaction accounts	100	58
Interest on money market and savings deposits	383	234
Interest on certificates of deposit	51	56
Interest on securities sold under agreements to repurchase	5	8
Interest on subordinated debentures	107	107

Total Interest Expense	646	463

Net Interest Income	20,642	12,173
Provision for loan losses	1,443	75

Net Interest Income After Provision For Loan Losses	19,199	12,098

Non-Interest Income
Gain on sale of securities, net	—	—
Gain on sale of SBA loans, net	423	438
Deposit account service charge income	1,141	630
Other non-interest income	1,044	722

Total Non-Interest Income	2,608	1,790

Non-Interest Expense
Salaries and employee benefits (includes stock based compensation expense of $513 and $408 for the three months ended March 31, 2015 and 2014, respectively)	9,151	6,013
Occupancy	1,420	986
Data processing	641	475
Legal and professional	846	523
FDIC deposit assessment	333	221
Merger expenses	240	—
OREO expenses	6	—
Office services expenses	414	264
Other operating expenses	1,862	1,067

Total Non-Interest Expense	14,913	9,549
Net Income Before Provision for Income Tax Expense	6,894	4,339

Provision for income tax expense	2,695	1,673
Net Income	4,199	2,666

Preferred stock dividends and discount accretion	272	—

Net Income available to common shareholders	$3,927	$2,666

Earnings Per Share
Basic earnings per share	$0.24	$0.25
Diluted earnings per share	$0.23	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Net Income	$4,199	$2,666
Other Comprehensive Income, net of tax:
Net unrealized gains on investment securities arising during the period	511	158

Other Comprehensive Income	511	158

Comprehensive Income	$4,710	$2,824

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2015

(Unaudited)

(Dollars in thousands)

	Preferred Stock		Common Stock
	Outstanding Shares	Amount	Issued Shares	Amount	Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at December 31, 2014	16,400	$16,004	16,683,856,	$226,389	$19,748	$16,861	$190	$279,192

Net issuance of restricted stock	—	—	70,875	—	—	—	—	—
Exercise of stock options	—	—	56,065	528	—	—	—	528
Stock based compensation expense related to employee stock options and restricted stock	—	—	—	—	513	—	—	513
Restricted stock repurchase	—	—	(7,132)	—	(146)	—	—	(146)
Excess tax benefit – stock based compensation	—	—	—	—	311	—	—	311
Preferred stock dividends and discount accretion	—	231	—	—	—	(272)	—	(41)
Net income	—	—	—	—	—	4,199	—	4,199
Other comprehensive income	—	—	—	—	—	—	511	511

Balance at March 31, 2015	16,400	$16,235	16,803,644	$226,917	$20,426	$20,788	$701	$285,067

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income:	$4,199	$2,666
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,443	75
Provision for unfunded loan commitments	24	41
Stock based compensation expense	513	408
Depreciation	359	243
Net accretion of discounts/premiums for loans acquired and deferred loan fees/costs	(1,878)	(1,337)
Net amortization from investment securities	740	385
Increase in bank owned life insurance	(296)	(152)
Amortization of core deposit intangibles	421	69
Amortization of time deposit premium	(6)	(13)
Net amortization of leasehold right intangible asset and liabilities	(15)	85
Accretion of subordinated debenture discount	40	40
Gain on sale of SBA loans, net	(423)	(438)
Decrease in deferred tax assets	545	635
(Increase) decrease in accrued interest receivable and other assets	(612)	1,443
Decrease in accrued interest payable and other liabilities	(1,751)	(1,508)
Net excess in tax benefit on stock compensation	(311)	—
(Increase) Decrease in fair value of derivative swap liability	1,044	(244)

Net cash provided by operating activities	4,036	2,398

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(5,002)	—
Proceeds from repayment and maturities from investment securities	9,079	4,216
Loans originated, net of principal payments	(39,059)	(10,393)
Purchases of premises and equipment	(172)	(628)
Net (increase) decrease in certificates of deposit in other financial institutions	13,479	(2,800)
Purchase of bank owned life insurance	(10,000)	—

Net cash used in investing activities	(31,675)	(9,605)

Cash flows from financing activities:
Net increase in Non-interest bearing demand deposits	77,689	19,453
Net increase (decrease) in Interest bearing transaction accounts	44,865	(31,690)
Net increase (decrease) in Money market and savings deposits	16,638	(15,510)
Net decrease in Certificates of deposit	(3,288)	(1,265)
Net increase in Securities sold under agreements to repurchase	1,087	824
Net proceeds from stock options exercised	528	1,022
Restricted stock repurchase	(146)	(186)
Dividends paid on preferred stock	(41)	—
Net excess in tax benefit on stock compensation	311	266

Net cash provided by (used in) financing activities	137,643	(27,086)

Net increase (decrease) in cash and cash equivalents	110,004	(34,293)

Cash and cash equivalents, beginning of period	132,586	241,287

Cash and cash equivalents, end of period	$242,590	$206,994

The accompanying notes are an integral part of these consolidated financial statements

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$599	$436
Cash paid during the period for taxes	$1,850	$—
Supplemental disclosures of non-cash investing activities:
Net increase in unrealized gain or (decrease) in unrealized loss on investment securities, net of tax	$511	$(158)

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

California United Bank (the “Bank”) is a full-service commercial business bank offering a broad range of banking products and services including: deposit services, lending and cash management to small and medium-sized businesses, to non-profit organizations, to business principals and entrepreneurs, to the professional community, including attorneys, certified public accountants, financial advisors, healthcare providers and investors. The Bank opened for business in 2005, with its current headquarters office located in Los Angeles, California. As a state chartered non-member bank, the Bank is subject to regulation by the California Department of Business Oversight, (the “DBO”) and the Federal Deposit Insurance Corporation (“FDIC”). The deposits of the Bank are insured by the FDIC, to the maximum amount allowed by law.

The consolidated financial statements include the accounts of the Company and the Bank. Significant intercompany items have been eliminated in consolidation. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission.

CU Bancorp is the common shareholder of Premier Commercial Statutory Trust I, Premier Commercial Statutory Trust II, and Premier Commercial Statutory Trust III, entities which were acquired in the merger with Premier Commercial Bancorp (“PC Bancorp”). These trusts were established for the sole purpose of issuing trust preferred securities and do not meet the criteria for consolidation in accordance with ASC 810 Consolidation. For more detail, see Note 9 – Borrowings and Subordinated Debentures.

Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in the interim consolidated financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with our 2014 Annual Report on Form 10-K. In the opinion of management, the accompanying financial statements contain all necessary adjustments of a normal recurring nature, to present fairly the consolidated financial position of the Company and the results of its operations for the interim period presented.

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

Note 2 - Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon foreclosure (a consensus of the FASB Emerging Issues Task Force). The objective of this Update is to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. These amendments are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt these amendments using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The adoption of this ASU does not have an impact on the Company’s financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, to address investor concerns about the distinction in generally accepted accounting principles between repurchase agreements that settle at the same time as the maturity of the transferred financial asset and those that settle any time before maturity. ASU 2014-11 aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions all will be accounted for as secured borrowings. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. ASU 2014-11 also requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Further, the ASU requires expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes are effective for public companies for the first interim or annual period beginning after December 15, 2014. In addition, for public companies, the disclosure for certain transactions accounted for as a sale is effective for the first interim or annual period beginning after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2014. Earlier application for a public company is prohibited, but all other companies and organizations may elect to apply the requirements for interim periods beginning after December 15, 2014. The adoption of this ASU does not have an impact on the Company’s financial position or results of operations.

In August 2014, the FASB issued ASU No. 2014-14, Receivables – Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This ASU will require creditors to derecognize certain foreclosed government-guaranteed mortgage loans and to recognize a separate other receivable that is measured at the amount the creditor expects to recover from the guarantor, and to treat the guarantee and the receivable as a single unit of account. ASU 2014-14 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the ASU is effective for annual periods ending after December 15, 2015, and interim periods within annual periods thereafter. An entity can elect a prospective or a modified retrospective transition method, but must use the same transition method that it elected under FASB ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. Early adoption, including adoption in an interim period, is permitted if the entity already adopted ASU 2014-04. The adoption of this ASU does not have an impact on the Company’s financial position or results of operations.

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

Note 3 - Business Combinations

On November 30, 2014, the Company completed the merger with 1st Enterprise Bank (“1st Enterprise”) pursuant to the terms of the Agreement and Plan of Merger dated June 2, 2014, as amended (“Merger Agreement”). 1st Enterprise was merged with and into the Bank, with the Bank continuing as the surviving entity in the merger. Pursuant to the terms and conditions set forth in the Merger Agreement, each outstanding share of 1st Enterprise common stock (other than shares as to which the holder exercised dissenters’ rights) was converted into the right to receive 1.3450 of a share of the CU Bancorp common stock, resulting in 5.2 million shares of CU Bancorp common stock issued. The fair value of the 5.2 million shares of common stock issued as part of the consideration paid ($102.7 million) was determined based on the closing market price ($19.60) of CU Bancorp common stock on November 30, 2014. The 16,400 shares of 1st Enterprise Non-Cumulative Perpetual Preferred Stock, Series D were converted into the right to receive 16,400 shares of CU Bancorp’s Non-Cumulative Perpetual Preferred Stock, Series A (“CU Bancorp Preferred Stock”). The U.S. Department of the Treasury is the sole holder of all outstanding shares of CU Bancorp Preferred Stock. As part of the Merger Agreement, CU Bancorp adopted the 1st Enterprise 2006 Stock Incentive Plan, as amended, as its own equity plan and all stock options granted by 1st Enterprise thereunder are exercisable for CU Bancorp common stock on substantially the same terms but adjusted to reflect the exchange ratio set forth in the Merger Agreement. See Note 16 - Stock Options and Restricted Stock, in the Company’s 2014 Form 10-K, for more details. The merger was accounted for by the Company using the acquisition method of accounting. Accordingly, the assets and liabilities of 1st Enterprise were recorded at their respective fair values at acquisition date and represents management’s estimates based on available information.

In connection with the merger, the consideration paid, the assets acquired, and the liabilities assumed were recorded at fair value on the date of acquisition, as summarized in the following table (dollars in thousands):

November 30, 2014
Assets acquired:
Cash and due from banks	$8,739
Interest earning deposits in other financial institutions	11,554
Investment securities available-for-sale	117,407
Investment securities held-to-maturity	47,457
Loans	553,183
Premises and equipment, net	1,830
Deferred tax asset	5,682
Goodwill	51,658
Core deposit and leasehold right intangibles	7,533
Bank owned life insurance	16,871
Accrued interest receivable and other assets	11,583

Total assets acquired	$833,497

Liabilities assumed:
Deposits	$703,358
Accrued interest payable and other liabilities	1,856

Total liabilities assumed	$705,214

Total consideration paid:
CU Bancorp common stock issued	$102,712
CU Bancorp preferred stock issued	15,921
Fair value of 1st Enterprise stock options	9,561
Cash paid to a dissenter shareholder	87
Cash in lieu of fractional shares paid to 1st Enterprise shareholders	2

Total Consideration	$128,283

1st Enterprise operated as a full-service independent commercial banking institution in the Southern California market with three branches located in downtown Los Angeles, Orange County and the Inland Empire and a loan production office in the San Fernando Valley. 1st Enterprise and the Bank had complementary business models and both had developed strong commercial banking platforms and production capabilities, low-cost deposit bases and robust credit cultures. The merger offers further delivery of sophisticated personal service to their target, small and middle-market business, entrepreneurs, non-profits and professional customers. The merger provides the combined institution with financial benefits that include reduced combined operating expenses and synergies.

The Company expensed approximately $240,000 of merger expenses for the three months ended March 31, 2015 and none for the three months ended March 31, 2014.

The other intangible assets are primarily related to core deposits and are being amortized on an accelerated basis over a period of approximately ten years in proportion to the related estimated benefits. The assets and liabilities of 1st Enterprise were accounted for at fair value and required either a third party analysis or an internal valuation analysis of fair value. An analysis was performed on loans, investment securities, contractual lease obligations, deferred compensation, deposits, premises and equipment, other assets, other liabilities and preferred stock as of the merger date. Balances that were considered to be at fair value at the date of acquisition were cash and cash equivalents, bank owned life insurance, derivatives, other assets (interest receivable), and certain other liabilities (interest payable). The Company made significant estimates and exercised significant judgment in estimating fair values and accounting for such acquired assets and liabilities. Such fair values are preliminary estimates and are subject to adjustment for up to one year after the merger date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. For tax purposes, acquisition accounting adjustments, including goodwill, are not taxable or deductible.

The Company estimated the fair value for most loans acquired from 1st Enterprise by utilizing a methodology wherein loans with comparable characteristics were aggregated by type of collateral, whether loans are fixed, adjustable, interest only or have balloon structures. Other considerations included risk ratings, delinquency history, performance status (accrual or non-accrual) and other relevant factors. The discounted cash flow approach (“DCF”) was used to arrive at the fair value of the loans acquired. Projected cash flows were determined by estimating future credit losses and prepayment rates, which were then discounted to present value at a risk-adjusted discount rate for similar loans.

There was no carryover of 1st Enterprise’s allowance for loan losses associated with the loans acquired as the loans were initially recorded at fair value.

Purchased Credit Impaired (“PCI”) loans are accounted for under Accounting Standards Codification (“ASC”) 310-30 and non-PCI loans are accounted for under ASC 310-20. PCI loans are acquired loans with evidence of deterioration of credit quality since origination and it is probable at the acquisition date, that the Company will not be able to collect all contractually required amounts. When the timing and/or amounts of expected cash flows on such loans are not reasonably estimable, no interest is accreted and the loan is reported as a non-accrual loan; otherwise, if the timing and amounts of expected cash flows for PCI loans are reasonably estimable, then interest is accreted and the loans are reported as accruing loans. The non-accretable difference represents the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows, and also reflects the estimated credit losses in the acquired loan portfolio at the acquisition date and can fluctuate due to changes in expected cash flows during the life of the PCI loans.

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

Note 4 - Computation of Book Value and Tangible Book Value per Common Share

Book value per common share was calculated by dividing total shareholders’ equity less preferred stock, by the number of common shares issued and outstanding. Tangible book value per common share was calculated by dividing tangible common equity, by the number of common shares issued and outstanding. The tables below present the computation of book value and tangible book value per common share as of the dates indicated (dollars in thousands, except share and per share data):

	March 31, 2015	December 31, 2014
Total Shareholders’ Equity	$285,067	$279,192
Less: Preferred stock	16,235	16,004
Less: Goodwill	63,950	63,950
Less: Core deposit and leasehold right intangibles	9,078	9,547

Tangible common equity	$195,804	$189,691

Common shares issued and outstanding	16,803,664	16,683,856

Book value per common share	$16.00	$15.78

Tangible book value per common share	$11.65	$11.37

Note 5 - Computation of Earnings per Common Share

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

	Three Months Ended March 31,
	2015	2014
Net Income	$4,199	$2,666
Less: Preferred stock dividends and discount accretion	272	—

Net Income available to common shareholders	$3,927	$2,666

Weighted average basic common shares outstanding	16,408,710	10,874,368
Dilutive effect of potential common share issuances from stock options and restricted stock	439,521	220,146

Weighted average diluted common shares outstanding	16,848,231	11,094,514

Income per common share
Basic	$0.24	$0.25
Diluted	$0.23	$0.24

Anti-dilutive shares not included in the calculation of diluted earnings per share	65,278	81,000

Note 6 - Investment Securities

The investment securities portfolio has been classified into two categories: available-for-sale (“AFS”), and held-to-maturity (“HTM”).

The following tables present the amortized cost and estimated fair values of investment securities by major category as of the dates indicated. There were no impaired securities at March 31, 2015 or December 31, 2014, and as such there were no other-than-temporary impairment losses in the securities portfolio for the periods indicated in the tables below (dollars in thousands):

		Gross Unrealized
March 31, 2015	Amortized Cost	Gains	Losses	Fair Market Value
Available-for-sale:
U.S. Govt Agency and Sponsored Agency - Note Securities	$1,025	$4	$—	$1,029
U.S. Govt Agency - SBA Securities	51,665	682	211	52,136

U.S. Govt Agency - GNMA Mortgage-Backed Securities	28,173	249	168	28,254
U.S. Govt Sponsored Agency - CMO & Mortgage-Backed Securities	103,379	803	218	103,964
Corporate Securities	4,036	64	—	4,100
Municipal Securities	1,031	11	—	1,042
Asset Backed Securities	8,502	2	39	8,465
U.S. Treasury Notes	25,029	31	—	25,060

Total available-for-sale	222,840	1,846	636	224,050
Held-to-maturity:
Municipal Securities	46,124	272	74	46,322

Total held-to-maturity	46,124	272	74	46,322

Total investment securities	$268,964	$2,118	$710	$270,372

		Gross Unrealized
December 31, 2014	Amortized Cost	Gains	Losses	Fair Market Value
Available-for-sale:
U.S. Govt Agency and Sponsored Agency - Note Securities	$2,036	$2	$—	$2,038
U.S. Govt Agency - SBA Securities	54,062	770	345	54,487

U.S. Govt Agency - GNMA Mortgage-Backed Securities	29,364	255	277	29,342
U.S. Govt Sponsored Agency - CMO & Mortgage-Backed Securities	107,348	457	577	107,228
Corporate Securities	4,043	77	—	4,120
Municipal Securities	1,039	11	—	1,050
Asset Backed Securities	8,711	1	40	8,672
U.S. Treasury Notes	20,031	—	6	20,025

Total available-for-sale	226,634	1,573	1,245	226,962
Held-to-maturity:
Municipal Securities	47,147	169	157	47,159

Total held-to-maturity	47,147	169	157	47,159

Total investment securities	$273,781	$1,742	$1,402	$274,121

The Company’s investment securities portfolio at March 31, 2015, consists of U.S. Treasury Notes, U.S. Agency and U.S. Sponsored Agency issued AAA and AA rated investment-grade securities asset backed securities, investment grade corporate bond securities, and municipal securities. At March 31, 2015 and December 31, 2014, securities with a market value of $106.6 million and $89.3 million were pledged as collateral for securities sold under agreements to repurchase, public deposits, outstanding standby letters of credit, bankruptcy deposits, and other purposes as required by various statutes and agreements. See Note 9 – Borrowings and Subordinated Debentures.

The Company had no securities that were classified as other-than-temporarily impaired at March 31, 2015 or December 31, 2014.

The following tables represent investment securities with unrealized losses that are considered to be temporarily-impaired, summarized and classified according to the duration of the loss period as of the dates indicated (dollars in thousands).

	< 12 Continuous Months		> 12 Continuous Months		Total
March 31, 2015	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
Temporarily-impaired available-for-sale investment securities:
U.S. Govt. Agency SBA Securities	$4,337	$24	$8,842	$188	$13,179	$212
U.S. Govt. Agency – GNMA Mortgage-Backed Securities	9,682	43	8,661	125	18,343	168
U.S. Govt. Sponsored Agency – CMO & Mortgage-Backed Securities	34,308	150	4,280	68	38,588	218
Asset Backed Securities	4,855	39	—	—	4,855	39

Total temporarily-impaired available-for-sale investment securities	$53,182	$256	$21,783	$381	$74,965	$637

Temporarily-impaired held-to-maturity investment securities:
Municipal Securities	$12,635	$74	$—	$—	$12,635	$74

Total temporarily-impaired held-to-maturity investment securities	$12,635	$74	$—	$—	$12,635	$74

	< 12 Continuous Months		> 12 Continuous Months		Total
December 31, 2014	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
Temporarily-impaired available-for-sale investment securities:
U.S. Govt. Agency SBA Securities	$10,688	$87	$10,095	$258	$20,783	$345
U.S. Govt. Agency – GNMA Mortgage-Backed Securities	12,784	65	8,784	212	21,568	277
U.S. Govt. Sponsored Agency – CMO & Mortgage-Backed Securities	64,360	413	6,584	164	70,944	577
Asset Backed Securities	4,849	40	—	—	4,849	40
U.S Treasury Notes	20,025	6	—	—	20,025	6

Total temporarily-impaired available-for-sale investment securities	$112,706	$611	$25,463	$634	$138,169	$1,245

Temporarily-impaired held-to-maturity investment securities:
Municipal Securities	$23,966	$157	$—	$—	$23,966	$157

Total temporarily-impaired held-to-maturity investment securities	$23,966	$157	$—	$—	$23,966	$157

The unrealized losses in each of the above categories are associated with the general fluctuation of market interest rates and are not an indication of any deterioration in the credit quality of the security issuers. Further, the Company does not intend to sell these securities and is not more-likely-than-not to be required to sell the securities before the recovery of its amortized cost basis.

The Company did not have any sales of securities during the three months ended March 31, 2015 and 2014.

The amortized cost, estimated fair value and average yield of debt securities at March 31, 2015, are reflected in the table below (dollars in thousands). Maturity categories are determined as follows:

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

	March 31, 2015
Maturities Schedule of Securities	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-sale:
Due through one year	$29,485	$29,756	1.78%
Due after one year through five years	100,786	101,174	1.51%
Due after five years through ten years	60,918	61,219	1.88%
Due after ten years	31,651	31,901	2.62%

Total available-for-sale	$222,840	$224,050	1.80%
Held-to-maturity:
Due through one year	$5,771	$5,772	1.54%
Due after one year through five years	28,285	28,366	1.57%
Due after five years through ten years	12,068	12,184	1.82%

Total held-to-maturity	$46,124	$46,322	1.63%

Total investment securities	$268,964	$270,372	1.77%

The weighted average yields in the above table are based on effective rates of book balances at the end of the period. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.

Investment in FHLB Common Stock

The Company’s investment in the common stock of the FHLB of San Francisco is carried at cost and was $8.0 million as of March 31, 2015 and December 31, 2014. See Note 9 - Borrowings and Subordinated Debentures for a detailed discussion regarding the Company’s borrowings and the requirements to purchase FHLB common stock. See Note 5 - Investment Securities in the Company’s December 31, 2014 10-K for additional discussion on the Company’s evaluation and accounting for its investment in FHLB common stock.

Note 7 - Loans

The following table presents the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands):

	March 31, 2015	December 31, 2014
Commercial and Industrial Loans:	$515,593	$528,517

Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	352,071	339,309
Other Nonresidential Properties	508,043	481,517
Construction, Land Development and Other Land	79,696	72,223
1-4 Family Residential Properties	128,609	121,985
Multifamily Residential Properties	53,840	52,813

Total Loans Secured by Real Estate	1,122,259	1,067,847

Other Loans:	27,425	28,359

Total Loans	$1,665,277	$1,624,723

The following table is a breakout of the Company’s loan portfolio stratified by the industry concentration of the borrower by their respective NAICS code as of the dates indicated (dollars in thousands):

	March 31,	December 31,
	2015	2014
Real Estate	$779,433	$744,663
Manufacturing	164,410	161,233
Wholesale	120,931	124,336
Construction	119,844	113,763
Finance	101,258	96,074
Hotel/Lodging	90,622	88,269
Professional Services	55,734	64,215
Other Services	45,659	45,781
Healthcare	51,267	43,917
Retail	37,315	35,503
Administrative Management	25,758	28,016
Restaurant/Food Service	25,217	24,525
Transportation	18,523	18,158
Information	8,532	15,457
Education	9,498	10,253
Entertainment	5,560	8,284
Other	5,716	2,276

Total	$1,665,277	$1,624,723

SBA Loans

As part of the acquisition of PC Bancorp, the Company acquired loans that were originated under the guidelines of the Small Business Administration (“SBA”) program. The total portfolio of the SBA contractual loan balances being serviced by the Company at March 31, 2015 was $108.0 million, of which $75.5 million has been sold. Of the $32.5 million remaining on the Company’s books, $24.5 million is un-guaranteed and $8.0 million is guaranteed by the SBA.

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

At March 31, 2015, there were no loans classified as held for sale. At March 31, 2015, the balance of SBA 7a loans originated during the quarter is $1.0 million, of which $764,000 is guaranteed by the SBA. The Company does not currently plan on selling these loans, but it may choose to do so in the future.

Allowance for Loan Loss

The following table is a summary of the activity for the allowance for loan loss for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Allowance for loan loss at beginning of period	$12,610	$10,603
Provision for loan losses	1,443	75
Net (charge-offs) recoveries:
Charge-offs	(890)	—
Recoveries	84	145

Net (charge-offs) recoveries	(806)	145

Allowance for loan loss at end of period	$13,247	$10,823

Net (charge-offs) recoveries to average loans	(0.05)%	0.02%

	March 31, 2015	December 31, 2014
Allowance for loan loss to total loans	0.80%	0.78%

Allowance for loan loss to total loans accounted for at historical cost, which excludes purchased loans acquired by acquisition	1.36%	1.39%

The allowance for losses on unfunded loan commitments to extend credit is primarily related to commercial lines of credit and construction loans. The amount of unfunded loan commitments at March 31, 2015 and December 31, 2014 was $703.9 million and $719.6 million, respectively. The inherent risk associated with a loan is evaluated at the same time the credit is extended. However, the allowance held for the commitments is reported in other liabilities within the accompanying balance sheets and not as part of the allowance for loan loss in the above table. The allowance for the loss on unfunded loan commitments to extend credit was $495,000 and $471,000 at March 31, 2015 and December 31, 2014, respectively.

The following tables present, by portfolio segment, the changes in the allowance for loan loss and the recorded investment in loans as of the dates and for the periods indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Three Months Ended March 31, 2015
Allowance for loan loss – Beginning balance	$5,864	$1,684	$4,802	$260	$12,610
Provision for loan losses	681	79	635	48	1,443
Net (charge-offs) recoveries:
Charge-offs	(890)	—	—	—	(890)
Recoveries	82	—	2	—	84

Total net (charge-offs) recoveries	(808)	—	2	—	(806)

Ending balance	$5,737	$1,763	$5,439	$308	$13,247

Three Months Ended March 31, 2014
Allowance for loan loss – Beginning balance	$5,534	$1,120	$3,886	$63	$10,603
Provision for loan losses	(399)	214	273	(13)	75
Net (charge-offs) recoveries:
Charge-offs	—	—	—	—	—
Recoveries	143	—	2	—	145

Total net (charge-offs) recoveries	143	—	2	—	145

Ending balance	$5,278	$1,334	$4,161	$50	$10,823

The following tables present both the allowance for loan loss and the associated loan balance classified by loan portfolio segment and by credit evaluation methodology (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
March 31, 2015
Allowance for loan loss:
Individually evaluated for impairment	$302	$—	$—	$—	$302
Collectively evaluated for impairment	5,435	1,763	5,439	308	12,945
Purchased credit impaired (loans acquired with deteriorated credit quality)	—	—	—	—	—

Total Allowance for Loan Loss	$5,737	$1,763	$5,439	$308	$13,247

Loans receivable:
Individually evaluated for impairment	$3,448	$—	$728	$—	$4,176
Collectively evaluated for impairment	511,741	79,696	1,040,303	27,425	1,659,165
Purchased credit impaired (loans acquired with deteriorated credit quality)	404	—	1,532	—	1.936

Total Loans Receivable	$515,593	$79,696	$1,042,563	$27,425	$1,665,277

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
December 31, 2014
Allowance for loan loss:
Individually evaluated for impairment	$222	$—	$—	$—	$222
Collectively evaluated for impairment	5,642	1,684	4,802	260	12,388
Purchased credit impaired (loans acquired with deteriorated credit quality)	—	—	—	—	—

Total Allowance for Loan Loss	$5,864	$1,684	$4,802	$260	$12,610

Loans receivable:
Individually evaluated for impairment	$1,914	$—	$737	$—	$2,651
Collectively evaluated for impairment	525,910	72,223	993,195	28,359	1,619,687
Purchased credit impaired (loans acquired with deteriorated credit quality)	693	—	1,692	—	2,.385

Total Loans Receivable	$528,517	$72,223	$995,624	$28,359	$1,624,723

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

The following tables present the risk category of loans by class of loans based on the most recent internal loan classification as of the dates indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
March 31, 2015
Pass	$493,952	$79,696	$1,022,219	$27,425	$1,623,291
Special Mention	5,214	—	8,487	—	13,701
Substandard	16,427	—	11,857	—	28,285
Doubtful	—	—	—	—	—

Total	$515,593	$79,696	$1,042,563	$27,425	$1,665,277

December 31, 2014
Pass	$502,624	$72,223	$977,525	$28,358	$1,580,730
Special Mention	8,738	—	4,878	—	13,616
Substandard	17,155	—	13,221	1	30,377
Doubtful	—	—	0	—	—

Total	$528,517	$72,223	$995,624	$28,359	$1,624,723

Aging Analysis of Past Due and Non-Accrual Loans

The following tables present an aging analysis of the recorded investment of past due loans and non-accrual loans as of the dates indicated (dollars in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
March 31, 2015
Commercial and Industrial	$1	$229	$—	$230	$3,849	$511,514	$515,593
Construction, Land Development and Other Land	—	—	—	—	—	79,696	79,696
Commercial and Other Real Estate	353	—	—	353	1,127	1,041,083	1,042,563
Other	—	—	—	—	—	27,425	27,425

Total	$354	$229	$—	$583	$4,976	$1,659,718	$1,665,277

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
December 31, 2014
Commercial and Industrial	$192	$233	$—	$425	$2,604	$525,488	$528,517
Construction, Land Development and Other Land	—	—	—	—	—	72,223	72,223
Commercial and Other Real Estate	354	—	—	354	1,305	993,965	995,624
Other	—	—	—	—	—	28,359	28,359

Total	$546	$233	$—	$779	$3,909	$1,620,035	$1,624,723

Impaired Loans

Impaired loans are evaluated by comparing the fair value of the collateral, if the loan is collateral dependent, and the present value of the expected future cash flows discounted at the loan’s effective interest rate, if the loan is not collateral dependent.

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table below as impaired loans “with no specific allowance recorded.” The valuation allowance disclosed below is included in the allowance for loan loss reported in the consolidated balance sheets as of March 31, 2015 and December 31, 2014.

The following tables present, by loan category, the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, for the dates and periods indicated (dollars in thousands). This table excludes purchased credit impaired loans (loans acquired in acquisitions with deteriorated credit quality) of $1.9 million and $2.4 million at March 31, 2015 and December 31, 2014, respectively.

	March 31, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Commercial and Industrial	$2,074	$2,282	$—	$520	$609	$—
Commercial and Other Real Estate	728	735	—	737	739	—

With a specific allowance recorded:
Commercial and Industrial	1,374	1,527	302	1,394	1,546	222

Total
Commercial and Industrial	3,448	3,809	302	1,914	2,155	222
Commercial and Other Real Estate	728	735	—	737	739	—

Total	$4,176	$4,544	$302	$2,651	$2,894	$222

	Three Months Ended March 31,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and Industrial	$1,025	$—	$2,516	$—
Commercial and Other Real Estate	728	—	3,670	—

With a specific allowance recorded:
Commercial and Industrial	1,374	—	100	—

Total:
Commercial and Industrial	2,399	—	2,616	—
Commercial and Other Real Estate	728	—	3,670	—

Total	$3,127	$—	6,286	$—

The following is a summary of additional information pertaining to impaired loans for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Interest foregone on impaired loans	$69	$171

Cash collections applied to reduce principal balance	$144	$108

Interest income recognized on cash collections	$—	$—

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

The following tables include the recorded investment and unpaid principal balances for troubled debt restructured loans for the periods ending March 31, 2015 and December 31, 2014 (dollars in thousands). These tables include two TDR loans that were purchased credit impaired. As of March 31, 2015, these loans had a recorded investment of $189,000 and unpaid principal balances of $374,000.

Three months ended March 31, 2015	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Commercial and Industrial	$500	$704	$—
Commercial and Other Real Estate	110	112	—

Total	$610	$816	$—

Year ended December 31, 2014	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Commercial and Industrial	$530	$719	$—
Commercial and Other Real Estate	114	115	—

Total	$644	$834	$—

There were no loans modified or restructured during the three months ended March 31, 2015 or March 31, 2014.

Loans are restructured in an effort to maximize collections. Impairment analyses are performed on the Company’s troubled debt restructured loans in conjunction with the normal allowance for loan loss process. The Company’s troubled debt restructured loans are analyzed to ensure adequate cash flow or collateral supports the outstanding loan balance.

There have been no payment defaults in the three months ended March 31, 2015 or March 31, 2014 subsequent to modification on troubled debt restructured loans that have been modified within the last twelve months.

Loans Acquired Through Acquisition

The following table reflects the accretable net discount for loans acquired through acquisition, for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$21,402	$7,912
Accretion, included in interest income	(1,216)	(562)
Reclassifications (to) from non-accretable yield	(109)	—

Balance, end of period	$20,077	$7,350

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

The following table reflects the outstanding balance and related carrying value of PCI loans as of the dates indicated (dollars in thousands):

	March 31, 2015		December 31, 2014
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and Industrial	$786	$404	$1,205	$693
Commercial and Other Real Estate	2,379	1,532	3,018	1,692
Other	—	—	62	—

Total	$3,165	$1,936	$4,285	$2,385

The following table reflects the activities in the accretable net discount for PCI loans for the period indicated (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$324	$395
Accretion, included in interest income	(19)	(17)
Reclassifications from non-accretable yield	—	—

Balance, end of period	$305	$378

Note 8 - Qualified Affordable Housing Project Investments

The Company’s investment in Qualified Affordable Housing Projects that generate Low Income Housing Tax Credits (“LIHTC”) at March 31, 2015 was $4.0 million, compared to $4.1 million at December 31, 2014. The decrease of $114,000 represents the amortization of the principal balance for the first quarter of 2015. The funding liability for the LIHTC at March 31, 2015 was $2.4 million compared to $2.5 million, at December 31, 2014. See Note 11 – Qualified Affordable Housing Project Investments in the Company’s 10-K financial statements at December 31, 2014 for additional detail regarding the Company’s investment in LIHTC.

Note 9 - Borrowings and Subordinated Debentures

Securities Sold Under Agreements to Repurchase

The Company enters into certain transactions, the legal form of which are sales of securities under agreements to repurchase (“Repos”) at a later date at a set price. Securities sold under agreements to repurchase generally mature within 1 day to 180 days from the issue date and are routinely renewed.

As discussed in Note 6 – Investment Securities, the Company has pledged certain investments as collateral for these agreements. Securities with a fair value of $30.9 million and $32.3 million were pledged to secure the Repos at March 31, 2015 and December 31, 2014, respectively. The Company segregates both the principal and accrued interest on these securities with the Company’s third party safekeeping custodians. All principal and interest payments on the investment securities that are pledged as collateral on the Repo program are received directly by the safekeeping custodian.

The tables below describe the terms and maturity of the Company’s securities sold under agreements to repurchase as of the dates indicated (dollars in thousands):

	March 31, 2015
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
March 31, 2015	$10,498	0.125% – 0.25%	1 days	April 01, 2015

Total	$10,498	0.21%

	December 31, 2014
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
December 31, 2014	$9,411	0.13% – 0.25%	2 days	January 2, 2015

Total	$9,411	0.20%

Federal Home Loan Bank Borrowings

The Company maintains a secured credit facility with the Federal Home Loan Bank of San Francisco “FHLB”, allowing the Company to borrow on an overnight and term basis. The Company’s credit facility with the FHLB is $566.0 million, which represents approximately 25% of the Bank’s total assets, as reported by the Bank in its December 31, 2014 FFIEC Call Report.

As of March 31, 2015, the Company had $735 million of loan collateral pledged with the FHLB which provides $486.9 million in borrowing capacity. The Company has $22.6 million investment securities pledged with the FHLB to support this credit facility. In addition, the Company must maintain an investment in the Capital Stock of the FHLB. The Company is required to purchase FHLB common stock to support its FHLB advances. Under the FHLB Act, the FHLB has a statutory lien on the FHLB capital stock that the Company owns and the FHLB capital stock serves as further collateral under the borrowing line.

The Company had no outstanding advances (borrowings) with the FHLB as of March 31, 2015 or December 31, 2014.

Subordinated Debentures

The following table summarizes the terms of each issuance of subordinated debentures outstanding as of March 31, 2015:

Series	Amount (in thousands)	Issuance Date	Maturity Date	Rate Index	Current Rate	Next Reset Date
Trust I	$6,186	12/10/04	03/15/35	3 month LIBOR + 2.05%	2.321%	06/15/15
Trust II	3,093	12/23/05	03/15/36	3 month LIBOR + 1.75%	2.021%	06/15/15
Trust III	3,093	06/30/06	09/18/36	3 month LIBOR + 1.85%	2.121%	06/15/15

Subtotal	12,372
Unamortized fair value adjustment	(2,794)

Net	$9,578

The Company had an aggregate outstanding contractual balance of $12.4 million in subordinated debentures at March 31, 2015. These subordinated debentures were acquired as part of the PC Bancorp merger and were issued to trusts originally established by PC Bancorp, which in turn issued trust preferred securities. These subordinated debentures were issued in three separate series. Each issuance had a maturity of 30 years from their approximate date of issue. All three subordinated debentures are variable rate instruments that reprice quarterly based on the three month LIBOR plus a margin (see tables above). All three subordinated debentures had their interest rates reset in March 2015 at the current three month LIBOR plus their index, and will continue to reprice quarterly through their maturity date. All three subordinated debentures are currently callable at par with no prepayment penalties.

Under Dodd Frank, trust preferred securities and cumulative perpetual preferred stock are excluded from Tier 1 capital, unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. CU Bancorp assumed approximately $12.4 million of junior subordinated debt securities issued to various business trust subsidiaries of Premier Commercial Bancorp and funded through the issuance of approximately $12.0 million of floating rate capital trust preferred securities. These junior subordinated debt securities were issued prior to May 19, 2010. Because CU Bancorp has less than $15 billion in assets, the trust preferred securities that CU Bancorp assumed from Premier Commercial Bancorp continue to be included in Tier 1 capital, subject to a limit of 25% of Tier 1 capital elements.

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

Note 10 - Derivative Financial Instruments

Derivative Financial Instruments Acquired from 1st Enterprise Bank

The Company is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. At March 31, 2015, the Company has thirteen interest rate swap agreements with customers and thirteen offsetting interest-rate swaps with a counterparty bank that were acquired as a result of the merger with 1st Enterprise on November 30, 2014. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Company a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Company’s earnings.

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

The Company believes the risk of loss associated with counterparty borrowers relating to interest rate swaps is mitigated as the loans with swaps are underwritten to take into account potential additional exposure, although there can be no assurances in this regard since the performance of the swaps is subject to market and counterparty risk. At March 31, 2015 and December 31, 2014, the total notional amount of the Company’s swaps acquired from 1st Enterprise was $35.4 million and $35.7 million, respectively.

The following table presents the fair values of the asset of the Company’s derivative instruments acquired from 1st Enterprise as of the dates indicated (dollars in thousands):

	Asset Derivatives
	March 31, 2015	December 31, 2014
Interest rate swap contracts fair value	$1,156	$719

Balance sheet location	Accrued Interest Receivable and Other Assets	Accrued Interest Receivable and Other Assets

The following table presents the fair values of the liability of the Company’s derivative instruments acquired from 1st Enterprise as of the dates indicated (dollars in thousands):

	Liability Derivatives
	March 31, 2015	December 31, 2014
Interest rate swap contracts fair value	$1,156	$719

Balance sheet location	Accrued Interest Payable and Other Liabilities	Accrued Interest Payable and Other Liabilities

Derivative Financial Instruments Acquired from PC Bancorp

At March 31, 2015, the Company also has twenty two pay-fixed, receive-variable, interest rate contracts that are designed to convert fixed rate loans into variable rate loans. The Company acquired these interest rate swap contracts on July 31, 2012 as a result of the merger with PC Bancorp. None of the original twenty four swap contracts acquired in the PC Bancorp acquisition were designated as accounting hedges from the acquisition date through September 30, 2012. Twenty one of the original interest rate swap contracts were re-designated as accounting hedges effective October 1, 2012.

Prior to the merger with PC Bancorp, the Company did not utilize interest rate swaps to manage its interest rate risk position. All of the interest rate swap contracts acquired from PC Bancorp are with the same counterparty bank. The outstanding swaps have original maturities of up to 15 years.

The following table presents the notional amount and the fair values of the asset and liability of the Company’s derivative instruments acquired from PC Bancorp as of the dates indicated (dollars in thousands):

	Liability Derivatives
	March 31, 2015	December 31, 2014
Fair Value Hedges
Total interest rate contacts notional amount	$28,992	$29,289

Derivatives not designated as hedging instruments:
Interest rate swap contracts fair value	$492	$519
Derivatives designated as hedging instruments:
Interest rate swap contracts fair value	2,192	2,277

Total interest rate contracts fair value	$2,684	$2,796

Balance sheet location	Accrued Interest Payable and Other Liabilities	Accrued Interest Payable and Other Liabilities

The Effect of Derivative Instruments on the Consolidated Statements of Income

The following table summarizes the effect of derivative financial instruments on the consolidated statements of income for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Derivatives not designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$27	$61
Payments on interest rate swap contracts on loans	(66)	(68)

Net decrease in other non-interest income	(39)	(7)

Derivatives designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$85	$183
Increase in fair value of hedged loans	161	73
Payments on interest rate swap contracts on loans	(286)	(316)

Net decrease in interest income on loans	$(40)	$(60)

Under all of the Company’s interest rate swap contracts, the Company is required to pledge and maintain collateral for the credit support under these agreements. At March 31, 2015, the Company had $2.2 million in investment securities, $2.7 million in certificates of deposit and $1.7 million in non-interest bearing balances for a total of $6.6 million, of which $5.1 million is pledged as collateral.

Note 11 - Balance Sheet Offsetting

Assets and liabilities relating to certain financial instruments, including derivatives, and securities sold under repurchase agreements (“Repos”), may be eligible for offset in the consolidated balance sheets as permitted under accounting guidance. The Company’s interest rate swap derivatives are subject to a master bilateral netting and offsetting arrangement under specific conditions as defined within a master agreement governing all interest rate swap contracts that the Company and the counterparty banks have entered into. In addition, the master agreement under which the interest rate contracts have been written require the pledging of assets by the Company based on certain risk thresholds. The Company has pledged as collateral, a certificate of deposit, cash that is maintained in a due from bank account and investment securities. The pledged collateral under the swap agreements are reported in the Company’s consolidated balance sheets, unless the Company defaults under the master agreement. The Company currently does not net or offset the interest rate swap contracts in its consolidated balance sheets, as reflected within the table below.

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

The table below presents the Company’s financial instruments that may be eligible for offsetting which include securities sold under agreements to repurchase that have no enforceable master netting arrangement and derivative securities that could be offset in the consolidated financial statements due to an enforceable master netting arrangement (dollars in thousands):

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount (Collateral over liability balance required to be pledged)
				Financial Instruments	Collateral Pledged
March 31, 2015
Financial Assets:
Interest rate swap contracts fair value (See Note 10 – Derivative Financial Instruments)	$1,156	$—	$1,156	$1,156	$—	$—

Total	$1,156	$—	$1,156	$1,156	$—	$—

Financial Liabilities:
Interest rate swap contracts fair value (See Note 10 – Derivative Financial Instruments)	$3,840	$—	$3,840	$3,840	$5,069	$1,229

Securities sold under agreements to repurchase (See Note 9 – Borrowings and Subordinated Debentures)	10,498	—	10,498	10,498	30,944	20,446

Total	$14,338	$—	$14,338	$14,338	$36,013	$21,675

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount (Collateral over liability balance required to be pledged)
				Financial Instruments	Collateral Pledged
December 31, 2014
Financial Assets:
Interest rate swap contracts fair value (See Note 10 – Derivative Financial Instruments)	$719	$—	$719	$719	$—	$—

Total	$719	$—	$719	$719	$—	$—

Financial Liabilities:
Interest rate swap contracts fair value (See Note 10 – Derivative Financial Instruments)	$3,515	$—	$3,515	$3,515	$4,150	$635
Securities sold under agreements to repurchase (See Note 9 – Borrowings and Subordinated Debentures)	9,411	—	9,411	9,411	32,304	22,893

Total	$12,926	$—	$12,926	$12,926	$36,454	$23,528

Note 12 - Stock Options and Restricted Stock

Equity Compensation Plans

The Company’s 2007 Equity and Incentive Plan, “Equity Plan,” was adopted by the Company in 2007 and replaced two prior equity compensation plans. The Equity Plan provides for significant flexibility in determining the types and terms of awards that may be made to participants. The Equity Plan was revised and approved by the Company’s shareholders in 2011 and adopted by the Company as part of the Bank holding company reorganization. This plan is designed to promote the interest of the Company in aiding the Company to attract and retain employees, officers and non-employee directors who are expected to contribute to the future success of the organization. The Equity Plan is intended to provide participants with incentives to maximize their efforts on behalf of the Company through stock-based awards that provide an opportunity for stock ownership. This plan provides the Company with a flexible equity incentive compensation program, which allows the Company to grant stock options, restricted stock, restricted stock award units and performance units. Certain options and share awards provide for accelerated vesting, if there is a change in control, as defined in the Equity Plan. These plans are described more fully in Note 16 - Stock Options and Restricted Stock in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

At March 31, 2015, future compensation expense related to unvested restricted stock grants are reflected in the table below (dollars in thousands):

Future Restricted Stock Expense
Remainder of 2015	$1,978
2016	1,586
2017	603
2018	211
2019	19
Thereafter	—

Total	$4,397

There was no future compensation expense related to unvested stock options as of March 31, 2015.

Stock Options

There were no stock options granted by the Company in 2012, 2013, 2014, or during the three months ended March 31, 2015.

The following table summarizes the share option activity under the plans as of the date and for the period indicated:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock options at December 31, 2014	1,016,490	$10.13	1.6	$11,770
Granted	—
Exercised	(56,065)
Forfeited	(5,000)
Expired	—

Outstanding stock options at March 31, 2015	955,425	$10.11	1.4	$12,075

Exercisable options at March 31, 2015	949,225	$10.10	1.4	$12,010
Unvested options at March 31, 2015	6,200	$12.20	2.1	$65
Outstanding, vested and expected to vest at March 31, 2015	955,425	$10.11	1.4	$12,075

The Company recorded stock option compensation expense of $1,000 and $4,000 for the three months ended March 31, 2015 and 2014, respectively.

The total intrinsic value of options exercised during the three months ended March 31, 2015 and 2014 was $643,000 and $840,000, respectively.

Restricted Stock

The weighted-average grant-date fair value per share in the table below is calculated by taking the total aggregate cost of the restricted shares issued divided by the number of shares of restricted stock outstanding. The aggregate cost of the restricted stock was calculated by multiplying the number of shares granted at each of the grant dates by the closing stock price of the Company’s common stock on the date of the grant. The following table summarizes the restricted stock activity under the Equity Plan for the period indicated:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Unvested at December 31, 2014	309,506	$16.66
Granted	116,300	20.96
Vested	(28,750)	12.42
Cancelled and forfeited	(5,425)	14.96

Unvested at March 31, 2015	391,631	$16.13

Restricted stock compensation expense related to the restricted stock grants reflected in the table above was $512,000 and $404,000 for the three month period ended March 31, 2015 and 2014, respectively. Restricted stock awards reflected in the table above are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed. During the three months ended March 31, 2015, the Company granted 40,000 shares of Restricted Stock Unit (“RSU”) under the Equity Plan to one of its executive officers. Such grant is reflected in the table above. The shares of common stock underlying the 40,000 shares of RSU will not be issued until the RSUs vest but are outstanding as of March 31, 2015. The RSUs are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed.

Note 13 - Shareholders’ Equity

Common Stock

The Company’s issued common stock increased by 119,808 shares, from 16,683,856 shares at December 31, 2014, to 16,803,664 shares at March 31, 2015. During the three months ended March 31, 2015, the Company issued 56,065 shares of stock from the exercise of employee stock options for a total value of $528,000. The Company also granted 76,300 shares of restricted stock awards to the Company’s directors and employees and cancelled 5,425 shares of unvested restricted stock related to employee turnover, resulting in a net issuance of restricted stock of 70,875 shares. Further, the Company cancelled 7,132 shares of restricted stock that had a value of $146,000, when employees elected to pay their tax obligation via the repurchase of the stock by the Company.

The Equity Plan, as amended, allows employees to make an election to have a portion of their restricted stock that became vested during the year repurchased by the Company to provide funds to pay the employee’s tax obligation related to the vesting of the stock.

Preferred Stock

As discussed in Note 3 – Business Combinations, the Company completed the merger with 1st Enterprise on November 30, 2014. As part of the Merger Agreement, 16,400 shares of preferred stock issued by 1st Enterprise as part of the Small Business Lending Fund (SBLF) program of the United States Department of Treasury was converted into substantially 16,400 identical shares with identical terms. CU Bancorp Preferred Stock has a liquidation preference amount of $1,000 per share, designated as the Company’s Non-Cumulative Perpetual Preferred Stock, Series A. The U.S. Department of the Treasury is the sole holder of all outstanding shares of CU Bancorp Preferred Stock. The CU Bancorp Preferred Stock has an estimated life of four years and the fair value was $15.9 million at the merger date, resulting in a net discount of $479,000. The life-to-date and the year-to-date accretion on the net discount as of March 31, 2015 is $314,000 and $231,000, respectively. The net carrying value of the CU Bancorp Preferred Stock is $16.2 million ($16.4 million net of $165,000 net discount) as of March 31, 2015. Dividends on the CU Bancorp Preferred Stock are paid to the U.S. Department of the Treasury on a quarterly basis. See Note 22 – Regulatory Matters, in the Company’s 2014 Form 10-K, for restrictions on dividends.

Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the periods indicated (dollars in thousands):

	Before Tax	Tax Effect	Net of Tax
Three Months Ended – March 31, 2015
Net unrealized gains (losses) on investment securities:
Beginning balance	$333	$(143)	$190

Net unrealized gains arising during the period	882	(371)	511

Ending balance	$1,215	$(514)	$701

	Before Tax	Tax Effect	Net of Tax
Three Months Ended – March 31, 2014
Net unrealized gains (losses) on investment securities:
Beginning balance	$(348)	$143	$(205)

Net unrealized gains arising during the period	268	(110)	158

Ending balance	$(80)	$33	$(47)

Note 14 - Commitments and Contingencies

Litigation

From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company accrues for any probable loss contingencies that are estimable and discloses any material losses. As of March 31, 2015, there were no legal proceedings against the Company the outcome of which are expected to have a material adverse impact on the Company’s financial position, results of operations or cash flows, as a whole.

Financial Instruments with Off Balance Sheet Risk

See Note 21 – Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Financial instruments with off balance sheet risk include commitments to extend credit of $704 million and $720 million at March 31, 2015 and December 31, 2014, respectively. Included in the aforementioned commitments were standby letters of credit outstanding of $56.1 million and $57.2 million at March 31, 2015 and December 31, 2014, respectively.

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

Investment Securities Available-for-Sale and Held-to-Maturity: The fair value of securities available-for-sale and held-to-maturity may be determined by obtaining quoted prices in active markets, when available, from nationally recognized securities exchanges (Level 1 financial assets). If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique widely used in the securities industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities which are observable market inputs (Level 2 financial assets). Debt securities’ pricing is generally obtained from one of the matrix pricing models developed from one of the three national pricing agencies. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are classified as Level 3 financial assets.

Securities classified as available-for-sale are accounted for at their current fair value rather than amortized historical cost. Unrealized gains or losses are excluded from net income and reported as an amount net of taxes as a separate component of accumulated other comprehensive income included in shareholders’ equity. Securities classified as held-to-maturity are accounted for at their amortized historical cost.

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

Maturing Deposits: The fair values of fixed maturity certificates of deposit (time deposits) are estimated using a discounted cash flow calculation that applies current market deposit interest rates to the Company’s current certificates of deposit interest rates for similar term certificates. The inputs utilized in determining the fair value of maturing deposits are observable and accordingly, these financial liabilities are classified within Level 2 of the fair value hierarchy.

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

Subordinated Debentures: The fair value of the three variable rate subordinated debentures (“debentures”) is estimated using a discounted cash flow calculation that applies the three month LIBOR plus the margin index at March 31, 2015, to the cash flows from the debentures, based on the actual interest rate the debentures were accruing at March 31, 2015. Because all three of the debentures re-priced on March 16, 2015 based on the current three month LIBOR index rate plus the index margin at that date, and with relatively little to no change in the three month LIBOR index rate from the re-pricing date through March 31, 2015, the current face value of the debentures and their calculated fair value are approximately equal. The inputs utilized in determining the fair value of subordinated debentures are observable and accordingly, these financial liabilities are classified within Level 2 of the fair value hierarchy.

Fair Value of Commitments: Loan commitments that are priced on an index plus a margin to a market rate of interest are reported at the carrying value of the loan commitment. Loan commitments on which the committed fixed interest rate is less than the current market rate were insignificant at March 31, 2015 and December 31, 2014.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis as of the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Fair Value	(Level 1)		(Level 2)	(Level 3)
Financial Assets – March 31, 2015
Investment securities available-for-sale	$224,050	$	—	$224,050	$	—
Interest Rate Swap Contracts	1,156		—	1,156		—

Financial Liabilities – March 31, 2015
Interest Rate Swap Contracts	$3,840	$	—	$3,840	$	—

Financial Assets – December 31, 2014
Investment securities available-for-sale	$226,962	$	—	$226,962	$	—
Interest Rate Swap Contracts	719		—	719		—

Financial Liabilities – December 31, 2014
Interest Rate Swap Contracts	$3,515	$	—	$3,515	$	—

At December 31, 2014 and at March 31, 2015 the Company had no financial assets or liabilities that were measured at fair value on a recurring basis that required the use of significant unobservable inputs (Level 3). Additionally, there were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis for the period ended March 31, 2015 and 2014.

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

There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a non-recurring basis for the three months ended March 31, 2015 and 2014.

The following table presents the balances of assets and liabilities measured at fair value on a non-recurring basis by caption and by level within the fair value hierarchy as of the dates indicated (dollars in thousands):

	Recorded Investment Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – March 31, 2015
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs (non-purchased credit impaired loans)	$1,071	$—	$—	$1,071
Other real estate owned	850	—	—	850

Total	$1,921	$—	$—	$1,921

Financial Assets – December 31, 2014
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs (non-purchased credit impaired loans)	$1,173	$—	$—	$1,173
Other real estate owned	850	—	—	850

Total	$2,023	$—	$—	$2,023

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of the dates indicated (dollars in thousands):

	Fair Value	Valuation Methodology	Valuation Model and/or Factors	Unobservable Input Values
Financial Assets – March 31, 2015
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-off	$1,071	Credit loss estimate of aged accounts receivable collateral	Credit loss factors on aging of accounts receivable collateral	10%-80%
			Estimated selling costs	15%
Other real estate owned	$850	Residential real estate appraisal	Sales approach Estimated selling costs	6%

Total	$1,921

Financial Assets – December 31, 2014
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-off	$1,173	Credit loss estimate of aged accounts receivable collateral	Credit loss factors on aging of accounts receivable collateral	10%-80%
			Estimated selling costs	15%
Other real estate owned	$850	Residential real estate appraisal	Sales approach Estimated selling costs	6%

Total	$2,023

Fair Value of Financial Assets and Liabilities

ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or on a non-recurring basis. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of March 31, 2015 and December 31, 2014. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The description of the valuation methodologies used for assets and liabilities measured at fair value and for estimating fair value for financial instruments not recorded at fair value has been described above.

The table below presents the carrying amounts and fair values of financial instruments based on their fair value hierarchy indicated (dollars in thousands):

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Financial Assets
Investment securities available-for-sale	$224,050	224,050	$—	$224,050	$—
Investment securities held-to-maturity	46,124	46,322	—	46,322	—
Loans, net	1,652,030	1,659,228	—	—	1,659,228
Interest rate swap contracts	1,156	1,156	—	1,156	—
Financial Liabilities
Certificates of deposit	61,546	61,556	—	61,556	—
Securities sold under agreements to repurchase	10,498	10,498	—	10,498	—
Subordinated debentures	9,578	12,372	—	12,372	—
Interest rate swap contracts	3,840	3,840	—	3,840	—

December 31, 2014
Financial Assets
Investment securities available-for-sale	$226,962	226,962	$—	$226,962	$—
Investment securities held-to-maturity	47,147	47,159	—	47,159	—
Loans, net	1,612,113	1,627,717	—	—	1,627,717
Interest rate swap contracts	719	719	—	719	—
Financial Liabilities
Certificates of deposit	64,840	64,857	—	64,857	—
Securities sold under agreements to repurchase	9,411	9,411	—	9,411	—
Subordinated debentures	9,538	12,372	—	12,372	—
Interest rate swap contracts	3,515	3,515	—	3,515	—

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

See “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” below relating to “forward-looking” statements included in this report.

The following is management’s discussion and analysis of the major factors that influenced the results of the operations and financial condition of CU Bancorp, the (“Company”) for the current period. This analysis should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2014 Annual Report on Form 10K and with the unaudited financial statements and notes as set forth in this report.

OVERVIEW

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

We have made forward-looking statements in this document about the Company, for which the Company claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995.

The Company’s forward-looking statements include descriptions of plans or objectives of management for future operations, products or services, and forecasts of its revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words “believe,” “expect,” “intend,” “estimate” “anticipate,” “project”, “assume”, “plan”, “predict” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.”

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

For a more complete discussion of these risks and uncertainties, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and particularly, Item 1A, titled “Risk Factors.”

OVERVIEW

CU Bancorp (the “Company”) is a bank holding company whose operating subsidiary is California United Bank. As a bank holding company, CU Bancorp is subject to regulation of the Federal Reserve Board (“FRB”). The term “Company”, as used throughout this document, refers to the consolidated balance sheets and consolidated statements of income of CU Bancorp and California United Bank.

California United Bank (the “Bank”) is a full-service commercial business bank offering a broad range of banking products and services including: deposit services, lending and cash management to small and medium-sized businesses in Los Angeles, Orange, Ventura and San Bernadino counties, to non-profit organizations, to business principals and entrepreneurs, to the professional community, including attorneys, certified public accountants, financial advisors, healthcare providers and investors. The Bank opened for business in 2005, with its current headquarters office located in Los Angeles, California. As a state chartered non-member bank, the Bank is subject to regulation by the California Department of Business Oversight, (the “DBO”) and the Federal Deposit Insurance Corporation (“FDIC”). The deposits of the Bank are insured by the FDIC, to the maximum amount allowed by law.

Total assets increased $141.8 million or 6.3% from December 31, 2014 to $2.4 billion mainly due to deposit growth of $135.9 million and earnings available to common shareholders of $3.9 million. Loan growth during the period was concentrated primarily in Other Nonresidential Property loans of $26.5 million and Owner-Occupied Nonresidential Property loans of $12.8 million. Funding the loan growth of the Company for the three months ended March 31, 2015 were increases in non-interest bearing demand deposits of $77.7 million and interest bearing deposits of $44.9 million. At both March 31, 2015 and December 31, 2014, non-interest bearing deposits represented 53% of total deposits.

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

Our critical accounting policies are described in greater detail in our 2014 Annual Report on Form 10-K, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessment, are as follows:

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

The Allowance is an amount that management believes will be adequate to absorb estimated charge-offs related to specifically identified loans, as well as probable loan charge-offs inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. Management carefully monitors changing economic conditions, the concentrations of loan categories and collateral, the financial condition of the borrowers, the history of the loan portfolio, as well as historical peer group loan loss data to determine the adequacy of the Allowance. The Allowance is based upon estimates, and actual charge-offs may vary from the estimates. No assurance can be given that adverse future economic conditions will not lead to delinquent loans, increases in the provision for loan losses and/or charge-offs. These evaluations are inherently subjective, as they require estimates that are susceptible to significant revisions as conditions change. In addition, regulatory agencies, as an integral part of their examination process, may require additions to the Allowance based on their judgment about information available at the time of their examinations. Management believes that the Allowance as of March 31, 2015 is adequate to absorb known and probable losses in the loan portfolio.

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

Business Combinations

The Company has a number of fair value adjustments recorded within the consolidated financial statements at March 31, 2015 that were created from the business combinations with California Oaks State Bank (COSB), Premier Commercial Bancorp (PC Bancorp) and 1st Enterprise Bank (1st Enterprise) on December 31, 2010, July 31, 2012 and November 30, 2014, respectively. These fair value adjustments include the Company’s goodwill, fair value adjustments on loans, core deposit intangible assets, other intangible assets, fair value adjustments to acquired lease obligations, fair value adjustments to high rate certificates of deposit and fair value adjustments on derivatives. The assets and liabilities acquired through acquisition have been accounted for at fair value as of the date of the acquisition. The goodwill that was recorded on the transactions represented the excess of the purchase price over the fair value of net assets acquired. If the consideration paid would have been less than the fair value of the net assets acquired, the Company would have recorded a bargain purchase gain. Goodwill is not amortized and is reviewed for impairment on October 1st of each year. If an event occurs or circumstances change that results in it being probable that the Company’s fair value has declined below its book value, the Company would perform an impairment analysis at that time.

Based on the Company’s 2014 goodwill impairment analysis, no impairment to goodwill has occurred. The Company is a sole reporting unit for evaluation of goodwill. We believe the estimated fair value of the Company is above its carrying value at March 31, 2015.

The core deposit intangibles on non-maturing deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed through acquisition, are being amortized over the projected useful lives of the deposits. The weighted remaining life of the core deposit intangible is estimated at approximately 9 years at March 31, 2015. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Purchased Credit Impaired Loans (“PCI”) loans are acquired loans with evidence of deterioration of credit quality since origination and it is probable at the acquisition date, that the Company will not be able to collect all contractually required amounts. When the timing and/or amounts of expected cash flows on such loans are not reasonably estimable, no interest is accreted and the loan is reported as a non-accrual loan; otherwise, if the timing and amounts of expected cash flows for PCI loans are reasonably estimable, then interest is accreted and the loans are reported as accruing loans. The non-accretable difference represents the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows, and also reflects the estimated credit losses in the acquired loan portfolio at the acquisition date and can fluctuate due to changes in expected cash flows during the life of the PCI loans. For non-PCI loans, loan fair value adjustments consist of an interest rate premium or discount and a credit component on each individual loan and are amortized to loan interest income based on the effective yield method over the remaining life of the loans.

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

RESULTS OF OPERATIONS

Key Profitability Measures

The following table presents key profitability measures for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands, except per share data):

	Three Months Ended March 31,		Increase / (Decrease)
	2015	2014	$	%
Net Income Available to Common Shareholders	$3,927	$2,666	$1,261	47.30%

Earnings per share
Basic	$0.24	$0.25	$(0.01)	4.00%
Diluted	$0.23	$0.24	$(0.01)	4.17%
Return on average assets	0.69%	0.78%	(0.09)%	(11.54)%
Return on average equity	5.63%	7.70%	(2.07)%	(26.88)%
Return on average tangible common equity	8.23%	8.60%	(0.37)%	(4.3)%
Net interest margin	3.95%	3.82%	0.13%	3.40%
Efficiency ratio (1)	64.14%	68.39%	(4.25)%	(6.21)%

(1)	Efficiency ratio represents non-interest expense as a percent of net interest income plus non-interest income, excluding gain on sale of securities, net.

Operations Performance Summary

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net income available to common shareholders for the three months ended March 31, 2015 was $3.9 million, or $0.23 per diluted share, compared to $2.7 million, or $0.24 per diluted share for the three months ended March 31, 2014. The $1.3 million increase, or 47.3%, was primarily due to an $8.5 million increase in net interest income, $818,000 increase in non-interest income, offset by a $5.4 million increase in non-interest expense. These increases are due to strong organic loan growth coupled with the merger with 1st Enterprise on November 30, 2014. Further, merger related expenses were $464,000 ($240,000 of merger expenses and $224,000 of severance and retention expense included in salaries and employee benefits) for the three months ended March 31, 2015 compared to none in the comparative quarter, a $353,000 increase in core deposit intangible amortization mainly due to the $7.4 million core deposit intangible recognized from the 1st Enterprise merger, as well as a $1.4 million increase in provision for loan losses as a result of strong organic loan growth and net charge-offs of $806,000. Each of these increases and or decreases is more fully described below.

Average Balances, Interest Income and Expense, Yields and Rates

The following table presents the Company’s average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yield/rate for the periods presented. All average balances are daily average balances (dollars in thousands).

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate (6)	Average Balance	Interest Income/ Expense	Average Yield/ Rate (6)
Interest-Earning Assets:
Deposits in other financial institutions	$197,465	$202	0.41%	$265,750	$211	0.32%
Investment Securities (2)	271,504	1,180	1.74%	104,767	501	1.91%
Loans (1)	1,650,802	19,906	4.89%	922,971	11,924	5.24%

Total interest-earning assets	2,119,771	21,288	4.07%	1,293,488	12,636	3.96%
Non-interest-earning assets	202,055			92,357

Total assets	$2,321,826			$1,385,845

Interest-Bearing Liabilities:
Interest bearing transaction accounts	$238,220	100	0.17%	$138,006	58	0.17%
Money market and savings deposits	650,721	383	0.24%	373,258	234	0.25%
Certificates of deposit	63,942	51	0.32%	62,964	56	0.36%

Total interest bearing deposits	952,883	534	0.23%	574,228	348	0.25%

Subordinated debentures, net	9,568	107	4.47%	9,399	107	4.55%
Securities sold under agreements to repurchase	10,760	5	0.19%	11,951	8	0.27%

Total borrowings	20,328	112	2.23%	21,350	116	2.20%

Total interest bearing liabilities	973,221	646	0.27%	595,578	463	0.32%
Non-interest bearing demand deposits	1,046,636			633,233
Total funding sources	2,019,847			1,228,811
Non-interest-bearing liabilities	19,077			16,595
Shareholders’ equity	282,902			140,439

Total liabilities and shareholders’ equity	$2,321,826			$1,385,845

Excess of interest-earning assets over funding sources	$99,924			$64,677
Net interest income		$20,642			$12,173
Net interest rate spread (3)			3.80%			3.64%
Net interest margin (4)			3.95%			3.82%
Core net interest margin (5)			3.90%			3.65%

(1)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(2)	Average balances of investment securities are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(3)	Net interest rate spread represents the yield earned on average total interest-earning assets less the rate paid on average total interest-bearing liabilities.
(4)	Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(5)	Core net interest margin is computed by dividing net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans, interest recovered or reversed on non-accrual loans or other nonrecurring items based on management’s judgment, by average total interest-earning assets. See the reconciliation table for core net interest margin.
(6)	Annualized

The following table represents a reconciliation of GAAP net interest margin to core net interest margin used by the Company. The table presents the information for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Net Interest Income	$20,642	$12,173
Less: Accelerated accretion of fair value adjustment on early loan payoffs	110	519
Less: Income recognition due to early payoff of organic loans	201	—

Core Net Interest Income	$20,331	$11,654

Net interest margin	3.95%	3.82%
Core net interest margin	3.90%	3.65%

The following table reflects the composition of the net deferred loan fees, costs and fair value discounts included in total loans at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Accreting discount	$20,382	$21,726
Non accreting loan discount	619	567

Acquired loans remaining discount	21,001	22,293
Organic loans net deferred fees	3,552	3,471

Total	$24,553	$25,763

Net Changes in Average Balances, Composition, Yields and Rates

The following table sets forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Three Months Ended March 31,
	2015			2014			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Deposits in other financial institutions	$197,465	9.3%	0.41%	$265,750	20.5%	0.32%	$(68,285)	(11.2)%	0.09%
Investment Securities	271,504	12.8%	1.74%	104,767	8.1%	1.91%	166,737	4.7%	(0.17)%
Loans	1,650,802	77.9%	4.89%	922,971	71.4%	5.24%	727,831	6.5%	(0.35)%

Total interest-earning assets	$2,119,771	100%	4.07%	$1,293,488	100.0%	3.96%	$826,283		0.11%

Interest-Bearing Liabilities:
Non-interest bearing demand deposits	$1,046,636	51.8%		$633,233	51.5%		$413,403	0.3%
Interest bearing transaction accounts	238,220	11.8%	0.17%	138,006	11.2%	0.17%	100,214	0.6%	—%
Money market and savings deposits	650,721	32.2%	0.24%	373,258	30.4%	0.25%	277,463	1.8%	(0.01)%
Certificates of deposit	63,942	3.2%	0.32%	62,964	5.1%	0.36%	978	(1.9)%	(0.04)%

Total deposits	1,999,519	99.0%	0.11%	1,207,461	98.3%	0.12%	792,058	0.7%	(0.01)%
Subordinated debentures, net	9,568	0.5%	4.47%	9,399	0.8%	4.55%	169	(0.3)%	(0.08)%
Securities sold under agreements to repurchase	10,760	0.5%	0.19%	11,951	1.0%	0.27%	(1,191)	(0.5)%	(0.08)%

Total Borrowings	20,328	1.0%	2.23%	21,350	1.7%	2.18%	(1,022)	(0.7)%	0.53%

Total funding sources	$2,019,847	100%	0.13%	$1,228,811	100.0%	0.15%	$791,036		(0.02)%

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

	Three Months Ended March 31, 2015 vs. 2014
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income:
Loans	$9,406	$(1,425)	$7,981
Deposits in other financial institutions	(54)	45	(9)
Investment securities	794	(115)	679

Total interest income	10,146	(1,495)	8,651

Interest Expense:
Interest bearing transaction accounts	42	—	42
Money market and savings deposits	164	(15)	149
Certificates of deposit	1	(6)	(5)

Total deposits	207	(21)	186
Subordinated debentures	2	(2)	—
Securities sold under agreements to repurchase	(1)	(3)	(4)

Total Borrowings	1	(5)	(4)

Total interest expense	208	(26)	182

Net Interest Income	$9,938	$(1,469)	$8,469

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The net interest margin increased 13 basis points to 3.95% for the three months ended March 31, 2015, compared to 3.82% for the three months ended March 31, 2014. The increase in net interest margin is primarily due to average loans being a higher percentage of interest-earning assets for the quarter ended March 31, 2015 than for the same quarter a year ago. This was offset by fair value discounts earned on early payoffs of acquired loans were $110,000 compared to $519,000 for the three months ended March 31, 2015 and 2014, respectively. Additionally, in the first quarter of 2015, the net interest margin benefitted 4 basis points from the recognition of interest income due to the early pay off of organic loans in the amount of $201,000. Net interest income increased $8.5 million mainly due to higher average loans and investment securities, as a result of strong net organic loan growth over the last year and the most recent merger, which more than offset the decline on the rate in those assets. The impact to the Company’s net interest margin from the accelerated accretion of fair value discounts on early payoffs of acquired loans during the quarters ending March 31, 2015 and 2014 was 2 basis points and 16 basis points, respectively.

Provision for Loan Losses

The Company maintains an allowance for loan loss (“Allowance”) to provide for probable losses in the loan portfolio. Additions to the Allowance are made by charges to operating expense in the form of a provision for loan losses. All loans that are judged to be uncollectible are charged against the Allowance, while any recoveries are credited to the Allowance.

Provision for loan losses for the three months ended March 31, 2015 was $1.4 million compared to $75,000 for the three months ended March 31, 2014. The Company had $67 million of net organic loan growth for the quarter ended March 31, 2015, compared to $24 million for the same quarter a year ago. Net charge-offs for the three months ended March 31, 2015 were $806,000 compared to net recoveries of $145,000 in 2014. See further discussion in Balance Sheet Analysis, Allowance for Loan Loss.

Non-interest Income

The following table sets forth certain information with respect to the Company’s non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	$	%
Gain on sale of securities, net	$—	$—	$—	—%
Gain on sale of SBA loans, net	423	438	(15)	(3.4)%
Deposit account service charge income	1,141	630	511	81.1%
Other non-interest income	1,044	722	322	44.6%

Total Non-Interest Income	$2,608	$1,790	$818	45.7%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Non-interest income increased $818,000 or 45.7% to $2.6 million for the three months ended March 31, 2015 compared to $1.8 million for the three months ended March 31, 2014. This change was mainly due to a $511,000 increase in the deposit account service charge income as a result of the merger and a $145,000 increase in BOLI income included in other non-interest income as a result of the merger and additional purchases.

Non-interest Expense

The following table sets forth certain information with respect to the Company’s non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	$	%
Salaries and employee benefits	$8,638	$5,605	$3,033	54.1%
Stock based compensation expense	513	408	105	25.7%
Occupancy	1,420	986	434	44.0%
Data processing	641	475	166	34.9%
Legal and professional	846	523	323	61.8%
FDIC deposit assessment	333	221	112	50.7%
Merger expenses	240	—	240	—%
OREO expenses	6	—	6	—%
Office services expense	414	264	150	56.8%
Other operating expenses	1,862	1,067	795	74.5%

Total Non-Interest Expense	$14,913	$9,549	$5,364	56.2%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Non-interest expense increased $5.4 million or 56.2% to $14.9 million for the three months ended March 31, 2015 compared to $9.5 million for the three months ended March 31, 2014. The overall increase between the quarters was primarily due to a $3.0 million increase in salaries and employee benefits, $240,000 of merger expenses and a $353,000 increase in core deposit intangible amortization mainly due to the $7.4 million core deposit intangible recognized from the 1st Enterprise merger. Further, the three months ended March 31, 2015 was the first complete quarter of combined operations after the merger, which accounted for the substantial increase in salary expense, stock based compensation expense, occupancy expense, office services expense and other operating expenses over the prior year. Merger related expenses included the $240,000 of merger expenses and $224,000 of severance and retention expense included in salaries and employee benefits. The Company had 253 active full-time equivalent employees at March 31, 2015 compared to 181 at March 31, 2014.

Income Taxes

The effective tax rate for the three months ended March 31, 2015 was 39.1% compared to 38.6% for the three months ended March 31, 2014. The merger related expenses of $464,000 for the three months ended March 31, 2015 were tax-deductible. The Company’s effective tax rate is impacted by the increase in cash surrender value of bank owned life insurance policies which is excluded from taxable income and deductions from disqualifying disposition of incentive stock options. In addition, the Company has invested in Qualified Affordable Housing Projects “LIHTC” that generate tax credits and benefits for the Company. The Company operates in the Federal and California jurisdictions and the blended statutory tax rate for Federal and California income taxes is 42.05%.

FINANCIAL CONDITION

Balance Sheet Analysis

Total assets increased $142 million for the three months ended March 31, 2015 to $2.4 billion with an increase of $110 million in cash and cash equivalents and an increase of $41 million in loans, mainly driven by a $136 million increase in total deposits during the quarter. The increase in loans from the prior quarter was due to organic loan growth. These increases were offset by a decrease of $3 million in investment securities available-for-sale, at fair value and a decrease of $1 million in investment securities held-to-maturity. Net organic loan growth during the period was $67 million, partially offset by $26 million in runoff of purchased loans from the COSB, PC Bancorp acquisitions and 1st Enterprise merger. Loan growth for the first three months of 2015 was concentrated in Other Nonresidential Properties of $27 million, Owner-Occupied Nonresidential Properties of $13 million, and Construction, Land Development and Other Land of $8 million.

Funding the asset growth for the Company for the first three months of 2015 was the growth in deposits of $136 million and earnings of $4 million. Further, the deposits growth of $136 million is the result of a $78 million increase in non-interest bearing deposits and a $45 million increase in interest bearing transactions. At both March 31, 2015 and December 31, 2014, non-interest bearing deposits represented 53% of total deposits.

Lending

The following table presents the composition of the loan portfolio at the dates indicated (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Commercial and Industrial Loans:	$515,593	31%	$528,517	33%

Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	352,071	21%	339,309	21%
Other Nonresidential Properties	508,043	31%	481,517	30%
Construction, Land Development and Other Land	79,696	5%	72,223	4%
1-4 Family Residential Properties	128,609	8%	121,985	8%
Multifamily Residential Properties	53,840	3%	52,813	3%

Total Loans Secured by Real Estate	1,122,259	67%	1,067,847	66%

Other Loans:	27,425	2%	28,359	2%

Total Loans	$1,665,277	100%	$1,624,723	100%

The following table is a breakout of the Company’s gross loans stratified by the industry concentration of the borrower by their respective NAICS code at the dates indicated (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Real Estate	$779,433	47%	$744,663	46%
Manufacturing	164,410	10%	161,233	10%
Wholesale	120,931	7%	124,336	8%
Construction	119,844	7%	113,763	7%
Finance	101,258	6%	96,074	6%
Hotel/Lodging	90,622	5%	88,269	5%
Professional Services	55,734	3%	64,215	4%
Healthcare	51,267	3%	43,917	3%
Other Services	45,659	3%	45,781	3%
Retail	37,315	2%	35,503	2%

Administrative Services	25,758	2%	28,016	2%
Restaurant/Food Service	25,217	2%	24,525	2%
Transportation	18,523	1%	18,158	1%
Education	9,498	1%	10,253	1%
Information	8,532	1%	15,457	1%
Other	5,716	0%	2,276	0%
Entertainment	5,560	0%	8,284	1%

Total Loans	$1,665,277	100%	$1,624,723	100%

The Company’s loan origination and lending activities continue to be focused primarily on direct contact with its borrowers through the Company’s relationship managers and/or executive officers. Total loans were $1.67 billion at March 31, 2015, an increase of $41 million or 2.5%, from $1.62 billion at December 31, 2014. The Company had approximately $67 million of net organic loan growth, which was partially offset by approximately $26 million in loan run-off from the acquired loan portfolios. The increase in total loans from the end of the prior quarter included a $27 million increase in the other nonresidential real estate properties portfolio, a $13 million increase in the owner-occupied nonresidential properties portfolio, and a $8 million increase in the construction, land development and other land portfolio. These increases were offset by a decrease of $13 million in commercial and industrial loans.

The net growth in the Company’s other nonresidential real estate properties portfolio of approximately $27 million during the first quarter of 2015 was primarily attributable to a large loan originated in the amount of $23 million. The loan was originated to refinance a multi-tenant neighborhood retail center in the Company’s footprint and has a balance that represents a loan-to-value of seventy percent. The increase in the owner-occupied nonresidential properties portfolio of $13 million is mainly attributable to four new loans below $5 million originated during the quarter.

We continue to establish new relationships and expand our current business, as evidenced by our increased commercial line of credit commitments, which are up $371 million, or 87.5% from $424 million at March 31, 2014 to $795 million at March 31, 2015 primarily as a result of the merger. Compared to December 31, 2014, commercial line of credit commitments remained stable at $795 million at March 31, 2015 and $778 million at December 31, 2014. However, due to the dynamic nature of commercial and industrial lending, actual credit utilization may experience ebbs and flows. The Company’s commercial and industrial line of credit utilization was approximately 45% as of March 31, 2015 and December 31, 2014.

The Company had 53 commercial banking relationship managers and 10 commercial real estate relationship managers at March 31, 2015. This compares to 51 commercial banking relationship managers and 10 commercial real estate relationship managers at December 31, 2014. The Company’s credit approval process includes an examination of the collateral, cash flow, and debt service coverage of the loan, as well as the financial condition and credit references of the borrower. The Company’s senior management is actively involved in its lending activities and collateral valuation and review process and the Company obtains independent third party appraisals of real property securing commercial real estate loans, as required by applicable federal and state laws and regulations. There is also a problem loan committee comprised of senior management that reviews criticized loans.

The Company believes that it carefully manages credit risk in its loan portfolio and uses a variety of policy guidelines and analytical tools to achieve its asset quality objectives. There is also a director loan committee that reviews loan portfolio management.

Allowance for Loan Loss

The allowance for loan loss increased by $637,000, to $13.2 million during the quarter ended March 31, 2015, due to a provision for loan losses of $1.4 million and net charge-offs of $806,000. The allowance for loan loss as a percentage of total loans was 0.80% at March 31, 2015 and 0.78% at December 31, 2014. The allowance for loan loss as a percentage of loans (excluding loan balances and the related allowance for loan loss on loans acquired through acquisition) was 1.36% and 1.39%, respectively, at March 31, 2015 and December 31, 2014. The decrease in the allowance ratio related to organic loans was directly attributable to improvements in the economic conditions within the Company’s markets, as well as a continued low level of non-performing assets at March 31, 2015.

The Company’s management considered the following factors in evaluating the allowance for loan loss at March 31, 2015:

•	During the three months ended March 31, 2015 there were loan recoveries of $84,000

•	There were $890,000 in loan charge-offs during the three months ended March 31, 2015 including on large one

•	There were nineteen non-accrual loans totaling $5.0 million

•	The overall growth and composition of the loan portfolio

•	Changes to the overall economic conditions within the markets in which the Company makes loans

•	Concentrations within the loan portfolio, as well as risk conditions within its commercial and industrial loan portfolio

•	The remaining fair value adjustments on loans acquired through acquisition with special attention to the fair value adjustments associated with the purchased credit impaired loans

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

The Allowance and the reserve for unfunded loan commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. In considering all of the above factors, management believes that the Allowance at March 31, 2015 is adequate. Although the Company maintains its Allowance at a level which it considers adequate to provide for probable charge-offs, there can be no assurance that such charge-offs will not exceed the estimated amounts, thereby adversely affecting future results of operations.

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

The following table is a summary of the activity for the allowance for loan loss as of the dates and for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Allowance for loan loss at beginning of period	$12,610	$10,603
Provision for loan losses	1,443	75
Net (charge-offs) recoveries:
Charge-offs	(890)	—
Recoveries	84	145

Total net (charge-offs) recoveries	(806)	145

Allowance for loan loss at end of period	$13,247	$10,823

Net (charge-offs) recoveries to average loans	0.05%	0.02%

The following is a summary of our asset quality data and key ratios at the dates indicated (dollars in thousands):

	March 31, 2015	December 31, 2014
Loans originated by the Bank on non-accrual	$2,056	$2,131
Loans acquired through acquisition that are on non-accrual	2,920	1,778

Total non-accrual loans	4,976	3,909
Other Real Estate Owned	850	850

Total non-performing assets	$5,826	$4,759

Net charge-offs year to date	$806	$232
Non-accrual loans to total loans	0.30%	0.24%
Total non-performing assets to total assets	0.24%	0.21%
Allowance for loan losses to total loans	0.80%	0.78%
Allowance for loan losses to total loans accounted at historical cost, which excludes purchased loans acquired by acquisition	1.36%	1.39%
Net year to date charge-offs to average year to date loans	0.05%	0.02%
Allowance for loan losses to non-accrual loans accounted at historical cost, which excludes non-accrual purchased loans acquired by acquisition and related allowance	642.0%	591.7%
Allowance for loan losses to total non-accrual loans	266.2%	322.6%

Deposits

The following table presents the balance of each major category of deposits at the dates indicated (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Non-interest bearing demand deposits	$1,110,323	53%	$1,032,634	53%
Interest bearing transaction accounts	251,409	12%	206,544	11%
Money market and savings deposits	660,313	32%	643,675	33%
Certificates of deposit	61,546	3%	64,840	3%

Total deposits	$2,083,591	100%	$1,947,693	100%

Total deposits increased $136 million to $2.1 billion at March 31, 2015 mainly due to a $78 million increase in non-interest bearing demand deposits and a $45 million increase in total interest bearing deposits. The increase in non-interest bearing demand deposits is due to an existing relationship which brought in $68 million, which over the course of the next 12 months will likely be reinvested by them. A long-time 1st Enterprise relationship transferred in $18 million of deposits and the culmination of a business event brought in $18 million of deposits from another 1st Enterprise relationship, all of which the Company believe will stay for the foreseeable future. In addition to these transactions, the Company believes some of the increase in deposits late in the first quarter is likely related to customers accumulating cash in anticipation of federal and state income tax payments, as well as county property taxes in California. At both March 31, 2015 and December 31, 2014, non-interest bearing deposits represented 53% of total deposits.

LIQUIDITY

The following table provides a summary of the Company’s primary and secondary liquidity levels at the dates indicated (dollars in thousands):

	March 31, 2015	December 31, 2014
	Amount	Amount
Primary Liquidity- On Balance Sheet:
Cash and due from banks	$42,570	$33,996
Interest earning deposits in other financial institutions	200,020	98,590
Investment securities available-for-sale	224,050	226,962
Less: pledged cash and due from banks	(1,500)	(1,500)
Less: pledged investment securities	(151,859)	(148,805)

Total primary liquidity	$313,281	$209,243

Ratio of primary liquidity to total deposits	15.0%	10.7%
Additional Liquidity Not Included In Primary Liquidity :
Certificates of deposit in other financial institutions	$62,954	$76,433
Less: Certificate of deposits pledged	(2,731)	(2,731)

Total additional liquidity	$60,223	$73,702

Secondary Liquidity- Off-Balance Sheet:
Available Borrowing Capacity:
Total secured borrowing capacity with FHLB	$486,949	$484,669
Fed Funds borrowing lines	71,000	71,000
Secured credit line with the FRBSF	22,256	17,528

Total secondary liquidity	$580,205	$446,215

As of March 31, 2015, the Company’s primary overnight source of liquidity consisted of the balances reflected in the table above. The Company’s primary liquidity consisted of cash and due from banks and interest-earning deposits at financial institutions. The amount of funds maintained directly with the Federal Reserve included in interest-earning deposits in other financial institutions was $158.7 million and $60.1 million, at March 31, 2015 and December 31, 2014, respectively. The next source of liquidity is the money market at other banks. Furthermore, the Company has collateralized borrowings and unsecured borrowing facilities. In addition, the Company has $62.9 million of certificates of deposits in other financial institutions where the average maturity is approximately 5.27 months that could be utilized over time to supplement the liquidity needs of the Company.

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

As an additional source of liquidity, the Company maintains credit facilities, “Fed Funds Borrowing Lines,” of $71 million with its primary correspondent banks for the purchase of overnight Federal funds. The lines are subject to availability of funds and have restrictions as to the number of days and length used during a month, $5.0 million of these credit facilities require the pledging of investment securities collateral.

The Company has established a secured credit facility with the FHLB of San Francisco which allows the Bank to borrow up to 25% of the Bank’s total assets, which equates to a credit line of approximately $566 million at March 31, 2015. The Company currently has no outstanding borrowings with the FHLB. As of March 31, 2015, the Company had $735 million of loan collateral pledged with the FHLB. This level of loan collateral would provide the Company with $487 million in borrowing capacity. Any amount of borrowings in excess of the $487 million would require the Company to pledge additional collateral. In addition the Company must maintain a certain investment in the common stock of the FHLB. The Company’s investment in the common stock of the FHLB is $8 million at March 31, 2015. This level of capital would allow the Company to borrow up to $267.1 million. Any advances from the FHLB in excess of the $267.1 million would require additional purchases of FHLB common stock. The Company has $22.6 million in securities pledged with the FHLB at March 31, 2015.

The Company maintains a secured credit facility with the Federal Reserve Bank of San Francisco (“FRB”) which is collateralized by investment securities pledged with the FRB. At March 31, 2015, the Company’s available borrowing capacity was $22.3 million.

The Company maintains investments in short term certificates of deposit with other financial institutions, with an average remaining maturity of approximately 5.27 months, with various balances maturing monthly. The Company had balances of $63 million and $76 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, $2.7 million of the Company’s certificates of deposit with other financial institutions were pledged as collateral as credit support for the interest rate swap contracts and are not available as a source of liquidity.

At March 31, 2015 and December 31, 2014, $1.5 million of the Company’s due from bank balances was pledged as collateral as credit support for the interest rate swap contracts and is not available as a source of liquidity.

The Company’s commitments to extend credit (off-balance sheet liquidity risk) are agreements to lend funds to customers as long as there are no violations as established in the loan agreement. Many of the commitments are expected to expire without being drawn upon, and as such, the total commitment amounts do not necessarily represent future cash requirements. Financial instruments with off-balance sheet risk for the Company include both undisbursed loan commitments, as well as undisbursed letters of credit. The Company’s exposure to extend credit was $704 million and $720 million at March 31, 2015 and December 31, 2014, respectively.

The holding company liquidity on a stand-alone basis was $5.1 million and $4.6 million, in cash on deposit at the Bank, at March 31, 2015 and December 31, 2014, respectively. Management believes this amount of cash is currently sufficient to fund the holding company’s cash flow needs over at least the next twelve to twenty four months.

DIVIDENDS

To date, the Company has not paid any cash dividends on its common stock. Payment of stock or cash dividends in the future will depend upon earnings, liquidity, financial condition and other factors deemed relevant by our Board of Directors. Notification to the FRB is required prior to declaring and paying a dividend to shareholders that exceeds earnings for the period for which the dividend is being paid. This notification requirement is included in regulatory guidance regarding safety and soundness surrounding capital and includes other non-financial measures such as asset quality, financial condition, capital adequacy, liquidity, future earnings projections, capital planning and credit concentrations. Should the FRB object to dividend payments, the Company would be precluded from declaring and paying dividends, until approval is received or the Company no longer needs to provide notice under applicable guidance.

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

The Bank is subject to certain restrictions on the amount of dividends that may be declared without regulatory approval. Such dividends shall not exceed the lesser of the Bank’s retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). In addition, the Bank may not pay dividends that would result in its capital being reduced below the minimum requirements for capital adequacy purposes.

On November 30, 2014, the Company entered into an Assignment and Assumption Agreement with the Secretary of the Treasury, pursuant to which the Company issued to the U.S. Treasury 16,400 shares of its Non-Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share and the Company assumed the obligations of 1st Enterprise Bank in connection with its issuance of the same number and type of securities to the Treasury (which shares were retired in connection therewith). The issuance was pursuant to the Treasury’s SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The Series A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1. The current dividend rate is fixed at the current rate of 1% through January 2016. If the Series A Preferred Stock remains outstanding beyond January 2016, the dividend rate will be fixed at 9%. However, the dividend yield through November 30, 2018 approximates 7% as a result of business combination accounting.

As of March 31, 2015, both CU Bancorp “the holding company” and the Bank had positive retained earnings and positive net income that would allow either of them to declare and pay a dividend as of March 31, 2015. However, neither the holding company nor the Bank has plans to declare and pay a cash dividend on the common stock at the current time.

The Company has a program to repurchase a portion of an employee’s outstanding restricted stock upon the vesting of this restricted stock, but only in amounts necessary to cover the minimum employee tax withholding obligations at the option of the restricted stockholder (employee). The Company had this program in place during all of 2014 and through the three months ending March 31, 2015. This program was designed to provide the Bank’s employees with the financial ability to cover their tax liability obligation associated with the vesting of their restricted stock at the date of vesting. These transactions under the State of California Corporations Code are defined as distributions to shareholders.

REGULATORY MATTERS

Capital Resources

The Company’s objective is to maintain a level of capital that will support sustained asset and loan growth, provide for anticipated credit risks, and ensure that regulatory guidelines and industry standards are met. The Company and the Bank are subject to certain minimum capital adequacy and minimum well capitalized category guidelines adopted by the FRB and the FDIC. These guidelines relate primarily to the Tier 1 leverage ratio, the Common Equity Tier 1 Ratio (“CET1”), the Tier 1 risk-based capital ratio, and the Total risk-based capital ratio. The minimum well capitalized required ratios are 5.00% Tier 1 leverage, 6.50% Common Equity Tier 1, 8.00% Total Tier 1 risk-based capital and 10.00% Total risk-based capital.

At March 31, 2015, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” under the current capital guidelines. The following tables present the regulatory capital ratio requirements and the actual capitalization levels of the Company and the Bank as of the dates indicated (dollars in thousands):

CU Bancorp	March 31, 2015	December 31, 2014	Adequately Capitalized	Well Capitalized
	Amount	Amount	(greater than or equal to)
Regulatory Capital Ratios:
Tier 1 leverage ratio	10.23%	12.92%	4.0%	5.0%
Common Equity Tier 1 ratio	9.67%	—	4.5%	6.5%
Total Tier 1 risk-based capital ratio	11.05%	10.95%	6.0%	8.0%
Total risk-based capital ratio	11.71%	11.61%	8.0%	10.0%
Regulatory Capital Data:
Common Equity Tier 1	$201,882	NA
Total Tier 1 capital	230,637	$218,147
Total risk-based capital	244,379	231,228
Average total assets	2,255,550	1,689,096
Risk-weighted assets	2,086,916	1,992,043

California United Bank	March 31, 2015	December 31, 2014	Adequately Capitalized	Well Capitalized
	Amount	Amount	(greater than or equal to)
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.87%	12.44%	4.0%	5.0%
Common Equity Tier 1 ratio	10.67%	—	4.5%	6.5%
Total Tier 1 risk-based capital ratio	10.67%	10.55%	6.0%	8.0%
Total risk-based capital ratio	11.32%	11.20%	8.0%	10.0%
Regulatory Capital Data:
Common Equity Tier 1	$$222,535	NA
Tier 1 capital	222,535	$210,031
Total risk-based capital	236,277	223,112
Average total assets	2,254,910	1,688,308
Risk-weighted assets	2,086,479	1,991,253

NA: Not Applicable

The decrease in the Tier 1 leverage ratio at March 31, 2015 from December 31, 2014 is due to the increase in the average total assets for the quarter ended March 31, 2015 compared to the quarter ended December 31, 2014, as the assets acquired from the 1st Enterprise merger was outstanding for the full quarter in 2015 but only one month for the quarter ended December 31, 2014.

In July 2013, the federal bank regulatory agencies adopted final regulations which revised their risk-based and leverage capital requirements for banking organizations to meet requirements of Dodd-Frank and to implement international agreements reached by the Basel Committee on Banking Supervision intended to improve both the quality and quantity of banking organizations’ capital (“Basel III”). Dodd-Frank required the Federal Reserve to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions.

The following are among the new requirements that were phased-in beginning January 1, 2015 under the new capital rules:

•	an increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets;

•	a new category and a required 4.50% of risk-weighted assets ratio is established for CET1 as a subset of Tier 1 capital limited to common equity;

•	a minimum non-risk-based leverage ratio is set at 4.00%;

•	changes in the permitted composition of Tier 1 capital to exclude trust preferred securities (however, trust preferred securities issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets, such as CU Bancorp, continues to be included in Tier 1 capital, subject to a limit of 25% of Tier 1 capital elements; see further discussion below), mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities;

•	the risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures;

•	an additional “countercyclical capital buffer” is required for larger and more complex institutions; and

•	a new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Including the capital conservation buffer of 2.5%, the new final capital rule results in the following minimum ratios: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. While the new final capital rule sets higher regulatory capital standards for the Company and the Bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of the new capital rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends or executive bonuses and require the raising of additional capital.

Under Dodd Frank, trust preferred securities and cumulative perpetual preferred stock is excluded from Tier 1 capital, unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. CU Bancorp assumed approximately $12.4 million of junior subordinated debt securities issued to various business trust subsidiaries of Premier Commercial Bancorp and funded through the issuance of approximately $12.0 million of floating rate capital trust preferred securities. These junior subordinated debt securities were issued prior to May 19, 2010. Because CU Bancorp has less than $15 billion in assets, the trust preferred securities that CU Bancorp assumed from Premier Commercial Bancorp continues to be included in Tier 1 capital, subject to a limit of 25% of Tier 1 capital elements.

The Company also currently includes in its Tier 1 capital an amount of Non-Cumulative Perpetual Preferred Stock, Series A issued under the SBLF program. The U.S. Department of the Treasury is the sole holder of all outstanding shares of CU Bancorp Preferred Stock. Under the Final Rule, the CU Bancorp Preferred Stock continues to be included in Tier 1 Risk-Based Capital because non-cumulative perpetual preferred stock remained classified as Tier 1 capital following the enactment of Dodd Frank.

Dodd-Frank Wall Street Reform and Consumer Protection Act

For a discussion regarding the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act, see the Company’s December 31, 2014 Form 10K, Part I, Item 1 – Business – Supervision and Regulation – Legislation and Regulatory Developments – Dodd-Frank Wall Street Reform and Consumer Protection Act.

Number of Employees

The number of active full-time equivalent employees increased from 250 at December 31, 2014 to 253 at March 31, 2015.

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

At March 31, 2015, the Company had twenty-two pay-fixed, receive-variable interest rate contracts that were designed to convert fixed rate loans into variable rate loans. Twenty of these swap contacts are designated as fair value hedges. For additional information on these interest rate contracts, see Note 10 – Derivative Financial Instruments located in Part I, Item 1.—Notes to the Consolidated Financial Statements.

The Company has no market risk sensitive instruments held for trading purposes. Management believes that the Company’s market risk is reasonable at this time.

The following depicts the Company’s net interest income sensitivity analysis as of March 31, 2015 (dollars in thousands):

Simulated Rate Changes	Estimated Net Interest Income Sensitivity
+ 400 basis points	44.8%	$33,398
+ 100 basis points	10.8%	$8,054
- 200 basis points (1)	(4.8)%	$(3,583)

The Company is currently asset sensitive. The estimated sensitivity does not necessarily represent our forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits and replacement of asset and liability cash flows. The duration of the Company’s investment securities portfolio at March 31, 2015 is approximately 2.4 years. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

Variable rate loans make up 73% of the loan portfolio. However, the Company has floors on some of its loans. At March 31, 2015, 38% of variable rate loans are at their floor, and thus an increase in the underlying index may not necessarily result in an increase in the coupon until the loan index plus margin exceeds that floor.

The Company’s static GAP as of March 31, 2015, is not materially different from that reported at December 31, 2014 and is thus not included in this 10Q. See the Company’s Static Gap reports under “Item7A-Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2014 Annual Report on Form 10-K.

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

There have been no material changes from the risk factors previously disclosed in the Bank’s 2014 Annual Report on Form 10-K.

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

CU BANCORP

Date:	May 7, 2015	/s/ DAVID I. RAINER
David I. Rainer
Chief Executive Officer

Date:	May 7, 2015	/s/ KAREN A. SCHOENBAUM
Karen A. Schoenbaum
Chief Financial Officer