Form 10-Q
period 2015-06-30
CU Bancorp
filed 2015-08-06
CIK 1543643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 4, 2015 the number of shares outstanding of the registrant’s no par value Common Stock was 16,892,559.

CU BANCORP

June 30, 2015 FORM 10-Q

CU BANCORP

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$60,632	$33,996
Interest earning deposits in other financial institutions	207,448	98,590

Total Cash and Cash Equivalents	268,080	132,586
Certificates of deposit in other financial institutions	62,594	76,433
Investment securities available-for-sale, at fair value	217,481	226,962
Investment securities held-to-maturity, at amortized cost	44,014	47,147

Total investment securities	261,495	274,109
Loans	1,713,004	1,624,723
Allowance for loan loss	(14,124)	(12,610)

Net loans	1,698,880	1,612,113
Premises and equipment, net	5,190	5,377
Deferred tax assets, net	16,241	16,504
Other real estate owned, net	850	850
Goodwill	63,950	63,950
Core deposit and leasehold right intangibles	8,608	9,547
Bank owned life insurance	49,345	38,732
Accrued interest receivable and other assets	35,580	34,916

Total Assets	$2,470,813	$2,265,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing demand deposits	$1,134,724	$1,032,634
Interest bearing transaction accounts	251,999	206,544
Money market and savings deposits	691,219	643,675
Certificates of deposit	59,576	64,840

Total deposits	2,137,518	1,947,693
Securities sold under agreements to repurchase	14,424	9,411
Subordinated debentures, net	9,618	9,538
Accrued interest payable and other liabilities	18,647	19,283

Total Liabilities	2,180,207	1,985,925

Commitments and Contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Serial Preferred Stock – authorized, 50,000,000 shares: Series A, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 16,400 shares authorized, issued and outstanding at June 30, 2015 and December 31, 2014, respectively	16,487	16,004
Common stock – authorized, 75,000,000 shares no par value, 16,840,859 shares issued and 16,880,859 shares outstanding at June 30, 2015, and 16,683,856 shares issued and outstanding at December 31, 2014	227,409	226,389
Additional paid-in capital	21,015	19,748
Retained earnings	25,743	16,861
Accumulated other comprehensive income (loss)	(48)	190

Total Shareholders’ Equity	290,606	279,192

Total Liabilities and Shareholders’ Equity	$2,470,813	$2,265,117

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest Income
Interest and fees on loans	$20,644	$12,366	$40,550	$24,290
Interest on investment securities	1,051	467	2,231	968
Interest on interest bearing deposits in other financial institutions	246	206	448	417

Total Interest Income	21,941	13,039	43,229	25,675

Interest Expense
Interest on interest bearing transaction accounts	98	66	198	124
Interest on money market and savings deposits	408	222	791	456
Interest on certificates of deposit	46	55	97	111
Interest on securities sold under agreements to repurchase	7	11	12	19
Interest on subordinated debentures	109	107	216	214

Total Interest Expense	668	461	1,314	924

Net Interest Income	21,273	12,578	41,915	24,751
Provision for loan losses	683	408	2,126	483

Net Interest Income After Provision For Loan Losses	20,590	12,170	39,789	24,268

Non-Interest Income
Gain on sale of SBA loans, net	215	167	638	605
Deposit account service charge income	1,153	630	2,294	1,260
Other non-interest income	1,727	986	2,771	1,708

Total Non-Interest Income	3,095	1,783	5,703	3,573

Non-Interest Expense
Salaries and employee benefits (includes stock based compensation expense of $807 and $479 for the three months, and $1,320 and $887 for the six months ended June 30, 2015 and 2014, respectively)	9,280	5,807	18,431	11,820
Occupancy	1,415	985	2,835	1,971
Data processing	635	476	1,276	951
Legal and professional	656	411	1,502	934
FDIC deposit assessment	351	180	684	401
Merger expenses	112	497	352	497
OREO expenses	20	6	26	6
Office services expenses	407	238	821	502
Other operating expenses	2,036	1,098	3,898	2,165

Total Non-Interest Expense	14,912	9,698	29,825	19,247

Net Income Before Provision for Income Tax Expense	8,773	4,255	15,667	8,594
Provision for income tax expense	3,506	1,869	6,201	3,542

Net Income	$5,267	$2,386	$9,466	$5,052
Preferred stock dividends and discount accretion	312	—	584	—

Net Income available to common shareholders	$4,955	$2,386	$8,882	$5,052

Earnings Per Share
Basic earnings per share	$0.30	$0.22	$0.54	$0.46
Diluted earnings per share	$0.29	$0.21	$0.53	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income	$5,267	$2,386	$9,466	$5,052
Other Comprehensive Income, net of tax:
Net unrealized (losses) gains on investment securities arising during the period	(749)	242	(238)	400

Other Comprehensive Income (Loss)	(749)	242	(238)	400

Comprehensive Income	$4,518	$2,628	$9,228	$5,452

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2015

(Unaudited)

(Dollars in thousands)

	Preferred Stock		Common Stock
	Outstanding Shares	Amount	Outstanding Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2014	16,400	$16,004	16,683,856	$226,389	$19,748	$16,861	$190	$279,192

Net Issuance of restricted stock	—	—	68,875	—	—	—	—	—
Exercise of stock options	—	—	112,115	1,020	—	—	—	1,020
Stock based compensation expense related to employee stock options and restricted stock	—	—	—	—	1,320	—	—	1,320
Restricted stock repurchase	—	—	(23,987)	—	(504)	—	—	(504)
Excess tax benefit – stock based compensation	—	—	—	—	451	—	—	451
Preferred stock dividends and discount accretion	—	483	—	—	—	(584)	—	(101)
Net Income	—	—	—	—	—	9,466	—	9,466
Other Comprehensive Loss	—	—	—	—	—	—	(238)	(238)

Balance at June 30, 2015	16,400	$16,487	16,840,859	$227,409	$21,015	$25,743	$(48)	$290,606

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income:	$9,466	$5,052
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,126	483
Provision for unfunded loan commitments	87	73
Stock based compensation expense	1,320	887
Depreciation	702	479
Net accretion of discounts/premiums for loans acquired and deferred loan fees/costs	(4,121)	(2,690)
Net amortization from investment securities	1,536	779
Increase in bank owned life insurance	(613)	(307)
Amortization of core deposit intangibles	842	138
Amortization of time deposit premium	(10)	(13)
Net amortization of leasehold right intangible asset and liabilities	7	151
Accretion of subordinated debenture discount	80	80
Gain on sale of SBA loans, net	(638)	(605)
Decrease in deferred tax assets	435	538
(Increase) decrease in accrued interest receivable and other assets	(664)	2,009
Decrease in accrued interest payable and other liabilities	(395)	(125)
Net excess in tax benefit on stock compensation	(451)	(332)
Increase (decrease) in fair value of derivative swap liability	213	(394)

Net cash provided by operating activities	9,922	6,203

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(9,112)	(6,215)
Proceeds from repayment and maturities from investment securities	19,780	10,460
Loans originated, net of principal payments	(84,134)	(43,422)
Purchases of premises and equipment	(515)	(733)
Net decrease (increase) in certificates of deposit in other financial institutions	13,839	(4,270)
Purchase of bank owned life insurance	(10,000)	—

Net cash (used in) investing activities	(70,142)	(44,180)

Cash flows from financing activities:
Net increase in Non-interest bearing demand deposits	102,090	50,108
Net increase (decrease) in Interest bearing transaction accounts	45,455	(12,423)
Net increase (decrease) in Money market and savings deposits	47,544	(18,979)
Net decrease in Certificates of deposit	(5,254)	(5,836)
Net increase in Securities sold under agreements to repurchase	5,013	2,711
Net proceeds from stock options exercised	1,020	1,085
Restricted stock repurchase	(504)	(242)
Dividends paid on preferred stock	(101)	—
Net excess in tax benefit on stock compensation	451	332

Net cash provided by financing activities	195,714	16,756

Net increase (decrease) in cash and cash equivalents	135,494	(21,221)
Cash and cash equivalents, beginning of year	132,586	241,287

Cash and cash equivalents, end of year	$268,080	$220,066

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,348	$849
Cash paid during the period for taxes	$4,060	$750
Supplemental disclosures of non-cash investing activities:
Net increase (decrease) in unrealized gain or loss on investment securities, net of tax	$(238)	$400
Loans transferred to other real estate owned	$850	$219

The accompanying notes are an integral part of these consolidated financial statements

CU BANCORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in the interim consolidated financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with our 2014 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements contain all necessary adjustments of a normal recurring nature, to present fairly the consolidated financial position of the Company and the results of its operations for the interim period presented.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, these accounting principles require the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements.

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

Note 2 - Recent Accounting Pronouncements

In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. This ASU will require an entity to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument issued in the form of a share, including the embedded derivative feature that is being evaluated for separate accounting from the host contract when evaluating whether the host contract is more akin to debt or equity. In evaluating the stated and implied substantive terms and features, the existence or omission of any single term or feature does not necessarily determine the economic characteristics and risks of the host contract. Although an individual term or feature may weigh more heavily in the evaluation on the basis of facts and circumstances, an entity should use judgment based on an evaluation of all the relevant terms and features. ASU 2014-16 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the ASU is effective for fiscal years ending after December 15, 2015, and interim periods within fiscal years thereafter. The effects of initially adopting the amendments should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendment is effective. Retrospective application is permitted to all relevant prior periods. Early adoption, including adoption in an interim period, is permitted. If an entity early adopts the amendments in an interim period, any adjustments shall be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the adoption of this ASU to have an impact on the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance replaces existing revenue recognition guidance for contracts to provide goods or services to customers and amends existing guidance related to recognition of gains and losses on the sale of certain nonfinancial assets such as real estate. ASU 2014-09 establishes a principles-based approach to recognizing revenue that applies to all contracts other than those covered by other authoritative GAAP guidance. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows are also required. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016 and is applied on either a modified retrospective or full retrospective basis. Early adoption is not permitted. The Company is currently evaluating the impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis to improve targeted areas of the consolidation guidance and reduce the number of consolidation models. The Company may either apply the amendments retrospectively or use a modified retrospective approach. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

Note 3 – Business Combinations

On November 30, 2014, the Company completed the merger with 1st Enterprise Bank (“1st Enterprise”) pursuant to the terms of the Agreement and Plan of Merger dated June 2, 2014, as amended (“Merger Agreement”). 1st Enterprise was merged with and into the Bank, with the Bank continuing as the surviving entity in the merger. Pursuant to the terms and conditions set forth in the Merger Agreement, each outstanding share of 1st Enterprise common stock (other than shares as to which the holder exercised dissenters’ rights) was converted into the right to receive 1.3450 of a share of the CU Bancorp common stock, resulting in 5.2 million shares of CU Bancorp common stock issued. The fair value of the 5.2 million shares of common stock issued as part of the consideration paid ($102.7 million) was determined based on the closing market price ($19.60) of CU Bancorp common stock on November 30, 2014. The 16,400 shares of 1st Enterprise Non-Cumulative Perpetual Preferred Stock, Series D were converted into the right to receive 16,400 shares of CU Bancorp’s Non-Cumulative Perpetual Preferred Stock, Series A (“CU Bancorp Preferred Stock”). The U.S. Department of the Treasury is the sole holder of all outstanding shares of CU Bancorp Preferred Stock. As part of the Merger Agreement, CU Bancorp adopted the 1st Enterprise 2006 Stock Incentive Plan, as amended, as its own equity plan and all stock options granted by 1st Enterprise thereunder are exercisable for CU Bancorp common stock on substantially the same terms but adjusted to reflect the exchange ratio set forth in the Merger Agreement. See Note 16—Stock Options and Restricted Stock, in the Company’s 2014 Form 10-K, for more details. The merger was accounted for by the Company using the acquisition method of accounting. Accordingly, the assets and liabilities of 1st Enterprise were recorded at their respective fair values at acquisition date and represents management’s estimates based on available information.

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

The Company expensed approximately $112,000 of merger expenses for the three months ended June 30, 2015 and $497,000 for the three months ended June 30, 2014. For the six months ended June 30, 2015 and June 30, 2014, the Company expensed approximately $352,000 and $497,000 of merger expenses, respectively.

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

	June 30, 2015	December 31, 2014
Total Shareholders’ Equity	$290,606	$279,192
Less: Preferred stock	16,487	16,004
Less: Goodwill	63,950	63,950
Less: Core deposit and leasehold right intangibles	8,608	9,547

Tangible common equity	$201,561	$189,691

Common shares issued	16,840,859	16,683,856
Book value per common share	$16.28	$15.78

Tangible book value per common share	$11.97	$11.37

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income	$5,267	$2,386	$9,466	$5,052
Less: Preferred stock dividends and discount accretion	312	—	584	—

Net Income available to common shareholders	$4,955	$2,386	$8,882	$5,052

Weighted average basic common shares outstanding	16,481,527	10,952,087	16,445,118	10,913,227
Dilutive effect of potential common share issuances from stock options and restricted stock	442,684	206,479	441,102	213,313

Weighted average diluted common shares outstanding	16,924,211	11,158,566	16,886,220	11,126,540

Income per common share
Basic	$0.30	$0.22	$0.54	$0.46
Diluted	$0.29	$0.21	$0.53	$0.45
Anti-dilutive shares not included in the calculation of diluted earnings per share	64,500	82,154	64,889	83,437

Note 6 - Investment Securities

The investment securities portfolio has been classified into two catergories: available-for-sale (“AFS”) and held-to-maturity (“HTM”).

The following tables present the amortized cost and estimated fair values of investment securities by major category as of the dates indicated. There were no impaired securities at June 30, 2015 or December 31, 2014, and as such there were no other than temporary impairment losses in the securities portfolio for the periods indicated in the tables below (dollars in thousands):

		Gross Unrealized
June 30, 2015	Amortized Cost	Gains	Losses	Fair Market Value
Available-for-sale:
U.S. Govt Agency and Sponsored Agency - Note Securities	$1,021	$3	$—	$1,024
U.S. Govt Agency - SBA Securities	49,635	709	215	50,129
U.S. Govt Agency - GNMA Mortgage-Backed Securities	26,271	210	384	26,097
U.S. Govt Sponsored Agency - CMO & Mortgage-Backed Securities	102,248	329	793	101,784
Corporate Securities	4,030	44	—	4,074
Municipal Securities	1,024	4	—	1,028
Asset Backed Securities	8,310	—	23	8,287
U.S. Treasury Notes	25,024	34	—	25,058

Total available-for-sale	217,563	1,333	1,415	217,481
Held-to-maturity:
Municipal Securities	44,014	68	274	43,808

Total held-to-maturity	44,014	68	274	43,808

Total investment securities	$261,577	$1,401	$1,689	$261,289

		Gross Unrealized
December 31, 2014	Amortized Cost	Gains	Losses	Fair Market Value
Available-for-sale:
U.S. Govt Agency and Sponsored Agency - Note Securities	$2,036	$2	$—	$2,038
U.S. Govt Agency - SBA Securities	54,062	770	345	54,487
U.S. Govt Agency - GNMA Mortgage-Backed Securities	29,364	255	277	29,342
U.S. Govt Sponsored Agency - CMO & Mortgage-Backed Securities	107,348	457	577	107,228
Corporate Securities	4,043	77	—	4,120
Municipal Securities	1,039	11	—	1,050
Asset Backed Securities	8,711	1	40	8,672
U.S. Treasury Notes	20,031	—	6	20,025

Total available-for-sale	226,634	1,573	1,245	226,962
Held-to-maturity:
Municipal Securities	47,147	169	157	47,159

Total held-to-maturity	47,147	169	157	47,159

Total investment securities	$273,781	$1,742	$1,402	$274,121

The Company’s investment securities portfolio at June 30, 2015, consists of U.S. Treasury Notes, U.S. Agency and U.S. Sponsored Agency issued AAA and AA rated investment-grade securities, asset backed securities, investment grade corporate bond securities, and municipal securities. At June 30, 2015 and December 31, 2014, securities with a market value of $137.8 million and $148.8 million, respectively, were pledged as collateral for securities sold under agreements to repurchase, public deposits, outstanding standby letters of credit, bankruptcy deposits, and other purposes as required by various statutes and agreements. See Note 9 – Borrowings and Subordinated Debentures.

The Company had no securities that were classified as other-than-temporarily impaired at June 30, 2015 or December 31, 2014.

The following tables represent investment securities with unrealized losses that are considered to be temporarily-impaired, summarized and classified according to the duration of the loss period as of the dates indicated (dollars in thousands).

	< 12 Continuous Months		> 12 Continuous Months		Total
June 30, 2015	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
Temporarily-impaired available-for-sale investment securities:
U.S. Govt. Agency SBA Securities	$595	$5	$12,040	$210	$12,635	$215
U.S. Govt. Agency – GNMA Mortgage-Backed Securities	9,073	109	7,660	275	16,733	384
U.S. Govt. Sponsored Agency – CMO & Mortgage-Backed Securities	72,847	635	4,099	158	76,946	793
Asset Backed Securities	8,287	23	—	—	8,287	23

Total temporarily-impaired available-for-sale investment securities	$90,802	$772	$23,799	$643	$114,601	$1,415

Temporarily-impaired held-to-maturity investment securities:
Municipal Securities	$33,009	$274	$—	$—	$33,009	$274

Total temporarily-impaired held-to-maturity investment securities	$33,009	$274	$—	$—	$33,009	$274

	< 12 Continuous Months		> 12 Continuous Months		Total
December 31, 2014	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
Temporarily-impaired available-for-sale investment securities:
U.S. Govt. Agency SBA Securities	$10,688	$87	$10,095	$258	$20,783	$345
U.S. Govt. Agency – GNMA Mortgage-Backed Securities	12,784	65	8,784	212	21,568	277
U.S. Govt. Sponsored Agency – CMO & Mortgage-Backed Securities	64,360	413	6,584	164	70,944	577
Asset Backed Securities	4,849	40	—	—	4,849	40
U.S Treasury Notes	20,025	6	—	—	20,025	6

Total temporarily-impaired available-for-sale investment securities	$112,706	$611	$25,463	$634	$138,169	$1,245

Temporarily-impaired held-to-maturity investment securities:
Municipal Securities	$23,966	$157	$—	$—	$23,966	$157

Total temporarily-impaired held-to-maturity investment securities	$23,966	$157	$—	$—	$23,966	$157

The unrealized losses in each of the above categories are associated with the general fluctuation of market interest rates and are not an indication of any deterioration in the credit quality of the security issuers. Further, the Company does not intend to sell these securities and is not more-likely-than-not to be required to sell the securities before the recovery of its amortized cost basis. The Company did not have any sales of securities during the three and six months ended June 30, 2015 and 2014.

The amortized cost, estimated fair value and average yield of debt securities at June 30, 2015, are reflected in the table below (dollars in thousands). Maturity categories are determined as follows:

•	U.S. Govt. Agency, U.S. Treasury Notes and U.S. Govt. Sponsored Agency bonds and notes – maturity date

•	U.S. Govt. Sponsored Agency CMO or Mortgage-Backed Securities, U.S. Govt. Agency GNMA Mortgage-Backed Securities, Asset Backed Securities and U.S. Gov. Agency SBA Securities – estimated cash flow taking into account estimated pre-payment speeds

•	Corporate Bonds and Municipal Securities – the earlier of the maturity date or the expected call date

Although, U.S. Government Agency and U.S. Government Sponsored Agency Mortgage-Backed and CMO securities have contractual maturities through 2048, the expected maturity will differ from the contractual maturities because borrowers or issuers may have the right to prepay such obligations without penalties.

	June 30, 2015
Maturities Schedule of Securities	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-sale:
Due through one year	$43,777	$43,886	1.43%
Due after one year through five years	91,700	91,667	1.61%
Due after five years through ten years	59,270	59,105	1.86%
Due after ten years	22,816	22,823	2.45%

Total available-for-sale	$217,563	$217,481	1.73%
Held-to-maturity:
Due through one year	$4,690	$4,690	1.59%
Due after one year through five years	29,223	29,055	1.53%
Due after five years through ten years	10,101	10,063	1.87%

Total held-to-maturity	$44,014	$43,808	1.61%

Total investment securities	$261,577	$261,289	1.71%

The weighted average yields in the above table are based on effective rates of book balances at the end of the period. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.

Investment in FHLB Common Stock

The Company’s investment in the common stock of the FHLB of San Francisco is carried at cost and was $8.0 million as of June 30, 2015 and $8.0 million as of December 31, 2014. See Note 9 - Borrowings and Subordinated Debentures for a detailed discussion regarding the Company’s borrowings and the requirements to purchase FHLB common stock. See Note 5 - Investment Securities in the Company’s December 31, 2014 10-K for additional discussion on the Company’s evaluation and accounting for its investment in FHLB common stock.

Note 7 - Loans

The following table presents the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands):

	June 30, 2015	December 31, 2014
Commercial and Industrial Loans:	$505,931	$528,517

Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	380,867	339,309
Other Nonresidential Properties	520,568	481,517
Construction, Land Development and Other Land	76,318	72,223
1-4 Family Residential Properties	136,142	121,985
Multifamily Residential Properties	54,789	52,813

Total Loans Secured by Real Estate	1,168,684	1,067,847

Other Loans:	38,389	28,359

Total Loans	$1,713,004	$1,624,723

The following table is a breakout of the Company’s loan portfolio stratified by the industry concentration of the borrower by their respective NAICS code as of the dates indicated (dollars in thousands):

	June 30, 2015	December 31, 2014
Real Estate	$813,110	$744,663
Manufacturing	161,993	161,233
Wholesale	121,359	124,336
Construction	132,071	113,763
Finance	97,897	96,074
Hotel/Lodging	101,335	88,269
Professional Services	55,671	64,215
Other Services	41,439	45,781
Healthcare	47,277	43,917
Retail	37,439	35,503
Administrative Management	26,080	28,016
Restaurant/Food Service	27,808	24,525
Transportation	17,975	18,158
Information	10,126	15,457
Education	9,307	10,253
Entertainment	6,768	8,284
Other	5,349	2,276

Total	$1,713,004	$1,624,723

SBA Loans

As part of the acquisition of PC Bancorp, the Company acquired loans that were originated under the guidelines of the Small Business Administration (“SBA”) program. The total portfolio of the SBA contractual loan balances being serviced by the Company at June 30, 2015 was $105 million, of which $75 million has been sold. Of the $30 million remaining on the Company’s books, $24 million is un-guaranteed and $6 million is guaranteed by the SBA.

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

At June 30, 2015, there were no loans classified as held for sale. At June 30, 2015, the Company does not have any unsold SBA 7a loans.

Allowance for Loan Loss

The following table is a summary of the activity for the allowance for loan loss for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Allowance for loan loss at beginning of period	$13,247	$10,823	$12,610	$10,603
Provision for loan losses	683	408	2,126	483
Net (charge-offs) recoveries:
Charge-offs	(1)	(157)	(891)	(157)
Recoveries	195	210	279	355

Net (charge-offs) recoveries	194	53	(612)	198

Allowance for loan loss at end of period	$14,124	$11,284	$14,124	$11,284

Net (charge-offs) recoveries to average loans	0.01%	0.00%	(0.04)%	0.02%

	June 30, 2015	December 30, 2014
Allowance for loan loss to total loans	0.82%	0.78%
Allowance for loan loss to total loans accounted for at historical cost, which excludes loans and the related allowance for loans acquired through acquisition	1.33%	1.39%

The allowance for losses on unfunded loan commitments to extend credit is primarily related to commercial lines of credit and construction loans. The amount of unfunded loan commitments at June 30, 2015 and December 31, 2014 was $756 million and $720 million, respectively. The inherent risk associated with a loan is evaluated at the same time the credit is extended. However, the allowance held for the commitments is reported in other liabilities within the accompanying balance sheets and not as part of the allowance for loan loss in the above table. The allowance for losses on unfunded loan commitments to extend credit was $558,000 and $471,000 at June 30, 2015 and December 31, 2014, respectively.

The following tables present, by portfolio segment, the changes in the allowance for loan loss and the recorded investment in loans as of the dates and for the periods indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Three Months Ended June 30, 2015
Allowance for loan loss – Beginning balance	$5,737	$1,763	$5,439	$308	$13,247
Provision for loan losses	314	(156)	359	166	683
Net (charge-offs) recoveries:
Charge-offs	(1)	—	—	—	(1)
Recoveries	194	—	1	—	195

Net recoveries	193	—	1	—	194

Ending balance	$6,244	$1,607	$5,799	$474	$14,124

Three Months Ended June 30, 2014
Allowance for loan loss – Beginning balance	$5,278	$1,334	$4,161	$50	$10,823
Provision for loan losses	91	88	228	1	408
Net (charge-offs) recoveries:
Charge-offs	(93)	—	(64)	—	(157)
Recoveries	109	—	101	—	210

Net recoveries	16	—	37	—	53

Ending balance	$5,385	$1,422	$4,426	$51	$11,284

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Six Months Ended June 30, 2015
Allowance for loan loss – Beginning balance	$5,864	$1,684	$4,802	$260	$12,610
Provision for loan losses	995	(77)	994	214	2,126
Net (charge-offs) recoveries:
Charge-offs	(891)	—	—	—	(891)
Recoveries	276	—	3	—	279

Net (charge-offs) recoveries	(615)	—	3	—	(612)

Ending balance	$6,244	$1,607	$5,799	$474	$14,124

Six Months Ended June 30, 2014
Allowance for loan loss – Beginning balance	$5,534	$1,120	$3,886	$63	$10,603
Provision for loan losses	(308)	302	501	(12)	483
Net (charge-offs) recoveries:
Charge-offs	(93)	—	(64)	—	(157)
Recoveries	252	—	103	—	355

Net recoveries	159	—	39	—	198

Ending balance	$5,385	$1,422	$4,426	$51	$11,284

The following tables present both the allowance for loan loss and the associated loan balance classified by loan portfolio segment and by credit evaluation methodology (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
June 30, 2015
Allowance for loan loss:
Individually evaluated for impairment	$624	$—	$52	$—	$676
Collectively evaluated for impairment	5,620	1,607	5,747	474	13,448
Purchased credit impaired (loans acquired with deteriorated credit quality)	—	—	—	—	—

Total Allowance for Loan Loss	$6,244	$1,607	$5,799	$474	$14,124

Loans receivable:
Individually evaluated for impairment	$3,470	$—	$722	$—	$4,192
Collectively evaluated for impairment	502,058	76,318	1,090,110	38,389	1,706,875
Purchased credit impaired (loans acquired with deteriorated credit quality)	403	—	1,534	—	1,937

Total Loans Receivable	$505,931	$76,318	$1,092,366	$38,389	$1,713,004

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
December 31, 2014
Allowance for loan loss:
Individually evaluated for impairment	$222	$—	$—	$—	$222
Collectively evaluated for impairment	5,642	1,684	4,802	260	12,388
Purchased credit impaired (loans acquired with deteriorated credit quality)	—	—	—	—	—

Total Allowance for Loan Loss	$5,864	$1,684	$4,802	$260	$12,610

Loans receivable:
Individually evaluated for impairment	$1,914	$—	$737	$—	$2,651
Collectively evaluated for impairment	525,910	72,223	993,195	28,359	1,619,687
Purchased credit impaired (loans acquired with deteriorated credit quality)	693	—	1,692	—	2,385

Total Loans Receivable	$528,517	$72,223	$995,624	$28,359	$1,624,723

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

The following tables present the risk category of loans by class of loans based on the most recent internal loan classification as of the dates indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
June 30, 2015
Pass	$481,762	$76,318	$1,062,336	$38,338	$1,658,754
Special Mention	10,495	—	11,888	—	22,383
Substandard	13,674	—	18,142	51	31,867
Doubtful	—	—	—	—	—

Total	$505,931	$76,318	$1,092,366	$38,389	$1,713,004

December 31, 2014
Pass	$502,624	$72,223	$977,525	$28,358	$1,580,730
Special Mention	8,738	—	4,878	—	13,616
Substandard	17,155	—	13,221	1	30,377
Doubtful	—	—	—	—	—

Total	$528,517	$72,223	$995,624	$28,359	$1,624,723

Age Analysis of Past Due and Non-Accrual Loans

The following tables present an aging analysis of the recorded investment of past due loans and non-accrual loans as of the dates indicated (dollars in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
June 30, 2015
Commercial and Industrial	$—	$—	$—	$—	$3,870	$502,061	$505,931
Construction, Land Development and Other Land	—	—	—	—	—	76,318	76,318
Commercial and Other Real Estate	—	—	—	—	1,112	1,091,254	1,092,366
Other	—	—	—	—	—	38,389	38,389

Total	$—	$—	$—	$—	$4,982	$1,708,022	$1,713,004

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
December 31, 2014
Commercial and Industrial	$192	$233	$—	$425	$2,604	$525,488	$528,517
Construction, Land Development and Other Land	—	—	—	—	—	72,223	72,223
Commercial and Other Real Estate	354	—	—	354	1,305	993,965	995,624
Other	—	—	—	—	—	28,359	28,359

Total	$546	$233	$—	$779	$3,909	$1,620,035	$1,624,723

Impaired Loans

Impaired loans are evaluated by comparing the fair value of the collateral, if the loan is collateral dependent, and the present value of the expected future cash flows discounted at the loan’s effective interest rate, if the loan is not collateral dependent.

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table below as impaired loans “with no specific allowance recorded.” The valuation allowance disclosed below is included in the allowance for loan loss reported in the consolidated balance sheets as of June 30, 2015 and December 31, 2014.

The following tables present, by loan category, the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, for the dates and periods indicated (dollars in thousands). This table excludes purchased credit impaired loans (loans acquired in acquisitions with deteriorated credit quality) of $1.9 million and $2.4 million at June 30, 2015 and December 31, 2014, respectively.

	June 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Commercial and Industrial	$2,053	$3,550	$—	$520	$609	$—
Commercial and Other Real Estate	103	107	—	737	739	—
With a specific allowance recorded:
Commercial and Industrial	1,417	1,569	624	1,394	1,546	222
Commercial and Other Real Estate	619	623	52	—	—	—
Total
Commercial and Industrial	3,470	5,119	624	1,914	2,155	222
Commercial and Other Real Estate	722	730	52	737	739	—

Total	$4,192	$5,849	$676	$2,651	$2,894	$222

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and Industrial	$2,053	$—	$1,008	$34	$1,562	$—	$1,027	$34
Commercial and Other Real Estate	103	—	2,981	—	106	—	3,325	—
With a specific allowance recorded:
Commercial and Industrial	1,357	—	1,535	—	1,342	—	1,553	—
Commercial and Other Real Estate	619	—	—	—	619	—	—	—
Total:
Commercial and Industrial	3,410	—	2,543	34	2,904	—	2,580	34
Commercial and Other Real Estate	722	—	2,981	—	725	—	3,325	—

Total	$4,132	$—	$5,524	$34	$3,629	$—	$5,905	$34

The following is a summary of additional information pertaining to impaired loans for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest foregone on impaired loans	$88	$103	$138	$274
Cash collections applied to reduce principal balance	$19	$2,763	$19	$2,871
Interest income recognized on cash collections	$—	$34	$—	$34

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

The following tables include the recorded investment and unpaid principal balances for troubled debt restructured loans for the periods ending June 30, 2015 and December 31, 2014 (dollars in thousands). These tables include two TDR loans that were purchased credit impaired. As of June 30, 2015, these loans had a recorded investment of $174,000 and unpaid principal balances of $357,000.

As of and for the period ended June 30, 2015	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Commercial and Industrial	$474	$678	$—
Commercial and Other Real Estate	103	107	—

Total	$577	$785	$—

As of and for the year ended December 31, 2014	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Commercial and Industrial	$530	$719	$—
Commercial and Other Real Estate	114	115	—

Total	$644	$834	$—

There was no interest income recognized for the above troubled debt restructured loans during the three months and six months ended June 30, 2015 or June 30, 2014.

There were no loans modified or restructured during the three months and six months ended June 30, 2015 or June 30, 2014.

Loans are restructured in an effort to maximize collections. Impairment analyses are performed on the Company’s troubled debt restructured loans in conjunction with the normal allowance for loan loss process. The Company’s troubled debt restructured loans are analyzed to ensure adequate cash flow or collateral supports the outstanding loan balance.

There have been no payment defaults in six months ended June 30, 2015 or June 30, 2014 subsequent to modification on troubled debt restructured loans that have been modified within the last twelve months.

Loans Acquired Through Acquisition

The following table reflects the accretable net discount for loans acquired through acquisition, for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$20,078	$7,350	$21,402	$7,912
Accretion, included in interest income	(1,461)	(889)	(2,677)	(1,451)
Reclassifications to non-accretable yield	(362)	(49)	(470)	(49)

Balance, end of period	$18,255	$6,412	$18,255	$6,412

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

The following table reflects the outstanding balance and related carrying value of PCI loans as of the dates indicated (dollars in thousands):

	June 30, 2015		December 31, 2014
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and Industrial	$727	$403	$1,205	$693
Commercial and Other Real Estate	2,367	1,534	3,018	1,692
Other	—	—	62	—

Total	$3,094	$1,937	$4,285	$2,385

The following table reflects the activities in the accretable net discount for PCI loans for the period indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$305	$378	$324	$395
Accretion, included in interest income	(19)	(18)	(38)	(35)
Reclassifications from non-accretable yield	—	—	—	—

Balance, end of period	$286	$360	$286	$360

Note 8 – Qualified Affordable Housing Project Investments

The Company’s investment in Qualified Affordable Housing Projects that generate Low Income Housing Tax Credits (“LIHTC”) at June 30, 2015 was $3.9 million, compared to $4.1 million at December 31, 2014. The net decrease of $229,000 is the result of $1.1 million amortization of the cost of the investment offset by $0.8 million of funding during the six months ended June 30, 2015. The funding liability for the LIHTC at June 30, 2015 was $1.7 million compared to $2.5 million, at December 31, 2014. See Note 11 – Qualified Affordable Housing Project Investments in the Company’s 10-K financial statements at December 31, 2014 for additional detail regarding the Company’s investment in LIHTC.

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

As discussed in Note 6 – Investment Securities, the Company has pledged certain investments as collateral for these agreements. Securities with a fair value of $28.7 million and $32.3 million were pledged to secure the Repos at June 30, 2015 and December 31, 2014, respectively.

The tables below describe the terms and maturity of the Company’s securities sold under agreements to repurchase as of the dates indicated (dollars in thousands):

	June 30, 2015
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
June 30, 2015	$14,424	0.13% – 0.25%	1 day	July 1, 2015

Total	$14,424	0.22%

	December 31, 2014
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
December 31, 2014	$9,411	0.13% – 0.25%	2 days	January 2, 2015

Total	$9,411	0.20%

Federal Home Loan Bank Borrowings

The Company maintains a secured credit facility with the Federal Home Loan Bank of San Francisco “FHLB”, allowing the Company to borrow on an overnight and term basis. The Company’s credit facility with the FHLB is $601.6 million, which represents approximately 25% of the Bank’s total assets, as reported by the Bank in its March 31, 2015 FFIEC Call Report.

As of June 30, 2015, the Company had $759.3 million of loan collateral pledged with the FHLB which provides $503 million in borrowing capacity. The Company has $21.6 million in investment securities pledged with the FHLB to support this credit facility. In addition, the Company must maintain an investment in the Capital Stock of the FHLB. Under the FHLB Act, the FHLB has a statutory lien on the FHLB capital stock that the Company owns and the FHLB capital stock serves as further collateral under the borrowing line.

The Company had no outstanding advances (borrowings) with the FHLB as of June 30, 2015 or December 31, 2014.

Subordinated Debentures

The following table summarizes the terms of each issuance of subordinated debentures outstanding as of June 30, 2015:

Series	Amount (in thousands)	Issuance Date	Maturity Date	Rate Index	Current Rate	Next Reset Date
Trust I	$6,186	12/10/04	03/15/35	3 month LIBOR + 2.05%	2.34%	09/15/15
Trust II	3,093	12/23/05	03/15/36	3 month LIBOR + 1.75%	2.04%	09/15/15
Trust III	3,093	06/30/06	09/18/36	3 month LIBOR + 1.85%	2.14%	09/15/15

Subtotal	12,372
Unamortized fair value adjustment	(2,754)

Net	$9,618

The Company had an aggregate outstanding contractual balance of $12.4 million in subordinated debentures at June 30, 2015. These subordinated debentures were acquired as part of the PC Bancorp merger and were issued to trusts originally established by PC Bancorp, which in turn issued trust preferred securities. These subordinated debentures were issued in three separate series. Each issuance had a maturity of 30 years from their approximate date of issue. All three subordinated debentures are variable rate instruments that reprice quarterly based on the three month LIBOR plus a margin (see tables above). All three subordinated debentures had their interest rates reset in June 2015 at the current three month LIBOR plus their index, and will continue to reprice quarterly through their maturity date. All three subordinated debentures are currently callable at par with no prepayment penalties.

Under Dodd Frank, trust preferred securities are excluded from Tier 1 capital, unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. CU Bancorp assumed approximately $12.4 million of junior subordinated debt securities issued to various business trust subsidiaries of Premier Commercial Bancorp and funded through the issuance of approximately $12.0 million of floating rate capital trust preferred securities. These junior subordinated debt securities were issued prior to May 19, 2010. Because CU Bancorp has less than $15 billion in assets, the trust preferred securities that CU Bancorp assumed from Premier Commercial Bancorp continue to be included in Tier 1 capital, subject to a limit of 25% of Tier 1 capital elements.

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

Note 10 - Derivative Financial Instruments

Derivative Financial Instruments Acquired from 1st Enterprise Bank

The Company is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. At June 30, 2015, the Company has thirteen interest rate swap agreements with customers and thirteen offsetting interest-rate swaps with a counterparty bank that were acquired as a result of the merger with 1st Enterprise on November 30, 2014. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Company a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating significant interest rate risk in the Company’s earnings.

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

The Company believes the risk of loss associated with counterparty borrowers relating to interest rate swaps is mitigated as the loans with swaps are underwritten to take into account potential additional exposure, although there can be no assurances in this regard since the performance of the swaps is subject to market and counterparty risk. At June 30, 2015 and December 31, 2014, the total notional amount of the Company’s swaps acquired from 1st Enterprise was $35.1 million and $35.7 million, respectively.

The following table presents the fair values of the asset of the Company’s derivative instruments acquired from 1st Enterprise as of the dates indicated (dollars in thousands):

	Asset Derivatives
	June 30, 2015	December 31, 2014
Interest rate swap contracts fair value	$738	$719

Balance sheet location	Accrued Interest Receivable and Other Assets	Accrued Interest Receivable and Other Assets

The following table presents the fair values of the liability of the Company’s derivative instruments acquired from 1st Enterprise as of the dates indicated (dollars in thousands):

	Liability Derivatives
	June 30, 2015	December 31, 2014
Interest rate swap contracts fair value	$738	$719

Balance sheet location	Accrued Interest Payable and Other Liabilities	Accrued Interest Payable and Other Liabilities

Derivative Financial Instruments Acquired from PC Bancorp

At June 30, 2015, the Company also has twenty one pay-fixed, receive-variable, interest rate contracts that are designed to convert fixed rate loans into variable rate loans. The Company acquired these interest rate swap contracts on July 31, 2012 as a result of the merger with PC Bancorp. Nineteen one of the original interest rate swap contracts were re-designated as accounting hedges effective October 1, 2012.

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

The following table presents the notional amount and the fair values of the asset and liability of the Company’s derivative instruments acquired from PC Bancorp as of the dates indicated (dollars in thousands):

	Liability Derivatives
	June 30, 2015	December 31, 2014
Fair Value Hedges
Total interest rate contacts notional amount	$28,259	$29,289

Derivatives not designated as hedging instruments:
Interest rate swap contracts fair value	$435	$519
Derivatives designated as hedging instruments:
Interest rate swap contracts fair value	1,836	2,277

Total interest rate contracts fair value	$2,271	$2,796

Balance sheet location	Accrued Interest Payable and Other Liabilities	Accrued Interest Payable and Other Liabilities

The Effect of Derivative Instruments on the Consolidated Statements of Income

The following table summarizes the effect of derivative financial instruments on the consolidated statements of income for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Derivatives not designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$57	$32	$84	$93
Payments on interest rate swap contracts on loans	(66)	(68)	(132)	(136)

Net decrease in other non-interest income	(9)	(36)	(48)	(43)

Derivatives designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$356	$118	$441	$301
Increase (decrease) in fair value of hedged loans	(73)	165	88	238
Payment on interest rate swap contracts on loans	(285)	(317)	(571)	(633)

Net (decrease) in interest income on loans	$(2)	$(34)	$(42)	$(94)

Under all of the Company’s interest rate swap contracts, the Company is required to pledge and maintain collateral for the credit support under these agreements. At June 30, 2015, the Company had $2.1 million in investment securities, $2.7 million in certificates of deposit and $1.6 million in non-interest bearing balances for a total of $6.4 million, of which $4.6 million is pledged as collateral.

Note 11 – Balance Sheet Offsetting

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

The Company’s securities sold under repurchase agreements represent transactions the Company has entered into with several deposit customers. These transactions represent the sale of securities on an overnight or on a term basis to our deposit customers under an agreement to repurchase the securities from the customers the next business day or at maturity. There is an individual contract for each customer with only one transaction per customer. There is no master agreement that provides for the netting arrangement or the offsetting of these individual transactions or for the netting of collateral positions. The Company does not net or offset the Repos in its consolidated balance sheets as reflected within the table below.

The table below presents the Company’s financial instruments that may be eligible for offsetting which include securities sold under agreements to repurchase that have no enforceable master netting arrangement and derivative securities that could be offset in the consolidated financial statements due to an enforceable master netting arrangement (dollars in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Pledged	Net Amount (Collateral over liability balance required to be pledged)
June 30, 2015
Financial Assets:
Interest rate swap contracts fair value (See Note 10 – Derivative Financial Instruments)	$738	$—	$738	$738	$—	$—

Total	$738	$—	$738	$738	$—	$—

Financial Liabilities:
Interest rate swap contracts fair value (See Note 10 – Derivative Financial Instruments)	$3,009	$—	$3,009	$3,009	$4,598	$1,589

Securities sold under agreements to repurchase (See Note 9 – Borrowings and Subordinated Debentures)	14,424	—	14,424	14,424	28,669	14,245

Total	$17,433	$—	$17,433	$17,433	$33,267	$15,834

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount (Collateral over liability balance required to be pledged)
				Financial Instruments	Collateral Pledged
December 31, 2014
Financial Assets:
Interest rate swap contracts fair value (See Note 10 – Derivative Financial Instruments)	$719	$—	$719	$719	$—	$—

Total	$719	$—	$719	$719	$—	$—

Financial Liabilities:
Interest rate swap contracts fair value (See Note 10 – Derivative Financial Instruments)	$3,515	$—	$3,515	$3,515	$4,150	$635

Securities sold under agreements to repurchase (See Note 9 – Borrowings and Subordinated Debentures)	9,411	—	9,411	9,411	32,304	22,893

Total	$12,926	$—	$12,926	$12,926	$36,454	$23,528

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

At June 30, 2015, future compensation expense related to unvested restricted stock grants are reflected in the table below (dollars in thousands):

Restricted Stock Expense
Remainder of 2015	$1,424
2016	1,879
2017	760
2018	273
2019	31
Thereafter	—

Total	$4,367

There was no future compensation expense related to stock options as of June 30, 2015. All stock options outstanding at June 30, 2015 are vested.

Stock Options

There were no stock options granted by the Company in 2012, 2013, 2014, or during the six months ended June 30, 2015.

The following table summarizes the share option activity under the plans as of the date and for the period indicated:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock options at December 31, 2014	1,016,490	$10.13	1.6	$11,770
Granted	—
Exercised	(112,115)
Forfeited	(5,000)
Expired	—

Outstanding stock options at June 30, 2015	899,375	$10.20	1.2	$10,761

Exercisable options at June 30, 2015	899,375	$10.20	1.2	$10,761
Unvested options at June 30, 2015	—

The Company recorded stock option compensation expense of $400 and $2,000 for the three months ended June 30, 2015 and 2014, and $1,700 and $6,000 for the six months period June 30, 2015 and 2014, respectively.

The total intrinsic value of options exercised during the three months ended June 30, 2015 and 2014 was $1,340,000 and $894,000, respectively.

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

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Unvested at December 31, 2014	309,506	$16.41
Granted	117,800	20.97
Vested	(50,500)	12.49
Cancelled and forfeited	(8,925)	16.69

Unvested at June 30, 2015	367,881	$18.40

Restricted stock compensation expense related to the restricted stock grants reflected in the table above was $751,000 and $477,000 for the three month period ended June 30, 2015 and 2014 and $1,263,000 and $881,000 for the six month period ended June 30, 2015 and 2014, respectively. Restricted stock awards reflected in the table above are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed. During the three months and six months ended June, 2015, the Company granted 40,000 shares of Restricted Stock Unit (“RSU”), respectively, under the Equity Plan to one of its executive officers. Such grant is reflected in the table above. The shares of common stock underlying the 40,000 shares of RSU will not be issued until the RSUs vest but are outstanding as of June 30, 2015. The RSUs are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed.

Note 13 – Shareholders’ Equity

Common Stock

During the first and second quarters of 2015, the Company’s issued common stock increased by 157,003 shares, from 16,683,856 shares at December 31, 2014, to 16,840,859 shares at June 30, 2015. During the six months ended June 30, 2015, the Company issued 112,115 shares of stock from the exercise of employee stock options for a total value of $1,020,000. The Company also granted 77,800 shares of restricted stock awards to the Company’s directors and employees and cancelled 8,925 shares of unvested restricted stock related to employee turnover, resulting in a net issuance of restricted stock of 68,875 shares. Further, the Company cancelled 23,987 shares of restricted stock that had a value of $504,000, when employees elected to pay their tax obligation via the repurchase of the stock by the Company.

The Equity Plan, as amended, allows employees to make an election to have a portion of their restricted stock that became vested during the year repurchased by the Company to provide funds to pay the employee’s tax obligation related to the vesting of the stock.

Preferred Stock

As discussed in Note 3 - Business Combinations, the Company completed the merger with 1st Enterprise on November 30, 2014. As part of the Merger Agreement, 16,400 shares of preferred stock issued by 1st Enterprise as part of the Small Business Lending Fund (SBLF) program of the United States Department of Treasury was converted into substantially 16,400 identical shares with identical terms. CU Bancorp Preferred Stock has a liquidation preference amount of $1,000 per share, designated as the Company’s Non-Cumulative Perpetual Preferred Stock, Series A. The U.S. Department of the Treasury is the sole holder of all outstanding shares of CU Bancorp Preferred Stock. The CU Bancorp Preferred Stock has an estimated life of four years and the fair value was $15.9 million at the merger date, resulting in a net discount of $479,000. The life-to-date and the year-to-date accretion on the net discount as of June 30, 2015 is $566,000 and $483,000, respectively. The net carrying value of the CU Bancorp Preferred Stock is $16.5 million ($16.4 million net of $87,000 net discount) as of June 30, 2015. Dividends on the CU Bancorp Preferred Stock are paid to the U.S. Department of the Treasury on a quarterly basis. See Note 22 - Regulatory Matters, in the Company’s 2014 Form 10-K, for restrictions on dividends.

The Company currently includes the Non-Cumulative Perpetual Preferred Stock, Series A, in its Tier I capital. Under Basel III, the CU Bancorp Preferred Stock continues to be included in Tier I Risk-Based Capital because non-cumulative perpetual preferred stock remained classified as Tier I capital following the enactment of Dodd Frank.

Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the periods indicated (dollars in thousands):

	Before Tax	Tax Effect	Net of Tax
Three Months Ended – June 30, 2015
Net unrealized gains (losses) on investment securities:
Beginning balance	$1,215	$(514)	$701

Net unrealized (losses) arising during the period	(1,297)	548	(749)

Ending balance	$(82)	$34	$(48)

	Before Tax	Tax Effect	Net of Tax
Three Months Ended – June 30, 2014
Net unrealized gains (losses) on investment securities:
Beginning balance	$(80)	$33	$(47)

Net unrealized gains arising during the period	411	(169)	242

Ending balance	$331	$(136)	$195

	Before Tax	Tax Effect	Net of Tax
Six Months Ended – June 30, 2015
Net unrealized gains (losses) on investment securities:
Beginning balance	$333	$(143)	$190

Net unrealized (losses) arising during the period	(415)	177	(238)

Ending balance	$(82)	$34	$(48)

	Before Tax	Tax Effect	Net of Tax
Six Months Ended – June 30, 2014
Net unrealized gains (losses) on investment securities:
Beginning balance	$(348)	$143	$(205)

Net unrealized gains arising during the period	679	(279)	400

Ending balance	$331	$(136)	$195

Note 14 - Commitments and Contingencies

Litigation

From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company accrues for any probable loss contingencies that are estimable and discloses any material losses. As of June 30, 2015, there were no legal proceedings against the Company the outcome of which are expected to have a material adverse impact on the Company’s financial position, results of operations or cash flows, as a whole.

Financial Instruments with Off Balance Sheet Risk

See Note 21 – Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Financial instruments with off balance sheet risk include commitments to extend credit of $756 million and $720 million at June 30, 2015 and December 31, 2014, respectively. Included in the aforementioned commitments were standby letters of credit outstanding of $76.9 million and $57.2 million at June 30, 2015 and December 31, 2014, respectively.

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

In accordance with accounting guidance, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are as follows:

•	Level 1 – Observable unadjusted quoted market prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 – Significant other observable market based inputs, other than Level 1 prices such as quoted prices for similar assets or liabilities or unobservable inputs that are corroborated by market data. This includes quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data, either directly or indirectly. This would include those financial instruments that are valued using models or other valuation methodologies where substantially all of the assumptions are observable in the marketplace, can be derived from observable market data or are supported by observable levels at which transactions are executed in the marketplace.

•	Level 3 – Significant unobservable inputs that reflect a reporting entity’s evaluation about the assumptions that market participants would use in pricing an asset or liability. Assets measured utilizing level 3 are for positions that are not traded in active markets or are subject to transfer restrictions, and or where valuations are adjusted to reflect illiquidity and or non-transferability. These assumptions are not corroborated by market data. This is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. Management uses a combination of reviews of the underlying financial statements, appraisals and management’s judgment regarding credit quality to determine the value of the financial asset or liability.

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

Interest Rate Swap Contracts: The fair value of the interest rate swap contracts are provided by independent third party vendors that specializes in interest rate risk management and fair value analysis using a model that utilizes current market data to estimate cash flows of the interest rate swaps utilizing the future London Interbank Offered Rate (“LIBOR”) yield curve for accruing and the future Overnight Index Swap Rate (“OIS”) yield curve for discounting through the maturity date of the interest rate swap contract. The future LIBOR yield curve is the primary input in the valuation of the interest rate swap contracts. Both the LIBOR and OIS yield curves are readily observable in the marketplace. Accordingly, the interest rate swap contracts are classified within Level 2 of the fair value hierarchy.

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

Subordinated Debentures: The fair value of the three variable rate subordinated debentures (“debentures”) is estimated using a discounted cash flow calculation that applies the three month LIBOR plus the margin index at June 30, 2015, to the cash flows from the debentures, based on the actual interest rate the debentures were accruing at June 30, 2015. Because all three of the debentures re-priced on June 11, 2015 based on the current three month LIBOR index rate plus the index margin at that date, and with relatively little to no change in the three month LIBOR index rate from the re-pricing date through June 30, 2015, the current face value of the debentures and their calculated fair value are approximately equal. The inputs utilized in determining the fair value of subordinated debentures are observable and accordingly, these financial liabilities are classified within Level 2 of the fair value hierarchy.

Fair Value of Commitments: Loan commitments that are priced on an index plus a margin to a market rate of interest are reported at the carrying value of the loan commitment. Loan commitments on which the committed fixed interest rate is less than the current market rate were insignificant at June 30, 2015 and December 31, 2014.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis as of the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets – June 30, 2015
Investment securities available-for-sale	$217,481	$—	$217,481	$—
Interest Rate Swap Contracts	738	—	738	—

Financial Liabilities – June 30, 2015
Interest Rate Swap Contracts	$3,009	$—	$3,009	$—

Financial Assets – December 31, 2014
Investment securities available-for-sale	$226,962	$—	$226,962	$—
Interest Rate Swap Contracts	719	—	719	—

Financial Liabilities – December 31, 2014
Interest Rate Swap Contracts	$3,515	$—	$3,515	$—

At December 31, 2014 and at June 30, 2015 the Company had no financial assets or liabilities that were measured at fair value on a recurring basis that required the use of significant unobservable inputs (Level 3). Additionally, there were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis for the three months and six months ended June 30, 2015 and 2014.

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

There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a non-recurring basis for the three and six months ended June 30, 2015. There was one loan transferred to other real estate owned “OREO” during the quarter ending June 30, 2014 at a value of $219,000.

The following table presents the balances of assets and liabilities measured at fair value on a non-recurring basis by caption and by level within the fair value hierarchy as of the dates indicated (dollars in thousands):

	Recorded Investment Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – June 30, 2015
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs (non-purchased credit impaired loans)	$1,360	$—	$—	$1,360
Other real estate owned	850	—	—	850

Total	$2,210	$—	$—	$2,210

Financial Assets – December 31, 2014
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs (non-purchased credit impaired loans)	$1,173	$—	$—	$1,173
Other real estate owned	850	—	—	850

Total	$2,023	$—	$—	$2,023

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of the dates indicated (dollars in thousands):

	Fair Value	Valuation Methodology	Valuation Model and/or Factors	Unobservable Input Values
Financial Assets – June 30, 2015
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-off	$793	Credit loss estimate of aged accounts receivable collateral	Credit loss factors on aging of accounts receivable collateral	20%-80%
			Estimated selling costs	15%
	567	Commercial real estate appraisal	Sales approach Estimated selling costs	8%

	1,360

Other real estate owned	850	Residential real estate appraisal	Sales approach Estimated selling costs	6%

Total	$2,210

	Fair Value	Valuation Methodology	Valuation Model and/or Factors	Unobservable Input Values
Financial Assets – December 31, 2014
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-off	$1,173	Credit loss estimate of aged accounts receivable collateral	Credit loss factors on aging of accounts receivable collateral	10%-80%
			Estimated selling costs	15%
Other real estate owned	850	Residential real estate appraisal	Sales approach Estimated selling costs	6%

Total	$2,023

Fair Value of Financial Assets and Liabilities

ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or on a non-recurring basis. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of June 30, 2015 and December 31, 2014. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The description of the valuation methodologies used for assets and liabilities measured at fair value and for estimating fair value for financial instruments not recorded at fair value has been described above.

The table below presents the carrying amounts and fair values of financial instruments based on their fair value hierarchy indicated (dollars in thousands):

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Financial Assets
Investment securities available-for-sale	$217,481	217,481	$—	$217,481	$—
Investment securities held-to-maturity	44,014	43,808	—	43,808	—
Loans, net	1,698,880	1,737,061	—	—	1,737,061
Interest rate swap contracts	738	738	—	738	—
Financial Liabilities
Certificates of deposit	59,576	59,576	—	59,576	—
Securities sold under agreements to repurchase	14,424	14,424	—	14,424	—
Subordinated debentures	9,618	12,372	—	12,372	—
Interest rate swap contracts	3,009	3,009	—	3,009	—

December 31, 2014
Financial Assets
Investment securities available-for-sale	$226,962	226,962	$—	$226,962	$—
Investment securities held-to-maturity	47,147	47,159	—	47,159	—
Loans, net	1,612,113	1,627,717	—	—	1,627,717
Interest rate swap contracts	719	719	—	719	—
Financial Liabilities
Certificates of deposit	64,840	64,857	—	64,857	—
Securities sold under agreements to repurchase	9,411	9,411	—	9,411	—
Subordinated debentures	9,538	12,372	—	12,372	—
Interest rate swap contracts	3,515	3,515	—	3,515	—

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

California United Bank (the “Bank”) is a full-service commercial business bank offering a broad range of banking products and services including: deposit services, lending and cash management to small and medium-sized businesses in Los Angeles, Orange, Ventura and San Bernardino counties, to non-profit organizations, to business principals and entrepreneurs, to the professional community, including attorneys, certified public accountants, financial advisors, healthcare providers and investors. The Bank opened for business in 2005, with its current headquarters office located in Los Angeles, California. As a state chartered non-member bank, the Bank is subject to regulation by the California Department of Business Oversight, (the “DBO”) and the Federal Deposit Insurance Corporation (“FDIC”). The deposits of the Bank are insured by the FDIC, to the maximum amount allowed by law.

Total assets increased $205.7 million or 9.1% from December 31, 2014 to $2.5 billion at June 30, 2015, mainly due to deposit growth of $189.8 million and earnings available to common shareholders of $8.9 million. Loan growth during the period was concentrated primarily in Owner-Occupied Nonresidential Property loans of $39.1 million and Other Nonresidential Property loans of $41.6 million. Funding the loan growth of the Company for the six months ended June 30, 2015 were increases in non-interest bearing demand deposits of $102.1 million, interest bearing deposits of $45.5 million and money market and savings deposit of $47.5 million. At both June 30, 2015 and December 31, 2014, non-interest bearing deposits represented 53% of total deposits.

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

Our critical accounting policies are described in greater detail in the Company’s 2014 Annual Report on Form 10-K, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessment, are as follows:

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

The Allowance is an amount that management believes will be adequate to absorb estimated charge-offs related to specifically identified loans, as well as probable loan losses inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. Management carefully monitors changing economic conditions, the concentrations of loan categories and collateral, the financial condition of the borrowers, the history of the loan portfolio, as well as historical peer group loan loss data to determine the adequacy of the Allowance. The Allowance is based upon estimates, and actual charge-offs may vary from the estimates. No assurance can be given that adverse future economic conditions will not lead to delinquent loans, increases in the provision for loan losses and/or charge-offs. These evaluations are inherently subjective, as they require estimates that are susceptible to significant revisions as conditions change. In addition, regulatory agencies, as an integral part of their examination process, may require additions to the Allowance based on their judgment about information available at the time of their examinations. Management believes that the Allowance as of June 30, 2015 is adequate to absorb known and probable losses in the loan portfolio.

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

Investment Securities

The Company currently classifies its investment securities under the available-for-sale and held-to-maturity classification. Under the available-for-sale classification, securities can be sold in response to certain conditions, such as changes in interest rates, changes in the credit quality of the securities, when the credit quality of a security does not conform with current investment policy guidelines, fluctuations in deposit levels, loan demand or need to restructure the portfolio to better match the maturity or interest rate characteristics of liabilities with assets. Securities classified as available-for-sale are accounted for at their current fair value rather than amortized cost. Unrealized gains or losses are excluded from net income and reported as a separate component of accumulated other comprehensive income (loss) included in shareholders’ equity. Under the held-to-maturity classification, if the Company has the intent and the ability at the time of purchase to hold these securities until maturity, they are classified as held-to-maturity and are stated at amortized cost.

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

Business Combinations

The Company has a number of fair value adjustments recorded within the consolidated financial statements at June 30, 2015 that were created from the business combinations with California Oaks State Bank (COSB), Premier Commercial Bancorp (PC Bancorp) and 1st Enterprise Bank (1st Enterprise) on December 31, 2010, July 31, 2012 and November 30, 2014, respectively. These fair value adjustments include the Company’s goodwill, fair value adjustments on loans, core deposit intangible assets, other intangible assets, fair value adjustments to acquired lease obligations, fair value adjustments to high rate certificates of deposit and fair value adjustments on derivatives. The assets and liabilities acquired through acquisition have been accounted for at fair value as of the date of the acquisition. The goodwill that was recorded on the transactions represented the excess of the purchase price over the fair value of net assets acquired. If the consideration paid would have been less than the fair value of the net assets acquired, the Company would have recorded a bargain purchase gain. Goodwill is not amortized and is reviewed for impairment on October 1st of each year. If an event occurs or circumstances change that results in it being probable that the Company’s fair value has declined below its book value, the Company would perform an impairment analysis at that time.

Based on the Company’s 2014 goodwill impairment analysis, no impairment to goodwill has occurred. The Company is a sole reporting unit for evaluation of goodwill. We believe the estimated fair value of the Company is above its carrying value at June 30, 2015.

The core deposit intangibles on non-maturing deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed through acquisition, are being amortized over the projected useful lives of the deposits. The average remaining life of the core deposit intangible is estimated at approximately 7 years at June 30, 2015. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Purchased Credit Impaired (“PCI”) loans are acquired loans with evidence of deterioration of credit quality since origination and it is probable at the acquisition date, that the Company will not be able to collect all contractually required amounts. When the timing and/or amounts of expected cash flows on such loans are not reasonably estimable, no interest is accreted and the loan is reported as a non-accrual loan; otherwise, if the timing and amounts of expected cash flows for PCI loans are reasonably estimable, then interest is accreted and the loans are reported as accruing loans. The non-accretable portion represents the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows, and also reflects the estimated credit losses in the acquired loan portfolio at the acquisition date and can fluctuate due to changes in expected cash flows during the life of the PCI loans. For non-PCI loans, loan fair value adjustments consist of an interest rate premium or discount and a credit component on each individual loan and are amortized to loan interest income based on the effective yield method over the remaining life of the loans.

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

RESULTS OF OPERATIONS

Key Profitability Measures

The following table presents key profitability measures for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	Amounts		Increase (Decrease)		Amounts		Increase (Decrease)
	2015	2014	$	%	2015	2014	$	%
Net Income Available to Common Shareholders	$4,955	$2,386	$2,569	107.67%	$8,882	$5,052	$3,830	75.81%

Earnings per share
Basic	$0.30	$0.22	$0.08	36.65%	$0.54	$0.46	$0.08	17.41%
Diluted	$0.29	$0.21	$0.08	39.42%	$0.53	$0.45	$0.08	16.89%
Return on average tangible common equity	10.00%	7.54%	2.46%	32.69%	9.13%	14.03%	(4.89)%	(34.89)%
Return on average assets	0.82%	0.69%	0.13%	19.48%	0.76%	0.73%	0.02%	2.99%
Net interest rate spread	3.73%	3.70%	0.03%	0.81%	3.77%	3.67%	0.10%	2.72%
Net interest margin	3.87%	3.88%	(0.01)%	(0.26)%	3.91%	3.85%	0.06%	1.56%
Efficiency ratio (1)	61.20%	67.53%	(6.34)%	(9.38)%	62.63%	67.95%	(5.32)%	(7.83)%

(1)	Efficiency ratio is defined as non-interest expense divided by the sum of net interest income plus non-interest income excluding gain on sale of securities, net.

Operations Performance Summary

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net income available to common shareholders for the three months ended June 30, 2015 was $5.0 million, or $0.29 per diluted share, compared to $2.4 million, or $0.21 per diluted share for the three months ended June 30, 2014. The $2.6 million increase, or 108%, was primarily due to an $8.7 million increase in net interest income and a $1.3 million increase in non-interest income, offset by a $5.2 million increase in non-interest expense. These increases are due to strong organic loan growth, coupled with the merger with 1st Enterprise on November 30, 2014. Salaries and employee benefits increased $3.5 million for the three months ended June 30, 2015, due to a larger employee base as a result of the merger. Further, core deposit intangible amortization increased $353,000 for the three months ended June 30, 2015, mainly due to the $7.4 million core deposit intangible recognized from the 1st Enterprise merger. Each of these increases and or decreases is more fully described below.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net income available to common shareholders for the six months ended June 30, 2015 was $8.9 million, or $0.53 per diluted share, compared to $5.1 million, or $0.45 per diluted share for the six months ended June 30, 2014. The $3.8 million increase, or 76%, was primarily due to a $17.2 million increase in net interest income and a $2.1 million increase in non-interest income, offset by a $10.6 million increase in non-interest expense. These increases are due to strong organic loan growth coupled with the merger with 1st Enterprise on November 30, 2014. Salaries and employee benefits increased $6.6 million for the six months ended June 30, 2015, due to a larger employee base as a result of the merger. Further, core deposit intangible amortization increased $705,000 for the six months ended June 30, 2015, mainly due to the $7.4 million core deposit intangible recognized from the 1st Enterprise merger. The provision for loan losses also increased by $1.6 million, as a result of strong organic loan growth and net charge-offs of $612,000. Each of these increases and or decreases is more fully described below.

Average Balances, Interest Income and Expense, Yields and Rates

The following tables present the Company’s average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yield/rate for the periods presented. All average balances are daily average balances (dollars in thousands).

	Three Months Ended
	June 30, 2015			June 30, 2014
	Average Balance	Interest	Average Yield/Rate (5)	Average Balance	Interest	Average Yield/Rate (5)
Interest Earning Assets:
Deposits in other financial institutions	$265,123	$246	0.37%	$240,335	$206	0.34%
Investment securities (2)	265,367	1,051	1.58%	101,410	467	1.84%
Loans (1)	1,673,185	20,644	4.95%	958,129	12,366	5.18%

Total interest-earning assets	2,203,675	21,941	3.99%	1,299,874	13,039	4.02%
Non-interest-earning assets	212,825			90,383

Total Assets	$2,416,500			$1,390,257

Interest Bearing Liabilities:
Interest bearing transaction accounts	$254,843	$98	0.15%	$139,425	$66	0.19%
Money market and savings deposits	693,090	408	0.24%	353,962	222	0.25%
Certificates of deposit	60,469	46	0.31%	60,752	55	0.36%

Total Interest Bearing Deposits	1,008,402	552	0.22%	554,139	343	0.25%
Securities sold under agreements to repurchase	12,571	7	0.22%	15,425	11	0.29%
Subordinated debentures	9,598	109	4.49%	9,439	107	4.48%

Total Interest Bearing Liabilities	1,030,571	668	0.26%	579,003	461	0.32%
Non-interest bearing demand deposits	1,081,090			652,094

Total funding sources	2,111,661			1,231,097
Non-interest bearing liabilities	16,909			14,733
Shareholders’ Equity	287,930			144,427

Total Liabilities and Shareholders’ Equity	$2,416,500			$1,390,257

Excess of interest-earning assets over funding sources	$92,014			$68,777
Net interest income		$21,273			$12,578
Net interest rate spread (3)			3.73%			3.70%
Net interest margin (4)			3.87%			3.88%
Core net interest margin (6)			3.79%			3.73%

(1)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(2)	Average balances of investment securities are presented on an amortized cost basis and thus do not include the unrealized gain or loss on the securities.
(3)	Net interest rate spread represents the yield earned on average total interest-earning assets less the rate paid on average total interest bearing liabilities.
(4)	Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(5)	Annualized
(6)	Core net interest margin is computed by dividing annualized net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and interest recovered or reversed on non-accrual loans or other nonrecurring items based on management’s judgement, by average total interest-earning assets. See the reconciliation table for core net interest margin.

	Six Months Ended
	June 30, 2015			June 30, 2014
	Average Balance	Interest	Average Yield/Rate (5)	Average Balance	Interest	Average Yield/Rate (5)

Interest Earning Assets:
Deposits in other financial institutions	$231,481	$448	0.38%	$252,973	$417	0.33%
Investment securities (2)	268,418	2,231	1.66%	103,080	968	1.88%
Loans (1)	1,662,055	40,550	4.92%	940,648	24,290	5.21%

Total interest-earning assets	2,161,954	43,229	4.03%	1,296,701	25,675	3.99%
Non-interest-earning assets	207,466			91,362

Total Assets	$2,369,420			$1,388,063

Interest Bearing Liabilities:
Interest bearing transaction accounts	$246,577	$198	0.16%	$138,720	$124	0.18%
Money market and savings deposits	672,023	791	0.24%	363,556	456	0.25%
Certificates of deposit	62,196	97	0.31%	61,852	111	0.36%

Total Interest Bearing Deposits	980,796	1,086	0.22%	564,128	691	0.25%
Securities sold under agreements to repurchase	11,671	12	0.21%	13,698	19	0.28%
Subordinated debentures	9,583	216	4.46%	9,419	214	4.52%

Total Interest Bearing Liabilities	1,002,050	1,314	0.26%	587,245	924	0.32%
Non-interest bearing demand deposits	1,063,958			642,716

Total funding sources	2,066,008			1,229,961
Non-interest bearing liabilities	17,982			15,658
Shareholders’ Equity	285,430			142,444

Total Liabilities and Shareholders’ Equity	$2,369,420			$1,388,063

Excess of interest-earning assets over funding sources	$95,946			$66,740
Net interest income		$41,915			$24,751
Net interest rate spread (3)			3.77%			3.67%
Net interest margin (4)			3.91%			3.85%
Core net interest margin (6)			3.86%			3.69%

(1)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(2)	Average balances of investment securities are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(3)	Net interest rate spread represents the yield earned on average total interest-earning assets less the rate paid on average total interest bearing liabilities.
(4)	Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(5)	Annualized
(6)	Core net interest margin is computed by dividing annualized net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and interest recovered or reversed on non-accrual loans or other nonrecurring items based on management’s judgement, by average total interest-earning assets. See the reconciliation table for core net interest margin.

The following table represents a reconciliation of GAAP net interest margin to core net interest margin used by the Company. The table presents the information for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Interest Income	$21,273	$12,578	$41,915	$24,751
Less:
Accelerated accretion of fair value adjustment on early loan payoffs	474	483	584	1,002

Core Net Interest Income	$20,799	$12,095	$41,331	$23,749

Net interest margin	3.87%	3.88%	3.91%	3.85%
Core net interest margin	3.79%	3.73%	3.86%	3.69%

The following table reflects the composition of the net deferred loan fees, costs and fair value discounts at June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Accreting loan discount	$18,541	$21,726
Non-accreting loan discount	924	567

Acquired loans remaining discount	19,465	22,293
Organic loans net deferred fees	3,988	3,471

Total	$23,453	$25,763

Net Changes in Average Balances, Composition, Yields and Rates

The following tables set forth the composition of average interest-earning assets and average interest bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Three Months Ended June 30,
	2015			2014			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest Earning Assets:
Deposits in other financial institutions	$265,123	12.0%	0.37%	$240,335	18.5%	0.34%	$24,788	(6.5)%	0.03%
Investment securities	265,367	12.0%	1.58%	101,410	7.8%	1.84%	163,957	4.2%	(0.26)%
Loans	1,673,185	75.9%	4.95%	958,129	73.7%	5.18%	715,056	2.2%	(0.23)%

Total interest-earning assets	$2,203,675	100.0%	3.99%	$1,299,874	100.0%	4.02%	$903,801		(0.03)%

Interest Bearing Liabilities:
Non-interest bearing demand deposits	$1,081,090	51.2%		$652,094	53.0%		$428,996	(1.8)%
Interest bearing transaction accounts	254,843	12.1%	0.15%	139,425	11.3%	0.19%	115,418	0.7%	(0.04)%
Money market and savings deposits	693,090	32.8%	0.24%	353,962	28.8%	0.25%	339,128	4.1%	(0.01)%
Certificates of deposit	60,469	2.9%	0.31%	60,752	4.9%	0.36%	(283)	(2.1)%	(0.05)%

Total deposits	2,089,492	99.0%	0.11%	1,206,233	98.0%	0.11%	883,259	1.0%	0.00%
Securities sold under agreements to repurchase	12,571	0.6%	0.22%	15,425	1.3%	0.29%	(2,854)	(0.7)%	(0.07)%
Subordinated debentures	9,598	0.5%	4.49%	9,439	0.8%	4.48%	159	(0.3)%	0.01%

Total Borrowings	22,169	1.0%	2.10%	24,864	2.0%	1.90%	(2,695)	(1.0)%	0.20%

Total funding sources	$2,111,661	100.0%	0.13%	$1,231,097	100.0%	0.15%	$880,564		(0.02)%

	Six Months Ended June 30,
	2015			2014			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest Earning Assets:
Deposits in other financial institutions	$231,481	10.7%	0.38%	$252,973	19.5%	0.33%	$(21,492)	(8.8)%	0.05%
Investment securities	268,418	12.4%	1.66%	103,080	7.9%	1.88%	165,338	4.5%	(0.22)%
Loans	1,662,055	76.9%	4.92%	940,648	72.5%	5.21%	721,407	4.3%	(0.29)%

Total interest-earning assets	$2,161,954	100.0%	4.03%	$1,296,701	100.0%	3.99%	$865,253		0.04%

Interest Bearing Liabilities:
Non-interest bearing demand deposits	$1,063,958	51.5%		$642,716	52.3%		$421,242	(0.8)%
Interest bearing transaction accounts	246,577	11.9%	0.16%	138,720	11.3%	0.18%	107,857	0.7%	(0.02)%
Money market and savings deposits	672,023	32.5%	0.24%	363,556	29.6%	0.25%	308,467	3.0%	(0.01)%
Certificates of deposit	62,196	3.0%	0.31%	61,852	5.0%	0.36%	344	(2.0)%	(0.05)%

Total deposits	2,044,754	99.0%	0.11%	1,206,844	98.1%	0.12%	837,910	0.9%	(0.01)%
Securities sold under agreements to repurchase	11,671	0.6%	0.21%	13,698	1.1%	0.28%	(2,027)	(0.5)%	(0.07)%
Subordinated debentures	9,583	0.5%	4.46%	9,419	0.8%	4.52%	164	(0.3)%	(0.06)%

Total Borrowings	21,254	1.0%	2.15%	23,117	1.9%	2.03%	(1,863)	(0.9)%	0.12%

Total funding sources	$2,066,008	100.0%	0.13%	$1,229,961	100.0%	0.15%	$836,047		(0.02)%

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

	Three Months Ended June 30, 2015 vs. 2014
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income
Loans	$9,238	$(960)	$8,278
Deposits in other financial institutions	20	20	40
Investment securities	757	(173)	584

Total interest income	10,015	(1,113)	8,902

Interest Expense
Interest bearing transaction accounts	82	(50)	32
Money market and savings deposits	202	(16)	186
Certificates of deposit	(1)	(8)	(9)

Total deposits	283	(74)	209
Securities sold under agreements to repurchase	(2)	(2)	(4)
Subordinated debentures	2	—	2

Total borrowings	—	(2)	(2)

Total interest expense	283	(76)	207

Net Interest Income	$9,732	$(1,037)	$8,695

	Six Months Ended June 30, 2015 vs. 2014
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income
Loans	$18,652	$(2,392)	$16,260
Deposits in other financial institutions	(33)	64	31

Investment securities	1,560	(297)	1,263

Total interest income	20,179	(2,625)	17,554

Interest Expense
Interest bearing transaction accounts	100	(26)	74
Money market and savings deposits	366	(31)	335
Certificates of deposit	1	(15)	(14)

Total deposits	467	(72)	395
Securities sold under agreements to repurchase	(3)	(4)	(7)
Subordinated debentures	5	(3)	2

Total borrowings	2	(7)	(5)

Total interest expense	469	(79)	390

Net Interest Income	$19,710	$(2,546)	$17,164

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The net interest margin remained stable and only declined 1 basis point to 3.87% for the three months ended June 30, 2015 compared to 3.88% for the three months ended June 30, 2014. The existing low interest rate environment continues to contribute to the loan yield compression, as new loans have been originated at lower interest rates than those loans that have been paid off in 2014. While the Company has experienced compression in the yields on its loan portfolio, the growth in average loans has kept the net interest margin stable. Further, the dollar amount of fair value discounts earned on early payoffs of acquired loans in 2015 is comparable to 2014. Fair value discounts earned on early payoffs of acquired loans was $474,000 compared to $483,000 for the three months ended June 30, 2015 and 2014, respectively. The impact to the Company’s net interest margin from the accelerated accretion of fair value discounts on early payoffs of acquired loans during the quarters ending June 30, 2015 and 2014 was 8 basis points and 15 basis points, respectively.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The net interest margin increased 6 basis points to 3.91% for the six months ended June 30, 2015 compared to 3.85% for the six months ended June 30, 2014. The increase in net interest margin is primarily due to the result of growth in average loans exceeding growth in average deposits. Further, during the six months ended June 30, 2015 and 2014, the Company has experienced $584,000 and $1.0 million of accelerated accretion of fair value discounts on early payoffs of acquired loans, respectively. The impact to the Company’s net interest margin from the accelerated accretion of fair value discounts on early payoffs of acquired loans during the six months ending June 30, 2015 and 2014 was 5 basis points and 16 basis points, respectively.

Provision for Loan Losses

The Company maintains an allowance for loan loss (“Allowance”) to provide for probable losses in the loan portfolio. Additions to the Allowance are made by charges to operating expense in the form of a provision for loan losses. All loans that are judged to be uncollectible will be charged against the Allowance, while any recoveries will be credited to the Allowance.

Provision for loan losses for the three months ended June 30, 2015 was $683,000, compared to $408,000 for the three months ended June 30, 2014. The Company had $91 million of net organic loan growth for the quarter ended June 30, 2015, compared to $48 million for the same quarter a year ago. Net recoveries for the three months ended June 30, 2015 were $194,000, compared to net recoveries of $53,000 in 2014. Provision for loan losses for the six months ended June 30, 2015 was $2.1 million, compared to $483,000 for the six months ended June 30, 2014. The Company had $157 million of net organic loan growth for the six months ended June 30, 2015, compared to $72 million for the six months ended June 30, 2014. Net charge-offs for the six months ended June 30, 2015 were $612,000, compared to net recoveries of $198,000 in 2014. See further discussion in Balance Sheet Analysis, Allowance for Loan Loss.

Non-interest Income

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%	2015	2014	$	%

Gain on sale of securities, net	$—	$—	$—	—	$—	$—	$—	—%

Gain on sale of SBA loans, net	215	167	48	28.7%	638	605	33	5.5%
Deposit account service charge income	1,153	630	523	83.0%	2,294	1,260	1,034	82.1%
Other non-interest income	1,727	986	741	75.2%	2,771	1,708	1,063	62.2%

Total Non-Interest Income	$3,095	$1,783	$1,312	73.6%	$5,703	$3,573	$2,130	59.6%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Non-interest income increased $1.3 million or 74% to $3.1 million for the three months ended June 30, 2015 compared to $1.8 million for the three months ended June 30, 2014. This change was mainly due to a $523,000 increase in the deposit account service charge income as a result of higher deposit accounts form the merger and a $741,000 increase in other non-interest income. Other non-interest income included a $298,000 increase in transaction fee referral income, a special dividend of $296,000 on capital stock from the Federal Home Loan Bank of San Francisco, a $162,000 increase in BOLI income as a result of the merger, and additional purchases in the first quarter of 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Non-interest income increased $2.1 million or 60% to $5.7 million for the six months ended June 30, 2015 compared to $3.6 million for the six months ended June 30, 2014. This change was mainly due to a $1.0 million increase in the deposit account service charge income as a result of higher deposit accounts form the merger and a $1.1 million increase in other non-interest income. Other non-interest income included a $250,000 increase in transaction fee referral income, a special dividend of $296,000 on capital stock from the Federal Home Loan Bank of San Francisco, a $307,000 increase in BOLI income as a result of the merger, and additional purchases.

Non-interest Expense

The following table sets forth certain information with respect to the Company’s non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%	2015	2014	$	%
Salaries and employee benefits	$8,473	$5,328	$3,145	59.0%	$17,111	$10,933	$6,178	56.5%
Stock based compensation expense	807	479	328	68.5%	1,320	887	433	48.8%
Occupancy	1,415	985	430	43.7%	2,835	1,971	864	43.8%
Data processing	635	476	159	33.4%	1,276	951	325	34.2%
Legal and professional	656	411	245	59.6%	1,502	934	568	60.8%
FDIC deposit assessment	351	180	171	95.0%	684	401	283	70.6%
Merger expenses	112	497	(385)	(77.5)%	352	497	(145)	(29.2)%
OREO valuation write-downs and expenses	20	6	14	233.3%	26	6	20	333.3%
Office services expense	407	238	169	71.0%	821	502	319	63.5%
Other operating expenses	2,036	1,098	938	85.4%	3,898	2,165	1,733	80.0%

Total Non-Interest Expense	$14,912	$9,698	$5,214	53.8%	$29,825	$19,247	$10,578	55.0%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Non-interest expense increased $5.2 million or 54% to $14.9 million for the three months ended June 30, 2015 compared to $9.7 million for the three months ended June 30, 2014. The overall increase between the quarters was primarily the result of combined operations after the merger in November 2014, which accounted for the increases in all categories of expenses, including $358,000 for three months of core deposit intangible amortization related to the 1st Enterprise merger. These increases were offset by a decrease of $385,000 in merger expenses, as the three months ended June 30, 2014 included activities related to the 1st Enterprise merger. The Company had 263 active full-time equivalent employees at June 30, 2015 compared to 177 at June 30, 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Non-interest expense increased $10.6 million or 55% to $29.8 million for the six months ended June 30, 2015 compared to $19.2 million for the six months ended June 30, 2014. The overall increase between the quarters was primarily the result of combined operations after the merger in November 2014, which accounted for the increases in all categories of expenses, including $717,000 for six months of core deposit intangible amortization related to the 1st Enterprise merger. These increases were offset by a decrease of $145,000 in merger expenses, as the six months ended June 30, 2014 included activities related to the 1st Enterprise merger. The Company had 263 active full-time equivalent employees at June 30, 2015 compared to 177 at June 30, 2014.

Income Taxes

The effective tax rate for the three months ended June 30, 2015 was 40.0% compared to 43.9% for the three months ended June 30, 2014. The effective tax rate for the six months ended June 30, 2015 was 39.6% compared to 41.2% for the six months ended June 30, 2014. Merger expenses of $112,000 and $341,000 for the three and six months ended June 30, 2015 were tax-deductible compared to $497,000 in merger related expenses that were non-deductible for the three and six months ended June 30, 2014. The Company’s effective tax rate during the three and six months ended June 30, 2015 is impacted by the increase in cash surrender value of bank owned life insurance policies which is excluded from taxable income and deductions from disqualifying disposition of incentive stock options. In addition, the Company has invested in Qualified Affordable Housing Projects “LIHTC” that generate tax credits and benefits for the Company. The Company operates in the Federal and California jurisdictions and the blended statutory tax rate for Federal and California income taxes is 42.05%.

FINANCIAL CONDITION

Balance Sheet Analysis

Total assets increased $206 million from December 31, 2014 to $2.5 billion at June 30, 2015 with an increase of $135 million in cash and cash equivalents and an increase of $88 million in loans, mainly driven by a $190 million increase in total deposits during the period. The increase in loans from the prior year was due to organic loan growth. These loan increases were offset by a decrease of $9 million in available-for-sale investment securities, at fair value, and a decrease of $3 million in investment securities held-to-maturity. Net organic loan growth during the period was $157 million, partially offset by $69 million in pay downs and pay offs in the acquired loan portfolios. Loan growth for the first six months of 2015 was concentrated in Owner-Occupied Nonresidential Properties of $42 million, Other Nonresidential Properties of $39 million, and 1-4 Family Residential Properties of $14 million.

Funding the asset growth for the Company for the first six months of 2015 was the growth in deposits of $190 million, growth in securities sold under agreements to repurchase of $5 million and earnings of $9 million. Further, the deposit growth of $190 million is the result of a $102 million increase in non-interest bearing deposits, a $45 million increase in interest bearing transaction accounts and a $48 million increase in money market and savings deposits. At both June 30, 2015 and December 31, 2014, non-interest bearing deposits represented 53% of total deposits.

Lending

The following table presents the composition of the loan portfolio at the dates indicated (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Commercial and Industrial Loans:	$505,931	30%	$528,517	33%

Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	380,867	22%	339,309	21%
Other Nonresidential Properties	520,568	30%	481,517	30%
Construction, Land Development and Other Land	76,318	4%	72,223	4%
1-4 Family Residential Properties	136,142	8%	121,985	8%
Multifamily Residential Properties	54,789	4%	52,813	3%

Total Loans Secured by Real Estate	1,168,684	68%	1,067,847	66%

Other Loans:	38,389	2%	28,359	2%

Total Loans	$1,713,004	100%	$1,624,723	100%

The following table is a breakout of the Company’s gross loans stratified by the industry concentration of the borrower by their respective NAICS code at the dates indicated (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Real Estate	$813,110	47%	$744,663	46%
Manufacturing	161,993	10%	161,233	10%
Wholesale	121,359	7%	124,336	8%
Construction	132,071	7%	113,763	7%
Finance	97,897	5%	96,074	6%
Hotel/Lodging	101,335	6%	88,269	5%
Professional Services	55,671	3%	64,215	4%
Healthcare	47,277	3%	43,917	3%
Other Services	41,439	3%	45,781	3%
Retail	37,439	2%	35,503	2%
Administrative Services	26,080	2%	28,016	2%
Restaurant/Food Service	27,808	2%	24,525	2%
Transportation	17,975	1%	18,158	1%
Information	10,126	1%	15,457	1%
Education	9,307	1%	10,253	1%
Entertainment	6,768	0%	8,284	1%
Other	5,349	0%	2,276	0%

Total Loans	$1,713,004	100%	$1,624,723	100%

The Company’s loan origination and lending activities continue to be focused primarily on direct contact with its borrowers through the Company’s relationship managers and/or executive officers. Total loans were $1.71 billion at June 30, 2015, an increase of $88 million or 5.4% from $1.62 billion at December 31, 2014. The Company had approximately $157 million of net organic loan growth which was partially offset by approximately $69 million in loan pay downs and pay offs from the acquired loan portfolios. The increase in total loans from the end of the prior year included a $42 million increase in the owner-occupied nonresidential properties portfolio, a $39 million increase in the other nonresidential real estate properties portfolio, a $14 million increase in the 1-4 family residential properties portfolio, and a $10 million increase in the other loans portfolio. These increases were offset by a decrease of $23 million in commercial and industrial loans centered in non-revolving loans.

In the owner-occupied nonresidential properties portfolio, there were three new loans with balances above $5 million and eighteen new loans with balances between $1 million and $5 million that were originated during the six months ending June 30, 2015. The largest loan was an $11 million loan (original loan balance was $16 million) originated to refinance a loan secured by a commercial property in the Company’s footprint and funds for tenant improvements. This loan had a loan-to-value ratio of less than 30% at origination.

In the other nonresidential real estate properties portfolio, there were four new loans with balances above $5 million and eleven new loans with balances between $1 million and $5 million that were originated during the six months ending June 30, 2015. The largest loan was a $22 million loan originated to provide bridge financing on a multi-tenant retail center located in the Company’s footprint. This loan had a loan-to-value ratio of 70% at origination.

At June 30, 2015, commercial and industrial loans, and owner-occupied real estate loans combined were $886 million or 52% of total loans, compared to $868 million or 53% at December 31, 2014.

We continue to establish new relationships and expand our current business, as evidenced by our increased commercial line of credit commitments, which are up $389 million, or 89% from $439 million at June 30, 2014 to $828 million at June 30, 2015, as a result of strong organic growth, in addition to the 1st Enterprise merger. Compared to December 31, 2014, commercial line of credit commitments are up $50 million or 6% from $778 million at December 31, 2014, to $828 million at June 30, 2015. Due to the dynamic nature of commercial and industrial lending, actual credit utilization may experience ebbs and flows. The Company’s commercial and industrial line of credit utilization was approximately 45% as of June 30, 2015 and December 31, 2014, and 44% as of June 30, 2014. However, commercial and industrial loans outstanding, which include term loans, declined from year end.

The Company had 55 commercial banking relationship managers and 9 commercial real estate relationship managers at June 30, 2015. This compares to 51 commercial banking relationship managers and 10 commercial real estate relationship managers at December 31, 2014. The Company’s credit approval process includes an examination of the collateral, cash flow, and debt service coverage of the loan, as well as the financial condition and credit references of the borrower. The Company’s senior management is actively involved in its lending activities and collateral valuation and review process and the Company obtains independent third party appraisals of real property securing commercial real estate loans, as required by applicable federal and state laws and regulations. There is also a problem loan committee comprised of senior management that reviews criticized loans.

The Company believes that it carefully manages credit risk in its loan portfolio and uses a variety of policy guidelines and analytical tools to achieve its asset quality objectives. There is also a director loan committee that reviews loan portfolio management.

Allowance for Loan Loss

The allowance for loan loss increased by $1.5 million, to $14.1 million during the six months ended June 30, 2015, due to a provision for loan losses of $2.1 million and net charge-offs of $612,000. The allowance for loan loss as a percentage of total loans was 0.82% at June 30, 2015 and 0.78% at December 31, 2014. The Allowance as a percentage of loans (excluding loan balances and the related Allowance on loans acquired through acquisition) was 1.33% and 1.39% at June 30, 2015 and December 31, 2014, respectively. The decrease in the allowance ratio related to organic loans was directly attributable to improvements in the economic conditions within the Company’s markets, as well as a continued low level of non-performing assets at June 30, 2015.

The Company’s management considered the following factors in evaluating the allowance for loan loss at June 30, 2015:

•	During the six months ended June 30, 2015 there were net loan charge-offs of $612,000

•	There were $891,000 in loan charge-offs during the six months ended June 30, 2015 primarily due to one large loan

•	There were twenty non-accrual loans totaling $5.0 million

•	The overall growth and composition of the loan portfolio

•	Changes to the overall economic conditions within the markets in which the Company makes loans

•	Concentrations within the loan portfolio, as well as risk conditions within its commercial and industrial loan portfolio

•	The remaining fair value adjustments on loans acquired through acquisition with special attention to the fair value adjustments associated with the purchased credit impaired loans

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

The Allowance and the reserve for unfunded loan commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. In considering all of the above factors, management believes that the Allowance at June 30, 2015 is adequate. Although the Company maintains its Allowance at a level which it considers adequate to provide for probable loan losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

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

The following table is a summary of the activity for the Allowance as of the dates and for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Allowance for loan loss at beginning of period	$13,247	$10,823	$12,610	$10,603
Provision for loan losses	683	408	2,126	483
Net (charge-offs) recoveries:
Charge-offs	(1)	(157)	(891)	(157)
Recoveries	195	210	279	355

Total net (charge-offs) recoveries	194	53	(612)	198

Allowance for loan loss at end of period	$14,124	$11,284	$14,124	$11,284

Net (charge-offs) recoveries to average loans	0.01%	0.00%	(0.04)%	0.02%

The following is a summary of our asset quality data and key ratios at the dates indicated (dollars in thousands):

	June 30, 2015	December 31, 2014

Loans originated by the Bank on non-accrual	$2,139	$2,131
Loans acquired through acquisition that are on non-accrual	2,843	1,778

Total non-accrual loans	4,982	3,909
Other Real Estate Owned	850	850

Total non-performing assets	$5,832	$4,759

Net charge-offs year to date	$612	$232

Non-accrual loans to total loans	0.29%	0.24%

Total non-performing assets to total assets	0.24%	0.21%

Allowance for loan losses to total loans	0.82%	0.78%

Allowance for loan losses to total loans accounted at historical cost, which excludes purchased loans acquired by acquisition	1.33%	1.39%

Net year to date (charge-offs) to average year to date loans	(0.04)%	(0.02)%

Allowance for loan losses to non-accrual loans accounted at historical cost, which excludes non-accrual purchased loans acquired by acquisition and related allowance	660.4%	591.7%

Allowance for loan losses to total non-accrual loans	283.5%	322.6%

Deposits

The following table presents the balance of each major category of deposits at the dates indicated (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total

Non-interest bearing demand deposits	$1,134,724	53%	$1,032,634	53%

Interest bearing transaction accounts	251,999	12%	206,544	11%

Money market and savings deposits	691,219	32%	643,675	33%

Certificates of deposit	59,576	3%	64,840	3%

Total deposits	$2,137,518	100%	$1,947,693	100%

Total deposits increased $190 million to $2.1 billion at June 30, 2015 mainly due to a $102 million increase in non-interest bearing demand deposits, a $45 million increase in interest bearing transaction deposits and a $48 million increase in money market and savings deposits. The increase in these deposits is primarily related to existing relationships. At both June 30, 2015 and December 31, 2014, non-interest bearing deposits represented 53% of total deposits.

LIQUIDITY

The following table provides a summary of the Bank’s primary and secondary liquidity levels at the dates indicated (dollars in thousands):

	June 30, 2015	December 31, 2014
	Amount	Amount
Primary Liquidity- On Balance Sheet:
Cash and due from banks	$60,632	$33,996
Interest-earning deposits in other financial institutions	207,448	98,590
Investment securities available-for-sale	217,481	226,962
Less: pledged cash and due from banks	(1,500)	(1,500)
Less: pledged investment securities	(179,539)	(148,805)

Total primary liquidity	$304,522	$209,243

Ratio of primary liquidity to total deposits	14.25%	10.7%

Additional Liquidity Not Included In Primary Liquidity:
Certificates of deposit in other financial institutions	$62,594	$76,433
Less: Certificate of deposits pledged	(2,731)	(2,731)

Total additional liquidity	$59,863	$73,702

Secondary Liquidity- Off-Balance Sheet:
Available Borrowing Capacity:
Total secured borrowing capacity with FHLB	$503,018	$484,669
Fed Funds borrowing lines	47,000	71,000
Secured credit line with the FRBSF	19,911	17,528

Total secondary liquidity	$569,929	$446,215

As of June 30, 2015, the Company’s primary overnight source of liquidity consisted of the balances reflected in the table above. The Company’s primary liquidity consisted of cash and due from banks and interest-earning deposits at financial institutions. The amount of funds maintained directly with the Federal Reserve included in interest-earning deposits in other financial institutions was $163.1 million and $60.1 million, at June 30, 2015 and December 31, 2014, respectively. The next source of liquidity is the Company’s collateralized borrowings and unsecured borrowing facilities. In addition, the Company has $62.6 million of Certificates of deposits in other financial institutions where the average maturity is approximately 4.71 months that could be utilized over time to supplement the liquidity needs of the Company.

The Company’s primary long term source of funding has come from the liability side of the balance sheet and has historically been through the growth in non-interest bearing and interest bearing core deposits from new and existing customers. Additional sources of funds from the Company’s asset side of the balance sheet have included Federal Funds sold, interest-earning deposits with other financial institutions, balances maintained with the Federal Reserve Bank, short term certificates of deposit in other financial institutions and payments of principal and interest on loans and investment securities. While maturities and scheduled principal amortization on loans are a reasonably predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition.

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

The Company has established a secured credit facility with the FHLB of San Francisco which allows the Bank to borrow up to 25% of the Bank’s total assets, which equates to a credit line of approximately $601.6 million at June 30, 2015. The Company currently has no outstanding borrowings with the FHLB. As of June 30, 2015, the Company had $759.3 million of loan collateral pledged with the FHLB. This level of loan collateral would provide the Company with $503 million in borrowing capacity. Any amount of borrowings in excess of the $503 million would require the Company to pledge additional collateral. In addition, the Company must maintain a certain investment in the common stock of the FHLB.

The Company’s investment in the common stock of the FHLB is $8 million at June 30, 2015. This level of capital would allow the Company to borrow up to $267 million. Any advances from the FHLB in excess of the $267 million would require additional purchases of FHLB common stock. The Company has $21.6 million in securities pledged with the FHLB at June 30, 2015.

The Company maintains a secured credit facility with the Federal Reserve Bank of San Francisco (“FRBSF”) which is collateralized by investment securities pledged with the FRB. At June 30, 2015, the Company’s available borrowing capacity was $19.9 million.

The Company maintains investments in short term certificates of deposit with other financial institutions, with an average remaining maturity of approximately 4.71 months, with various balances maturing monthly. The Company had balances of $62.6 million and $76 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, $2.73 million of the Company’s certificates of deposit with other financial institutions were pledged as collateral as credit support for the interest rate swap contracts and are not available as a source of liquidity.

At June 30, 2015 and December 31, 2014, $1.5 million of the Company’s due from bank balances was pledged as collateral as credit support for the interest rate swap contracts and is not available as a source of liquidity.

The Company’s commitments to extend credit (off-balance sheet liquidity risk) are agreements to lend funds to customers as long as there are no violations as established in the loan agreement. Many of the commitments are expected to expire without being drawn upon, and as such, the total commitment amounts do not necessarily represent future cash requirements. Financial instruments with off-balance sheet risk for the Company include both undisbursed loan commitments, as well as undisbursed letters of credit. The Company’s exposure to extend credit was $752 million and $720 million at June 30, 2015 and December 31, 2014, respectively.

The holding company liquidity on a stand-alone basis was $5.2 million and $4.6 million, in cash on deposit at the Bank, at June 30, 2015 and December 31, 2014, respectively. Management believes this amount of cash is currently sufficient to fund the holding company’s cash flow needs over at least the next twelve to twenty four months.

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

As of June 30, 2015, both CU Bancorp “the holding company” and the Bank had positive retained earnings and positive net income that would allow either of them to declare and pay a dividend as of June 30, 2015. However, neither the holding company nor the Bank has plans to declare and pay a cash dividend on the common stock at the current time.

The Company has a program to repurchase a portion of an employee’s outstanding restricted stock upon the vesting of this restricted stock, but only in amounts necessary to cover the minimum employee tax withholding obligations at the option of the restricted stockholder (employee). The Company had this program in place during all of 2014 and through the six months ending June 30, 2015. This program was designed to provide the Bank’s employees with the financial ability to cover their tax liability obligation associated with the vesting of their restricted stock at the date of vesting. These transactions under the State of California Corporations Code are defined as distributions to shareholders.

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

At June 30, 2015, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” under the current capital guidelines. The following tables present the regulatory capital ratios requirements and the actual capitalization levels of the Company and the Bank as of the dates indicated (dollars in thousands):

CU Bancorp

	June 30, 2015	December 31, 2014	Adequately Capitalized	Well Capitalized
	Amount	Amount	(greater than or equal to)
Regulatory Capital Ratios:
Tier 1 leverage ratio	10.07%	12.92%	4.0%	5.0%
Common Equity Tier 1 ratio	9.37%	—	4.5%	6.5%
Total Tier 1 risk-based capital ratio	10.66%	10.95%	6.0%	8.0%
Total risk-based capital ratio	11.32%	11.61%	8.0%	10.0%

Regulatory Capital Data:
Common Equity Tier 1	$208,002	—
Total Tier 1 capital	236,737	$218,147
Total risk-based capital	251,419	231,228
Average total assets	2,350,298	1,689,096
Risk-weighted assets	2,220,170	1,992,043

California United Bank

	June 30, 2015	December 31, 2014	Adequately Capitalized	Well Capitalized
	Amount	Amount	(greater than or equal to)
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.74%	12.44%	4.0%	5.0%
Common Equity Tier 1 ratio	10.31%	—	4.5%	6.5%
Total Tier 1 risk-based capital ratio	10.31%	10.55%	6.0%	8.0%
Total risk-based capital ratio	10.98%	11.20%	8.0%	10.0%

Regulatory Capital Data:
Common Equity Tier 1	$228,955	—
Tier 1 capital	228,955	$210,031
Total risk-based capital	243,638	223,112
Average total assets	2,349,990	1,688,308
Risk-weighted assets	2,219,817	1,991,253

The decrease in the Tier 1 leverage ratio at June 30, 2015 from December 31, 2014 is due to the increase in the average total assets for the six months ended June 30, 2015 compared to the year ended December 31, 2014, as the assets acquired from the 1st Enterprise merger were outstanding for all six months in 2015 but only one month for the year ended December 31, 2014.

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

The following are among the new requirements that were phased-in beginning January 1, 2015 under the new capital rules:

•	an increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets;

•	a new category and a required 4.50% of risk-weighted assets ratio is established for CET1 as a subset of Tier 1 capital limited to common equity;

•	a minimum non-risk-based leverage ratio is set at 4.00%;

•	changes in the permitted composition of Tier 1 capital to exclude trust preferred securities (however, trust preferred securities issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets, such as CU Bancorp, continues to be included in Tier 1 capital, subject to a limit of 25% of Tier 1 capital elements; see further discussion below), mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available-for-sale debt and equity securities;

•	the risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures;

•	an additional “countercyclical capital buffer” is required for larger and more complex institutions; and

•	a new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

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

Under Dodd Frank, trust preferred securities is excluded from Tier 1 capital, unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. CU Bancorp assumed approximately $12.4 million of junior subordinated debt securities issued to various business trust subsidiaries of Premier Commercial Bancorp and funded through the issuance of approximately $12.0 million of floating rate capital trust preferred securities. These junior subordinated debt securities were issued prior to May 19, 2010. Because CU Bancorp has less than $15 billion in assets, the trust preferred securities that CU Bancorp assumed from Premier Commercial Bancorp continues to be included in Tier 1 capital, subject to a limit of 25% of Tier 1 capital elements.

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

Number of Employees

The number of active full-time equivalent employees increased from 250 at December 31, 2014 to 263 at June 30, 2015.

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

At June 30, 2015, the Company had twenty one pay-fixed, receive-variable interest rate contracts that were designed to convert fixed rate loans into variable rate loans. Nineteen of these swap contacts are designated as fair value hedges. For additional information on these interest rate contracts, see Note 10 – Derivative Financial Instruments located in Part I, Item 1. - Notes to the Consolidated Financial Statements.

The Company has no market risk sensitive instruments held for trading purposes. Management believes that the Company’s market risk is reasonable at this time.

The following depicts the Company’s net interest income sensitivity analysis as of June 30, 2015 (dollars in thousands):

Simulated Rate Changes	Estimated Net Interest Income Sensitivity
+ 400 basis points	46.1%	$34,944
+ 100 basis points	11.2%	$8,508
- 200 basis points (1)	(5.1)%	$(3,829)

The Company is currently asset sensitive. The estimated sensitivity does not necessarily represent our forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits and replacement of asset and liability cash flows. The duration of the Company’s investment securities portfolio at June 30, 2015 is approximately 2.7 years. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

Variable rate loans make up 73% of the loan portfolio. However, the Company has floors on some of its loans. At June 30, 2015, 39% of variable rate loans are at their floor, and thus an increase in the underlying indices may not necessarily result in an increase in the coupon until the loan index plus margin exceeds that floor. However, 56% of the variable rate loans are tied to the Prime index with $499 million subject to repricing within 30 days of a 25 basis point increase in Prime rate.

The Company’s static GAP as of June 30, 2015, is not materially different from that reported at December 31, 2014 and is thus not included in this 10Q. See the Company’s Static Gap reports under “Item7A-Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2014 Annual Report on Form 10-K.

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

There have been no material changes from the risk factors previously disclosed in the Company’s 2014 Annual Report on Form 10-K.

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

CU BANCORP

Date:	August 6, 2015	/s/ DAVID I. RAINER
David I. Rainer
Chief Executive Officer

Date:	August 6, 2015	/s/ KAREN A. SCHOENBAUM
Karen A. Schoenbaum
Executive Vice President and Chief Financial Officer