Form 10-Q
period 2015-09-30
CU Bancorp
filed 2015-11-06
CIK 1543643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-35683

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non Accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 3, 2015 the number of shares outstanding of the registrant’s no par value Common Stock was 17,034,659.

CU BANCORP

September 30, 2015 FORM 10-Q

CU BANCORP

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$41,929	$33,996
Interest earning deposits in other financial institutions	269,298	98,590

Total cash and cash equivalents	311,227	132,586
Certificates of deposit in other financial institutions	58,674	76,433
Investment securities available-for-sale, at fair value	256,085	226,962
Investment securities held-to-maturity, at amortized cost	43,269	47,147

Total investment securities	299,354	274,109
Loans	1,771,347	1,624,723
Allowance for loan loss	(14,965)	(12,610)

Net loans	1,756,382	1,612,113
Premises and equipment, net	4,981	5,377
Deferred tax assets, net	17,241	16,504
Other real estate owned, net	1,292	850
Goodwill	63,950	63,950
Core deposit and leasehold right intangibles	8,138	9,547
Bank owned life insurance	49,548	38,732
Accrued interest receivable and other assets	33,220	34,916

Total Assets	$2,604,007	$2,265,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing demand deposits	$1,248,348	$1,032,634
Interest bearing transaction accounts	257,853	206,544
Money market and savings deposits	691,292	643,675
Certificates of deposit	62,320	64,840

Total deposits	2,259,813	1,947,693
Securities sold under agreements to repurchase	16,698	9,411
Subordinated debentures, net	9,657	9,538
Accrued interest payable and other liabilities	19,491	19,283

Total Liabilities	2,305,659	1,985,925

Commitments and Contingencies (Note 14)	—	—

SHAREHOLDERS’ EQUITY
Serial Preferred Stock – authorized, 50,000,000 shares: Series A, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 16,400 shares authorized, issued and outstanding at September 30, 2015 and December 31, 2014, respectively	16,739	16,004
Common stock – authorized, 75,000,000 shares no par value, 16,870,936 shares issued and 16,910,936 shares outstanding at September 30, 2015, and 16,683,856 shares issued and outstanding at December 31, 2014	227,823	226,389
Additional paid-in capital	21,810	19,748
Retained earnings	31,713	16,861
Accumulated other comprehensive income	263	190

Total Shareholders’ Equity	298,348	279,192

Total Liabilities and Shareholders’ Equity	$2,604,007	$2,265,117

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest Income
Interest and fees on loans	$21,689	$12,401	$62,239	$36,691
Interest on investment securities	1,124	589	3,355	1,557
Interest on interest bearing deposits in other financial institutions	293	248	741	665

Total Interest Income	23,106	13,238	66,335	38,913

Interest Expense
Interest on interest bearing transaction accounts	105	70	303	194
Interest on money market and savings deposits	427	225	1,218	681
Interest on certificates of deposit	53	58	150	169
Interest on securities sold under agreements to repurchase	9	8	21	27
Interest on subordinated debentures	110	109	326	323

Total Interest Expense	704	470	2,018	1,394

Net Interest Income	22,402	12,768	64,317	37,519
Provision for loan losses	705	35	2,831	518

Net Interest Income After Provision For Loan Losses	21,697	12,733	61,486	37,001

Non-Interest Income
Gain on sale of SBA loans, net	640	331	1,278	936
Deposit account service charge income	1,159	631	3,453	1,891
Other non-interest income	1,189	1,042	3,960	2,750

Total Non-Interest Income	2,988	2,004	8,691	5,577

Non-Interest Expense
Salaries and employee benefits (includes stock based compensation expense of $810 and $445 for the three months, and $2,130 and $1,332 for the nine months ended September 30, 2015 and 2014, respectively)	9,744	6,066	28,175	17,886
Occupancy	1,465	999	4,300	2,970
Data processing	596	472	1,872	1,423
Legal and professional	412	456	1,914	1,390
FDIC deposit assessment	370	195	1,054	596
Merger expenses	146	631	498	1,128
OREO valuation write-downs and expenses	153	8	179	14
Office services expenses	383	219	1,204	721
Other operating expenses	1,798	985	5,696	3,150

Total Non-Interest Expense	15,067	10,031	44,892	29,278

Net Income Before Provision for Income Tax Expense	9,618	4,706	25,285	13,300
Provision for income tax expense	3,355	2,157	9,556	5,699

Net Income	$6,263	$2,549	$15,729	$7,601
Preferred stock dividends and discount accretion	293	—	877	—

Net Income available to common shareholders	$5,970	$2,549	$14,852	$7,601

Earnings Per Share
Basic earnings per share	$0.36	$0.23	$0.90	$0.70
Diluted earnings per share	$0.35	$0.23	$0.88	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income	$6,263	$2,549	$15,729	$7,601
Other Comprehensive Income, net of tax:
Net change in unrealized gains on available-for-sale investment securities	311	8	73	408

Other Comprehensive Income	311	8	73	408

Comprehensive Income	$6,574	$2,557	$15,802	$8,009

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2015

(Unaudited)

(Dollars in thousands)

	Preferred Stock		Common Stock
	Outstanding Shares	Amount	Issued Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at December 31, 2014	16,400	$16,004	16,683,856	$226,389	$19,748	$16,861	$190	$279,192
Net issuance of restricted stock	—	—	68,625	—	—	—	—	—
Exercise of stock options	—	—	158,315	1,434	—	—	—	1,434
Stock based compensation expense related to employee stock options and restricted stock	—	—	—	—	2,130	—	—	2,130
Restricted stock repurchase	—	—	(39,860)	—	(856)	—	—	(856)
Excess tax benefit – stock based compensation	—	—	—	—	788	—	—	788
Preferred stock dividends and discount accretion	—	735	—	—	—	(877)	—	(142)
Net Income	—	—	—	—	—	15,729	—	15,729
Other Comprehensive Income	—	—	—	—	—	—	73	73

Balance at September 30, 2015	16,400	16,739	16,870,936	$227,823	$21,810	$31,713	$263	$298,348

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income:	$15,729	$7,601
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,831	518
Provision for unfunded loan commitments	87	76
Stock based compensation expense	2,130	1,332
Depreciation	1,062	725
Net accretion of discounts/premiums for loans acquired and deferred loan fees/costs	(1,038)	(3,947)
Net amortization from investment securities	2,343	1,133
Increase in bank owned life insurance	(947)	(463)
Amortization of core deposit intangibles	1,262	203
Amortization of time deposit premium	(10)	(13)
Net amortization of leasehold right intangible asset and liabilities	4	158
Accretion of subordinated debenture discount	119	119
Valuation write-downs on OREO	133	—
Gain on sale of SBA loans, net	(1,278)	(936)
Decrease (increase) in deferred tax assets	(790)	1,176
Decrease in accrued interest receivable and other assets	2,484	1,838
Increase (decrease) in accrued interest payable and other liabilities	(327)	255
Net excess in tax benefit on stock compensation	(788)	(477)
Increase (decrease) in fair value of derivative swap liability	591	(364)

Net cash provided by operating activities	23,597	8,934

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(57,597)	(48,656)
Proceeds from repayment and maturities from investment securities	30,135	15,157
Loans originated, net of principal payments	(145,359)	(40,495)
Purchases of premises and equipment	(666)	(842)
Net increase (decrease) in certificates of deposit in other financial institutions	17,759	(14,166)
Purchase of bank owned life insurance	(9,869)	—

Net cash (used in) investing activities	(165,597)	(89,002)

Cash flows from financing activities:
Net increase in Non-interest bearing demand deposits	215,714	66,059
Net increase (decrease) in Interest bearing transaction accounts	51,309	(9,836)
Net increase (decrease) in Money market and savings deposits	47,617	(14,970)
Net decrease in Certificates of deposit	(2,510)	(10,716)
Net increase in Securities sold under agreements to repurchase	7,287	2,477
Net proceeds from stock options exercised	1,434	1,277
Restricted stock repurchase	(856)	(246)
Dividends paid on preferred stock	(142)	—
Net excess in tax benefit on stock compensation	788	477

Net cash provided by financing activities	320,641	34,522

Net increase (decrease) in cash and cash equivalents	178,641	(45,546)
Cash and cash equivalents, beginning of year	132,586	241,287

Cash and cash equivalents, end of period	$311,227	$195,741

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,127	$1,301
Cash paid during the period for taxes	$6,767	$2,550
Supplemental disclosures of non-cash investing activities:
Net change in unrealized gain on available-for-sale investment securities, net of tax	$73	$408
Loans transferred to other real estate owned	$575	$219

The accompanying notes are an integral part of these consolidated financial statements

CU BANCORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Note 1 - Basis of Financial Statement Presentation

CU Bancorp (the “Company”) is a bank holding company whose operating subsidiary is California United Bank. CU Bancorp was established to facilitate the reorganization and merger of Premier Commercial Bank, N.A. into California United Bank, which took place after the close of business on July 31, 2012. As a bank holding company, CU Bancorp is subject to regulation of the Federal Reserve Board (“FRB”). The term “Company”, as used throughout this document, refers to the consolidated financial statements of CU Bancorp and California United Bank.

California United Bank (the “Bank”) is a full-service commercial business bank offering a broad range of banking products and services including: deposit services, lending and cash management to small and medium-sized businesses, to non-profit organizations, to business principals and entrepreneurs, to the professional community, including attorneys, certified public accountants, financial advisors, healthcare providers and investors. The Bank opened for business in 2005, with its current headquarters office located in Los Angeles, California. As a state chartered non-member bank, the Bank is subject to regulation by the California Department of Business Oversight, (the “DBO”) and the Federal Deposit Insurance Corporation (“FDIC”). The deposits of the Bank are insured by the FDIC to the maximum amount allowed by law.

The consolidated financial statements include the accounts of the Company and the Bank. Significant intercompany items have been eliminated in consolidation. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission.

CU Bancorp is the common shareholder of Premier Commercial Statutory Trust I, Premier Commercial Statutory Trust II, and Premier Commercial Statutory Trust III, entities which were acquired in the merger with Premier Commercial Bancorp (“PC Bancorp”). These trusts were established for the sole purpose of issuing trust preferred securities and do not meet the criteria for consolidation in accordance with Accounting Standards Codification (“ASC”) 810, Consolidations. For more detail, see Note 9 –Borrowings and Subordinated Debentures.

Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in the interim consolidated financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with our 2014 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements contain all necessary adjustments of a normal recurring nature, to present fairly the consolidated financial position of the Company and the results of its operations for the interim periods presented.

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

Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan loss and various assets and liabilities measured at fair value. While management uses the most current available information to recognize losses on loans, future additions to the allowance for loan loss may be necessary based on, among other factors, changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan loss. Regulatory agencies may require the Company to recognize additions to the allowance for loan loss based on their judgment about information available to them at the time of their examination.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis to improve targeted areas of the consolidation guidance and reduce the number of consolidation models. The Company may either apply the amendments retrospectively or use a modified retrospective approach. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaced existing revenue recognition guidance for contracts to provide goods or services to customers and amended existing guidance related to recognition of gains and losses on the sale of certain nonfinancial assets such as real estate. ASU 2014-09 established a principles-based approach to recognizing revenue that applies to all contracts other than those covered by other authoritative GAAP guidance. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows were also required. ASU 2014-09 was to be effective for interim and annual periods beginning after December 15, 2016 was to be applied on either a modified retrospective or full retrospective basis. In response to stakeholders’ requests to defer the effective date required by ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), in August 2015, the FASB issued ASU 2015-14 which defers the original effective date for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2015-14 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement Period Adjustments. GAAP requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The acquirer also must revise comparative information for prior periods presented in the financial statements as needed, including revising depreciation, amortization, or other income effects as a result of changes made to provisional amounts. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in ASU 2015-16 eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not yet been made available for issuance. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Note 3 - Business Combinations

On November 30, 2014, the Company completed the merger with 1st Enterprise Bank (“1st Enterprise”) pursuant to the terms of the Agreement and Plan of Merger dated June 2, 2014, as amended (“Merger Agreement”). 1st Enterprise was merged with and into the Bank, with the Bank continuing as the surviving entity in the merger. Pursuant to the terms and conditions set forth in the Merger Agreement, each outstanding share of 1st Enterprise common stock (other than shares as to which the holder exercised dissenters’ rights) was converted into the right to receive 1.3450 of a share of CU Bancorp common stock, resulting in five million shares of CU Bancorp common stock issued. The fair value of the five million shares of common stock issued as part of the consideration paid ($103 million) was determined based on the closing market price ($19.60) of CU Bancorp common stock on November 30, 2014. The 16,400 shares of 1st Enterprise Non-Cumulative Perpetual Preferred Stock, Series D were converted into the right to receive 16,400 shares of CU Bancorp’s Non-Cumulative Perpetual Preferred Stock, Series A (“CU Bancorp Preferred Stock”). The U.S. Department of the Treasury is the sole holder of all outstanding shares of CU Bancorp Preferred Stock. As part of the Merger Agreement, CU Bancorp adopted the 1st Enterprise 2006 Stock Incentive Plan, as amended, as its own equity plan and all stock options granted by 1st Enterprise thereunder are exercisable for CU Bancorp common stock on substantially the same terms but adjusted to reflect the exchange ratio set forth in the Merger Agreement. See Note 16—Stock Options and Restricted Stock, in the Company’s 2014 Form 10-K, for more details. The merger was accounted for by the Company using the acquisition method of accounting. Accordingly, the assets and liabilities of 1st Enterprise were recorded at their respective fair values at acquisition date and represents management’s estimates based on available information.

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

The Company expensed approximately $146,000 of merger expenses for the three months ended September 30, 2015 and $631,000 for the three months ended September 30, 2014. For the nine months ended September 30, 2015 and September 30, 2014, the Company expensed approximately $498,000 and $1 million of merger expenses, respectively.

The other intangible assets are primarily related to core deposits and are being amortized on an accelerated basis over a period of approximately ten years in proportion to the related estimated benefits. The assets and liabilities of 1st Enterprise were accounted for at fair value and required either a third party analysis or an internal valuation analysis of fair value. An analysis was performed on loans, investment securities, contractual lease obligations, deferred compensation, deposits, premises and equipment, other assets, other liabilities and preferred stock as of the merger date. Balances that were considered to be at fair value at the date of acquisition were cash and cash equivalents, bank owned life insurance, derivatives, other assets (interest receivable), and certain other liabilities (interest payable). The Company made significant estimates and exercised significant judgment in estimating fair values and accounting for such acquired assets and liabilities. Such fair values are preliminary estimates and are subject to adjustment for up to one year after the merger date. For tax purposes, acquisition accounting adjustments, including goodwill, are not taxable or deductible.

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

Purchased Credit Impaired (“PCI”) loans are accounted for under ASC 310-30 and non-PCI loans are accounted for under ASC 310-20. PCI loans are acquired loans with evidence of deterioration of credit quality since origination and it is probable at the acquisition date, that the Company will not be able to collect all contractually required amounts. When the timing and/or amounts of expected cash flows on such loans are not reasonably estimable, no interest is accreted and the loan is reported as a non-accrual loan; otherwise, if the timing and amounts of expected cash flows for PCI loans are reasonably estimable, then interest is accreted and the loans are reported as accruing loans. The non-accretable difference represents the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows, and also reflects the estimated credit losses in the acquired loan portfolio at the acquisition date, which can fluctuate due to changes in expected cash flows during the life of the PCI loans.

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

Note 4 - Computation of Book Value and Tangible Book Value per Common Share

Book value per common share was calculated by dividing total shareholders’ equity less preferred stock, by the number of common shares issued. Tangible book value per common share was calculated by dividing tangible common equity, by the number of common shares issued. The tables below present the computation of book value and tangible book value per common share as of the dates indicated (dollars in thousands, except share and per share data):

	September 30, 2015	December 31, 2014
Total Shareholders’ Equity	$298,348	$279,192
Less: Preferred stock	16,739	16,004
Less: Goodwill	63,950	63,950
Less: Core deposit and leasehold right intangibles	8,138	9,547

Tangible common equity	$209,521	$189,691

Common shares issued	16,870,936	16,683,856
Book value per common share	$16.69	$15.78

Tangible book value per common share	$12.42	$11.37

Note 5 - Computation of Earnings per Common Share

Basic and diluted earnings per common share were determined by dividing the net income by the applicable basic and diluted weighted average common shares outstanding. The following table shows weighted average basic shares outstanding, potential dilutive shares related to stock options, unvested restricted stock and restricted stock units, and weighted average diluted shares for the periods indicated (dollars in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income	$6,263	$2,549	$15,729	$7,601
Less: Preferred stock dividends and discount accretion	293	—	877	—

Net Income available to common shareholders	$5,970	$2,549	$14,852	$7,601

Weighted average basic common shares outstanding	16,541,380	10,986,065	16,477,206	10,937,507
Dilutive effect of potential common share issuances from stock options, restricted stock and restricted stock units	456,684	203,837	446,296	210,154

Weighted average diluted common shares outstanding	16,998,064	11,189,902	16,923,502	11,147,661

Income per common share
Basic	$0.36	$0.23	$0.90	$0.70
Diluted	$0.35	$0.23	$0.88	$0.68
Anti-dilutive shares not included in the calculation of diluted earnings per share	—	81,000	43,259	82,625

Note 6 - Investment Securities

The investment securities portfolio has been classified into two categories: available-for-sale (“AFS”) and held-to-maturity (“HTM”).

The following tables present the amortized cost, gross unrealized gains and losses, and fair values of investment securities by major category as of the dates indicated (dollars in thousands):

		Gross Unrealized
September 30, 2015	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale:
U.S. Govt Agency and Sponsored Agency - Note Securities	$1,018	$4	$—	$1,022
U.S. Govt Agency - SBA Securities	76,238	665	371	76,532
U.S. Govt Agency - GNMA Mortgage-Backed Securities	32,607	243	252	32,598
U.S. Govt Sponsored Agency - CMO & Mortgage-Backed Securities	97,568	622	285	97,905
Corporate Securities	4,023	29	—	4,052
Municipal Securities	1,017	3	—	1,020
Asset Backed Securities	8,113	—	254	7,859
U.S. Treasury Notes	35,047	50	—	35,097

Total available-for-sale	255,631	1,616	1,162	256,085
Held-to-maturity:
Municipal Securities	43,269	224	71	43,422

Total held-to-maturity	43,269	224	71	43,422

Total investment securities	$298,900	$1,840	$1,233	$299,507

		Gross Unrealized
December 31, 2014	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale:
U.S. Govt Agency and Sponsored Agency - Note Securities	$2,036	$2	$—	$2,038
U.S. Govt Agency - SBA Securities	54,062	770	345	54,487
U.S. Govt Agency - GNMA Mortgage-Backed Securities	29,364	255	277	29,342
U.S. Govt Sponsored Agency - CMO & Mortgage-Backed Securities	107,348	457	577	107,228
Corporate Securities	4,043	77	—	4,120
Municipal Securities	1,039	11	—	1,050
Asset Backed Securities	8,711	1	40	8,672
U.S. Treasury Notes	20,031	—	6	20,025

Total available-for-sale	226,634	1,573	1,245	226,962
Held-to-maturity:
Municipal Securities	47,147	169	157	47,159

Total held-to-maturity	47,147	169	157	47,159

Total investment securities	$273,781	$1,742	$1,402	$274,121

The Company’s investment securities portfolio at September 30, 2015, consists of U.S. Treasury Notes, U.S. Agency and U.S. Sponsored Agency issued AAA and AA rated investment-grade securities, asset backed securities, investment grade corporate bond securities, and municipal securities. At September 30, 2015 and December 31, 2014, securities with a market value of $203 million and $148.8 million, respectively, were pledged as collateral for securities sold under agreements to repurchase, public deposits, outstanding standby letters of credit, bankruptcy deposits, and other purposes as required by various statutes and agreements. See Note 9 – Borrowings and Subordinated Debentures.

The Company did not have any sales of securities during the three and nine months ended September 30, 2015 and 2014.

The following tables present the gross unrealized losses and fair values of AFS and HTM investment securities that were in unrealized loss positions, summarized and classified according to the duration of the loss period as of the dates indicated (dollars in thousands).

	< 12 Continuous Months		> 12 Continuous Months		Total
September 30, 2015	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Temporarily-impaired available-for-sale investment securities:
U.S. Govt. Agency SBA Securities	$27,938	$204	$11,904	$167	$39,842	$371
U.S. Govt. Agency – GNMA Mortgage-Backed Securities	8,569	69	7,421	183	15,990	252
U.S. Govt. Sponsored Agency – CMO & Mortgage-Backed Securities	38,563	194	4,079	91	42,642	285
Asset Backed Securities	7,859	254	—	—	7,859	254

Total temporarily-impaired available-for-sale investment securities	$82,929	$721	$23,404	$441	$106,333	$1,162

Temporarily-impaired held-to-maturity investment securities:
Municipal Securities	$10,932	$71	$—	$—	$10,932	$71

Total temporarily-impaired held-to-maturity investment securities	$10,932	$71	$—	$—	$10,932	$71

	< 12 Continuous Months		> 12 Continuous Months		Total
December 31, 2014	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Temporarily-impaired available-for-sale investment securities:
U.S. Govt. Agency SBA Securities	$10,688	$87	$10,095	$258	$20,783	$345
U.S. Govt. Agency – GNMA Mortgage-Backed Securities	12,784	65	8,784	212	21,568	277
U.S. Govt. Sponsored Agency – CMO & Mortgage-Backed Securities	64,360	413	6,584	164	70,944	577
Asset Backed Securities	4,849	40	—	—	4,849	40
U.S Treasury Notes	20,025	6	—	—	20,025	6

Total temporarily-impaired available-for-sale investment securities	$112,706	$611	$25,463	$634	$138,169	$1,245

Temporarily-impaired held-to-maturity investment securities:
Municipal Securities	$23,966	$157	$—	$—	$23,966	$157

Total temporarily-impaired held-to-maturity investment securities	$23,966	$157	$—	$—	$23,966	$157

The unrealized losses in each of the above categories are associated with the general fluctuation of market interest rates and are not an indication of any deterioration in the credit quality of the security issuers. Further, the Company does not intend to sell these securities and is not more-likely-than-not to be required to sell the securities before the recovery of its amortized cost basis. Accordingly, the Company had no securities that were classified as other-than-temporarily impaired at September 30, 2015 or December 31, 2014, and did not recognize any impairment charges in the consolidated statements of income.

The amortized cost, fair value and average yield of debt securities at September 30, 2015, are reflected in the table below (dollars in thousands). Maturity categories are determined as follows:

•	U.S. Govt. Agency, U.S. Treasury Notes and U.S. Govt. Sponsored Agency bonds and notes – maturity date

•	U.S. Govt. Sponsored Agency CMO or Mortgage-Backed Securities, U.S. Govt. Agency GNMA Mortgage-Backed Securities, Asset Backed Securities and U.S. Gov. Agency SBA Securities – estimated cash flow taking into account estimated pre-payment speeds

•	Investment grade Corporate Bonds and Municipal Securities – the earlier of the maturity date or the expected call date

Although, U.S. Government Agency and U.S. Government Sponsored Agency Mortgage-Backed and CMO securities have contractual maturities through 2048, the expected maturity will differ from the contractual maturities because borrowers or issuers may have the right to prepay such obligations without penalties.

	September 30, 2015
Maturities Schedule of Securities (Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-sale:
Due through one year	$51,864	$52,087	1.22%
Due after one year through five years	100,939	101,176	1.50%
Due after five years through ten years	64,028	63,949	1.85%
Due after ten years	38,800	38,873	2.45%

Total available-for-sale	255,631	256,085	1.67%
Held-to-maturity:
Due through one year	3,743	3,747	2.04%
Due after one year through five years	31,557	31,646	1.52%
Due after five years through ten years	7,969	8,029	1.94%

Total held-to-maturity	43,269	43,422	1.65%

Total investment securities	$298,900	$299,507	1.67%

The weighted average yields in the above table are based on effective rates of book balances at the end of the period. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.

Investment in FHLB Common Stock

The Company’s investment in the common stock of the FHLB of San Francisco is carried at cost and was $8.0 million as of September 30, 2015 and December 31, 2014. The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. Based on the current financial condition of the FHLB and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment, no impairment losses have been recorded through September 30, 2015. The FHLB also paid a special dividend of $296,000 in the second quarter of 2015.

See Note 9 - Borrowings and Subordinated Debentures for a detailed discussion regarding the Company’s borrowings and the requirements to purchase FHLB common stock. See Note 5 - Investment Securities in the Company’s December 31, 2014 10-K for additional discussion on the Company’s evaluation and accounting for its investment in FHLB common stock.

Note 7 - Loans

The following table presents the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands):

	September 30, 2015	December 31, 2014
Commercial and Industrial Loans:	$556,462	$528,517

Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	376,579	339,309
Other Nonresidential Properties	515,402	481,517
Construction, Land Development and Other Land	94,353	72,223
1-4 Family Residential Properties	125,635	121,985
Multifamily Residential Properties	65,275	52,813

Total Loans Secured by Real Estate	1,177,244	1,067,847

Other Loans:	37,641	28,359

Total Loans	$1,771,347	$1,624,723

The following table is a breakout of the Company’s loan portfolio stratified by the industry concentration of the borrower by their respective NAICS code as of the dates indicated (dollars in thousands):

	September 30, 2015	December 31, 2014
Real Estate	$811,868	$744,663
Manufacturing	167,152	161,233
Wholesale	129,952	124,336
Construction	154,085	113,763
Finance	113,956	96,074
Hotel/Lodging	101,239	88,269
Professional Services	53,147	64,215
Other Services	47,041	45,781
Healthcare	47,359	43,917
Retail	36,777	35,503
Administrative Management	26,164	28,016
Restaurant/Food Service	31,884	24,525
Transportation	21,596	18,158
Information	8,756	15,457
Education	9,192	10,253
Entertainment	5,610	8,284
Other	5,569	2,276

Total	$1,771,347	$1,624,723

SBA Loans

As part of the acquisition of PC Bancorp, the Company acquired loans that were originated under the guidelines of the Small Business Administration (“SBA”) program. The total portfolio of the SBA contractual loan balances being serviced by the Company at September 30, 2015 was $109 million, of which $77 million has been sold. Of the $32 million remaining on the Company’s books, $25 million is un-guaranteed and $7 million is guaranteed by the SBA.

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

At September 30, 2015, there were no loans classified as held for sale. At September 30, 2015, the balance of SBA 7a loans originated during the quarter is $2 million, of which $1 million is guaranteed by the SBA. The Company does not currently plan on selling these loans, but it may choose to do so in the future.

Allowance for Loan Loss

The following table is a summary of the activity for the allowance for loan loss for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Allowance for loan loss at beginning of period	$14,124	$11,284	$12,610	$10,603
Provision for loan losses	705	35	2,831	518
Net (charge-offs) recoveries:
Charge-offs	(42)	(8)	(933)	(165)
Recoveries	178	37	457	392

Net (charge-offs) recoveries	136	29	(476)	227

Allowance for loan loss at end of period	$14,965	$11,348	$14,965	$11,348

Net (charge-offs) recoveries to average loans	0.01%	0.00%	(0.03)%	(0.02)%

	September 30, 2015	December 31, 2014
Allowance for loan loss to total loans	0.84%	0.78%
Allowance for loan loss to total loans accounted for at historical cost, which excludes loans and the related allowance for loans acquired through acquisition	1.30%	1.39%

The allowance for losses on unfunded loan commitments to extend credit is primarily related to commercial lines of credit and construction loans. The amount of unfunded loan commitments at September 30, 2015 and December 31, 2014 was $765 million and $720 million, respectively. The inherent risk associated with a loan is evaluated at the same time the credit is extended. However, the allowance held for the commitments is reported in other liabilities within the accompanying consolidated balance sheets and not as part of the allowance for loan loss in the above table. The allowance for losses on unfunded loan commitments to extend credit was $561,000 and $471,000 at September 30, 2015 and December 31, 2014, respectively.

The following tables present, by portfolio segment, the changes in the allowance for loan loss and the recorded investment in loans as of the dates and for the periods indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Three Months Ended September 30, 2015
Allowance for loan loss – Beginning balance	$6,244	$1,607	$5,799	$474	$14,124
Provision for loan losses	181	371	143	10	705
Net (charge-offs) recoveries:
Charge-offs	—	—	(42)	—	(42)
Recoveries	177	—	1	—	178

Net (charge offs) recoveries	177	—	(41)	—	136

Ending balance	$6,602	$1,978	$5,901	$484	$14,965

Three Months Ended September 30, 2014
Allowance for loan loss – Beginning balance	$5,385	$1,422	$4,426	$51	$11,284
Provision for loan losses	333	(205)	(429)	336	35
Net (charge-offs) recoveries:
Charge-offs	—	—	(8)	—	(8)
Recoveries	36	—	1	—	37

Net (charge-offs) recoveries	36	—	(7)	—	29

Ending balance	$5,754	$1,217	$3,990	$387	$11,348

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Nine Months Ended September 30, 2015
Allowance for loan loss – Beginning balance	$5,864	$1,684	$4,802	$260	$12,610
Provision for loan losses	1,176	294	1,137	224	2,831
Net (charge-offs) recoveries:
Charge-offs	(891)	—	(42)	—	(933)
Recoveries	453	—	4	—	457

Net (charge-offs) recoveries	(438)	—	(38)	—	(476)

Ending balance	$6,602	$1,978	$5,901	$484	$14,965

Nine Months Ended September 30, 2014
Allowance for loan loss – Beginning balance	$5,534	$1,120	$3,886	$63	$10,603
Provision for loan losses	25	97	72	324	518
Net (charge-offs) recoveries:
Charge-offs	(93)	—	(72)	—	(165)
Recoveries	288	—	104	—	392

Net (charge-offs) recoveries	195	—	32	—	227

Ending balance	$5,754	$1,217	$3,990	$387	$11,348

The following tables present both the allowance for loan loss and the associated loan balance classified by loan portfolio segment and by credit evaluation methodology (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
September 30, 2015
Allowance for loan loss:
Individually evaluated for impairment	$577	$—	$—	$—	$577
Collectively evaluated for impairment	6,025	1,978	5,901	484	14,388
Purchased credit impaired (loans acquired with deteriorated credit quality)	—	—	—	—	—

Total Allowance for Loan Loss	$6,602	$1,978	$5,901	$484	$14,965

Loans receivable:
Individually evaluated for impairment	$3,446	$—	$99	$—	$3,545
Collectively evaluated for impairment	552,634	94,353	1,081,258	37,641	1,765,886
Purchased credit impaired (loans acquired with deteriorated credit quality)	382	—	1,534	—	1,916

Total Loans Receivable	$556,462	$94,353	$1,082,891	$37,641	$1,771,347

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
December 31, 2014
Allowance for loan loss:
Individually evaluated for impairment	$222	$—	$—	$—	$222
Collectively evaluated for impairment	5,642	1,684	4,802	260	12,388
Purchased credit impaired (loans acquired with deteriorated credit quality)	—	—	—	—	—

Total Allowance for Loan Loss	$5,864	$1,684	$4,802	$260	$12,610

Loans receivable:
Individually evaluated for impairment	$1,914	$—	$737	$—	$2,651
Collectively evaluated for impairment	525,910	72,223	993,195	28,359	1,619,687
Purchased credit impaired (loans acquired with deteriorated credit quality)	693	—	1,692	—	2,385

Total Loans Receivable	$528,517	$72,223	$995,624	$28,359	$1,624,723

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

The following tables present the risk category of loans by class of loans based on the most recent internal loan classification as of the dates indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
September 30, 2015
Pass	$527,311	$94,353	$1,054,807	$37,640	$1,714,111
Special Mention	11,862	—	8,103	—	19,965
Substandard	17,289	—	19,981	1	37,271
Doubtful	—	—	—	—	—

Total	$556,462	$94,353	$1,082,891	$37,641	$1,771,347

December 31, 2014
Pass	$502,624	$72,223	$977,525	$28,358	$1,580,730
Special Mention	8,738	—	4,878	—	13,616
Substandard	17,155	—	13,221	1	30,377
Doubtful	—	—	—	—	—

Total	$528,517	$72,223	$995,624	$28,359	$1,624,723

Age Analysis of Past Due and Non-Accrual Loans

The following tables present an aging analysis of the recorded investment of past due loans and non-accrual loans as of the dates indicated (dollars in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non- Accrual	Current	Total Loans
September 30, 2015
Commercial and Industrial	$85	$11	$—	$96	$3,826	$552,540	$556,462
Construction, Land Development and Other Land	—	—	—	—	—	94,353	94,353
Commercial and Other Real Estate	—	391	—	391	478	1,082,022	1,082,891
Other	—	—	—	—	—	37,641	37,641

Total	$85	$402	$—	$487	$4,304	$1,766,556	$1,771,347

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non- Accrual	Current	Total Loans
December 31, 2014
Commercial and Industrial	$192	$233	$—	$425	$2,604	$525,488	$528,517
Construction, Land Development and Other Land	—	—	—	—	—	72,223	72,223
Commercial and Other Real Estate	354	—	—	354	1,305	993,965	995,624
Other	—	—	—	—	—	28,359	28,359

Total	$546	$233	$—	$779	$3,909	$1,620,035	$1,624,723

Impaired Loans

Impaired loans are evaluated by comparing the fair value of the collateral, if the loan is collateral dependent, and the present value of the expected future cash flows discounted at the loan’s effective interest rate, if the loan is not collateral dependent.

A valuation allowance is established for an impaired loan when the realizable value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table below as impaired loans “with no specific allowance recorded.” The valuation allowance disclosed below is included in the allowance for loan loss reported in the consolidated balance sheets as of September 30, 2015 and December 31, 2014.

The following tables present, by loan category, the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, for the dates and periods indicated (dollars in thousands). This table excludes purchased credit impaired loans (loans acquired in acquisitions with deteriorated credit quality) of $3 million and $2 million at September 30, 2015 and December 31, 2014, respectively.

	September 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Commercial and Industrial	$2,118	$3,629	$—	$520	$609	$—
Commercial and Other Real Estate	99	105	—	737	739	—
			—
With a specific allowance recorded:
Commercial and Industrial	1,328	1,479	577	1,394	1,546	222
Total
Commercial and Industrial	3,446	5,108	577	1,914	2,155	222
Commercial and Other Real Estate	99	105	—	737	739	—

Total	$3,545	$5,213	$577	$2,651	$2,894	$222

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and Industrial	$2,118	$—	$1,051	$—	$1,757	$—	$1,035	$34
Commercial and Other Real Estate	99	—	2,960	—	104	—	3,207	—
With a specific allowance recorded:
Commercial and Industrial	1,328	—	1,494	—	1,328	—	1,533	—
Commercial and Other Real Estate	413		—	—	550		—	—
Total:
Commercial and Industrial	3,446	—	2,545	—	3,085	—	2,568	34
Commercial and Other Real Estate	512	—	2,960	—	654	—	3,207	—

Total	$3,958	$—	$5,505	$—	$3,739	$—	$5,775	$34

The following is a summary of additional information pertaining to impaired loans for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest foregone on impaired loans	$81	$72	$238	$346
Cash collections applied to reduce principal balance	$23	$18	$186	$2,889
Interest income recognized on cash collections	$—	$—	$—	$34

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

The following tables include the recorded investment and unpaid principal balances for troubled debt restructured loans at September 30, 2015 and December 31, 2014 (dollars in thousands). These tables include TDR loans that were purchased credit impaired (“PCI”). As of September 30, 2015, there were two PCI loans that are considered to be TDR loans with a recorded investment of $161,000 and unpaid principal balances of $344,000.

	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
As of and for the period ended September 30, 2015
Commercial and Industrial	$1,780	$2,385	$—
Commercial and Other Real Estate	99	105	—

Total	$1,879	$2,490	$—

	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
As of and for the year ended December 31, 2014
Commercial and Industrial	$530	$719	$—
Commercial and Other Real Estate	114	115	—

Total	$644	$834	$—

The following table shows the pre- and post-modification recorded investment in TDR loans by loan segment that have occurred during the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2015			2014
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Troubled Debt Restructured Loans:
Commercial and Industrial	3	$1,335	$1,335	—	$—	$—

Total	3	$1,335	$1,335	—	$—	$—

	Nine Months Ended September 30,
	2015			2014
	Number of Loans	Pre-Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Troubled Debt Restructured Loans:
Commercial and Industrial	3	$1,335	$1,335	1	$224	$224

Total	3	$1,335	$1,335	1	$224	$224

There was no interest income recognized for the above troubled debt restructured loans during the three months and nine months ended September 30, 2015 or September 30, 2014.

Three loans were modified or restructured during the three and nine months ended September 30, 2015. There were no loans restructured during the three months ended September 30, 2014. One loan was modified or restructured during the nine months ended September 30, 2014.

Loans are restructured in an effort to maximize collections. Impairment analyses are performed on the Company’s troubled debt restructured loans in conjunction with the normal allowance for loan loss process. The Company’s troubled debt restructured loans are analyzed to ensure adequate cash flow or collateral supports the outstanding loan balance.

There have been no payment defaults in nine months ended September 30, 2015 or September 30, 2014 subsequent to modification on troubled debt restructured loans that have been modified within the last twelve months.

Loans Acquired Through Acquisition

The following table reflects the accretable net discount for loans acquired through acquisition, for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$18,255	$6,412	$21,402	$7,912
Accretion, included in interest income	(1,463)	(813)	(4,140)	(2,264)
Reclassifications (to) from non-accretable yield	(5)	—	(475)	(49)

Balance, end of period	$16,787	$5,599	$16,787	$5,599

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

The following table reflects the outstanding balance and related carrying value of PCI loans as of the dates indicated (dollars in thousands):

	September 30, 2015		December 31, 2014
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and Industrial	$710	$382	$1,205	$693
Commercial and Other Real Estate	2,262	1,534	3,018	1,692
Other	—	—	62	—

Total	$2,972	$1,916	$4,285	$2,385

The following table reflects the activities in the accretable net discount for PCI loans for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$286	$360	$324	$395
Accretion, included in interest income	(20)	(18)	(58)	(53)
Reclassifications from non-accretable yield	—	—	—	—

Balance, end of period	$266	$342	$266	$342

Note 8 - Qualified Affordable Housing Project Investments

The Company’s investment in Qualified Affordable Housing Projects that generate Low Income Housing Tax Credits (“LIHTC”) was $3.8 million at September 30, 2015 and $4.2 million at December 31, 2014. The funding liability for the LIHTC was $1 million at September 30, 2015 compared to $3 million at December 31, 2014. The amount of tax credits and other tax benefits recognized was $436,000 and $443,000 for the nine months ended September 30, 2015 and September 30, 2014, respectively. Further, the amount of amortization expense included in the provision for income taxes was $343,000 and $348,000 for the nine months ended September 30, 2015 and September 30, 2014, respectively. See Note 11 – Qualified Affordable Housing Project Investments in the Company’s 10-K financial statements at December 31, 2014 for additional detail regarding the Company’s investment in LIHTC.

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

As discussed in Note 6 – Investment Securities, the Company has pledged certain investments as collateral for these agreements. Securities with a fair value of $49 million and $32.3 million were pledged to secure the Repos at September 30, 2015 and December 31, 2014, respectively.

The tables below describe the terms and maturity of the Company’s securities sold under agreements to repurchase as of the dates indicated (dollars in thousands):

	September 30, 2015
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
September 30, 2015	$16,698	0.10% – 0.25%	1 day	October 1, 2015

Total	$16,698	0.22%

	December 31, 2014
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
December 31, 2014	$9,411	0.13% – 0.25%	2 days	January 2, 2015

Total	$9,411	0.20%

Federal Home Loan Bank Borrowings

The Company maintains a secured credit facility with the Federal Home Loan Bank of San Francisco “FHLB”, allowing the Company to borrow on an overnight and term basis. The Company’s credit facility with the FHLB is $618 million, which represents approximately 25% of the Bank’s total assets, as reported by the Bank in its June 30, 2015 FFIEC Call Report.

As of September 30, 2015, the Company had $795 million of loan collateral pledged with the FHLB which provides $526 million in borrowing capacity. The Company has $20 million in investment securities pledged with the FHLB to support this credit facility. In addition, the Company must maintain an investment in the Capital Stock of the FHLB. Under the FHLB Act, the FHLB has a statutory lien on the FHLB capital stock that the Company owns and the FHLB capital stock serves as further collateral under the borrowing line.

The Company had no outstanding advances (borrowings) with the FHLB as of September 30, 2015 or December 31, 2014.

Subordinated Debentures

The following table summarizes the terms of each issuance of subordinated debentures outstanding as of September 30, 2015:

Series	Amount (in thousands)	Issuance Date	Maturity Date	Rate Index	Current Rate	Next Reset Date
Trust I	$6,186	12/10/04	03/15/35	3 month LIBOR + 2.05%	2.39%	12/15/15
Trust II	3,093	12/23/05	03/15/36	3 month LIBOR + 1.75%	2.09%	12/15/15
Trust III	3,093	06/30/06	09/18/36	3 month LIBOR + 1.85%	2.19%	12/15/15

Subtotal	12,372
Unamortized fair value adjustment	(2,715)

Net	$9,657

The Company had an aggregate outstanding contractual balance of $12.4 million in subordinated debentures at September 30, 2015. These subordinated debentures were acquired as part of the PC Bancorp merger and were issued to trusts originally established by PC Bancorp, which in turn issued trust preferred securities. These subordinated debentures were issued in three separate series. Each issuance had a maturity of 30 years from their approximate date of issue. All three subordinated debentures are variable rate instruments that reprice quarterly based on the three month LIBOR plus a margin (see tables above). All three subordinated debentures had their interest rates reset in September 2015 at the current three month LIBOR plus their index, and will continue to reprice quarterly through their maturity date. All three subordinated debentures are currently callable at par with no prepayment penalties.

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

Note 10 - Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. The Company has two counterparty banks.

Derivative Financial Instruments Acquired from 1st Enterprise

At September 30, 2015, the Company has thirteen interest rate swap agreements with customers and thirteen offsetting interest-rate swaps with a counterparty bank that were acquired as a result of the merger with 1st Enterprise on November 30, 2014. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Company a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating significant interest rate risk in the Company’s earnings.

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

The Company believes the risk of loss associated with counterparty borrowers relating to interest rate swaps is mitigated as the loans with swaps are underwritten to take into account potential additional exposure, although there can be no assurances in this regard since the performance of the swaps is subject to market and counterparty risk. At September 30, 2015 and December 31, 2014, the total notional amount of the Company’s swaps acquired from 1st Enterprise was $35 million and $36 million, respectively.

The following tables present the notional amount and the fair values of the asset and liability of the Company’s derivative instruments acquired from 1st Enterprise as of the dates and periods indicated (dollars in thousands):

	Asset Derivatives
	September 30, 2015	December 31, 2014
Interest rate swap contracts fair value	$1,298	$719

Balance sheet location	Accrued Interest Receivable and Other Assets	Accrued Interest Receivable and Other Assets

The following table presents the fair values of the liability of the Company’s derivative instruments acquired from 1st Enterprise as of the dates indicated (dollars in thousands):

	Liability Derivatives
	September 30, 2015	December 31, 2014
Interest rate swap contracts fair value	$1,298	$719

Balance sheet location	Accrued Interest Payable and Other Liabilities	Accrued Interest Payable and Other Liabilities

Derivative Financial Instruments Acquired from PC Bancorp

At September 30, 2015, the Company also has nineteen pay-fixed, receive-variable, interest rate contracts that are designed to convert fixed rate loans into variable rate loans. The Company acquired these interest rate swap contracts on July 31, 2012 as a result of the merger with PC Bancorp. All of the interest rate swap contracts acquired from PC Bancorp are with the same counterparty bank. The outstanding swaps have original maturities of up to 15 years.

The following table presents the notional amount and the fair values of the asset and liability of the Company’s derivative instruments acquired from PC Bancorp as of the dates indicated (dollars in thousands):

	Liability Derivatives
	September 30, 2015	December 31, 2014
Fair Value Hedges
Total interest rate contacts notional amount	$26,226	$29,289

Derivatives not designated as hedging instruments:
Interest rate swap contracts fair value	$394	$519
Derivatives designated as hedging instruments:
Interest rate swap contracts fair value	1,694	2,277

Total interest rate contracts fair value	$2,088	$2,796

Balance sheet location	Accrued Interest Payable and Other Liabilities	Accrued Interest Payable and Other Liabilities

The Effect of Derivative Instruments on the Consolidated Statements of Income

The following table summarizes the effect of all derivative financial instruments on the consolidated statements of income for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives not designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$41	$86	$124	$179
Payments on interest rate swap contracts on loans	(66)	(69)	(198)	(205)

Net increase (decrease) in other non-interest income	$(25)	$17	$(74)	$(26)

Derivatives designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$142	$361	$583	$663
Increase (decrease) in fair value of hedged loans	191	(104)	279	135
Payment on interest rate swap contracts on loans	(275)	(317)	(846)	(950)

Net increase (decrease) in interest income on loans	$58	$(60)	$16	$(152)

Under all of the Company’s interest rate swap contracts, the Company is required to pledge and maintain collateral for the credit support under these agreements. At September 30, 2015, the Company has pledged $2 million in investment securities and $3 million in certificates of deposit, for a total of $5 million, as collateral under the swap agreements.

Note 11 – Balance Sheet Offsetting

Assets and liabilities relating to certain financial instruments, including derivatives, and securities sold under repurchase agreements (“Repos”), may be eligible for offset in the consolidated balance sheets as permitted under accounting guidance. The Company’s interest rate swap derivatives are subject to a master bilateral netting and offsetting arrangement under specific conditions as defined within a master agreement governing all interest rate swap contracts that the Company and the counterparty banks have entered into. In addition, the master agreement under which the interest rate contracts have been written require the pledging of assets by the Company based on certain risk thresholds. The Company has pledged a certificate of deposit and investment securities as collateral under the swap agreements. The pledged collateral under the swap agreements are reported in the Company’s consolidated balance sheets, unless the Company defaults under the master agreement. The Company currently does not net or offset the interest rate swap contracts in its consolidated balance sheets, as reflected within the table below.

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

The table below presents the Company’s financial instruments that may be eligible for offsetting which include securities sold under agreements to repurchase that have no enforceable master netting arrangement and derivative securities that could be offset in the consolidated financial statements due to an enforceable master netting arrangement (dollars in thousands):

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount (Collateral over liability balance required to be pledged)
				Financial Instruments	Collateral Pledged
September 30, 2015
Financial Assets:
Interest rate swap contracts fair value (See Note 10 – Derivative Financial Instruments)	$1,298	$—	$1,298	$1,298	$—	$—

Total	$1,298	$—	$1,298	$1,298	$—	$—

Financial Liabilities:
Interest rate swap contracts fair value (See Note 10 – Derivative Financial Instruments)	$3,386	$—	$3,386	$3,386	$4,306	$920
Securities sold under agreements to repurchase (See Note 9 – Borrowings and Subordinated Debentures)	16,698	—	16,698	16,698	49,139	32,441

Total	$20,084	$—	$20,084	$20,084	$53,445	$33,361

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount (Collateral over liability balance required to be pledged)
				Financial Instruments	Collateral Pledged
December 31, 2014
Financial Assets:
Interest rate swap contracts fair value (See Note 10 – Derivative Financial Instruments)	$719	$—	$719	$719	$—	$—

Total	$719	$—	$719	$719	$—	$—

Financial Liabilities:
Interest rate swap contracts fair value (See Note 10 – Derivative Financial Instruments)	$3,515	$—	$3,515	$3,515	$4,150	$635
Securities sold under agreements to repurchase (See Note 9 – Borrowings and Subordinated Debentures)	9,411	—	9,411	9,411	32,304	22,893

Total	$12,926	$—	$12,926	$12,926	$36,454	$23,528

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

At September 30, 2015, future compensation expense related to unvested restricted stock grants are reflected in the table below (dollars in thousands):

Restricted Stock Expense
Remainder of 2015	$676
2016	1,879
2017	760
2018	273
2019	31
Thereafter	—

Total	$3,619

There was no future compensation expense related to stock options as of September 30, 2015. All stock options outstanding at September 30, 2015 are vested.

Stock Options

There were no stock options granted by the Company in 2012, 2013, 2014, or during the nine months ended September 30, 2015.

The following table summarizes the share option activity under the plans as of the date and for the period indicated:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock options at December 31, 2014	1,016,490	$10.13	1.6	$11,770
Granted	—
Exercised	(158,315)
Forfeited	(5,000)
Expired	—

Outstanding stock options at September 30, 2015	853,175	$10.26	0.9	$10,467

Exercisable options at September 30, 2015	853,175	$10.26	0.9	$10,467
Unvested options at September 30, 2015	—

The Company recorded stock option compensation expense of $0 and $2,000 for the three months ended September 30, 2015 and 2014, and $1,700 and $8,000 for the nine months period September 30, 2015 and 2014, respectively.

The total intrinsic value of options exercised during the three months ended September 30, 2015 and 2014 was $2 million and $1 million, respectively.

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

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Unvested at December 31, 2014	309,506	$16.41
Granted	77,800	20.95
Vested	(99,750)	13.42
Cancelled and forfeited	(9,175)	16.50

Unvested at September 30, 2015	278,381	$18.74

Restricted stock compensation expense related to the restricted stock grants reflected in the table above was $745,000 and $443,000 for the three month period ended September 30, 2015 and 2014 and $2 million and $1 million for the nine month period ended September 30, 2015 and 2014, respectively. Restricted stock awards reflected in the table above are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed. During the three months and nine months ended September 30, 2015, the Company granted 40,000 shares of Restricted Stock Unit (“RSU”), respectively, under the Equity Plan to one of its executive officers. Such grant is not reflected in the table above. The shares of common stock underlying the 40,000 shares of RSU will not be issued until the RSUs vest but are outstanding as of September 30, 2015. The RSUs are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed.

Note 13 – Shareholders’ Equity

Common Stock

During the first three quarters of 2015, the Company’s issued common stock increased by 187,080 shares, from 16,683,856 shares at December 31, 2014, to 16,870,936 shares at September 30, 2015. During the nine months ended September 30, 2015, the Company issued 158,315 shares of stock from the exercise of employee stock options for a total value of $1,434,000. The Company also granted 77,800 shares of restricted stock awards to the Company’s directors and employees and cancelled 9,175 shares of unvested restricted stock related to employee turnover, resulting in a net issuance of restricted stock of 68,625 shares. Further, the Company cancelled 39,860 shares of restricted stock that had a value of $856,000 when employees elected to pay their tax obligation via the repurchase of the stock by the Company.

The Equity Plan, as amended, allows employees to make an election to have a portion of their restricted stock that became vested during the year repurchased by the Company to provide funds to pay the employee’s tax obligation related to the vesting of the stock.

Preferred Stock

As discussed in Note 3 - Business Combinations, the Company completed the merger with 1st Enterprise on November 30, 2014. As part of the Merger Agreement, 16,400 shares of preferred stock issued by 1st Enterprise as part of the Small Business Lending Fund (SBLF) program of the United States Department of the Treasury was converted into substantially 16,400 identical CU Bancorp shares with identical terms. CU Bancorp Preferred Stock has a liquidation preference amount of $1,000 per share, designated as the Company’s Non-Cumulative Perpetual Preferred Stock, Series A. The U.S. Department of the Treasury is the sole holder of all outstanding shares of CU Bancorp Preferred Stock. The CU Bancorp Preferred Stock had an estimated life of four years and the fair value was $15.9 million at the merger date, resulting in a net discount of $479,000. The life-to-date and the year-to-date accretion on the net discount as of September 30, 2015 is $818,000 and $735,000, respectively. The net carrying value of the CU Bancorp Preferred Stock is $16.7 million ($16.4 million plus of $0.3 million net premium) as of September 30, 2015. Dividends on the CU Bancorp Preferred Stock are paid to the U.S. Department of the Treasury on a quarterly basis. See Note 22 - Regulatory Matters, in the Company’s 2014 Form 10-K, for restrictions on dividends.

The Company currently includes the Non-Cumulative Perpetual Preferred Stock, Series A, in its Tier 1 capital. Under Basel III, the CU Bancorp Preferred Stock continues to be included in Tier 1 capital because non-cumulative perpetual preferred stock remained classified as Tier 1 capital following the enactment of Dodd Frank.

Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the periods indicated (dollars in thousands):

	Before Tax	Tax Effect	Net of Tax
Three Months Ended – September 30, 2015
Net unrealized gains (losses) on investment securities:
Beginning balance	$(82)	$(34)	$(48)
Net unrealized gains arising during the period	536	225	311

Ending balance	$454	$191	$263

	Before Tax	Tax Effect	Net of Tax
Three Months Ended – September 30, 2014
Net unrealized gains (losses) on investment securities:
Beginning balance	$331	$136	$195
Net unrealized gains arising during the period	19	11	8

Ending balance	$350	$147	$203

	Before Tax	Tax Effect	Net of Tax
Nine Months Ended – September 30, 2015
Net unrealized gains (losses) on investment securities:
Beginning balance	$333	$143	$190
Net unrealized gains arising during the period	121	48	73

Ending balance	$454	$191	$263

	Before Tax	Tax Effect	Net of Tax
Nine Months Ended – September 30, 2014
Net unrealized gains (losses) on investment securities:
Beginning balance	$(348)	$(143)	$(205)
Net unrealized gains arising during the period	698	290	408

Ending balance	$350	$147	$203

Note 14 - Commitments and Contingencies

Litigation

From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company accrues for any probable loss contingencies that are estimable and discloses any material losses. As of September 30, 2015, there were no legal proceedings against the Company the outcome of which are expected to have a material adverse impact on the Company’s financial position, results of operations or cash flows, as a whole.

Financial Instruments with Off Balance Sheet Risk

See Note 21 – Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Financial instruments with off balance sheet risk include commitments to extend credit of $765 million and $720 million at September 30, 2015 and December 31, 2014, respectively. Included in the aforementioned commitments were standby letters of credit outstanding of $70 million and $57 million at September 30, 2015 and December 31, 2014, respectively.

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

Subordinated Debentures: The fair value of the three variable rate subordinated debentures (“debentures”) is estimated using a discounted cash flow calculation that applies the three month LIBOR plus the margin index at September 30, 2015, to the cash flows from the debentures, based on the actual interest rate the debentures were accruing at September 30, 2015. Because all three of the debentures re-priced on September 11, 2015 based on the current three month LIBOR index rate plus the index margin at that date, and with relatively little to no change in the three month LIBOR index rate from the re-pricing date through September 30, 2015, the current face value of the debentures and their calculated fair value are approximately equal. The inputs utilized in determining the fair value of subordinated debentures are observable and accordingly, these financial liabilities are classified within Level 2 of the fair value hierarchy.

Fair Value of Commitments: Loan commitments that are priced on an index plus a margin to a market rate of interest are reported at the carrying value of the loan commitment. Loan commitments on which the committed fixed interest rate is less than the current market rate were insignificant at September 30, 2015 and December 31, 2014.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis as of the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – September 30, 2015
Investment securities available-for-sale	$256,085	$—	$256,085	$—
Interest Rate Swap Contracts	1,298	—	1,298	—

Financial Liabilities – September 30, 2015
Interest Rate Swap Contracts	$3,386	$—	$3,386	$—

Financial Assets – December 31, 2014
Investment securities available-for-sale	$226,962	$—	$226,962	$—
Interest Rate Swap Contracts	719	—	719	—

Financial Liabilities – December 31, 2014
Interest Rate Swap Contracts	$3,515	$—	$3,515	$—

At December 31, 2014 and at September 30, 2015 the Company had no financial assets or liabilities that were measured at fair value on a recurring basis that required the use of significant unobservable inputs (Level 3). Additionally, there were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis for the three months and nine months ended September 30, 2015 and 2014.

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

There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a non-recurring basis for the three and nine months ended September 30, 2015.

The following table presents the balances of assets and liabilities measured at fair value on a non-recurring basis by caption and by level within the fair value hierarchy as of the dates indicated (dollars in thousands):

	Recorded Investment Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – September 30, 2015
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs (non-purchased credit impaired loans)	$751	$—	$—	$751
Other real estate owned	1,292	—	—	1,292

Total	$2,043	$—	$—	$2,043

Financial Assets – December 31, 2014
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs (non-purchased credit impaired loans)	$1,172	$—	$—	$1,172
Other real estate owned	850	—	—	850

Total	$2,022	$—	$—	$2,022

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of the dates indicated (dollars in thousands):

	Fair Value	Valuation Methodology	Valuation Model and/or Factors	Unobservable Input Values
Financial Assets – September 30, 2015
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-off	$751	Credit loss estimate of aged accounts receivable collateral	Credit loss factors on aging of accounts receivable collateral	20%-80%
			Estimated selling costs	16%
Other real estate owned	1,292	Commercial real estate appraisal; Executed sale contract	Sales approach Estimated selling costs	6%

Total	$2,043

Financial Assets – December 31, 2014
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-off	$1,172	Credit loss estimate of aged accounts receivable collateral	Credit loss factors on aging of accounts receivable collateral	10%-80%
			Estimated selling costs	15%
Other real estate owned	850	Residential real estate appraisal	Sales approach Estimated selling costs	6%

Total	$2,022

Fair Value of Financial Assets and Liabilities

ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or on a non-recurring basis. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of September 30, 2015 and December 31, 2014. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The description of the valuation methodologies used for assets and liabilities measured at fair value and for estimating fair value for financial instruments not recorded at fair value has been described above.

The table below presents the carrying amounts and fair values of financial instruments based on their fair value hierarchy indicated (dollars in thousands):

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Financial Assets
Investment securities available-for-sale	$256,085	256,085	$—	$256,085	$—
Investment securities held-to-maturity	43,269	43,422	—	43,422	—
Loans, net	1,756,382	1,797,338	—	—	1,797,338
Interest rate swap contracts	1,298	1,298	—	1,298	—
Financial Liabilities
Certificates of deposit	62,320	62,320	—	62,320	—
Securities sold under agreements to repurchase	16,698	16,698	—	16,698	—
Subordinated debentures	9,657	12,372	—	12,372	—
Interest rate swap contracts	3,386	3,386	—	3,386	—

December 31, 2014
Financial Assets
Investment securities available-for-sale	$226,962	226,962	$—	$226,962	$—
Investment securities held-to-maturity	47,147	47,159	—	47,159	—
Loans, net	1,612,113	1,627,717	—	—	1,627,717
Interest rate swap contracts	719	719	—	719	—
Financial Liabilities
Certificates of deposit	64,840	64,857	—	64,857	—
Securities sold under agreements to repurchase	9,411	9,411	—	9,411	—
Subordinated debentures	9,538	12,372	—	12,372	—
Interest rate swap contracts	3,515	3,515	—	3,515	—

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

See “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” below relating to “forward-looking” statements included in this report.

The following is management’s discussion and analysis of the major factors that influenced the results of the operations and financial condition of CU Bancorp, (“the Company”) for the current period. This analysis should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2014 Annual Report on Form 10-K and with the unaudited financial statements and notes as set forth in this report.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

We have made forward-looking statements in this document about the Company, for which the Company claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995.

The Company’s forward-looking statements include descriptions of plans or objectives of management for future operations, products or services, and forecasts of its revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “assume,” “plan,” “predict” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.”

We make forward-looking statements as set forth above and regarding projected sources of funds, availability of acquisition and growth opportunities, dividends, adequacy of our allowance for loan losses and provision for loan losses, our loan portfolio and subsequent charge-offs. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the SEC, Item 1A of our Annual Report on Form 10-K, and the following:

•	Current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values, high unemployment rates and overall slowdowns in economic growth should these events occur.

•	The effects of trade, monetary and fiscal policies and laws.

•	Possible losses of businesses and population in Los Angeles, Orange, Ventura, San Bernardino or Riverside Counties.

•	Loss of customer checking and money-market account deposits as customers pursue other higher-yield investments, particularly in a rising interest rate environment.

•	Possible changes in consumer and business spending and saving habits and the related effect on our ability to increase assets and to attract deposits.

•	Competitive market pricing factors.

•	Deterioration in economic conditions that could result in increased loan losses.

•	Risks associated with concentrations in real estate related loans.

•	Risks associated with concentrations in deposits.

•	Loss of significant customers.

•	Market interest rate volatility.

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

•	Changes in the speed of loan prepayments, loan origination and sale volumes, loan loss provisions, charge offs or actual loan losses.

•	Compression of our net interest margin.

•	Stability of funding sources and continued availability of borrowings to the extent necessary.

•	Changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth.

•	The inability of our internal disclosure controls and procedures to prevent or detect all errors or fraudulent acts.

•	Inability of our framework to manage risks associated with our business, including operational risk and credit risk, to mitigate all risk or loss to us.

•	Our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft.

•	The effects of man-made and natural disasters, including earthquakes, floods, droughts, brush fires, tornadoes and hurricanes.

•	The effect of labor and port slowdowns on small businesses.

•	Risks of loss of funding of Small Business Administration or SBA loan programs, or changes in those programs.

•	Lack of take-out financing or problems with sales or lease-up with respect to our construction loans.

•	Our ability to recruit and retain key management and staff.

•	Availability of, and competition for, acquisition opportunities.

•	Risks associated with merger and acquisition integration.

•	Significant decline in the market value of the Company that could result in an impairment of goodwill.

•	Regulatory limits on the Bank’s ability to pay dividends to the Company.

•	New accounting pronouncements.

•	The impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and related rules and regulations on the Company’s business operations and competitiveness.

•	Our ability to comply with applicable capital and liquidity requirements (including the finalized Basel III capital standards), including our ability to generate capital internally or raise capital on favorable terms.

•	Increased regulation of the securities markets, including the securities of the Company, whether pursuant to the Sarbanes-Oxley Act of 2002, or otherwise.

•	The effects of any damage to our reputation resulting from developments related to any of the items identified above.

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

Total assets increased $389 million or 15% from December 31, 2014 to $2.6 billion at September 30, 2015, mainly due to deposit growth of $312 million and earnings available to common shareholders of $15 million. Loan growth during the period was concentrated primarily in Commercial and Industrial loans of $28 million, Owner-Occupied Nonresidential Property loans of $37 million and Other Nonresidential Property loans of $34 million. Funding the loan growth of the Company for the nine months ended September 30, 2015 were increases in non-interest bearing demand deposits of $216 million, interest bearing deposits of $51 million and money market and savings deposit of $48 million. At September 30, 2015 and December 31, 2014, non-interest bearing deposits represented 55% and 53% of total deposits, respectively.

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

Our critical accounting policies are described in greater detail in the Company’s 2014 Annual Report on Form 10-K, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations –Critical Accounting Policies and Estimates. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessment, are as follows:

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

The Allowance is an amount that management believes will be adequate to absorb estimated charge-offs related to specifically identified loans, as well as probable loan losses inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. Management carefully monitors changing economic conditions, the concentrations of loan categories and collateral, the financial condition of the borrowers, the history of the loan portfolio, as well as historical peer group loan loss data to determine the adequacy of the Allowance. The Allowance is based upon estimates, and actual charge-offs may vary from the estimates. No assurance can be given that adverse future economic conditions will not lead to delinquent loans, increases in the provision for loan losses and/or charge-offs. These evaluations are inherently subjective, as they require estimates that are susceptible to significant revisions as conditions change. In addition, regulatory agencies, as an integral part of their examination process, may require additions to the Allowance based on their judgment about information available at the time of their examinations. Management believes that the Allowance as of September 30, 2015 is adequate to absorb known and probable losses in the loan portfolio.

The Allowance consists of specific and general components. The specific component relates to loans that are categorized as impaired. For loans that are categorized as impaired, a specific allowance is established when the realizable value of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on the type of loan and historical charge-off experience adjusted for qualitative factors.

While the general allowance covers all non-impaired loans and is based on historical loss experience adjusted for the various qualitative factors, the change in the Allowance from one reporting period to the next may not directly correlate to the rate of change of nonperforming loans for the following reasons:

•	A loan moving from the impaired performing status to an impaired non-performing status does not mandate an automatic increase in the allowance. The individual loan is evaluated for a specific allowance requirement when the loan moves to the impaired status, not when the loan moves to non-performing status. In addition, the impaired loan is reevaluated at each subsequent reporting period. Impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company may measure impairment based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

•	Not all impaired loans require a specific allowance. The payment performance of the borrower may require an impaired classification, but the collateral evaluation may support adequate collateral coverage. For a number of impaired loans in which borrower performance is in question, the collateral coverage may be sufficient because a partial charge off of the loan has been taken. In those instances, neither a general allowance nor a specific allowance is assessed.

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

Business Combinations

The Company has a number of fair value adjustments recorded within the consolidated financial statements at September 30, 2015 that were created from the business combinations with California Oaks State Bank (COSB), Premier Commercial Bancorp (PC Bancorp) and 1st Enterprise Bank (1st Enterprise) on December 31, 2010, July 31, 2012 and November 30, 2014, respectively. These fair value adjustments include the Company’s goodwill, fair value adjustments on loans, core deposit intangible assets, other intangible assets, fair value adjustments to acquired lease obligations, fair value adjustments to high rate certificates of deposit and fair value adjustments on derivatives. The assets and liabilities acquired through acquisition have been accounted for at fair value as of the date of the acquisition. The goodwill that was recorded on the transactions represented the excess of the purchase price over the fair value of net assets acquired. If the consideration paid would have been less than the fair value of the net assets acquired, the Company would have recorded a bargain purchase gain. Goodwill is not amortized and is reviewed for impairment on October 1st of each year. If an event occurs or circumstances change that results in it being probable that the Company’s fair value has declined below its book value, the Company would perform an impairment analysis at that time.

The core deposit intangibles on non-maturing deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed through acquisition, are being amortized over the projected useful lives of the deposits. The average remaining life of the core deposit intangible is estimated at approximately 7 years at September 30, 2015. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

RESULTS OF OPERATIONS

Key Profitability Measures

The following table presents key profitability measures for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amounts		Increase (Decrease)		Amounts		Increase (Decrease)
	2015	2014	$	%	2015	2014	$	%
Net Income Available to Common Shareholders	$5,970	$2,549	$3,421	134.21%	$14,852	$7,601	$7,251	95.40%

Earnings per share
Basic	$0.36	$0.23	$0.13	56.52%	$0.90	$0.70	$0.20	28.57%
Diluted	$0.35	$0.23	$0.12	52.17%	$0.88	$0.68	$0.20	29.41%
Return on average tangible common equity	11.48%	7.52%	3.96%	53%	9.95%	7.77%	2.18%	28.06%
Return on average assets	0.93%	0.69%	0.24%	34.78%	0.82%	0.72%	0.10%	13.89%
Net interest rate spread	3.65%	3.53%	0.12%	3.40%	3.73%	3.62%	0.11%	3.04%
Net interest margin	3.79%	3.70%	0.09%	2.43%	3.87%	3.80%	0.07%	1.84%
Efficiency ratio (1)	59.34%	67.91%	8.57%	(12.62)%	61.49%	67.95%	(6.46)%	(9.51)%

(1)	Efficiency ratio is defined as non-interest expense as a percent of net interest income plus non-interest income, excluding gain on sale of securities, net.

Operations Performance Summary

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net income available to common shareholders for the three months ended September 30, 2015 was $6.0 million, or $0.35 per diluted share, compared to $2.5 million, or $0.23 per diluted share for the three months ended September 30, 2014. The $3.4 million increase, or 134%, was primarily due to a $9.0 million increase in net interest income after provision for loan losses and a $984,000 increase in non-interest income, offset by a $5.0 million increase in non-interest expense and a $1.2 million increase in provision for income tax expense. These increases are due to strong organic loan growth, coupled with the merger with 1st Enterprise on November 30, 2014. Salaries and employee benefits increased $3.7 million for the three months ended September 30, 2015, due to a larger employee base as a result of the merger. Occupancy expense also increased $466,000 for the same period due to additional locations. Further, core deposit intangible amortization increased $354,000 for the three months ended September 30, 2015, mainly due to the $7.4 million core deposit intangible recognized from the 1st Enterprise merger. Merger expenses were lower by $485,000 compared to the three months ended September 30, 2014. Each of these increases and or decreases is more fully described below.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net income available to common shareholders for the nine months ended September 30, 2015 was $14.9 million, or $0.88 per diluted share, compared to $7.6 million, or $0.68 per diluted share for the nine months ended September 30, 2014. The $7.3 million increase, or 95%, was primarily due to a $24.5 million increase in net interest income after provision for loan losses and a $3.1 million increase in non-interest income, offset by a $15.6 million increase in non-interest expense and a $3.9 million increase in provision for income tax expense. These increases are due to strong organic loan growth coupled with the merger with 1st Enterprise on November 30, 2014. Salaries and employee benefits increased $10.3 million for the nine months ended September 30, 2015, due to a larger employee base as a result of the merger. Occupancy expense also increased $1.3 million for the same period due to additional locations. Further, core deposit intangible amortization increased $1.1 million for the nine months ended September 30, 2015, mainly due to the $7.4 million core deposit intangible recognized from the 1st Enterprise merger. Provision for loan losses also increased $2.3 million, as a result of strong organic loan growth and net charge-offs of $476,000. Merger expenses were lower by $630,000 compared to the nine months ended September 30, 2014. Each of these increases and or decreases is more fully described below.

Average Balances, Interest Income and Expense, Yields and Rates

The following tables present the Company’s average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yield/rate for the periods presented. All average balances are daily average balances (dollars in thousands).

	Three Months Ended
	September 30, 2015			September 30, 2014
	Average Balance	Interest	Average Yield/Rate (5)	Average Balance	Interest	Average Yield/Rate (5)
Interest Earning Assets:
Deposits in other financial institutions	$329,640	$293	0.35%	$278,623	$248	0.35%
Investment securities (2)	281,476	1,124	1.60%	121,124	589	1.95%
Loans (1)	1,735,977	21,689	4.96%	969,668	12,401	5.07%

Total interest-earning assets	2,347,093	23,106	3.91%	1,369,415	13,238	3.84%
Non-interest-earning assets	212,301			91,123

Total Assets	$2,559,394			$1,460,538

Interest Bearing Liabilities:
Interest bearing transaction accounts	$268,877	$105	0.15%	$150,160	$70	0.18%
Money market and savings deposits	701,189	427	0.24%	363,693	225	0.25%
Certificates of deposit	61,243	53	0.34%	59,362	58	0.39%

Total Interest Bearing Deposits	1,031,309	585	0.23%	573,215	353	0.24%
Securities sold under agreements to repurchase	15,306	9	0.23%	14,210	8	0.22%
Subordinated debentures	9,703	110	4.44%	9,740	109	4.38%

Total Interest Bearing Liabilities	1,056,318	704	0.26%	597,165	470	0.31%
Non-interest bearing demand deposits	1,190,170			699,592

Total funding sources	2,246,488			1,296,757
Non-interest bearing liabilities	17,717			16,041
Shareholders’ Equity	295,189			147,740

Total Liabilities and Shareholders’ Equity	$2,559,394			$1,460,538

Excess of interest-earning assets over funding sources	$100,605			$72,658
Net interest income		$22,402			$12,768
Net interest rate spread (3)			3.65%			3.53%
Net interest margin (4)			3.79%			3.70%
Core net interest margin (6)			3.64%			3.58%

(1)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(2)	Average balances of investment securities are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(3)	Net interest rate spread represents the yield earned on average total interest-earning assets less the rate paid on average total interest bearing liabilities.
(4)	Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(5)	Annualized
(6)	Core net interest margin is computed by dividing annualized net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and interest recovered or reversed on non-accrual loans, by average total interest-earning assets. See the reconciliation table for core net interest margin.

	Nine Months Ended
	September 30, 2015			September 30, 2014
	Average Balance	Interest	Average Yield/Rate (5)	Average Balance	Interest	Average Yield/Rate (5)

Interest Earning Assets:
Deposits in other financial institutions	$264,560	$741	0.37%	$261,617	$665	0.34%
Investment securities (2)	272,820	3,355	1.64%	109,160	1,557	1.90%
Loans (1)	1,686,967	62,239	4.93%	950,427	36,691	5.16%

Total interest-earning assets	2,224,347	66,335	3.99%	1,321,204	38,913	3.94%
Non-interest-earning assets	209,094			91,283

Total Assets	$2,433,441			$1,412,487

Interest Bearing Liabilities:
Interest bearing transaction accounts	$254,092	$303	0.16%	$142,575	$194	0.18%
Money market and savings deposits	681,852	1,218	0.24%	363,603	681	0.25%
Certificates of deposit	61,875	150	0.32%	61,013	169	0.37%

Total Interest Bearing Deposits	997,819	1,671	0.22%	567,191	1,044	0.25%
Securities sold under agreements to repurchase	12,896	21	0.22%	13,870	27	0.26%
Subordinated debentures	9,624	326	4.47%	9,527	323	4.47%

Total Interest Bearing Liabilities	1,020,339	2,018	0.26%	590,588	1,394	0.32%
Non-interest bearing demand deposits	1,106,491			661,883

Total funding sources	2,126,830			1,252,471
Non-interest bearing liabilities	17,892			15,787
Shareholders’ Equity	288,719			144,229

Total Liabilities and Shareholders’ Equity	$2,433,441			$1,412,487

Excess of interest-earning assets over funding sources	$97,517			$68,733
Net interest income		$64,317			$37,519
Net interest rate spread (3)			3.73%			3.62%
Net interest margin (4)			3.87%			3.80%
Core net interest margin (6)			3.77%			3.65%

(1)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(2)	Average balances of investment securities are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(3)	Net interest rate spread represents the yield earned on average total interest-earning assets less the rate paid on average total interest bearing liabilities.
(4)	Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(5)	Annualized
(6)	Core net interest margin is computed by dividing annualized net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and interest recovered or reversed on non-accrual loans or other nonrecurring items based on management’s judgment, by average total interest-earning assets. See the reconciliation table for core net interest margin.

The following table represents a reconciliation of GAAP net interest margin to core net interest margin used by the Company. The table presents the information for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Interest Income	$22,402	$12,768	$64,317	$37,519
Less: Accelerated accretion of fair value adjustment on early loan payoffs and other associated payoff benefits	881	403	1,666	1,405

Core Net Interest Income	$21,521	$12,365	$62,651	$36,114

Net interest margin	3.79%	3.70%	3.87%	3.80%
Core net interest margin	3.64%	3.58%	3.77%	3.65%

The following table reflects the composition of the net deferred loan fees, costs and fair value discounts at September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Accreting loan discount	$17,053	$21,726
Non-accreting loan discount	934	567

Acquired loans remaining discount	17,987	22,293
Organic loans net deferred fees	4,085	3,471

Total	$22,072	$25,763

Net Changes in Average Balances, Composition, Yields and Rates

The following tables set forth the composition of average interest-earning assets and average interest-bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Three Months Ended September 30,
	2015			2014			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Deposits in other financial institutions	$329,640	14.0%	0.35%	$278,623	20.3%	0.35%	$51,017	(6.3)%	0.0%
Investment securities	281,476	12.0%	1.60%	121,124	8.8%	1.95%	160,352	3.1%	(0.35)%
Loans	1,735,977	74.0%	4.96%	969,668	70.8%	5.07%	766,309	3.2%	(0.11)%

Total interest-earning assets	$2,347,093	100.0%	3.91%	$1,369,415	100.0%	3.84%	$977,678	0.0%	0.07%

Interest-Bearing Liabilities:
Non-interest bearing demand deposits	$1,190,170	53.0%	—	$699,592	53.9%	—	$490,578	(1.0)%	—
Interest-bearing transaction accounts	268,877	12.0%	0.15%	150,160	11.6%	0.18%	118,717	0.4%	(0.03)%
Money market and savings deposits	701,189	31.2%	0.24%	363,693	28.0%	0.25%	337,496	3.2%	(0.01)%
Certificates of deposit	61,243	2.7%	0.34%	59,362	4.6%	0.39%	1,881	(1.9)%	(0.05)%

Total deposits	2,221,479	98.9%	0.10%	1,272,807	98.2%	0.11%	948,672	0.7%	(0.01)%
Securities sold under agreements to repurchase	15,306	0.7%	0.23%	14,210	1.1%	0.22%	1,096	(0.4)%	(0.01)%
Subordinated debentures	9,703	0.4%	4.44%	9,740	0.8%	4.38%	(37)	(0.3)%	0.06%

Total borrowings	25,009	1.1%	1.89%	23,950	1.8%	1.94%	1,059	(0.7)%	(0.05)%

Total funding sources	$2,246,488	100.0%	0.12%	$1,296,757	100.0%	0.14%	$949,731	0.0%	(0.02)%

	Nine Months Ended September 30,
	2015			2014			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest-Earning Assets:
Deposits in other financial institutions	$264,560	11.9%	0.37%	$261,617	19.8%	0.34%	$2,943	(7.9)%	0.03%
Investment securities	272,820	12.3%	1.64%	109,160	8.3%	1.90%	163,660	4.0%	(0.26)%
Loans	1,686,967	75.8%	4.93%	950,427	71.9%	5.16%	736,540	3.9%	(0.23)%

Total interest-earning assets	$2,224,347	100.0%	3.99%	$1,321,204	100.0%	3.94%	$903,143	0.0%	0.05%

Interest-Bearing Liabilities:
Non-interest bearing demand deposits	$1,106,491	52.0%	—	$661,883	52.8%	—	$444,608	(0.8)%	—
Interest-bearing transaction accounts	254,092	11.9%	0.16%	142,575	11.4%	0.18%	111,517	0.6%	(0.02)%
Money market and savings deposits	681,852	32.1%	0.24%	363,603	29.0%	0.25%	318,249	3.0%	(0.01)%
Certificates of deposit	61,875	2.9%	0.32%	61,013	4.9%	0.37%	862	(2.0)%	(0.05)%

Total deposits	2,104,310	98.9%	0.11%	1,229,074	98.1%	0.11%	875,236	0.8%	0.00%
Securities sold under agreements to repurchase	12,896	0.6%	0.22%	13,870	1.1%	0.26%	(974)	(0.5)%	(0.04)%
Subordinated debentures	9,624	0.5%	4.47%	9,527	0.8%	4.47%	97	(0.3)%	0.00%

Total borrowings	22,520	1.1%	2.06%	23,397	1.9%	2.00%	(877)	(0.8)%	0.06%

Total funding sources	$2,126,830	100.0%	0.13%	$1,252,471	100.0%	0.15%	$874,359	0.0%	(0.02)%

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

	Three Months Ended September 30, 2015 vs. 2014
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income
Loans	$9,768	$(480)	$9,288
Deposits in other financial institutions	45	—	45
Investment securities	781	(246)	535

Total interest income	10,594	(726)	9,868

Interest Expense
Interest-bearing transaction accounts	58	(23)	35
Money market and savings deposits	220	(18)	202
Certificates of deposit	2	(7)	(5)

Total deposits	280	(48)	232
Securities sold under agreements to repurchase	—	1	1
Subordinated debentures, net	1	—	1

Total borrowings	1	1	2

Total interest expense	281	(47)	234

Net Interest Income	$10,313	$(679)	$9,634

	Nine Months Ended September 30, 2015 vs. 2014
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income
Loans	$28,453	$(2,905)	$25,548
Deposits in other financial institutions	12	64	76

Investment securities	2,329	(531)	1,798

Total interest income	30,794	(3,372)	27,422

Interest Expense
Interest-bearing transaction accounts	145	(36)	109
Money market and savings deposits	587	(50)	537
Certificates of deposit	3	(22)	(19)

Total deposits	735	(108)	627
Securities sold under agreements to repurchase	(2	(4)	(6)
Subordinated debentures, net	3	—	3

Total borrowings	1	(4)	(3)

Total interest expense	736	(112)	624

Net Interest Income	$30,058	$(3,260)	$26,798

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The net interest margin increased 9 basis points to 3.79% for the three months ended September 30, 2015 compared to 3.70% for the three months ended September 30, 2014. The existing low interest rate environment continues to contribute to the loan yield compression, as new loans have been originated at lower interest rates than those loans that have been paid off in 2014 and 2015. While the Company has experienced compression in the yields on its loan portfolio, particularly the commercial real estate portfolio, growth in average loans and a shift to more loans in the mix of earning assets, has helped support the net interest margin. The Company’s net interest income was positively impacted in both the third quarter of 2015 and the third quarter of 2014 by the recognition of fair value discount earned on early payoffs of acquired loans. In the third quarter of 2015 the Company recorded $560,000 in discount earned on early loan payoffs of acquired loans and other associated payoff benefits aggregating to $321,000, with a positive impact on the net interest margin of 15 basis points. In the third quarter of 2014 the Company recorded $403,000 in discount earned on early loan payoffs of acquired loans, with a positive impact on the net interest margin of 12 basis points.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The net interest margin increased 7 basis points to 3.87% for the nine months ended September 30, 2015 compared to 3.80% for the nine months ended September 30, 2014. The existing low interest rate environment continues to contribute to the loan yield compression, as new loans have been originated at lower interest rates than those loans that have been paid off in 2014. While the Company has experienced compression in the yields on its loan portfolio, growth in average loans has helped support the net interest margin due to changes in the mix of earnings assets. The Company’s net interest income was positively impacted in both the nine months ended September 30, 2015 and 2014 by the recognition of fair value discount earned on early payoffs of acquired loans. In the first nine months of 2015 the Company recorded $1.1 million in discount earned on early loan payoffs of acquired loans and other associated payoff benefits aggregating to $522,000, with a positive impact on the net interest margin of 11 basis points. In the first nine months of 2014 the Company recorded $1.4 million in discount earned on early loan payoffs of acquired loans, with a positive impact on the net interest margin of 15 basis points.

Provision for Loan Losses

The Company maintains an allowance for loan loss (“Allowance”) to provide for probable losses in the loan portfolio. Additions to the Allowance are made by charges to operating expense in the form of a provision for loan losses. All loans that are judged to be uncollectible will be charged against the Allowance, while any recoveries will be credited to the Allowance.

Provision for loan losses for the three months ended September 30, 2015 was $705,000 compared to $35,000 for the three months ended September 30, 2014. The Company had $89 million of net organic loan growth for the quarter ended September 30, 2015, compared to $15.5 million for the same quarter a year ago. Net recoveries for the three months ended September 30, 2015 were $136,000, compared to net recoveries of $29,000 in 2014. Provision for loan losses for the nine months ended September 30, 2015 was $3 million, compared to $518,000 for the nine months ended September 30, 2014. The Company had $246 million of net organic loan growth for the nine months ended September 30, 2015, compared to $87.5 million for the nine months ended September 30, 2014. Net charge-offs for the nine months ended September 30, 2015 were $476,000, compared to net recoveries of $227,000 in 2014. See further discussion in Balance Sheet Analysis, Allowance for Loan Loss.

Non-interest Income

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%	2015	2014	$	%

Gain on sale of SBA loans, net	640	331	309	93%	1,278	936	342	37%
Deposit account service charge income	1,159	631	528	84%	3,453	1,891	1,562	83%
Other non-interest income	1,189	1,042	147	14%	3,960	2,750	1,210	44%

Total Non-Interest Income	$2,988	$2,004	$984	49%	$8,691	$5,577	$3,114	56%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Non-interest income increased $984,000 or 49% to $3 million for the three months ended September 30, 2015 compared to $2 million for the three months ended September 30, 2014. This change was mainly due to a $528,000 increase in the deposit account service charge income as a result of the merger and a $309,000 increase in gain on sale of SBA loans. Other non-interest income increased by $147,000 mainly due to a $177,000 increase in BOLI income and $277,000 increase in FHLB dividend income offset by a $215,000 decrease in loan-related income. The increase in BOLI income is a result of the 1st Enterprise merger and additional purchases made in the first quarter of 2015. In light of the consistent increase in the quarterly dividend rate from the FHLB, the Company accrues for the dividend as it is earned beginning in the third quarter of 2015. Previously the Company recorded the dividend as income in the period received; as a result, the accrual of $200,000 for the dividend earned in the third quarter of 2015, which will be received early in the fourth quarter of 2015, overlaps with the second quarter dividend payment of $200,000 received and recorded as income early in the third quarter of 2015.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Non-interest income increased $3 million or 56% to $9 million for the nine months ended September 30, 2015 compared to $6 million for the nine months ended September 30, 2014. This change was mainly due to a $2 million increase in the deposit account service charge income as a result of the merger and a $342,000 increase in gain on sale of SBA loans. Other non-interest increased by $1 million mainly due to a $484,000 increase in BOLI income, a $760,000 increase in FHLB dividend income, a $150,000 increase in interchange fees and a $227,000 increase in letter of credit fees, offset by a $530,000 decrease in loan-related income. The increase in BOLI income is a result of the 1st Enterprise merger and additional purchases made in the first quarter of 2015. In light of the consistent increase in the quarterly dividend rate from the FHLB, the Company accrues for the dividend as it is earned beginning in the third quarter of 2015. Previously the Company recorded the dividend as income in the period received; as a result, the accrual of $200,000 for the dividend earned in the third quarter of 2015, which will be received early in the fourth quarter of 2015, overlaps with the second quarter of dividend payment of $200,000 received and recorded as income early in the third quarter of 2015. Further, the Company received a $296,000 special dividend from the FHLB in the second quarter of 2015.

Non-interest Expense

The following table sets forth certain information with respect to the Company’s non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%	2015	2014	$	%
Salaries and employee benefits	$8,934	$5,621	$3,313	59%	$26,045	$16,554	$9,491	57%
Stock based compensation expense	810	445	365	82%	2,130	1,332	798	60%
Occupancy	1,465	999	466	47%	4,300	2,970	1,330	45%
Data processing	596	472	124	26%	1,872	1,423	449	32%
Legal and professional	412	456	(44)	(10)%	1,914	1,390	524	38%
FDIC deposit assessment	370	195	175	90%	1,054	596	458	77%
Merger expenses	146	631	(485)	(77)%	498	1,128	(630)	(56)%
OREO valuation write-downs and expenses	153	8	145	1813%	179	14	165	1179%
Office services expense	383	219	164	75%	1,204	721	483	67%
Core deposit intangible amortization	419	65	354	544%	1,262	203	1,059	522%
Other operating expenses	1,379	920	813	83%	4,434	2,947	1,487	50%

Total Non-Interest Expense	$15,067	$10,031	$5,036	50%	$44,892	$29,278	$15,614	53%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Non-interest expense increased $5 million or 50% to $15 million for the three months ended September 30, 2015 compared to $10 million for the three months ended September 30, 2014. The overall increase between the quarters was primarily the result of combined operations after the merger in November 2014, which accounted for the increases in many categories of expenses, including $358,000 for three months of core deposit intangible amortization related to the 1st Enterprise merger. Additionally, the Company recorded a charge of $133,000 for an OREO valuation write-down in the third quarter of 2015. These increases were offset by a $485,000 decrease in merger expenses, as the three months ended September 30, 2014 included activities related to the 1st Enterprise merger. The Company had 266 active full-time equivalent employees at September 30, 2015 compared to 178 at September 30, 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Non-interest expense increased $16 million or 53% to $45 million for the nine months ended September 30, 2015 compared to $29.3 million for the nine months ended September 30, 2014. The overall increase between the quarters was primarily the result of combined operations after the merger in November 2014, which accounted for the increases in many categories of expenses, including $1 million for nine months of core deposit intangible amortization related to the 1st Enterprise merger. Additionally, the Company recorded a charge of $133,000 for an OREO valuation write-down in the third quarter of 2015. These increases were offset by a $630,000 decrease in merger expenses, as the nine months ended September 30, 2014 included activities related to the 1st Enterprise merger. The Company had 266 active full-time equivalent employees at September 30, 2015 compared to 178 at September 30, 2014.

Income Taxes

The effective tax rate for the three months ended September 30, 2015 was 34.9% compared to 45.8% for the three months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2015 was 37.8% compared to 42.9% for the nine months ended September 30, 2014. Merger expenses of $145,000 and $498,000 for the three and nine months ended September 30, 2015 were tax-deductible compared to $630,000 and $1,127,000 in merger related expenses that were non-deductible for the three and nine months ended September 30, 2014. The Company’s effective tax rate during the three and nine months ended September 30, 2015 is impacted by the increase in cash surrender value of bank owned life insurance policies which is excluded from taxable income and deductions from disqualifying disposition of incentive stock options. In addition, the Company has invested in Qualified Affordable Housing Projects “LIHTC” that generate tax credits and benefits for the Company. The Company operates in the Federal and California jurisdictions and the blended statutory tax rate for Federal and California income taxes is 42.05%. For the three months ended September 30, 2015, the Company also recognized a combined one-time benefit of $465,000 primarily relating to the filing of the final 1st Enterprise tax returns and the CU Bancorp tax return for the year ended December 31, 2014. The Company’s effective tax rate without the discrete benefit is 39% year to date.

FINANCIAL CONDITION

Balance Sheet Analysis

Total assets increased $389 million from December 31, 2014 to $2.6 billion at September 30, 2015 with an increase of $179 million in cash and cash equivalents and an increase of $147 million in loans, mainly driven by a $312 million increase in total deposits during the period. The increase in loans from the prior year was due to strong organic loan growth. Net organic loan growth during the period was $246 million, partially offset by $99 million in pay downs and pay offs in the acquired loan portfolios. Loan growth during the period was concentrated primarily in Commercial and Industrial loans of $28 million, Owner-Occupied Nonresidential Property loans of $37 million and Other Nonresidential Property loans of $34 million.

Funding the asset growth for the Company for the first nine months of 2015 was the growth in deposits of $312 million, increase in securities sold under agreements to repurchase of $7 million and earnings of $15 million. Further, the deposit growth of $312 million is the result of a $216 million increase in non-interest bearing demand deposits, a $51 million increase in interest bearing transaction accounts and a $48 million increase in money market and savings deposits, offset by a decrease of $3 million in certificates of deposit. Non-interest bearing deposits represented 55% and 53% of total deposits at September 30, 2015 and December 31, 2014 respectively.

Lending

The following table presents the composition of the loan portfolio at the dates indicated (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Commercial and Industrial Loans:	$556,462	32%	$528,517	32%

Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	376,579	21%	339,309	21%
Other Nonresidential Properties	515,402	29%	481,517	30%
Construction, Land Development and Other Land	94,353	5%	72,223	4%
1-4 Family Residential Properties	125,635	7%	121,985	8%
Multifamily Residential Properties	65,275	4%	52,813	3%

Total Loans Secured by Real Estate	1,177,244	66%	1,067,847	66%

Other Loans:	37,641	2%	28,359	2%

Total Loans	$1,771,347	100%	$1,624,723	100%

The following table is a breakout of the Company’s gross loans stratified by the industry concentration of the borrower by their respective NAICS code at the dates indicated (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Real Estate	$811,868	46%	$744,663	46%
Manufacturing	167,162	9%	161,233	10%
Wholesale	129,952	7%	124,336	8%
Construction	154,085	9%	113,763	7%
Finance	113,956	6%	96,074	6%
Hotel/Lodging	101,239	6%	88,269	5%
Professional Services	53,147	3%	64,215	4%
Other Services	47,359	3%	45,781	3%
Healthcare	47,041	3%	43,917	3%
Retail	36,777	2%	35,503	2%
Administrative Services	26,164	1%	28,016	2%
Restaurant/Food Service	31,884	2%	24,525	2%
Transportation	21,596	1%	18,158	1%
Information	8,756	1%	15,457	1%
Education	9,192	1%	10,253	1%
Entertainment	5,610	—%	8,284	1%
Other	5,569	—%	2,276	0%

Total Loans	$1,771,347	100%	$1,624,723	100%

The Company’s loan origination and lending activities continue to be focused primarily on direct contact with its borrowers through the Company’s relationship managers and/or executive officers. Total loans were $1.8 billion at September 30, 2015, an increase of $147 million or 9% from $1.6 billion at December 31, 2014. The Company had approximately $246 million of net organic loan growth which was partially offset by approximately $99 million in loan pay downs and pay offs from the acquired loan portfolios. The increase in total loans from the end of the prior year included a $28 million increase in the commercial and industrial loan portfolio, $37 million increase in the owner-occupied nonresidential properties portfolio, a $34 million increase in the other nonresidential real estate properties portfolio, a $22 million increase in the construction, land development and other land properties portfolio, and a $12 million increase in the other loans portfolio.

In the owner-occupied nonresidential properties portfolio, there were three new loans with balances above $5 million and twenty three new loans with balances between $1 million and $5 million that were originated during the nine months ending September 30, 2015. The largest loan was a $12 million loan which was originated to refinance and pay off two existing loans with a combined exposure of $10 million that were originally made for the purchase and improvements of a commercial property located in the Company’s footprint. Additional funds were taken as cash out to increase the customer’s liquidity. This loan had a loan-to-value ratio of 71% at origination.

In the other nonresidential real estate properties portfolio, there were five new loans with balances above $5 million and seventeen new loans with balances between $1 million and $5 million that were originated during the nine months ending September 30, 2015. The largest loan was a $23 million loan originated to provide bridge financing on a multi-tenant retail center located in the Company’s footprint. This loan had a loan-to-value ratio of 70% at origination.

At September 30, 2015, the composition mix in the loan portfolio remains substantially the same in all categories compared to the end of the prior year. Commercial and industrial loans and owner-occupied real estate loans combined were $933 million or 53% of total loans at September 30, 2015, compared to $868 million or 53% at December 31, 2014.

We continue to establish new relationships and expand our current business, as evidenced by our increased commercial line of credit commitments, which are up $93 million or 12% from $778 million at December 31, 2014, as a result of strong organic growth, in addition to the 1st Enterprise merger. Due to the dynamic nature of commercial and industrial lending, actual credit utilization may experience ebbs and flows. The Company’s commercial and industrial line of credit utilization was approximately 47% as of September 30, 2015, compared to 45% as of December 31, 2014.

The Company had 53 commercial banking relationship managers and 9 commercial real estate relationship managers at September 30, 2015. This compares to 51 commercial banking relationship managers and 10 commercial real estate relationship managers at December 31, 2014. The Company’s credit approval process includes an examination of the collateral, cash flow, and debt service coverage of the loan, as well as the financial condition and credit references of the borrower. The Company’s senior management is actively involved in its lending activities and collateral valuation and review process and the Company obtains independent third party appraisals of real property securing commercial real estate loans, as required by applicable federal and state laws and regulations. There is also a problem loan committee comprised of senior management that reviews criticized loans.

The Company believes that it carefully manages credit risk in its loan portfolio and uses a variety of policy guidelines and analytical tools to achieve its asset quality objectives. There is also a director loan committee that reviews loan portfolio management.

Allowance for Loan Loss

The Allowance increased $2 million, to $15 million at September 30, 2015 from $13 million at December 31, 2014 due to a provision for loan losses of $2.8 million and net charge-offs of $476,000. The allowance for loan loss as a percentage of total loans was 0.84% at September 30, 2015 and 0.78% at December 31, 2014. The Allowance as a percentage of loans (excluding loan balances and the related Allowance on loans acquired through acquisition) was 1.30% and 1.39% at September 30, 2015 and December 31, 2014, respectively. The decrease in the allowance ratio related to organic loans was directly attributable to gradual improvements in the economic conditions within the Company’s markets, as well as a continued low level of non-performing assets at September 30, 2015.

The Company’s management considered the following factors in evaluating the allowance for loan loss at September 30, 2015:

•	During the nine months ended September 30, 2015 there were net loan charge-offs of $476,000

•	There were $933,000 in loan charge-offs during the nine months ended September 30, 2015 primarily due to one large loan

•	There were eighteen non-accrual loans totaling $4 million

•	The overall growth and composition of the loan portfolio

•	Changes to the overall economic conditions within the markets in which the Company makes loans

•	Concentrations within the loan portfolio, as well as risk conditions within its commercial and industrial loan portfolio

•	The remaining fair value adjustments on loans acquired through acquisition with special attention to the fair value adjustments associated with the purchased credit impaired loans

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

The Company analyzes historical net charge-offs in various loan portfolio segments when evaluating the allowance. For loan segments without previous loss experience, the analysis is adjusted to reflect regulatory peer group loss experience in those loan segments. The loss analysis is then adjusted for qualitative factors that may have an impact on loss experience in the particular loan segments.

The Allowance and the reserve for unfunded loan commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. In considering all of the above factors, management believes that the Allowance at September 30, 2015 is adequate. Although the Company maintains its Allowance at a level which it considers adequate to provide for probable loan losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

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

The following table is a summary of the activity for the Allowance as of the dates and for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Allowance for loan loss at beginning of period	$14,124	$11,284	$12,610	$10,603
Provision for loan losses	705	35	2,831	518
Net (charge-offs) recoveries:
Charge-offs	(42)	(8)	(933)	(165)
Recoveries	178	37	457	392

Net (charge-offs) recoveries	136	29	(476)	227

Allowance for loan loss at end of period	$14,965	$11,348	$14,965	$11,348

Net (charge-offs) recoveries to average loans	0.01%	0.00%	(0.03)%	(0.02)%

The following is a summary of our asset quality data and key ratios at the dates indicated (dollars in thousands):

	September 30, 2015	December 31, 2014

Loans originated by the Bank on non-accrual	$1,516	$2,131
Loans acquired through acquisition that are on non-accrual	2,788	1,778

Total non-accrual loans	4,304	3,909
Other Real Estate Owned	1,292	850

Total non-performing assets	$5,596	$4,759

Net charge-offs year to date	$476	$232

Non-accrual loans to total loans	0.24%	0.24%

Total non-performing assets to total assets	0.21%	0.21%

Allowance for loan losses to total loans	0.84%	0.78%

Allowance for loan losses to total loans accounted at historical cost, which excludes purchased loans acquired by acquisition	1.30%	1.39%

Allowance for loan losses to non-accrual loans accounted at historical cost, which excludes non-accrual purchased loans acquired by acquisition and related allowance	987.0%	591.7%

Allowance for loan losses to total non-accrual loans	347.7%	322.6%

Deposits

The following table presents the balance of each major category of deposits at the dates indicated (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total

Non-interest bearing demand deposits	$1,248,348	55%	$1,032,634	53%

Interest bearing transaction accounts	257,853	11%	206,544	11%

Money market and savings deposits	691,292	31%	643,675	33%

Certificates of deposit	62,320,	3%	64,840	3%

Total deposits	$2,259,813	100%	$1,947,693	100%

Total deposits increased $312 million to $2.3 billion at September 30, 2015, primarily due to a $216 million increase in non-interest bearing demand deposits, a $51 million increase in interest bearing transaction accounts and a $48 million increase in money market and savings deposits, offset by a decrease of $3 million in certificates of deposit. The increases in these deposits are primarily related to strong organic deposit growth in the first three quarters of 2015 coupled with the result of existing customers experiencing a variety of cash generating events in the third quarter of 2015. Non-interest bearing deposits represented 55% and 53% of total deposits at September 30, 2015 and December 31, 2014 respectively.

LIQUIDITY

The following table provides a summary of the Bank’s primary and secondary liquidity levels at the dates indicated (dollars in thousands):

	September 30, 2015	December 31, 2014
	Amount	Amount
Primary Liquidity- On Balance Sheet:
Cash and due from banks	$41,928	$33,996
Interest-earning deposits in other financial institutions	269,298	98,590
Investment securities available-for-sale	256,085	226,962
Less: pledged cash and due from banks	—	(1,500)
Less: pledged investment securities	(202,949)	(148,805)

Total primary liquidity	$364,362	$209,243

Ratio of primary liquidity to total deposits	16.1%	10.7%

Additional Liquidity Not Included In Primary Liquidity :
Certificates of deposit in other financial institutions	$58,674	$76,433
Less: Certificate of deposits pledged	(2,731)	(2,731)

Total additional liquidity	$55,943	$73,702

Secondary Liquidity- Off-Balance Sheet:
Available Borrowing Capacity:
Total secured borrowing capacity with FHLB	$526.327	$484,669
Fed Funds borrowing lines	67,000	71,000
Secured credit line with the FRBSF	19,495	17,528

Total secondary liquidity	$612,822	$446,215

As of September 30, 2015, the Company’s primary overnight source of liquidity consisted of the balances reflected in the table above. The Company’s primary liquidity consisted of cash and due from banks and interest-earning deposits at financial institutions. The amount of funds maintained directly with the Federal Reserve included in interest-earning deposits in other financial institutions was $218 million and $60 million, at September 30, 2015 and December 31, 2014, respectively. The next source of liquidity is the Company’s collateralized borrowings and unsecured borrowing facilities. In addition, the Company has $59 million of Certificates of deposits in other financial institutions where the average maturity is approximately 6 months that could be utilized over time to supplement the liquidity needs of the Company.

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

As an additional source of liquidity, the Company maintains credit facilities, “Fed Funds Borrowing Lines,” of $67 million with its primary correspondent banks for the purchase of overnight Federal funds. The lines are subject to availability of funds and have restrictions as to the number of days and length used during a month, $5 million of these credit facilities require the pledging of investment securities collateral.

The Company has established a secured credit facility with the FHLB of San Francisco which allows the Bank to borrow up to 25% of the Bank’s total assets, which equates to a credit line of approximately $618 million at September 30, 2015. The Company currently has no outstanding borrowings with the FHLB. As of September 30, 2015, the Company had $795 million of loan collateral pledged with the FHLB. This level of loan collateral would provide the Company with $526 million in borrowing capacity. Any amount of borrowings in excess of the $526 million would require the Company to pledge additional collateral. In addition, the Company must maintain a certain investment in the common stock of the FHLB.

The Company’s investment in the common stock of the FHLB is $8 million at September 30, 2015. This level of capital would allow the Company to borrow up to $297 million. Any advances from the FHLB in excess of the $297 million would require additional purchases of FHLB common stock. The Company has $20 million in securities pledged with the FHLB at September 30, 2015.

The Company maintains a secured credit facility with the Federal Reserve Bank of San Francisco (“FRBSF”) which is collateralized by investment securities pledged with the FRB. At September 30, 2015, the Company’s available borrowing capacity was $19 million.

The Company maintains investments in short term certificates of deposit with other financial institutions, with an average remaining maturity of approximately 6 months, with various balances maturing monthly. The Company had balances of $59 million and $76 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, $3 million of the Company’s certificates of deposit with other financial institutions were pledged as collateral as credit support for the interest rate swap contracts and are not available as a source of liquidity.

At September 30, 2015 and December 31, 2014, $0 million and $1.5 million, respectively, of the Company’s due from bank balances was pledged as collateral as credit support for the interest rate swap contracts and is not available as a source of liquidity.

The Company’s commitments to extend credit (off-balance sheet liquidity risk) are agreements to lend funds to customers as long as there are no violations as established in the loan agreement. Many of the commitments are expected to expire without being drawn upon, and as such, the total commitment amounts do not necessarily represent future cash requirements. Financial instruments with off-balance sheet risk for the Company include both undisbursed loan commitments, as well as undisbursed letters of credit. The Company’s exposure to extend credit was $761 million and $720 million at September 30, 2015 and December 31, 2014, respectively.

The holding company liquidity on a stand-alone basis was $6 million and $5 million, in cash on deposit at the Bank, at September 30, 2015 and December 31, 2014, respectively. Management believes this amount of cash is currently sufficient to fund the holding company’s cash flow needs over at least the next twelve to twenty four months.

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

As of September 30, 2015, both CU Bancorp “the holding company” and the Bank had positive retained earnings and positive net income that would allow either of them to declare and pay a dividend as of September 30, 2015. However, neither the holding company nor the Bank has plans to declare and pay a cash dividend on the common stock at the current time.

The Company has a program to repurchase a portion of an employee’s outstanding restricted stock upon the vesting of this restricted stock, but only in amounts necessary to cover the minimum employee tax withholding obligations at the option of the restricted stockholder (employee). The Company had this program in place during all of 2014 and through the nine months ending September 30, 2015. This program was designed to provide the Bank’s employees with the financial ability to cover their tax liability obligation associated with the vesting of their restricted stock at the date of vesting. These transactions under the State of California Corporations Code are defined as distributions to shareholders.

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

On October 26, 2015, the Company filed a Form S-3 registration statement for offerings up to $100 million of certain types of securities. If drawn on, proceeds from the offering could be used for general corporate purposes. The registration statement represents capital resources available to the Company once the registration statement is deemed to be effective by the Securities Exchange Commission (SEC) and will be available for three years.

At September 30, 2015, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” under the current capital guidelines. The following tables present the regulatory capital ratios requirements and the actual capitalization levels of the Company and the Bank as of the dates indicated (dollars in thousands):

CU Bancorp

	September 30, 2015	December 31, 2014	Adequately Capitalized	Well Capitalized
	Amount	Amount	(greater than or equal to)
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.78%	12.92%	4.0%	5.00%
Common Equity Tier 1 ratio	9.51%	—	4.5%	6.5%
Total Tier 1 risk-based capital ratio	10.76%	10.95%	6.0%	8.0%
Total risk-based capital ratio	11.45%	11.61%	8.0%	10.0%

Regulatory Capital Data:
Common Equity Tier 1	$215,498	—
Total Tier 1 capital	243,940	$218,147
Total risk-based capital	259,466	231,228
Average total assets	2,493,216	1,689,096
Risk-weighted assets	2,266,843	1,992,043

California United Bank

	September 30, 2015	December 31, 2014	Adequately Capitalized	Well Capitalized
	Amount	Amount	(greater than or equal to)
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.49%	12.44%	4.0%	5.0%
Common Equity Tier 1 ratio	10.43%	—	4.5%	6.5%
Total Tier 1 risk-based capital ratio	10.43%	10.55%	6.0%	8.0%
Total risk-based capital ratio	11.11%	11.20%	8.0%	10.0%

Regulatory Capital Data:
Common Equity Tier 1	$236,523	—
Tier 1 capital	236,523	$210,031
Total risk-based capital	252,049	223,112
Average total assets	2,492,987	1,688,308
Risk-weighted assets	2,267,860	1,991,253

The decrease in the Tier 1 leverage ratio at September 30, 2015 from December 31, 2014 is due to the increase in the average total assets for the nine months ended September 30, 2015 compared to the year ended December 31, 2014, as the assets acquired from the 1st Enterprise merger were outstanding for all nine months in 2015 but only one month for the year ended December 31, 2014.

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

Number of Employees

The number of active full-time equivalent employees increased from 250 at December 31, 2014 to 266 at September 30, 2015.

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

At September 30, 2015, the Company had nineteen pay-fixed, receive-variable interest rate contracts that were designed to convert fixed rate loans into variable rate loans. Seventeen of these swap contacts are designated as fair value hedges. For additional information on these interest rate contracts, see Note 10 – Derivative Financial Instruments located in Part I, Item 1. – Notes to the Consolidated Financial Statements.

The Company has no market risk sensitive instruments held for trading purposes. Management believes that the Company’s market risk is reasonable at this time.

The following depicts the Company’s net interest income sensitivity analysis as of September 30, 2015 (dollars in thousands):

Simulated Rate Changes	Estimated Net Interest Income Sensitivity
+ 400 basis points	38.0%	$29,807
+ 100 basis points	9.2%	$7,197
- 200 basis points (1)	(4.5)%	$3,524

The Company is currently asset sensitive. The estimated sensitivity does not necessarily represent our forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits and replacement of asset and liability cash flows. The duration of the Company’s investment securities portfolio at September 30, 2015 is approximately 2.2 years. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

Variable rate loans make up 74% of the loan portfolio. However, the Company has floors on some of its loans. At September 30, 2015, 41% of variable rate loans are at their floor and thus an increase in the underlying index may not necessarily result in an increase in the coupon until the loan index plus margin exceeds that floor. However, 58% of the variable rate loans are tied to the Prime index with $507 million subject to repricing within 30 days of a 25 basis point increase in Prime rate.

The Company’s static GAP as of September 30, 2015, is not materially different from that reported at December 31, 2014 and is thus not included in this 10Q. See the Company’s Static Gap reports under “Item7A-Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2014 Annual Report on Form 10-K.

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

b)	Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the fiscal quarter that ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s 2014 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

(a)	None.

(b)	None.

ITEM 6.	Exhibits

(a)	Index to Exhibits

Exhibit Number	Description

3.2⌂	Bylaws of CU Bancorp

10.1⌂	California United Bank Restated and Amended Audit Committee Charter

10.2⌂	California United Bank Restated and Amended Compensation, Nomination & Corporate Governance Committee Charter

31.1⌂	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2⌂	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1⌂	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS⌂	XBRL Instance Document

101.SCH⌂	XBRL Taxonomy Extension Schema Document

101.CAL⌂	XBRL Taxonomy Calculation Linkbase Document

101.LAB⌂	XBRL Taxonomy Label Linkbase Document

101 DEF⌂	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE⌂	XBRL Taxonomy Presentation Linkbase Document

⌂	Attached hereto

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CU BANCORP

Date:	November 6, 2015	/s/ DAVID I. RAINER
David I. Rainer
Chief Executive Officer

Date:	November 6, 2015	/s/ KAREN A. SCHOENBAUM
Karen A. Schoenbaum
Executive Vice President and Chief Financial Officer