Form 10-K
period 2015-12-31
CU Bancorp
filed 2016-03-14
CIK 1543643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20015

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $342 million based upon the closing price of shares of the registrant’s Common Stock, no par value, as reported by The NASDAQ Stock Market, LLC.

The number of shares outstanding of the registrant’s common stock (no par value) at the close of business on March 8, 2016 was 17,372,998.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of CU Bancorp’s definitive proxy statement for the 2016 Annual Meeting of Shareholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

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

The Company’s forward-looking statements include descriptions of plans or objectives of management for future operations, products or services, and forecasts of its revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words “believe,” “expect,” “intend,” “estimate,” “anticipates,” “project,” “assume,” “plan,” “predict,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.”

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

•	The effects of trade, monetary and fiscal policies and laws.

•	Possible losses of businesses and population in Los Angeles, Orange, Ventura, San Bernardino or Riverside Counties.

•	Loss of customer checking and money-market account deposits as customers pursue other higher-yield investments, particularly in a rising rate environment.

•	Possible changes in consumer and business spending and saving habits and the related effect on our ability to increase assets and to attract deposits.

•	Competitive market pricing factors.

•	Deterioration in economic conditions that could result in increased loan losses.

•	Risks associated with concentrations in real estate related loans.

•	Risks associated with concentrations in deposits.

•	Loss of significant customers.

•	Market interest rate volatility.

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

•	Changes in the speed of loan prepayments, loan origination and sale volumes, loan loss provisions, charge-offs or actual loan losses.

•	Compression of our net interest margin.

•	Stability of funding sources and continued availability of borrowings to the extent necessary.

•	Changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth.

•	The inability of our internal disclosure controls and procedures to prevent or detect all errors or fraudulent acts.

•	Inability of our framework to manage risks associated with our business, including operational risk and credit risk, to mitigate all risk or loss to us.

•

Our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft.

•	The effects of man-made and natural disasters, including earthquakes, floods, droughts, brush fires, tornadoes and hurricanes.

•	The effect of labor and port slowdowns on small businesses.

•	Risks of loss of funding of Small Business Administration or SBA loan programs, or changes in those programs.

•	Lack of take-out financing or problems with sales or lease-up with respect to our construction loans.

•	Our ability to recruit and retain key management and staff.

•	Availability of, and competition for, acquisition opportunities.

•	Risks associated with merger and acquisition integration.

•	Significant decline in the market value of the Company that could result in an impairment of goodwill.

•	Regulatory limits on the Bank’s ability to pay dividends to the Company.

•	The uncertainty of obtaining regulatory approval for various merger and acquisition opportunities.

•	New accounting pronouncements.

•	The impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and related rules and regulations on the Company’s business operations and competitiveness.

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

PART I

ITEM 1 — BUSINESS

General

CU Bancorp, headquartered in Downtown Los Angeles, California, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is also a bank holding company within the meaning of Section 1280 of the California Financial Code. Our principal business is to serve as the holding company for our bank subsidiary, California United Bank, which we refer to as “CUB” or the “Bank”. When we say “we,” “our” or the “Company,” we mean the Company on a consolidated basis with the Bank. When we refer to CU Bancorp or the “holding company,” we are referring to the parent company on a stand-alone basis. The shares of CU Bancorp are listed on the NASDAQ Capital Market under the trading symbol “CUNB”.

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

At year-end 2015, the Company had consolidated total assets of $2.6 billion, total loan balances of $1.8 billion, and total deposits of $2.3 billion. Additional information regarding our business, as well as regarding our acquisitions, is included in the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Note 2, Business Combinations, of the Notes to Consolidated Financial Statements, and is incorporated herein by reference.

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

The Bank is a full-service commercial bank offering a broad range of banking products and services designed for small and medium-sized businesses, non-profit organizations, business owners and entrepreneurs, and the professional community, including attorneys, certified public accountants, financial advisors and healthcare providers and investors. Our deposit products include demand, money market, and certificates of deposit. Our loan products include commercial, real estate construction, commercial real estate, SBA and personal loans. We also provide cash management services, online banking, commercial credit cards and other primarily business-oriented products.

The principal executive offices of the Bank and the Company are located at 818 W. 7th Street, Suite 220, Los Angeles, CA, 90017. In addition to the Los Angeles headquarters office of the Bank, the Bank has eight additional full-service branches in the Ventura/Los Angeles/Orange County/San Bernardino metropolitan area;

those branches are located in Encino, West Los Angeles, Valencia, Thousand Oaks, Gardena, Anaheim, Irvine/Newport Beach and Ontario. The Los Angeles Headquarters and Ontario full-service branches were acquired as part of the Company’s acquisition of 1st Enterprise Bank in November 2014 (as discussed below). The Anaheim and Irvine/Newport Beach branches were acquired in connection with our acquisition of Premier Commercial Bancorp and Premier Commercial Bank, N.A. in 2012 (as discussed below). The Irvine/Newport Beach branch was relocated in 2013 to ground floor space in a modern office complex into which the former 1st Enterprise Irvine branch was combined in February 2015.

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

In December 2015, the Bank’s Simi Valley branch office was closed, although the facility is currently in use as an administrative facility. All accounts were transferred to the Bank’s Conejo Valley Regional Office in Thousand Oaks, California. The Simi Valley branch office was originally acquired in connection with the Bank’s acquisition of California Oaks State Bank on December 31, 2010 and was located adjacent to a retail center which includes other, larger banks.

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

We maintain a strong community bank philosophy of focusing on and understanding the individualized banking needs of the businesses, professionals, entrepreneurs and other of our core constituents. We believe this focus allows us to be more responsive to our customers’ needs and provide a high level of personal service, which differentiates us from larger competitors. As a locally managed institution with strong ties to the community, our core customers are primarily comprised of businesses and individuals who prefer to build a banking relationship with a community bank that offers and combines financial strength with high quality, competitively priced banking products and personalized services. Our ability to provide relationship business banking and our community roots have been further strengthened in 2015 as we continued to consolidate the benefits of the merger with 1st Enterprise, which operated with a similar philosophy. Because of our identity and origin as a locally-owned and operated bank and our deep connection to the communities we serve, we believe that our level of personal service provides a competitive advantage over the larger in and out-of-state banks, which tend to consolidate decision-making authority outside local communities. We combine this with experienced, in-market relationship banking officers who provide the full suite of available products to customers. Most of our relationship managers live in their market areas and are active in their communities. These individuals and the Company’s marketing outreach are supplemented by the various Advisory Director Boards which are established in strategic regions of our market and which provide us with knowledge of the business environment in individual communities and access to local business leaders. We have established a Director Emeritus Board to retain the expertise and marked acumen of former members of our Board of Directors and the Boards of Premier Commercial Bank and 1st Enterprise. We are also active in charities and non-profit organizations in our market, with a philosophy which emphasizes outstanding corporate citizenship.

We generate our revenue primarily from the interest received on the various loan products and investment securities and fees from providing deposit services and making loans. In sales of the guaranteed portion of SBA loans, we typically receive gains on sale which is also non-interest income. The Bank relies on a foundation of locally generated and relationship-based deposits to fund loans. Our Bank has a relatively low cost of funds compared to its peers due to a high percentage of noninterest-bearing and low cost deposits to total deposits. Other than as discussed herein with regard to reciprocal CDARS® and the ICS™ deposits, we do not currently utilize brokered deposits. Our operations, similar to other financial institutions with operations predominately focused in Southern California, are significantly influenced by economic conditions in Southern California, including the strength of the commercial real estate market, the fiscal and regulatory policies of the federal and state governments and the regulatory authorities that govern financial institutions. See “Supervision and Regulation” below.

We expect to continue to opportunistically expand and grow our business by building on our business strategy and increasing market share in our key Southern California markets. We believe the demographics and growth characteristics within the communities we serve provide us with significant long-term opportunities for internal or organic growth as well as significant franchise enhancement opportunities to leverage our core competencies. We continue to believe that appropriate managed and chosen acquisitive growth and hiring will enable us to take advantage of the infrastructure and scalable platform that we have assembled. The Southern California market is dominated by large regional and national financial institutions. Consolidation continues to reduce the number of community based and locally managed banks in operation. We believe this consolidation has presented opportunities for both organic growth and acquisitions and that there is a significant lack of service provided to our target market by larger banks, as well as a lack of ability to service this segment by smaller banks. Through our personal service, and experienced community-based relationship managers and, along with a broad product line, we believe we can continue to achieve internal growth and attract customers from other larger financial institutions, as well as increase business from existing customers.

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

Construction, Miniperm Loans, Land Development and Other Land Loans. We originate and underwrite interim land and construction loans as well as miniperm loans, collateralized by first or junior deeds of trust on specific commercial properties which are principally in our primary market areas. Land loans are primarily for entitlements and infrastructure. We originate construction, renovation and conversion loans to businesses on commercial, residential and income producing properties, which generally have terms of less than two years. Miniperm loans finance the purchase and/or ownership of commercial properties, including owner-occupied and income producing properties. Miniperm loans are generally made with an amortization schedule ranging from 15 to 25 years with a lump sum balloon payment due in five to ten years. We do not engage in any large tract construction lending. Our construction loans are generally limited to experienced developers who are known to our management. We impose a limit on the loan to value ratio on all real estate lending. The project financed must be supported by current independent third party appraisals (which are reviewed by our appraisal department), environmental reviews where appropriate and other relevant information. We review each loan request and renewal individually.

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

Deposit Products

As a full-service commercial bank, we focus deposit generation on relationship accounts, encompassing non-interest bearing demand, interest bearing demand, and money market. In order to facilitate generation of non-interest bearing demand deposits, we require, depending on the circumstances and the type of relationship, our borrowers to maintain deposit balances with us as a typical condition of granting loans. We also offer certificates of deposit and savings accounts. We service our attorney clients by offering Interest on Lawyers’ Trust Accounts, “IOLTA” in accordance with the requirements of the California State Bar. We market deposits by offering the convenience of third party “couriers” or, in appropriate cases armored vehicles, which contract with our customers, as well as a “remote deposit capture” product that allows deposits to be made via computer at the customer’s business location. We also offer customers “e-statements” that allows customers to receive statements electronically, which is more convenient and secure than receiving paper statements, in addition to reducing paper and being environmentally-friendly.

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

Through a third party arrangement with a registered representative of National Planning Corporation, member FINRA/SIPC we offer customers, upon request, the ability to purchase mutual funds, securities, annuities and limited types of insurance. The Bank considers this an ancillary product to its commercial banking activities.

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

The Bank offers multiple electronic banking options to its customers. It does not allow the origination of deposit accounts through online banking, nor does it accept loan applications through its online services. All of the Bank’s electronic banking services allow customers to review transactions and statements, review images of paid items, transfer funds between accounts at the Bank, place stop orders, pay bills and export to various business and personal software applications. CUB Online Commercial Banking also allows customers to initiate domestic wire transfers and ACH transactions, with the added security and functionality of assigning discrete access and levels of security to different employees of the client and division of functions to allow separation of duties, such as input and release.

Additionally, we offer Positive Pay, an antifraud service that allows businesses to review all issued checks daily and provides them with the ability to pay or reject any item. ACH Positive Pay is also offered to allow customers to review ACH transactions on a daily basis.

We also offer our internet banking customers an additional third party product designed to assist in mitigating fraud risk to both the customer and the Bank in internet banking and other internet activities conducted by the customer, at no cost to the customer.

The Bank has its own “home page” address on the World Wide Web as an additional means of expanding our market and providing banking services through the Internet. Members of the public can also communicate with us through the website. Our website address is: www.californiaunitedbank.com or www.cunb.com.

Other Services

In addition to providing a full complement of lending and deposit products and related services, we provide our customers with many additional services, either directly or through other providers, including, but not limited to, commercial and stand-by letters of credit, domestic and international wire transfers, on site Automated Teller Machines (“ATM’s”) and Visa® Debit Cards and ATM cards. We also provide bank-by-mail services, courier services, armored transport, lock box, cash vault, cash management services, telephone banking, night depositories, credit cards and international services (some of these through arrangements with third parties). Our customers may utilize ATM’s other than California United Bank’s ATM’s; we reimburse our customers for charges for utilization of other banks’ ATM’s up to a maximum of $20 per month.

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

Employees

As of December 31, 2015, we had 265 full-time employees. Our employees are not represented by any union or other collective bargaining agreement.

Financial and Statistical Disclosure

Certain of our statistical information are presented within “Item 6. Selected Financial Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk.” This information should be read in conjunction with the consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

[1]	Legal lending limits to each customer are limited to a percentage of a bank’s shareholders’ equity, allowance for loan losses, and capital notes and debentures; the exact percentage depends upon the nature of the loan transaction.

Executive Officers of the Registrant

The names, ages as of December 31, 2015, recent business experience and positions or offices held by each of the executive officers of the Company are as follows:

Name and Position Held	Age	Recent Business Experience
David I. Rainer, Chief Executive Officer and Chairman of the Board	58	Chief Executive Officer and Director of California United Bank since inception in 2005 and of CU Bancorp from inception in 2012. He became Chairman of the Board in June 2009. Mr. Rainer is a member of the Board of Directors of the Federal Reserve Bank of San Francisco, Los Angeles Branch.

K. Brian Horton, President and Director	55	President and Director of CU Bancorp and California United Bank since December 1, 2014. Prior to joining the Company, Mr. Horton was a Director and President of 1st Enterprise Bank (which was acquired by the Company on November 30, 2014). He was a co-founder of 1st Enterprise.

Anne A. Williams, Executive Vice President, Chief Operating Officer, Chief Credit Officer and Director of California United Bank	58	Executive Vice President and Chief Credit Officer of California United Bank since 2005 and of CU Bancorp since 2012. Chief Operating Officer of California United Bank since 2008. Director of California United Bank since January 2009.

Karen A. Schoenbaum, Executive Vice President and Chief Financial Officer	53	Executive Vice President and Chief Financial Officer of California United Bank since October 2009. Executive Vice President and Chief Financial Officer of CU Bancorp since 2012.

Anita Y. Wolman, Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary	64	Executive Vice President & General Counsel of California United Bank since January 2009 and of CU Bancorp since 2012. She has served as General Counsel of the Bank since its inception.

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

Legislation and Regulatory Developments

Dodd Frank Wall Street Reform and Consumer Protection Act

The federal banking agencies continue to implement the remaining requirements in the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) as well as promulgating other regulations and guidelines intended to assure the financial strength and safety and soundness of banks and the stability of the U.S. banking system. Following on the implementation in 2014 and effectiveness in 2015 of new capital rules (“the New Capital Rules”) and the so called Volcker Rule restrictions on certain proprietary trading and investment activities, developments in 2015 included:

(i)	the extension of the Volcker Rule conformance period until July 21, 2016 and a possible additional extension until 2017 for banking institutions to conform existing investments, including certain collateralized loan obligations, and relationships, with certain exceptions, with “covered funds”, including hedge funds, private equity funds and certain other private funds. The Company and the Bank held no investment positions at December 31, 2015 which were subject to the final rule. — See “Volcker Rule” and has controls in place to ensure compliance with the Volcker Rule going forward.

(ii)	the shift in the stress testing cycle and reporting dates required by the banking agencies for institutions with total consolidated assets of $10 billion to $50 billion to assess the potential impact of different scenarios on earnings, losses, liquidity and capital. The Bank is not currently subject to these requirements.

(iii)	the implementation of an additional “capital conservation buffer” of 0.625% in 2016 for minimum risk-weighted asset ratios under the New Capital Rules. — See “Capital Adequacy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources”.

(iv)	the effectiveness in October, 2015 of the final TILA-RESPA Integrated Disclosure (“TRID”) rules promulgated by the Consumer Financial Protection Bureau (“CFPB”), as required by the Dodd-Frank Act, which require new mortgage disclosures and training of staff for most mortgage loan applications The Bank typically does not make mortgage loans subject to the TRID requirements. — See “CFPB”.

(v)	the release by the Interagency Federal Financial Institutions Examinations Council (“FFIEC”) of a cybersecurity assessment tool for voluntary use by banks which provides guidelines to measure a bank’s individual risk profile” and “Cybersecurity maturity”.

(vi)	the adoption of the Fixing America’s Surface Transportation Act (the “FAST Act”), highway legislation which contains financial services provisions, including (a) expanding the extended 18 months examination cycle for banks with up to $1 billion in assets; (b) deleting the annual privacy notice for banks which have not changed their policy or practices of sharing of information with third parties and (c) limiting the percentage payment of dividends on reserve bank stock held by banks with more than $10 billion in assets. The Bank, as a nonmember state bank, holds no reserve bank stock.

Not all of the rules required or expected to be implemented under the Dodd-Frank Act have been proposed or adopted, and certain of the rules that have been proposed or adopted under the Dodd-Frank Act are subject to phase-in or transitional periods. The Company believes that compliance with new regulations and other initiatives will likely negatively impact revenue and increase the cost of doing business.

In the exercise of their supervisory and examination authority, the regulatory agencies have emphasized corporate governance, capital planning and stress testing, enterprise risk management and other board responsibilities; anti-money laundering compliance; information technology adequacy; cyber security preparedness; vendor management and fair lending and other consumer compliance obligations.

Capital Adequacy Requirements

Bank holding companies and banks are subject to similar regulatory capital requirements administered by state and federal banking agencies. The basic capital rule changes in the New Capital Rules adopted by the federal bank regulatory agencies were fully effective on January 1, 2015, but many elements are being phased in over multiple future years. The risk-based capital guidelines for bank holding companies and, additionally for banks, prompt corrective action regulations (See “Prompt Corrective Action Provisions”), require capital ratios that vary based on the perceived degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse agreements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards. To the extent that the new rules are not fully phased in, the prior capital rules continue to apply.

The New Capital Rules revised the previous risk-based and leverage capital requirements for banking organizations to meet requirements of the Dodd-Frank Act and to implement the international Basel Committee on Banking Supervision Basel III agreements. Many of the requirements in the New Capital Rules and other regulations and rules are applicable only to larger or internationally active institutions and not to all banking organizations, including institutions currently with less than $10 billion or assets, which includes the Company and the Bank. Some of these rules and regulations include required annual stress tests for institutions with $10 billion or more assets and Enhanced Prudential Standards, Comprehensive Capital Analysis and Review requirements, capital plan and Resolution Plan or living will submissions, an additional countercyclical capital buffer, a supplementary leverage ratio and the Liquidity Coverage Ratio rule requiring sufficient high-quality liquid assets which may apply to institutions with $50 billion or more or $250 billion or more assets or which may be identified as Global Systematically Important Banking Institutions (G-SIBs).

Under the risk-based capital guidelines in place prior to the effectiveness of the New Capital Rules, which trace back to the 1988 Basel I accord, there were three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized” a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio, a leverage ratio and a common equity Tier 1 capital ratio of at least ten percent, eight percent, five percent and six and a half percent, respectively.

The following table sets forth the regulatory capital guidelines and the actual capitalization levels for the Company and the Bank as of December 31, 2015:

	Adequately Capitalized	Well- Capitalized	CU Bancorp	California United Bank
	(greater than or equal to)
Total Risk-Based Capital Ratio	8.0%	10.0%	11.54%	11.17%
Tier 1 Risk-Based Capital Ratio	6.0%	8.0%	10.85%	10.47%
Leverage Ratio	4.0%	5.0%	9.67%	9.34%
Common Equity Tier 1 Capital Ratio	4.5%	6.5%	9.61%	10.47%

Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. Federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant and have required many banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed well capitalized and may therefore be subject to restrictions on taking brokered deposits. As of December 31, 2015, both the Bank’s and the Company’s leverage capital ratios exceeded regulatory minimums.

The following are the New Capital Rules which became applicable to the Company and the Bank beginning January 1, 2015:

•	an increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets;

•	a new category and a required 4.50% of risk-weighted assets ratio is established for “common equity Tier 1” as a subset of Tier 1 capital limited to common equity;

•	a minimum non-risk-based leverage ratio is set at 4.00%;

•

changes in the permitted composition of Tier 1 capital to exclude trust preferred securities subject to certain grandfathering exceptions for organizations like the Company which were under $15 billion in assets as of December 31, 2009, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities unless the organization opts out of including such unrealized gains and losses, which election the Company made in 2015;

•

the risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and

•

an additional capital conservation buffer of 2.5% of risk weighted assets above the regulatory minimum capital ratios, which will be phased in until 2019 beginning at 0.625% of risk-weighted assets for 2016 and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Including the capital conservation buffer of 2.5%, the New Capital Rules would result in the following minimum ratios to be considered well capitalized: (i) a Tier 1 risk-based capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, (iii) a total risk-based capital ratio of 10.5%, and (iv) a leverage ratio of 5.0%. At December 31, 2015, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes — See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.”

While the New Capital Rules sets higher regulatory capital standards for the Company and the Bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The need to maintain more and higher quality capital, and greater liquidity going forward than historically has been required, and generally increased regulatory scrutiny with respect to capital levels, could limit the Company’s business activities, including lending, and its ability to expand, either organically or through acquisitions. It could also result in the Company being required to take steps to increase its regulatory capital that may be dilutive to shareholders or limit its ability to pay dividends or otherwise return capital to shareholders, or sell or refrain from acquiring assets, the capital requirements for which are not justified by the assets’ underlying risks. Moreover, U.S. federal banking agencies have been taking into account expectations regarding the ability of banks to meet these new requirements, including under stressed conditions, in approving actions that represent uses of capital, such as dividend increases, share repurchases and acquisitions.

See “Management’s Discussion and Analysis — Capital Resources.”

Management believes that as of December 31, 2015, the Company and the Bank would meet all requirements under the New Capital Rules applicable to them on a fully phased-in basis if such requirements were currently in effect.

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

Our securities are listed on the NASDAQ Capital Market and trade under the symbol “CUNB”. As a company listed on the NASDAQ Capital Market, CU Bancorp is subject to NASDAQ standards for listed companies. CU Bancorp is also subject to the Sarbanes-Oxley Act of 2002, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other issues, requirements for executive certification of financial presentations, corporate governance requirements for board, audit and compensation committees and their members, as well as disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow shareholders and investors to more easily and efficiently monitor the performance of companies and their directors.

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

Further, an emerging growth company may elect to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. At inception, CU Bancorp elected to take advantage of the benefits of this extended transition period to comply with new or amended accounting pronouncements in the same manner as a private company, although prior to 2013 there were no such accounting pronouncements. During 2013, however, the Company “opted-in” to compliance with new or amended accounting pronouncements in the same fashion as other public companies. As a result, for the year ended December 31, 2015, the Company’s financial statements are comparable to companies which complied with such new or revised accounting standards when originally effective.

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

California law additionally limits the Company’s ability to pay dividends. A corporation may make a distribution/dividend from retained earnings to the extent that the retained earnings exceed (a) the amount of the distribution plus (b) the amount, if any, of dividends in arrears on shares with preferential dividend rights. Alternatively, a corporation may make a distribution/dividend, if, immediately after the distribution, the value of its assets equals or exceeds the sum of (a) its total liabilities plus (b) the liquidation preference of any shares which have a preference upon dissolution over the rights of shareholders receiving the distribution/dividend.

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

Bank Holding Company Regulation

As a bank holding company, CU Bancorp is registered with and subject to regulation and periodic examination by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or the BHCA. We are also required to file with the Federal Reserve periodic reports of our operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require. CU Bancorp is also a bank holding company within the meaning of Section 1280 of the California Financial Code and is subject to examination by, and may be required to file reports with, the DBO.

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

Stock Redemptions and Repurchases

It is an essential principle of safety and soundness that a banking organization’s redemption and repurchases of regulatory capital instruments, including common stock, from investors be consistent with the organization’s current and prospective capital needs. In assessing such needs, the board of directors and management of a bank holding company should consider the Dividend Factors discussed previously under “Dividends”. The risk-based capital rules directs bank holding companies to consult with the Federal Reserve before redeeming any equity or other capital instrument included in Tier 1 or Tier 2 capital prior to stated maturity, if such redemption could have a material effect on the level or composition of the organization’s capital base. Bank holding companies experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the appropriate Federal Reserve supervisory staff before redeeming or repurchasing common stock or other regulatory capital instruments for cash or other valuable consideration. Similarly, any bank holding company considering expansion, either through acquisitions or through new activities, also generally must consult with the appropriate Federal Reserve supervisory staff before redeeming or repurchasing common stock or other regulatory capital instruments for cash or other valuable consideration. In evaluating the appropriateness of a bank holding company’s proposed redemption or repurchase of capital instruments, the Federal Reserve will consider the potential losses that the holding company may suffer from the prospective need to increase reserves and write down assets from continued asset deterioration and the holding company’s ability to raise additional common stock and other Tier 1 capital to replace capital instruments that are redeemed or repurchased. A bank holding company must inform the Federal Reserve of a redemption or repurchase of common stock or perpetual preferred stock for cash or other value resulting in a net reduction of the bank holding company’s outstanding amount of common stock or perpetual preferred stock below the amount of such capital instrument outstanding at the beginning of the quarter in which the redemption or repurchase occurs. In addition, a bank holding company must advise the Federal Reserve sufficiently in advance of such redemptions and repurchases to provide reasonable opportunity for supervisory review and possible objection should the Federal Reserve determine a transaction raises safety and soundness concerns.

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

California banks are also subject to various federal statutes and regulations including Federal Reserve Regulation O, Federal Reserve Act Sections 23A and 23B and Regulation W and similar state statutes, which restrict or limit loans or extensions of credit to “insiders,” including officers, directors and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the

FHLB. At December 31, 2015, the Bank was in compliance with the FHLB’s stock ownership requirement and our investment in FHLB capital stock totaled $8 million.

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

Prompt Corrective Action Authority

The Federal Deposit Insurance Act requires the federal bank regulatory agencies to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Depending on the bank’s capital ratios, the agencies’ regulations define five categories in which an insured depository institution will be placed: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At each successive lower capital category, an insured bank is subject to more restrictions, including restrictions on the bank’s activities, operational practices or the ability to pay dividends or executive bonuses. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

The prompt corrective action standards were also changed as the New Capital Rules ratios became effective. Under the new standards, in order to be considered well-capitalized, the bank will be required to meet the new common equity Tier 1 ratio of 6.5%, an increased Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

The federal banking agencies also may require banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well-capitalized, in which case institutions may no longer be deemed to be well-capitalized and may therefore be subject to certain restrictions such as taking brokered deposits.

The prompt corrective action standards were changed when the new capital rule ratios become effective as discussed under “Legislation and Regulatory Developments.”

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

Extensions of Credit to Insiders and Transactions with Affiliates

The Federal Reserve Act and Federal Reserve Regulation O place limitations and conditions on loans or extensions of credit to a bank or bank holding company’s executive officers, directors and principal shareholders (i.e., in most cases, those persons who own, control or have power to vote more than 10 percent of any class of voting securities); any company controlled by any such executive officer, director or shareholder; or any political or campaign committee controlled by such executive officer, director or principal shareholder.

Such loans and leases must comply with loan-to-one-borrower limits; require prior full board approval when aggregate extensions of credit to the person exceed specified amounts; must be made on substantially the same terms (including interest rates and collateral) and follow credit-underwriting procedures no less stringent than those prevailing at the time for comparable transactions with non-insiders; must not involve more than the normal risk of repayment or present other unfavorable features; and in the aggregate must not exceed the bank’s unimpaired capital and unimpaired surplus. The California Financial Code and DBO regulations adopt and apply Regulation O to the Bank and provide additional limitations on loans to affiliates.

Affiliate Transactions

The Bank also is subject to certain restrictions imposed by Federal Reserve Act Sections 23A and 23B, as amended by Dodd-Frank, and Federal Reserve Regulation W on any extensions of credit by the Bank to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates or insiders, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates or insiders. Affiliates include parent holding companies, sister banks, sponsored and advised companies, financial subsidiaries (but not operating subsidiaries or other permissible bank subsidiaries) and investment companies where the Bank’s affiliate serves as investment advisor. Sections 23A and 23B and Regulation W generally:

•	prevent any affiliates or insiders from borrowing from the bank unless the loans are secured by marketable obligations of designated amounts;

•	limit such loans and investments to or in any affiliate individually to 10 percent of the bank’s capital and surplus;

•	limit such loans and investments to all affiliates in the aggregate to 20 percent of the bank’s capital and surplus; and

•

require such loans and investments to or in any affiliate or insider to be on terms and under conditions substantially the same or at least as favorable to the bank as those prevailing for comparable transactions with non-affiliated parties.

Additional restrictions on transactions with affiliates may be imposed on the Bank under the FDI Act’s prompt corrective action regulations and the supervisory authority of the federal and state banking agencies.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. Pursuant to Dodd-Frank, the maximum deposit insurance amount has been permanently increased to $250,000 per depositor. As required by Dodd-Frank, the FDIC adopted a DIF restoration plan which became effective on January 1, 2011. Among other things, the plan: (1) raises the minimum designated reserve ratio, which the FDIC is required to set each year, to 1.35 percent and removes the upper limit on the designated reserve ratio and consequently on the size of the fund; (2) requires that the fund reserve ratio reach 1.35 percent by 2020; (3) eliminates the requirement that the FDIC provide dividends from the fund when the reserve ratio is between 1.35 percent and 1.5 percent; and (4) continues the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5 percent. The FDIC has set a long-term goal of getting its reserve ratio up to 2% of insured deposits by 2027.

In 2015 our FDIC insurance assessment was $1.5 million.

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

Audit Requirements

The Bank is required to have an annual independent audit, alone or as a part of its bank holding company’s audit, and to prepare all financial statements in accordance with U.S. generally accepted accounting principles. The holding company has an annual independent audit; the Bank does not have a separate independent audit. CU Bancorp’s Audit and Risk Committee serves as the Audit Committee for the Bank and is composed entirely of independent directors. As required by NASDAQ, CU Bancorp has certified that its audit committee has adopted a formal written charter and meets the requisite number of directors, independence, and qualification standards. The combined Audit and Risk Committee meets NASDAQ and bank regulatory agency requirements.

Under the Sarbanes-Oxley Act, Management is required to assess the effectiveness of CU Bancorp’s internal control over financial reporting as of December 31, 2015. These assessments are included in Part II — Item 9A — “Controls and Procedures.”

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

An institution such as the Bank must provide anti-money laundering (“AML”) training to employees, designate an AML compliance officer and annually audit the AML program to assess its effectiveness. The federal regulatory agencies continue to issue regulations and new guidance with respect to the application and requirements of BSA and AML. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. Based on their administration by Treasury’s Office of Foreign Assets Control (“OFAC”), these are typically known as the “OFAC” rules.

Failure of a financial institution to maintain and implement adequate BSA, AML and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Community Reinvestment Act

Under the CRA, the Bank has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities and to take that record into account in its evaluation of certain applications by such institution, such as applications for charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions or engage in certain activities pursuant to the GLB Act. The Bank currently falls under the “large bank” category for CRA purposes. An unsatisfactory rating may be the basis for denying the application. Based on its most recent examination report in 2013, the Bank received an overall CRA rating of “Outstanding,” the highest rating possible.

Consumer Compliance and Fair Lending Laws

The Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the USA PATRIOT Act of 2001, the Bank Secrecy Act, the Foreign Account Tax Compliance Act (effective 2013), the CRA, the Fair Debt Collection Practices Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which constitutes part of Dodd-Frank and is discussed in further detail below. The enforcement of Fair Lending laws has been an increasing area of focus for regulators. Fair Lending laws related to extensions of credit are included in The Equal Credit Opportunity Act and the Fair Housing Act, which prohibit discrimination in residential real estate and credit transactions based on race, color, national origin, sex, marital status, familial status, religion, age, physical ability, the fact that all or part of the applicant’s income derives from a public assistance program or the fact that the applicant has exercised any right under the Consumer Credit Protection Act. Under the Fair Lending laws, lenders can also be liable for policies which have a disparate impact on, or result in disparate treatment of, a protected class of applicants or borrowers. Lenders are required to have a Fair Lending program that is of sufficient scope to monitor the inherent Fair Lending risk of the institution and that appropriately remediates any issues which are identified. Generally, regulatory agencies are required to refer fair lending violations to the Department of Justice for investigation.

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

Dodd-Frank provided for the creation of the CFPB as an independent entity within the Federal Reserve with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The bureau’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions and banks with $10 billion or more in assets are subject to examination by the CFPB. Banks with less than $10 billion in assets, including the Bank, will continue to be examined for compliance by their primary federal banking agency.

In 2014, the CFPB adopted revisions to Regulation Z, which implement the Truth in Lending Act, pursuant to the Dodd-Frank Act, and apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans). The revisions mandate specific underwriting criteria for home loans in order for creditors to make a reasonable, good faith determination of a consumer’s ability to repay and establish certain protections from liability under this requirement for “qualified mortgages” meeting certain standards. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount; in particular, the revisions will prevent banks from making “no doc” and “low doc” home loans, as the rules require that banks determine a consumer’s ability to pay based in part on verified and documented information. Because we do not originate “no doc” or “low doc” loans, we do not believe this regulation will have a significant impact on our operations. As the Bank does not currently originate residential mortgages, it is not expected that the new CFPB rules with regard to residential mortgage lending will have a substantial impact on the Bank or its operations.

Customer Information Security

The Federal Reserve and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. We have adopted a customer information security program designed to comply with such requirements.

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

RISKS RELATED TO THE BANKING INDUSTRY

Difficult Economic and Market Conditions Have Adversely Affected Our Industry

Our financial performance generally, and the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of the collateral securing those loans, is highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. Although the U.S. and local economy continues to show modest signs of improvement, certain sectors, remain soft, and unemployment and under-employment remain a concern. Local governments and many businesses are still experiencing serious difficulties. In addition, concerns about the performance of international economies, including the potential impact of European debt and economic conditions in Asia, can impact the economy here in the United States. These economic pressures on consumers and businesses may adversely affect our business, financial condition, results of operations and stock price. In particular, we may face the following risks in connection with these events:

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

Disruptions in the Real Estate Market Could Materially and Adversely Affect Our Business

In conjunction with the 2008 financial crisis, the real estate market experienced a slow-down due to negative economic trends and credit market disruption. While recovery in Southern California real estate appears to be continuing, the long-term impact cannot be quantified. At December 31, 2015, 51% and 7% of our total gross loans were comprised of commercial real estate and real estate construction loans, respectively. Of the commercial real estate loans, 43% was owner-occupied. Any downturn in the real estate market could materially and adversely affect our business because a significant portion of our loans are secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on loans. Substantially all of our real property collateral is located in Southern California. If there is a decline in real estate values, especially in Southern California, the collateral for our loans would provide less security. Real estate values could be affected by, among other things, a decline in economic conditions, an increase in foreclosures, a decline in real property sale volumes, a significant increase in interest rates, increased levels of unemployment, drought, earthquakes, brush fires and other natural disasters particular to California.

Additional Requirements Imposed by the Dodd-Frank Act and Related Regulation Could Adversely Affect Us

The Dodd-Frank Act imposed additional regulatory requirements including the following:

•

the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment;

•	the requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;

•	enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks;

•	additional corporate governance and executive compensation requirements; enhanced financial institution safety and soundness regulations,

•	revisions in FDIC insurance assessments; and

•	the creation of new regulatory bodies, such as the Bureau of Consumer Financial Protection and the Financial Services Oversight Counsel.

Some of the provisions remain subject to final rulemaking and/or implementation. Accordingly, we cannot fully assess its impact on our operations and costs.

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

Generally, the interest rates on our interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent, or on the same basis. Even assets and liabilities with similar maturities or periods of re-pricing may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in general market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in general market rates. Certain assets, such as adjustable rate loans, may have features such as floors that limit changes in interest rates on a short-term basis.

After a seven year stimulus campaign known as quantitative easing, in December 2015 the Federal Reserve decided to raise short-term interest rates for the first time since the 2008 financial crisis. The Federal Reserve said in its December announcement that it “is closely monitoring global economic and financial developments and is assessing their implications for the labor market and inflation, and for the balance of risks to the outlook.”

The Federal Reserve noted that some economic benchmarks were doing well, like continued job growth, more spending by businesses and consumers and the revival of the housing market; however, if the job market improves more quickly than expected or inflation rises, rate hikes could come sooner, or the Federal Reserve could wait longer if the job market or inflation slows. A persistent low interest rate environment likely will adversely affect the interest income we earn on loans and investments.

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

Severe Weather, Natural Disasters, Acts of War or Terrorism and Other External Events Could Significantly Impact the Company’s Business

Severe weather, drought, fire, natural disasters such as earthquakes, or tsunamis, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Bank’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

The Financial Condition of Other Financial Institutions Could Adversely Affect Us

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. Any such losses could have a material adverse effect on our financial condition and results of operations.

We Currently Hold a Significant Amount of Bank-Owned Life Insurance.

At December 31, 2015, we held $50 million of bank-owned life insurance (BOLI) on current and former senior employees and executives, with a cash surrender value of $50 million, as compared with $39 million of BOLI, with a cash surrender value of $39 million, at December 31, 2014. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

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

The Repayment of Our Income Property Loans, Consisting of Commercial and Multi-family Real Estate Loans, May Be Dependent On Factors Outside Our Control or the Control of Our Borrowers.

We originate commercial and multi-family real estate loans for individuals and businesses for various purposes, which are secured by commercial properties. Repayment of these loans is often dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.

For example, if the cash flow from the borrower’s project is reduced as a result of the financial impairment of a lessee who cannot pay the rent, or as a result of leases not being obtained or renewed in a timely manner or at all, the borrower’s ability to repay the loan may be impaired. Commercial and multi-family real estate loans also expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

If we foreclose on a commercial or multi-family real estate loan, our holding period for the collateral may be longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial and multi-family real estate loans generally have relatively large balances to single borrowers or groups of related borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial and multi-family real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. As of December 31, 2015, our commercial and multi-family real estate loans totaled $1.0 billion, or 55 percent of our total loans and leases held-for-investment.

Repayment Of Our Commercial And Industrial Loans Is Often Dependent On The Cash Flows Of The Borrower, Which May Be Unpredictable, and The Collateral Securing These Loans May Not Be Sufficient To Repay the Loan In The Event Of Default

We make our commercial and industrial loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral securing commercial and industrial loans are generally the working assets of a business that fluctuate in value, may depreciate over time, and could be difficult to appraise. For example, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its customers, and for loans secured by inventory, the sale or liquidation of the inventory may be dependent not only on the quality of the inventory but also on finding a willing buyer. As of December 31, 2015, our commercial and industrial loans totaled $537 million, or 29 percent of our total loans and leases held-for-investment.

Supervisory Guidance on Commercial Real Estate Concentrations Could Restrict Our Activities and Impose Financial Requirements or Limits on the Conduct of Our Business

The Federal Regulatory Agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of their communities. Recently there have been concerns about commercial real estate lending and underwriting expressed by the agencies along with historical concerns that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. Existing guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending by providing supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Our lending and risk management practices will be taken into account in supervisory evaluation of capital adequacy. Our commercial real estate portfolio (which includes owner-occupied nonresidential properties, construction, land development and other land, and multifamily residential properties) has increased from 58% at December 31, 2014 to 62% at December 31, 2015. If our risk management practices with regard to this portion of our portfolio are found to be deficient, it could result in increased reserves and capital costs or a need to reduce this type of lending which could negatively impact earnings.

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

California’s Current Drought may Impact the Economy

At December 31, 2015, California continued to experience a severe drought in all areas of the State. This extended drought has produced chronic and significant shortages to municipal and industrial, environmental, agricultural, and wildlife refuge water supplies and led to historically low groundwater levels. This recent dry hydrology has set many new Statewide records, including the driest four-year period of statewide precipitation (2012-2015). The exceptionally dry conditions in 2014 and 2015 resulted in low reservoir storages which created a challenge to deliver critical water supplies and provide adequate cold water for instream fisheries resources. January 2015 was the driest January on record for precipitation Statewide. 2015 also produced by far the lowest snowpack in the Sierra Nevada since records have been kept, and by some estimates based on tree-ring analysis, was the lowest over the past five centuries.

The cumulative effect of these sustained dry conditions is demonstrated in reduced natural runoff for streamflow, limited surface water storage in reservoirs, increased groundwater pumping, and significant effects to fish and wildlife populations.

While 2016 is forecasted to be a strong El Nino year, typically characterized by wet conditions, the ability to predict at this time whether 2016 will be wet or dry is limited. While we do not have a portfolio of agricultural loans which would be most impacted by the drought, the effects of increased costs for water and municipal restrictions on the level of use could have an adverse effect on the operations of some of our client base, the extent of which is yet unknown, and it is possible that the overall economy of California may be negatively affected by the impact of this drought and lack of water or the increased cost of the resource, which could have a negative impact on the Company’s results, loan quality and collateral.

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

New Capital and Liquidity Standards Adopted By The U.S. Banking Regulators Have Resulted In Banks and Bank Holding Companies Needing To Maintain More And Higher Quality Capital And Greater Liquidity Than Has Historically Been The Case.

New capital standards, both as a result of the Dodd-Frank Act and the new U.S. Basel III-based capital rules have had a significant effect on banks and bank holding companies. The New Capital Rules require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. For additional information, see “Capital Requirements” under Part I, Item 1 “Business.”

The need to maintain more and higher quality capital, as well as greater liquidity, going forward than historically has been required, and generally increased regulatory scrutiny with respect to capital levels, could limit the Company’s business activities, including lending, and its ability to expand, either organically or through acquisitions. It could also result in being required to take steps to increase its regulatory capital that may be dilutive to shareholders or limit its ability to pay dividends or otherwise return capital to shareholders, or sell or refrain from acquiring assets, the capital requirements for which are not justified by the assets’ underlying risks.

We Face a Risk Of Noncompliance and Enforcement Action With the Bank Secrecy Act and Other Anti-Money Laundering Statutes and Regulations

The Bank Secrecy Act of 1970, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury, is authorized to impose significant civil money penalties for violations of those requirements and engages in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and U.S. Internal Revenue Service (“IRS”). We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any acquisition plans which could be identified. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition, results of operations and prospects.

Limits on Our Ability to Lend

The Bank’s legal lending limit as of December 31, 2015 was approximately $65 million for secured loans and $39 million for unsecured loans. While we believe we can accommodate the needs of substantially all of our target market, we compete with many financial institutions with larger lending limits.

Increases in Deposit Insurance Premiums and Special FDIC Assessments Will Negatively Impact Our Earnings.

We may pay higher FDIC premiums in the future. The Dodd-Frank Act increased the minimum FDIC deposit insurance reserve ratio from 1.15 percent to 1.35 percent. The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline of December 31, 2020. The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the minimum reserve ratio on institutions with assets less than $10.0 billion. The FDIC has not published a final rule implementing this offset. In addition to the minimum reserve ratio, the FDIC must set a designated reserve ratio. The FDIC has set a designated reserve ratio of 2.0, which exceeds the minimum reserve ratio.

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution’s total assets minus its Tier 1 capital, instead of its deposits. Although our FDIC insurance premiums were initially reduced by these regulations, it is possible that our future insurance premiums will increase.

BUSINESS STRATEGY RISK

We Compete Against Larger Banks and Other Institutions

We face substantial competition for deposits and loans in our market place. Competition for deposits primarily comes from other commercial banks, savings institutions, thrift and loan associations, money market and mutual funds and other investment alternatives. Competition for loans comes from other commercial banks, savings institutions, mortgage banking firms, thrift and loan associations and other financial intermediaries. Our larger competitors, by virtue of their larger capital resources, have substantially greater lending limits than we have. They also provide certain services for their customers, including trust, wealth management and international banking, which we only are able to offer indirectly through our correspondent relationships. In addition, they have greater resources and are able to offer longer maturities and on occasion, lower rates on fixed rate loans as well as more aggressive underwriting.

There is Risk Related to Acquisitions

We have engaged in expansion through acquisitions and may consider acquisitions in the future. In November 2014, we completed the merger of 1st Enterprise with and into the Bank and in July 2012, we completed a merger with Premier Commercial Bancorp and its subsidiary Premier Commercial Bank, N.A. In December 2010, we acquired California Oaks State Bank. We cannot predict the frequency, size or timing of any future acquisitions, and we typically do not comment publicly on a possible acquisition until we have signed a definitive agreement. There can be no assurance that our future acquisitions, if any, will have the anticipated positive results.

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

Although we have historically shown the ability to grow organically as well as through acquisition, our ability to grow may be limited if we cannot make acquisitions. We compete with other financial institutions with respect to proposed acquisitions.

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

We May Need to Raise Capital to Support Growth or Acquisition

While the Company’s and the Bank’s capital levels are currently in excess of that required to be considered “well-capitalized” by regulatory agencies, organic growth or a strategic opportunity may require the Company to raise additional capital and/or to maintain capital levels in excess of “well-capitalized”.

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

Our Deposit Portfolio Includes Significant Concentrations

As a business bank, we provide services to a number of customers whose deposit levels vary considerably and have a significant amount of seasonality. At December 31, 2015, 84 customers maintained balances (aggregating all related accounts, including multiple business entities and personal funds of business owners) in excess of $4 million. This amounted to $859 million or approximately 44 percent of the Bank’s total customer deposit base. These deposits can and do fluctuate substantially. While the loss of any combination of these depositors could have a material impact on the Bank’s results, the Bank expects, in the ordinary course of business, that these deposits will fluctuate and believes it is capable of mitigating this risk, as well as the risk of losing one of these depositors, through additional liquidity, and business generation in the future. However, if a significant number of these customers leave the Bank it could have a material adverse impact on the Bank.

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

OPERATIONAL AND REPUTATIONAL RISK

We Have a Continuing Need to Adapt to Technological Changes

The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The effective use of technology allows us to:

•	serve our customers better;

•	increase our operating efficiency by reducing operating costs;

•	provide a wider range of products and services to our customers; and

•	attract new customers

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

We Could Be Liable For Breaches of Security In Our Online Banking Services. Fear of Security Breaches (including Cybersecurity breaches) Could Limit the Growth of Our Online Services

We offer various internet-based services to our clients, including online banking services. The secure transmission of confidential information over the Internet is essential to maintain our clients’ confidence in our online services. In certain cases, we are responsible for protecting customers’ proprietary information as well as their accounts with us. We have security measures and processes in place to defend against these cybersecurity risks but these cyber attacks are rapidly evolving (including computer viruses, malicious code, phishing or other information security breaches), and we may not be able to anticipate or prevent all such attacks, which could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information. Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology we use to protect client transaction data. In addition, individuals, groups or sovereign countries may seek to intentionally disrupt our online banking services or compromise the confidentiality of customer information with criminal intent. Although we have developed systems and processes that are designed to recognize and assist in preventing security breaches (and periodically test our security), failure to protect against or mitigate breaches of security could adversely affect our ability to offer and grow our online services, constitute a breach of privacy or other laws, result in costly litigation and loss of customer relationships, negatively impact the Bank’s reputation, and could have an adverse effect on our business, results of operations and financial condition. We may not be insured against all types of losses as a result of breaches and insurance coverage may be inadequate to cover all losses resulting from breaches of security. We may also incur substantial increases in costs in an effort to minimize or mitigate cyber security risks and to respond to cyber incidents.

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

We cannot assure you that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. The Company may not be insured against all types of losses as a result of third party failures and insurance coverage may be inadequate to cover all losses resulting from system failures or other disruptions. The occurrence of any failures or interruptions could have a material adverse effect on our business, financial condition, results of operations and cash flows. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Any of these circumstances could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We May Incur Fines, Penalties And Other Negative Consequences From Regulatory Violations, Which Are Possibly Even Inadvertent Or Unintentional Violations.

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

We Are Subject to Losses Due to the Errors or Fraudulent Behavior of Employees or Third Parties.

We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical record keeping errors and transactional errors. Our business is dependent on our employees as well as third-party service providers to process a large number of increasingly complex transactions. We could be materially adversely affected if one of our employees causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. When we originate loans, we rely upon information supplied by loan applicants and third parties, including the financial and other information contained in the loan application package, property and collateral appraisals and valuations, and title information, if applicable, and employment and income documentation provided by third parties. If any of this information is misrepresented and such misrepresentation is not detected prior to loan funding, we generally bear the risk of loss associated with the misrepresentation. Any of these occurrences could result in a diminished ability of us to operate our business, potential liability to customers, reputational damage and regulatory intervention, which could negatively impact our business, financial condition and results of operations.

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

At December 31, 2015, our subsidiary trusts had outstanding $12.4 million of trust preferred securities. These securities are effectively senior to shares of common stock due to the priority of the underlying junior subordinated debt. As a result, we must make payments on our trust preferred securities before any dividends can be paid on our common stock; moreover, in the event of our bankruptcy, dissolution, or liquidation, the obligations outstanding with respect to our trust preferred securities must be satisfied before any distributions can be made to our shareholders. While we have the right to defer dividends on the trust preferred securities for a period of up to five years, if any such election is made, no dividends may be paid to our common or preferred shareholders during that time.

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

There are 75,000,000 shares of common stock authorized at no par value, of which 17,175,389 and 16,683,856 shares were issued and outstanding at December 31, 2015 and 2014, respectively.

Preferred Stock

The Company has 50,000,000 shares of serial preferred stock authorized. At December 31, 2015 and 2014, the Company has 16,400 shares of Series A, non-cumulative perpetual preferred stock authorized, issued and outstanding. Each Series A preferred stock has a liquidation preference of $1,000 per share.

Sales Price Information

The information in the following table indicates the highest and lowest sales prices and volume of trading for the Company’s common stock for the two year period starting January 1, 2014 through December 31, 2015 for each quarterly period, and is based upon information provided by NASDAQ. The information does not include transactions for which no public records are available. The bid and ask trading prices of the stock may be higher or lower than the prices reported below. These prices are based on the actual prices of stock transactions without retail mark-ups, mark-downs, commissions or adjustments.

Period Ended	High Price	Low Price	Approximate Number of Shares Traded
March 31, 2014	$18.50	$17.00	1,320,746
June 30, 2014	$19.50	$17.87	1,152,051
September 30, 2014	$19.50	$16.49	1,160,006
December 31, 2014	$22.45	$18.50	1,172,521
March 31, 2015	$23.00	$20.06	1,562,718
June 30, 2015	$23.00	$18.52	2,229,554
September 30, 2015	$23.48	$20.59	1,501,514
December 31, 2015	$27.66	$21.82	2,112,266

According to information provided by NASDAQ, the most recent trade in our common stock prior to the date of finalizing this Form 10-K occurred on March 8, 2016 at a sales price of $22.51 per share. The high “bid” and low “asked” prices as of March 8, 2016 were $23.07 and $22.46, respectively.

Shareholders

As of March 8, 2016, the Company had 682 common shareholders of record, as listed with its transfer agent.

Dividends

In December 2015, the Board of Directors approved a quarterly dividend payment on the preferred stock in the amount of $41 thousand to the United States Department of the Treasury. To date, the Company has not paid any cash dividends on common stock.

The applicable limitations on the payment of dividends are further discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 22, Regulatory Matters.

Common Stock Redemptions

In 2015 and 2014, the Company redeemed 44,311 and 26,317 shares respectively, of employee restricted stock to pay the tax obligation of employees in connection with their restricted stock vesting. The total value of the employee tax obligation remitted by the Company was $971 thousand and $471 thousand for the years ending December 31, 2015 and 2014, respectively. The Company purchased 4,451 shares of common stock at an average price per share of $25.82 during the 2015 fourth quarter.

The following table represents stock repurchases made by the Company as of December 31, 2015:

Purchase Dates:	Total Number of Shares Purchased (1)	Average Price Paid Per Share
January 1 – January 31	6,530	$20.51
February 1 – February 28	328	20.89
March 1 – March 31, 2015	274	20.99
April 1 – April 30, 2015	7,297	21.05
May 1 – May 31, 2015	9,329	21.26
June 1 – June 30, 2015	229	21.65
July 1 – July 31, 2015	—	—
August 1 – August 31, 2015	8,091	22.56
September 1 – September 30, 2015	7,782	21.88
October 1 – October 31, 2015	—	—
November 1 – November 30, 2015	—	—
December 1– December 31, 2015	4,451	25.82

Total	44,311	$21.92

(1)	Shares repurchased pursuant to net settlement by employees, in satisfaction of minimum income tax withholding obligations incurred through the vesting of Company restricted stock. We did not repurchase any shares as part of publicly announced plans or programs.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2015 with respect to the shares of our common stock that may be issued under existing equity compensation plans. This table does not reflect the number of restricted shares of stock that have been issued under the Company’s equity compensation plans. The number of shares of common stock remaining available for future issuance under the equity compensation plans has been reduced by both stock option grants and restricted stock issued under the plans.

Plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity Compensation Plans Approved by Security Holders:
Employee Plan (2005) (terminated)	108,180	18.63	—
2007 Equity and Incentive Compensation Plan	449,291	8.62	576,505

Total	557,471	10.57	576,505

As part of the merger with 1st Enterprise, CU Bancorp adopted the 1st Enterprise Bank 2006 Stock Incentive Plan, as amended (“2006 Stock Incentive Plan”), as its own equity plan and all stock options granted by 1st Enterprise thereunder were fully vested and exercisable and were converted to CU Bancorp stock options on substantially the same terms but adjusted to reflect the exchange ratio set forth in the Merger Agreement. At December 31, 2015, there are 404,958 options outstanding under the 2006 Stock Incentive Plan with a weighted-average exercise price of $8.01 per share. No new equity awards will be granted under the 2006 Stock Incentive Plan.

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

The graph assumes an initial investment value of $100 on December 31, 2010. Points on the graph represent the performance as of the last business day of each of the quarters indicated. The graph is not necessarily indicative of future price performance.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
CU Bancorp	100.00	81.38	94.82	141.54	175.63	205.34
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Bank and Thrift	100.00	77.76	104.42	142.97	159.60	162.83

ITEM 6 — SELECTED FINANCIAL DATA

The following tables set forth selected historical financial data for CU Bancorp and its wholly-owned subsidiary, California United Bank, for the dates indicated (dollars in thousands except per share and other data). This data should be read in conjunction with CU Bancorp’s consolidated financial statements and related footnotes included in “ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES” contained herein. Historical information can be found in CU Bancorp’s Annual Report on Form 10-K for the years ended December 31, 2014 and 2013, and in reports filed by California United Bank with the FDIC for the previous years.

	As of and for the Years ended December 31,
	2015	2014	2013	2012	2011
Statements of Operations:
Interest income	$90,142	$55,177	$50,846	$37,496	$28,756
Interest expense	2,723	1,922	2,079	1,797	1,316

Net interest income	87,419	53,255	48,767	35,699	27,440
Provision for loan losses	5,080	2,239	2,852	1,768	1,442

Net interest income after provision for loan losses	82,339	51,016	45,915	33,931	25,998
Non-interest income	11,730	7,709	6,518	3,961	2,362
Non-interest expense	(59,965)	(43,385)	(37,640)	(34,500)	(25,746)

Net income before provision for income tax expense	34,104	15,340	14,793	3,392	2,614
Provision for income tax expense	12,868	6,432	5,008	1,665	1,147

Net Income	$21,236	$8,908	$9,785	$1,727	$1,467

Per Share and Other Data:
Basic earnings per share	$1.21	$0.77	$0.93	$0.21	$0.23
Diluted earnings per share	1.18	0.75	0.90	0.21	0.22
Book value per common share (1)	16.87	15.78	12.45	11.68	11.63
Tangible book value per common share (2)	12.67	11.37	11.11	10.37	10.61
Weighted average shares outstanding — Basic	16,543,787	11,393,445	10,567,436	8,283,599	6,460,104
Weighted average shares outstanding — Diluted	16,983,221	11,667,733	10,836,861	8,410,749	6,635,862
Balance Sheet Data:
Investment securities available-for-sale	$315,785	$226,962	$106,488	$118,153	$114,091
Investment securities held-to-maturity	42,036	47,147	—	—	—
Loans, net	1,817,481	1,612,113	922,591	846,082	481,765
Total Assets	2,634,642	2,265,117	1,407,816	1,249,637	800,204
Deposits	2,286,791	1,947,693	1,232,423	1,078,076	690,756
Non-interest bearing demand deposits	1,288,085	1,032,634	632,192	543,527	381,492
Securities sold under agreements to repurchase	14,360	9,411	11,141	22,857	26,187
Shareholders’ equity	306,807	279,192	137,924	125,623	80,844
Selected Financial Ratios
Return on Average Assets (3)	0.80%	0.59%	0.74%	0.16%	0.19%
Return on Average Equity (4)	7.12%	5.76%	7.46%	1.57%	1.91%
Equity to Assets Ratio (5)	11.65%	12.33%	9.80%	10.05%	10.10%
Tangible Common Equity to Tangible Asset Ratio (6)	8.49%	8.66%	8.84%	9.03%	9.30%
Loans to Deposits Ratio	80.16%	83.42%	75.72%	79.30%	70.83%
Efficiency Ratio (7)	61%	71%	68%	87%	86%
Net Interest Margin (8)	3.83%	3.79%	3.96%	3.63%	3.70%
Asset Quality
Allowance for loan loss as a % of total loans	0.86%	0.78%	1.14%	1.03%	1.53%
Allowance for loan loss as a % of total loans (excluding loans acquired in acquisitions)	1.25%	1.39%	1.50%	1.54%	1.75%
Non Performing Assets to Total Assets	0.09%	0.21%	0.68%	1.09%	1.19%
Net Charge-offs/(Recoveries) to Average Loans	0.12%	0.02%	0.12%	0.08%	(0.04)%
Regulatory Capital Ratios (California United Bank)
Total Risk-Based Capital Ratio	11.2%	11.2%	12.0%	11.6%	12.1%
Tier 1 Risk-Based Capital Ratio	10.5%	10.6%	11.0%	10.7%	11.0%
Common Equity Tier 1 Ratio	10.47%	—%	—%	—%	—%
Tier 1 Leverage Ratio	9.3%	12.4%	8.9%	8.6%	9.5%
Regulatory Capital Ratios (CU Bancorp Consolidated)
Total Risk-Based Capital Ratio	11.5%	11.6%	12.8%	12.4%
Tier 1 Risk-Based Capital Ratio	10.9%	11.0%	11.8%	11.5%
Common Equity Tier 1 Ratio	9.61%	—%	—%	—%
Tier 1 Leverage Ratio	9.7%	12.9%	9.6%	9.1%

(1)	Book value per common share is calculated by dividing shareholders’ equity of $307 million by the total number of shares issued and outstanding (17,175,389 shares) at December 31, 2015, shareholder’s equity of $279 million by the total number of shares issued and outstanding (16,683,856 shares) at December 31, 2014, shareholder’s equity of $138 million by the total number of shares issued and outstanding (11,081,364 shares) at December 31, 2013, shareholders’ equity of $126 million by the total number of shares issued and outstanding (10,758,674 shares) at December 31, 2012, and shareholders’ equity of $81 million by the total number of shares issued and outstanding (6,950,098 shares) at December 31, 2011.
(2)	Tangible book value per common share is calculated by dividing tangible shareholders’ equity (shareholders’ equity less preferred stock, goodwill and core deposit and leasehold right intangibles) of $218 million by the total number of shares issued and outstanding (17,175,389 shares) at December 31, 2015, $190 million by the total number of shares issued and outstanding (16,683,856 shares) at December 31, 2014, $123 million by the total number of shares issued and outstanding (11,081,364 shares) at December 31, 2013, $112 million by the total number of shares issued and outstanding (10,758,674 shares) at December 31, 2012, $74 million by the total number of shares issued and outstanding (6,950,098 shares) at December 31, 2011.
(3)	Return on average assets is calculated by dividing the net income available to common shareholders by the average assets for the period. The average assets used in the calculations were based on the daily average outstanding assets of the Company for the years ending December 31, 2015, 2014, 2013, 2012, and 2011.
(4)	Return on average equity is calculated by dividing the Company’s net income available to common shareholders by the average equity for the period. The average equity used in the calculations was based on the daily average outstanding equity of the Company for the years ending December 31, 2015, 2014, 2013, 2012, and 2011.
(5)	The equity to assets ratio was calculated by dividing the Company’s shareholders’ equity by the Company’s total assets for the period.
(6)	The tangible common equity to assets ratio was calculated by dividing the Company’s shareholders’ equity less preferred stock, goodwill and core deposit and leasehold right intangibles by the Company’s total tangible assets (total assets less goodwill and core deposit and leasehold right intangibles) for the appropriate period.
(7)	The efficiency ratio represents non-interest expense as a percent of net interest income plus non-interest income, excluding gain on sale of securities, net.
(8)	The net interest margin represents net interest income as a percent of interest earning assets.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operation, liquidity and interest rate sensitivity. This section should be read in conjunction with the disclosures regarding “Forward-Looking Statements” set forth in “Item I. Business — Forward-Looking Statements,” as well as the discussion set forth in “Item 8. Financial Statements and Supplementary Data,” including the notes to consolidated financial statements.

OVERVIEW

The year 2015 marks the first full year of combined operations since the merger of California United Bank (wholly owned subsidiary of CU Bancorp) and 1st Enterprise. The integration of the two high-performing business banks was virtually seamless and the expected synergies of the merger have been realized, as seen in both the improvement in the Company’s efficiency ratio and double-digit loan growth in every quarter of 2015. The Company had built an efficient low-cost funding platform with an average cost of deposits of 0.10% and an average deposit balance of $254 million per branch. Throughout 2015 the Company remained focused on its relationship-based, business-banking franchise model, which resulted in increases in total commercial and industrial lines of credit commitments for the year. While commercial and industrial loan balances outstanding are up only modestly for the year, this reflects the Company’s commitment to disciplined underwriting, which management believes it helps to maintain a low risk profile throughout the business cycle. Loan growth during the year primarily came from owner-occupied nonresidential properties, an important element of the Company’s business banking focus, and from the construction lending portfolio, which is largely made up of long-term relationships with the Bank.

The comparability of financial information for the full year of 2015 to 2014 is affected by the Company’s acquisition of 1st Enterprise effective November 30, 2014. Operating results for 2014 include the combined operations of both entities from December 1, 2014.

Full Year 2015 Highlights

•	Net income in 2015 was $21 million, up 138% from the prior year

•	Return on average tangible common equity of 9.86%, up from 6.50% in the prior year

•	Efficiency ratio improved to 61%, from 71% in the prior year

•	Tangible book value per share increased $1.30 per share, or 11.4% to $12.67 from the prior year

•	Total assets increased $370 million from 2014 to $2.6 billion

•	Record net organic loan growth of $349 million in 2015

•	Total loans increased to $1.8 billion, an increase of $208 million or 13% from 2014

•	Total deposits at year-end 2015 increased to $2.3 billion, an increase of $339 million or 17% from 2014

•	Non-interest bearing demand deposits were 56% of total deposits at year-end 2015

•	Year-end average deposits per branch increased to $254 million

•	Nonperforming assets to total assets decreased to 0.09%, at December 31, 2015, from 0.21% at December 31, 2014

•	Continued status as well-capitalized, the highest regulatory category

Total assets increased $370 million or 16% from December 31, 2014 to $2.6 billion, mainly due to deposit growth of $339 million and earnings of $21 million. Loan growth during 2015 was primarily in Owner-Occupied Nonresidential Properties of $69 million, Other Nonresidential Property loans of $52 million and Construction, Land Development and Other Land of $54 million. Deposit growth during the same period consisted of an increase in non-interest bearing demand deposits of $255 million, interest bearing deposits of $55 million and money markets and savings deposits of $35 million. At December 31, 2015 and December 31, 2014, non-interest bearing deposits represented 56% and 53% of total deposits, respectively.

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

We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessment, are as follows:

Business Combinations

The Company has a number of fair value adjustments recorded within the consolidated financial statements at December 31, 2015 that relate to the business combinations with California Oaks State Bank “COSB”, Premier Commercial Bancorp “PC Bancorp” and 1st Enterprise Bank “1st Enterprise” on December 31, 2010, July 31, 2012 and November 30, 2014, respectively. These fair value adjustments includes goodwill, fair value adjustments on loans, core deposit intangible assets, other intangible assets, fair value adjustments to acquired lease obligations, fair value adjustments to certificates of deposit and fair value adjustments on derivatives. The assets and liabilities acquired through acquisitions have been accounted for at fair value as of the date of the acquisition. The goodwill that was recorded on the transactions represented the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized and is reviewed for impairment on October 1st of each year. If an event occurs or circumstances change that result in the Company’s fair value declining below its book value, the Company would perform an impairment analysis at that time.

Based on the Company’s 2015 goodwill impairment analysis, no impairment to goodwill has occurred. The Company is a sole reporting unit for evaluation of goodwill.

The core deposit intangibles on non-maturing deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed through acquisitions, are being amortized over the projected useful lives of the deposits. The weighted average remaining life of the core deposit intangible is estimated at approximately 7.9 years at December 31, 2015. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Loans acquired through acquisition are recorded at fair value at acquisition date without a carryover of the related Allowance. Purchased Credit Impaired (“PCI”) loans are acquired loans with evidence of deterioration of credit quality since origination and it is probable, at the acquisition date, that the Company will not be able to collect all contractually required amounts. When the timing and/or amounts of expected cash flows on such loans are not reasonably estimable, no interest is accreted and the loan is reported as a non-accrual loan; otherwise, if the timing and amounts of expected cash flows for PCI loans are reasonably estimable, then interest is accreted and the loans are reported as accruing loans. The non-accretable difference represents the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows, and also reflects the estimated credit losses in the acquired loan portfolio at the acquisition date and can fluctuate due to changes in expected cash flows during the life of the PCI loans. For non-PCI loans, loan fair value adjustments consist of an interest rate premium or discount on each individual loan and are amortized to loan interest income based on the effective yield method over the remaining life of the loans. Subsequent decreases to the expected cash flows for both PCI and non-PCI loans will result in a provision for loan losses.

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

The Allowance is an amount that management believes will be adequate to absorb estimated charge-offs related to specifically identified loans, as well as probable loan charge-offs inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. Management carefully monitors changing economic conditions, the concentrations of loan categories and collateral, the financial condition of the borrowers, the history of the loan portfolio, as well as historical peer group loan loss data to determine the adequacy of the Allowance. The Allowance is based upon estimates, and actual charge-offs may vary from the estimates. No assurance can be given that adverse future economic conditions will not lead to delinquent loans, increases in the provision for loan losses and/or charge-offs. These evaluations are inherently subjective, as they require estimates that are susceptible to significant revisions as conditions change. In addition, regulatory agencies, as an integral part of their examination process, may require additions to the Allowance based on their judgment about information available at the time of their examinations. Management believes that the Allowance as of December 31, 2015 is adequate to absorb known and probable losses in the loan portfolio.

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

While the general allowance covers all non-impaired loans and is based on historical loss experience adjusted for the various qualitative factors as discussed in Note 6 — Loans, the change in the Allowance from one reporting period to the next may not directly correlate to the rate of change of nonperforming loans for the following reasons:

•

A loan moving from the impaired performing status to an impaired non-performing status does not mandate an automatic increase in allowance. The individual loan is evaluated for a specific allowance requirement when the loan moves to the impaired status, not when the loan moves to non-performing status. In addition, the impaired loan is reevaluated at each subsequent reporting period. Impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company may measure impairment based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

•

Not all impaired loans require a specific allowance. The payment performance of the borrower may require an impaired classification, but the collateral evaluation may support adequate collateral coverage. For a number of impaired loans in which borrower performance is in question, the collateral coverage may be sufficient. In those instances, neither a general allowance nor a specific allowance is assessed.

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

If it’s determined that an OTTI exists on a debt security, the Company then determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Company will recognize the amount of the OTTI in earnings equal to the difference between the security’s fair value and its adjusted cost basis. If neither of the conditions is met, the Company determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present value of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The portion of total impairment related to all other factors is included in other comprehensive income. Significant judgment is required in this analysis that includes, but is not limited to assumptions regarding the collectability of principal and interest, future default rates, future prepayment speeds, the amount of current delinquencies that will result in defaults and the amount of eventual recoveries expected on the underlying collateral.

Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the expected maturity term of the securities. For mortgage-backed securities, the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The amount of prepayments varies from time to time based on the interest rate environment and the rate of turnover of mortgages. The Company’s investment in the common stock of the FHLB, Pacific Coast Bankers Bank (“PCBB”) and The Independent Banker’s Bank (“TIB”) is carried at cost and is included in other assets on the accompanying consolidated balance sheets.

Derivative Financial Instruments and Hedging Activities

All derivative instruments (interest rate swap contracts) were recognized on the consolidated balance sheet at their current fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and hedged item related to the hedged risk are recognized in earnings. Accounting Standards Codification (“ASC”) Topic 815 establishes the accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. ASC Topic 815 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

On the date a derivative contract is entered into by the Company, the Company will designate the derivative contract as either a fair value hedge (i.e. a hedge of the fair value of a recognized asset or liability), a cash flow hedge (i.e. a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability), or a stand-alone derivative (i.e. an instrument with no hedging designation). For a derivative designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as other non-interest income. At inception and on an ongoing basis, the derivatives that are used in hedging transactions are evaluated as to how effective they are in offsetting changes in fair values or cash flows of hedged items.

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

Income Taxes

The Company provides for current federal and state income taxes payable and for deferred taxes that result from differences between financial accounting rules and tax laws governing the timing of recognition of various income and expense items. The Company recognizes deferred income tax assets and liabilities for the future tax effects of such temporary differences based on the difference between the financial statement and tax bases of the existing assets and liabilities using the statutory rate expected in the years in which the differences are expected to reverse. The effect on deferred taxes of any enacted change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to the extent necessary to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax assets or benefits will be realized. Realization of tax benefits for deductible temporary differences and loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward period and that current tax law will allow for the realization of those tax benefits.

The Company is required to account for uncertainty associated with the tax positions it has taken or expects to be taken on past, current and future tax returns. Where there may be a degree of uncertainty as to the tax realization of an item, the Company may only record the tax effects (expense or benefits) from an uncertain tax position in the consolidated financial statements if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. The Company does not believe that it has any material uncertain tax positions taken to date that are not more likely than not to be realized. Interest and penalties related to uncertain tax positions are recorded as part of other operating expense.

Recent Accounting Pronouncements

See Note 1, Summary of Significant Accounting Policies in Item 8, Financial Statements and Supplementary Data.

RESULTS OF OPERATIONS

Key Profitability Measures

The following table presents key profitability measures for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands, except per share data):

	Years Ended December 31,		Increase / (Decrease)
	2015	2014	$	%
Net Income Available to Common Shareholders	$20,062	$8,784	$11,278	128.4%

Earnings per share
Basic	$1.21	$0.77	$0.44	57.1%
Diluted	$1.18	$0.75	$0.43	57.3%
Return on average assets (1)	0.80%	0.59%	0.21%	35.6%
Return on average tangible common equity (2)	9.86%	6.50%	3.36%	51.7%
Net interest rate spread (3)	3.69%	3.62%	0.07%	1.9%
Net interest margin (4)	3.83%	3.79%	0.04%	1.1%
Efficiency ratio (5)	61.00%	71.00%	(10.00)%	(14.1)%

	Years Ended December 31,		Increase / (Decrease)
	2014	2013	$	%
Net Income Available to Common Shareholders	$8,908	$9,785	$(877)	(9.0)%

Earnings per share
Basic	$0.77	$0.93	$(0.16)	(17.2)%
Diluted	$0.75	$0.90	$(0.15)	(16.7)%
Return on average assets (1)	0.59%	0.74%	(0.15)%	(20.3)%
Return on average tangible common equity (2)	6.50%	8.34%	(1.84)%	(22.1)%
Net interest rate spread (3)	3.62%	3.78%	(0.33)%	(8.4)%
Net interest margin (4)	3.79%	3.96%	(0.17)%	(4.3)%
Efficiency ratio (5)	71.00%	68.00%	3.00%	4.4%

(1)	Return on average assets is calculated by dividing the net income available to common shareholders by the average assets for the period.
(2)	Return on average tangible common equity is calculated by dividing the Company’s net income available to common shareholders by the average tangible common equity for the period. See the tables for return on average tangible common equity calculation and reconciliation to average common equity.

(3)	Net interest rate spread represents the yield earned on average total interest earning assets less the rate paid on average total interest bearing liabilities.
(4)	The net interest margin represents net interest income as a percent of interest bearing assets
(5)	Efficiency ratio represents non-interest expense as a percent of net interest income plus non-interest income, excluding gain on sale of securities, net.

The Company’s increase in total assets over the last 10 years is due to the Company’s execution of its primary business model focusing on businesses, non-profits, entrepreneurs, professionals and investors, supplemented by the mergers with 1st Enterprise in November 2014, PC Bancorp in July of 2012 and COSB in December of 2010. The Company is organized and operated as a single reporting segment, principally engaged in commercial business banking. At December 31, 2015, the Company conducted its lending and deposit operations through nine branch offices, located in the counties of Los Angeles, Ventura, Orange and San Bernardino in Southern California. The consolidated financial statements, as they appear in this document, represent the grouping of revenue and expense items as they are presented to executive management for use in strategically directing the Company’s operations. The Company’s growth in loans and deposit liabilities during 2015 was the direct result of the successful execution of its high touch strategy with an emphasis on maintaining strong ties to existing customer relationships, as well as developing new customer relationships. New customer relationships are developed from referrals from regional advisory board members, current customers, and the local business communities the Company actively supports. In addition, the Company targets potential customers whose current bank may be unable to provide the same level of customer support that the customer has come to desire.

Operations Performance Summary

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net income available to common shareholders for the year ended December 31, 2015 was $20 million, or $1.18 per diluted share, compared to $8.8 million, or $0.75 per diluted share for the year ended December 31, 2014. The $11 million increase, or 128%, was primarily due to $31 million increase in net interest income after provision for loan losses and a $4.0 million increase in non-interest income, offset by a $17 million increase in non-interest expense and a $6.4 million increase in provision for income tax expense. These increases were primarily related to the successful execution of the merger with 1st Enterprise at the end of November 2014 coupled with a strong net organic loan growth of $349 million in 2015. Salaries and employee benefits increased $10 million in 2015, due to a full year of a larger employee base as a result of the merger. Occupancy expense also increased $1.7 million for the same period due to a full year of additional locations. Further, core deposit intangible amortization increased $1.3 million in 2015, mainly due to a full year of amortization of a $7.1 million core deposit intangible recognized from the 1st Enterprise merger. Provision for loan losses also increased $2.8 million, as a result of strong organic loan growth and net charge-offs of $2.0 million in 2015. Merger expenses were lower by $1.8 million compared to 2014. Each of these increases and or decreases is more fully described below.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net income available to common shareholders for the year ended December 31, 2014 was $8.9 million, or $0.75 per diluted share, compared to $9.8 million, or $0.90 per diluted share for the year ended December 31, 2013. The $877 thousand decrease, or 9.0%, was primarily due to $3.5 million ($2.6 million, net of taxes) in charges related to the 1st Enterprise merger. Operating results for the full year of 2014 include the combined operations of both California United Bank and 1st Enterprise Bank from December 1, 2014. Despite charges related to the merger during 2014, net interest income increased $4.5 million, provision for loan losses decreased $613 thousand, non-interest income increased $1.2 million, offset by an increase in non-interest expense of $2.2 million excluding the $3.5 million merger-related charge discussed above. The increase in the tax provision of $1.4 million and a higher effective tax rate is primarily due to the inclusion of significant non-deductible merger costs in 2014 related to the 1st Enterprise merger which were not subject to the same percentage of tax deductibility. Each of these increases and or decreases is more fully described below.

Average Balances, Interest Income and Expense, Yields and Rates

Years Ended December 31, 2015 and 2014

The following table presents the Company’s average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yield/rate for the periods presented. All average balances are daily average balances (dollars in thousands).

	Years Ended December 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest earning Assets:
Deposits in other financial institutions	$289,364	$1,087	0.37%	265,076	$926	0.34%
Investment securities (1)	287,436	4,518	1.57%	129,841	2,369	1.82%
Loans (2)	1,707,654	84,537	4.95%	1,010,030	51,882	5.14%

Total interest earning assets	2,284,454	90,142	3.95%	1,404,947	55,177	3.93%

Non-interest earning assets	210,736			95,818

Total assets	$2,495,190			$1,500,765

Interest bearing Liabilities:
Interest bearing transaction accounts	$258,444	$413	0.16%	$153,327	$278	0.18%
Money market and savings deposits	690,065	1,652	0.24%	390,185	963	0.25%
Certificates of deposit	61,275	190	0.31%	61,048	216	0.35%

Total interest bearing deposits	1,009,784	2,255	0.22%	604,560	1,457	0.24%
Securities sold under agreements to repurchase	13,966	30	0.21%	13,579	34	0.25%
Subordinated debentures	9,637	438	4.48%	9,556	431	4.45%

Total borrowings	23,603	468	1.98%	23,135	465	2.01%

Total interest bearing liabilities	1,033,387	2,723	0.26%	627,695	1,922	0.31%

Non-interest bearing demand deposits	1,151,075			704,437

Total funding sources	2,184,462			1,332,132
Non-interest bearing liabilities	18,151			16,133
Shareholders’ equity	292,577			152,500

Total liabilities and shareholders’ equity	$2,495,190			$1,500,765

Excess of interest-earning assets over funding sources		$87,419			$53,255

Net interest rate spread (3)			3.69%			3.62%
Net interest margin (4)			3.83%			3.79%
Core net interest margin (5)			3.69%			3.64%

(1)	Average balances of investment securities available-for-sale are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(2)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(3)	Net interest rate spread represents the yield earned on average total interest earning assets less the rate paid on average total interest bearing liabilities.
(4)	Net interest margin is computed by dividing net interest income by average total interest earning assets.
(5)	Core net interest margin is computed by dividing net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and other associated payoff benefits, and interest recovered or reversed on non-accrual loans, by average total interest-earning assets. See the reconciliation table for core net interest margin.

Average Balances, Interest Income and Expense, Yields and Rates

Years Ended December 31, 2014 and 2013

The following table presents the Company’s average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yield/rate for the periods presented. All average balances are daily average balances (dollars in thousands).

	Years Ended December 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest earning Assets:
Deposits in other financial institutions	$265,076	$926	0.34%	245,102	$732	0.29%
Investment securities (1)	129,841	2,369	1.82%	106,806	1,913	1.79%
Loans (2)	1,010,030	51,882	5.14%	878,705	48,201	5.49%

Total interest earning assets	1,404,947	55,177	3.93%	1,230,613	50,846	4.13%

Non-interest earning assets	95,818			91,975

Total assets	$1,500,765			$1,322,588

Interest bearing Liabilities:
Interest bearing transaction accounts	$153,327	$278	0.18%	$130,247	$238	0.18%
Money market and savings deposits	390,185	963	0.25%	361,486	1,027	0.28%
Certificates of deposit	61,048	216	0.35%	65,943	255	0.39%

Total interest bearing deposits	604,560	1,457	0.24%	557,676	1,520	0.27%
Securities sold under agreements to repurchase	13,579	34	0.25%	24,376	74	0.30%
Subordinated debentures	9,556	431	4.45%	9,368	485	5.11%

Total borrowings	23,135	465	2.01%	33,744	559	1.66%

Total interest bearing liabilities	627,695	1,922	0.31%	591,420	2,079	0.35%

Non-interest bearing demand deposits	704,437			587,637

Total funding sources	1,332,132			1,179,057
Non-interest bearing liabilities	16,133			12,244
Shareholders’ equity	152,500			131,244

Total liabilities and shareholders’ equity	$1,500,765			$1,322,588

Excess of interest-earning assets over funding sources		$53,255			$48,767

Net interest rate spread (3)			3.62%			3.78%
Net interest margin (4)			3.79%			3.96%
Core net interest margin (5)			3.64%			3.78%

(1)	Average balances of investment securities available-for-sale are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(2)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(3)	Net interest rate spread represents the yield earned on average total interest earning assets less the rate paid on average total interest bearing liabilities.
(4)	Net interest margin is computed by dividing net interest income by average total interest earning assets.
(5)	Core net interest margin is computed by dividing net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and interest recovered or reversed on non-accrual loans, by average total interest-earning assets. See the reconciliation table for core net interest margin.

Reconciliation of Core Net Interest Margin to Net Interest Margin

The following table represents a reconciliation of GAAP net interest margin to core net interest margin used by the Company. The table presents the information for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2015	2014	2013
Net Interest Income	$90,142	$53,255	$48,767
Less: Interest recovered (reversed) on non-accrual loans	95	227	(5)
Accelerated accretion of fair value adjustments on early loan payoffs and other associated payoff benefits	2,896	1,789	2,234

Core Net Interest Income	$87,151	$51,239	$46,538

Net interest margin	3.83%	3.79%	3.96%
Core net interest margin	3.69%	3.64%	3.78%

Composition of Net Deferred Loan Fees, Costs and Fair Value Discount

The following table reflects the composition of the net deferred loan fees, costs and fair value discounts at December 31, 2015 and 2014 (dollars in thousands):

	Years Ended December 31,
	2015	2014
Accretable loan discount	$14,856	$21,726
Non-Accretable loan discount	2,061	567

Remaining loan discount on acquired loans	16,917	22,293
Net deferred loan fees on organic loans	4,575	3,471

Total	$21,492	$25,764

Average Tangible Common Equity (TCE) Calculation and Reconciliation to Total Average Shareholders’ Equity

The Company utilizes the term TCE, a non-GAAP financial measure. CU Bancorp’s management believes TCE is useful because it is a measure utilized by both regulators and market analysts in evaluating a consolidated bank holding company’s financial condition and capital strength. TCE represents common shareholders’ equity less goodwill and certain intangible assets. Return on Average Tangible Common Equity represents year-to-date net income available to common shareholders as a percent of average tangible common equity. A calculation of CU Bancorp’s Return on Average Tangible Common Equity is provided in the table below for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Average Tangible Common Equity Calculation
Total average shareholders’ equity	$292,577	$152,500	$131,244
Less: Average serial preferred stock	16,457	1,390	—
Less: Average goodwill	64,014	13,659	12,292
Less: Average core deposit and leasehold right intangibles	8,644	2,366	1,628

Average Tangible Common Equity	$203,462	$135,085	$117,324

Net Income Available to Common Shareholders	$20,062	$8,784	$9,785
Return on Average Tangible Common Equity	9.86%	6.50%	8.34%

Net Changes in Average Balances, Composition, Yields and Rates

Years Ended December 31, 2015 and 2014

The following table set forth the composition of average interest earning assets and average interest bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Years Ended December 31,
	2015			2014			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest earning Assets:
Deposits in other financial institutions	$289,364	12.7%	0.37%	$265,076	18.9%	0.34%	$24,288	(6.2)%	0.03%
Investment securities	287,436	12.6%	1.57%	129,841	9.2%	1.82%	157,595	3.3%	(0.25)%
Loans	1,707,654	74.7%	4.95%	1,010,030	71.9%	5.14%	697,624	2.9%	(0.19)%

Total interest earning assets	$2,284,454	100.0%	3.95%	$1,404,947	100.0%	3.93%	$879,507	—%	0.02%

Interest-Bearing Liabilities:
Non-interest bearing demand deposits	$1,151,075	52.7%	—%	$704,437	52.9%	—%	$446,638	(0.2)%	—%
Interest bearing transaction accounts	258,444	11.9%	0.16%	153,327	11.5%	0.18%	105,117	0.4%	(0.02)%
Money market and savings deposits	690,065	31.6%	0.24%	390,185	29.3%	0.25%	299,880	2.3%	(0.01)%
Certificates of deposit	61,275	2.8%	0.31%	61,048	4.6%	0.35%	227	(1.8)%	(0.04)%

Total deposits	2,160,859	99.0%	0.10%	1,308,997	98.3%	0.11%	851,862	0.7%	(0.01)%
Subordinated debentures	9,637	0.4%	4.48%	9,556	0.7%	4.45%	81	(0.3)%	0.03%
Securities sold under agreements to repurchase	13,966	0.6%	0.21%	13,579	1.0%	0.25%	387	(0.4)%	(0.04)%

Total borrowings	23,603	1.0%	1.98%	23,135	1.7%	2.01%	468	(0.7)%	(0.03)%

Total funding sources	$2,184,462	100.0%	0.12%	$1,332,132	100.0%	0.14%	$852,330	—%	(0.02)%

Excess of interest earning assets over funding sources	$99,992			$72,815			$27,177
Net interest rate spread			3.69%			3.62%			0.07%
Net interest margin			3.83%			3.79%			0.04%
Core net interest margin			3.69%			3.64%			0.05%

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

Interest-Bearing Liabilities:
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

Years Ended December 31, 2015, 2014 and 2013

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

	December 31, 2015 vs. 2014			December 31, 2014 vs. 2013
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Deposits in other financial institutions	$77	$84	$161	$60	$134	$194
Investment securities	2,867	(718)	2,149	417	39	456
Loans	35,904	(3,249)	32,655	7,377	(3,696)	3,681

Total interest income	38,848	(3,883)	34,965	7,854	(3,523)	4,331

Interest Expense:
Interest bearing transaction accounts	185	(50)	135	40	—	40
Money market and savings deposits	759	(70)	689	74	(138)	(64)
Certificates of deposit	—	(26)	(26)	(16)	(23)	(39)

Total deposits	944	(146)	798	98	(161)	(63)

Subordinated debentures	4	3	7	9	(63)	(54)
Securities sold under agreements to repurchase	1	(5)	(4)	(33)	(7)	(40)

Total borrowings	5	(2)	3	(24)	(70)	(94)

Total interest expense	949	(148)	801	74	(231)	(157)

Net Interest Income	$37,899	$(3,735)	$34,164	$7,780	$(3,292)	$4,488

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The net interest margin increased 4 basis points to 3.83% for the year ended December 31, 2015, compared to 3.79% for the year ended December 31, 2014. While the Company has continued to experience compression in the loan yields as new loans have been originated at lower interest rates than those loans that have been paid off in 2014 and 2015, growth in the average loans and a shift to more loans in the mix of interest earning assets, has helped support the slight increase in net interest margin. The Company’s net interest income was positively impacted in both 2015 and 2014 by the recognition of fair value discount earned on early payoffs of acquired loans. In 2015, the Company recorded $2.2 million in discount earned on early payoffs of acquired loans and other associated payoff benefits aggregating to $816 thousand, with a positive impact on the net interest margin of 14 basis points. In 2014 the Company recorded $1.8 million in discount earned on early loan payoffs of acquired loans and a $227 thousand recovery of interest income on an acquired loan that was on non-accrual status, with a positive impact on the net interest margin of 15 basis points.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The net interest margin declined 17 basis points to 3.79% for the year ended December 31, 2014, compared to 3.96% for the year ended December 31, 2013. The decline in net interest margin is primarily due to a 35 basis point decrease in loan yield, offset by a 3 and 4 basis point decline in the money market and savings deposits rate, and certificates of deposits rate, respectively. The lower net interest margin in 2014 is attributable to the continued low interest rate environment, as new loans have been originated at lower interest rates than those loans that have been paid off. This is in addition to a lower level of fair value discounts earned on early payoffs of acquired loans in 2014 compared to 2013. Fair value discounts earned on early payoffs of acquired loans were $1.8 million compared to $2.2 million for 2014 and 2013, respectively. Despite a decline in the net interest margin, net interest income increased $4.5 million mainly due to a higher average loan balance. However, net interest income also included the recovery of $227 thousand of interest income on an acquired loan that was on non-accrual status in 2014 and a reversal of $5 thousand of interest income on another acquired loan that was put on non-accrual status in 2013. The impact to the Company’s net interest margin from the accelerated accretion and the recovery or reversal of interest income for 2014 and 2013 was 15 basis points and 18 basis points, respectively.

Provision for Loan Losses

The Company maintains an allowance for loan loss (“Allowance”) to provide for probable losses in the loan portfolio. Additions to the Allowance are made by charges to operating expense in the form of a provision for loan losses. Loan charge-offs are charged against the Allowance when management believes the collectability of the loan principal becomes unlikely. Subsequent recoveries, if any, are credited to the Allowance.

Provision for loan losses was $5.1 million, $2.2 million and $2.9 million for the year ended December 31, 2015, 2014 and 2013, respectively. The Company had $ 349 million, $197 million and $137 million of net organic loan growth for 2015, 2014 and 2013, respectively. Net charge-offs were $2.0 million, $232 thousand and $1.1 million in 2015, 2014 and 2013, respectively. See further discussion in Balance Sheet Analysis, Allowance for Loan Loss.

Non-interest Income

The following table lists the major components of the Company’s non-interest income (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)		Years Ended December 31,		Increase (Decrease)
	2015	2014	$	%	2014	2013	$	%
Gain (Loss) on sale of securities, net	$112	$(47)	$159	338.3%	$(47)	$47	$(94)	(200.0)%
Gain on sale of SBA loans, net	1,797	1,221	576	47.2%	1,221	1,087	134	12.3%
Deposit account service charge income	4,644	2,744	1,900	69.2%	2,744	2,377	367	15.4%
Letters of credit income	743	400	343	85.8%	400	258	142	55.0%
Transaction referral income	516	570	(54)	(9.5)%	570	—	570	—%
BOLI Income	1,295	660	635	96.2%	660	618	42	6.8%
Dividend income in equity securities	1,324	446	878	196.9%	446	383	63	16.4%
Other non-interest income	1,299	1,715	(416)	(24.3)%	1,715	1,748	(33)	(1.9)%

Total Non-Interest Income	$11,730	$7,709	$4,021	52.2%	$7,709	$6,518	$1,191	18.3%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Non-interest income increased $4.0 million or 52% mainly due to a $576 thousand increase in gain on sale of SBA loans, a $1.9 million increase in deposit account service charge income, a $635 thousand increase in BOLI income and a $878 thousand increase in dividend income on equity securities. The increase in the gain on sale of SBA loan is driven by a higher volume of SBA loan sales in 2015 with a premium range of 106.77% to 118.38%. The increase in deposit account service charge income is almost entirely driven by the increase in DDA account analysis fees. The increase in dividend income is from the Federal Home Loan Bank of San Francisco due to a special dividend of $296 thousand received in the second quarter of 2015 and a consistent increase in the quarterly dividend rate throughout 2015.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Non-interest income increased $1.2 million or 18.3% mainly due to an improvement in deposit account service charge income of $367 thousand, $134 thousand increase in gain on sale of SBA loans, and an increase of $784 thousand in other non-interest income. Included in other non-interest income in 2014 were increases of $339 thousand in transaction referral fees, $132 thousand in letters of credit fees, and a $225 thousand settlement in the second quarter related to an other real estate owned property sold in 2013.

Non-Interest Expense

The following table lists the major components of the Company’s non-interest expense (dollars in thousands):

				2015 vs. 2014		2014 vs. 2013
	Years Ended December 31,			Increase (Decrease)		Increase (Decrease)
	2015	2014	2013	$	%	$	%
Salaries and employee benefits	$34,989	$24,820	$21,782	$10,169	41.0%	$3,038	13.9%
Stock based compensation expense	2,966	1,699	1,088	1,267	74.6%	611	56.2%
Occupancy	5,792	4,112	4,194	1,680	40.9%	(82)	(2.0)%
Data processing	2,495	1,968	1,868	527	26.8%	100	5.4%
Legal and professional	2,411	2,006	2,166	405	20.2%	(160)	(7.4)%
FDIC deposit assessment	1,466	844	880	622	73.7%	(36)	(4.1)%
Merger related expenses	498	2,302	43	(1,804)	(78.4)%	2,259	5,253.5%
OREO valuation write-downs and expenses	245	15	95	230	1,533.3%	(80)	(84.2)%
Office services expenses	1,526	1,026	1,034	500	48.7%	(8)	(0.8)%
Core deposit intangible amortization	1,680	391	309	1,289	329.7%	82	26.5%
Other operating expenses	5,897	4,202	4,181	1,695	40.3%	21	0.5%

Total non-interest expense	$59,965	$43,385	$37,640	$16,580	38.2%	$5,745	15.3%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Non-interest expense increased by $17 million, or 38.2% mainly due to the acquisition of 1st Enterprise late in the fourth quarter of 2014. This resulted in a $10 million increase in salaries and employee benefits, a $1.3 million increase in stock based compensation expense, a $1.7 million increase in occupancy expenses, a $1.3 million increase in core deposit intangible amortization, and a $1.7 million increase in other operating expenses, offset by a decrease in merger expenses of $1.8 million. The increase in salaries and employee benefits was attributable to the merger. The number of active full time employees increased from 250 at December 31, 2014 to 265 at December 31, 2015. The increase in stock compensation expense in 2015 reflects the larger senior talent pool after the 1st Enterprise merger.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Non-interest expense increased by $5.7 million, or 15.3% mainly due to a $3.0 million increase in salaries and employee benefits, a $611 thousand increase in stock based compensation expense and a $2.3 million increase in merger related expenses related to the 1st Enterprise merger. The increase in salaries and employee benefits was attributable to the accrual of bonus and retention incentives related to the 1st Enterprise merger, as well as an increase in the number of full time employees from 175 at December 31, 2013 to 250 at December 31, 2014. The increase in stock based compensation expense reflects the delay in the annual granting of stock-based compensation in 2013 and additional expense from the granting of stock awards to new executives and employees after the 1st Enterprise merger in 2014. Merger expenses included legal fees, investment banking fees, professional fees and contract termination fees.

Income Taxes

The effective tax rate was 37.7%, 41.9% and 33.9% for the years ended December 31, 2015, 2014 and 2013, respectively. The Company’s effective tax rate for all years is impacted by the increase in cash surrender value of bank owned life insurance policies which is excluded from taxable income, tax exempt interest income, and investments in Qualified Affordable Housing Projects “LIHTC” that generate tax credits and benefits for the Company. The variance between 2015 and 2014 is primarily related to non-deductible merger cost as a result of the acquisition of 1st Enterprise. The lower effective tax rate in 2013 is due to a one-time tax rate benefit adjustment of the Company’s deferred tax assets due to increased profitability which causes the federal tax rate to move to the maximum bracket. The Company operates in the Federal and California jurisdictions and the blended statutory tax rate for Federal and California income taxes is 42.05%.

Reconciliation of Core Net Income Available to Common Shareholders to Net Income Available to Common Shareholders

The Company utilizes the term Core Net Income Available to Common Shareholders, a non-GAAP financial measure. CU Bancorp’s management believes Core Net Income Available to Common Shareholders is useful because it is a measure utilized by market analysts to understand the effects of merger-related expenses and provides an alternative view of the Company’s performance over time and in comparison to the Company’s competitors. Core Net Income Available to Common Shareholders should not be viewed as a substitute for Net Income Available to Common Shareholders. A reconciliation of CU Bancorp’s Net Income Available to Common Shareholders to Core Net Income Available to Common Shareholders is presented in the table below for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2015	2014
Net Income Available to Common Shareholders	$20,062	$8,784
Add back: Merger expenses, net	293	1,952
Add back: Severance and retention, net	245	693

Core Net Income Available to Common Shareholders	$20,600	$11,429

Core net income available to common shareholders increased by $9.2 million compared to 2014. The increase in the Company’s core net income available to common shareholders during 2015 represented a significant increase in the level of profitability that was driven by a successful execution of the merger with 1st Enterprise at the end of November 2014 and a strong organic loan growth of $349 million. These results for 2015 reflect the benefit of the Company’s increased scale, which provided the Company the opportunity to realize additional operating leverage, as the loan portfolio expanded from both acquisition and organic loan growth in 2015.

FINANCIAL CONDITION

Balance Sheet Analysis

Total assets increased $370 million from $2.3 billion at December 31, 2014 to $2.6 billion at December 31, 2015 with an increase of $89 million in cash and cash equivalents and an increase of $208 million in loans, mainly driven by a $339 million increase in total deposits during the period. The increase in loans from the prior year was due to strong organic loan growth. Net organic loan growth during the period was $349 million, partially offset by $141 million in pay downs and pay offs in the acquired loan portfolios. Loan growth during the period was concentrated primarily in Owner-Occupied Nonresidential Property loans of $69 million, Other Nonresidential Property loans of $52 million, and Construction Land Development and Other Land loans of $54 million.

Funding the asset growth for the Company in 2015 was the growth in deposits of $339 million, increase in securities sold under agreements to repurchase of $4.9 million and earnings of $20 million. Further, the deposit growth of $339 million is the result of a $255 million increase in non-interest bearing demand deposits, a $55 million increase in interest bearing transaction accounts and a $35 million increase in money market and savings deposits, offset by a decrease of $6 million in certificates of deposit. Non-interest bearing deposits represented 56% and 53% of total deposits at December 31, 2015 and 2014, respectively.

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

The Company also maintains investable funds with other financial institutions in the form of overnight interest bearing money market accounts and short term maturity certificates of deposit with insured financial institutions. Throughout both 2015 and 2014, the Company has maintained a significant portion of its overnight liquidity directly with the Federal Reserve Bank. At December 31, 2015 the Company had $102 million on deposit with the Federal Reserve.

Securities owned by the Company may also be pledged in connection with the Company’s securities sold under agreements to repurchase program that is offered to the Company’s business deposit customers in which a minimum of 102% of the borrowings are collateralized by the fair market value of the investment securities. As of December 31, 2015 and 2014, the carrying value of securities pledged in connection with securities sold under agreements to repurchase was $47 million and $32 million, respectively. Securities with a market value of $12 million and $13 million were pledged to secure a certificate of deposit of $10 million with the State of California Treasurer’s office throughout 2015 and 2014. Securities with a market value of $81 million and $42 million were pledged to secure outstanding standby letters of credit confirmed/issued by a correspondent bank for the benefit of our customers in the amounts of $45 million and $34 million at December 31, 2015 and December 31, 2014, respectively. Securities with a market value of $893 thousand and $1.1 million were pledged to secure local agency deposits at December 31, 2015 and 2014, respectively. Securities with a market value of $19 million and $18 million were pledged to secure our Federal Reserve credit facility at December 31, 2015 and 2014, respectively. Securities with a market value of $19 million were pledged in connection with its credit facility with the Federal Home Loan Bank “FHLB” at December 31, 2015. Securities with a market value of $16 million were pledged in connection with bankruptcy accounts in December 2015. Securities with a market value of $2.0 million were pledged in connection with interest rate swaps acquired from the 1st Enterprise merger.

As of December 31, 2015 and 2014, the Company’s investment securities portfolio consisted of the following, by issuer (dollars in thousands):

Securities Portfolio at Fair Value, by Issuer

	December 31, 2015	December 31, 2014
Small Business Administration “SBA”	$93,490	$54,487
U.S. Treasury	80,746	20,025
Government National Mortgage Association “GNMA”	58,765	62,108
Corporate Bonds — Various Companies	4,023	4,120
Federal National Mortgage Association “FNMA”	57,759	64,106
Municipals — Various State and Political Subdivisions	43,001	48,208
Federal Home Loan Bank “FHLB”	1,014	1,030
Federal Home Loan Mortgage Corporation “FHLMC”	11,331	9,649
Federal Farm Credit Bank “FFCB”	—	1,008
Federal Deposit Insurance Corporation “FDIC”	348	708
Sallie Mae “SLMA”	7,647	8,672

Total	$358,124	$274,121

The Corporate Bonds in the above table were issued by two individual companies, and the Municipals include securities issued by one hundred and sixteen separate municipalities.

The securities issued by the U.S. Treasury of $81 million, SBA of $94 million and GNMA of $59 million, are fully guaranteed as to the timely payment of both principal and interest by the United States Government. The security issued by the FDIC of $348 thousand is fully guaranteed as to the payment of principal and interest by the FDIC.

The Company recognized net gains in the amount of $112 thousand from the sale of available for sale securities with net proceeds of $5.7 million during the year ended December 31, 2015.

As of December 31, 2015, the Company had unrealized gains of $1.2 million and unrealized losses of $2.3 million on its investment securities portfolio. The Company regularly evaluates the unrealized losses on its securities as to whether they are temporary or other-than-temporary. At December 31, 2015, the Company determined that there was no Other-Than-Temporary-Impairment (OTTI) within its investment securities portfolio. The Company regularly assesses its securities portfolio and there can be no assurance that there will not be impairment charges in the future.

Composition of Securities Available-for-Sale and Held-to-Maturity, at Fair Value

	At December 31,
(Dollars in thousands)	2015		2014		2013
Available-for-Sale	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Govt Agency and Sponsored Agency — Note Securities	$1,014	0.28%	$2,038	0.7%	$4,152	3.9%
U.S. Treasury Note	80,746	22.55%	20,025	7.3%	—	—%
U.S. Govt Agency — SBA Securities	93,490	26.11%	54,487	19.9%	50,905	47.8%
U.S. Govt Agency — GNMA Mortgage-Backed Securities	30,700	8.57%	29,342	10.7%	27,378	25.7%
U.S. Govt Sponsored Agency — CMO & Mortgage-Backed Securities	97,154	27.13%	107,228	39.12%	15,214	14.3%
Corporate Securities	4,023	1.12%	4,120	1.5%	5,211	4.9%
Municipal Securities	1,011	0.28%	1,050	0.4%	3,628	3.4%
Asset Backed Securities	7,647	2.14%	8,672	3.2%	—	—%
Held-to-Maturity
Municipal Securities	42,339	11.82%	47,159	17.2%	—	—%

Total	$358,124	100.00%	$274,121	100.0%	$106,488	100.0%

The amortized cost, estimated fair value and average yield of debt securities at December 31, 2015, are reflected in the table below. Maturity categories are determined as follows:

•	U.S. Govt. Agency, U.S. Treasury Notes and U.S. Govt. Sponsored Agency — bonds and notes — maturity date

•

U.S. Gov. Sponsored Agency CMO or Mortgage-Backed Securities, U.S. Govt. Agency GNMA Mortgage-Backed Securities, Asset Backed Securities and U.S. Govt. Agency SBA Securities, — estimated cash flow taking into account estimated pre-payment speeds

•	Investment grade Corporate Bonds and Municipal securities — the earlier of the maturity date or the expected call date.

Although U.S. Government Agency, U.S. Government Sponsored Agency mortgage-backed and CMO securities have contractual maturities through 2048, the expected maturity will differ from the contractual maturities because borrowers or issuers may have the right to prepay such obligations without penalties.

(Dollars in thousands)	Maturing
Available-for-Sale	One year or less	Weighted Average Yield	After one year thru five years	Weighted Average Yield	After five years thru ten years	Weighted Average Yield	After ten years	Weighted Average Yield	Balance as of December 31, 2015	Weighted Average Yield	% to total
U.S. Government Agency Securities	1,014	0.80%	—	—%	—	—%	—	—%	1,014	0.80%	0.28
U.S. Government SBA Securities	12,700	0.89%	38,582	1.32%	42,208	1.75%	—	—%	93,490	1.46%	26.11
U.S. Government GNMA Mortgage-Backed Securities	5,448	1.22%	11,792	1.58%	6,028	1.93%	7,432	2.52%	30,700	1.82%	8.57
U.S. Government Agency CMO & Mortgage-Backed Securities	15,001	1.76%	38,264	1.95%	30,460	2.16%	13,429	3.02%	97,154	2.13%	27.13
Corporate Securities	4,023	2.18%	—	—%	—	—%	—	—%	4,023	2.18%	1.12
Municipal Securities	1,011	1.81%	—	—%	—	—%	—	—%	1,011	1.81%	0.28
U.S. Treasury Note	26,988	0.56%	53,758	0.76%	—	—%	—	—	80,746	0.69%	22.55
Asset Backed Securities	—	—%	4,719	0.75%	2,928	0.57%	—	—	7,647	0.68%	2.14
Held-to-Maturity
Municipal Securities	2,243	1.77%	34,506	1.58%	5,590	1.96%	—	—	42,339	1.64%	11.82

Total	$68,428	1.09%	$18,621	1.33%	$87,214	1.88%	$20,861	2.84%	$358,124	1.5%	100.0%

Lending

The following table presents the composition of the loan portfolio at the dates indicated (dollars in thousands):

	December 31,
	2015	2014	2013	2012	2011
Commercial and Industrial Loans:	$537,368	$528,517	$299,473	$262,637	$185,629

Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	407,979	339,309	197,605	181,844	85,236
Other Nonresidential Properties	533,168	481,517	271,818	246,450	97,730
Construction, land development and other land	125,832	72,223	47,074	48,528	34,380
1-4 Family Residential Properties	114,525	121,985	65,711	62,037	38,674
Multifamily Residential Properties	71,179	52,813	33,780	31,610	25,974

Total Loans Secured by Real Estate	1,252,683	1,067,847	615,988	570,469	281,994

Other Loans:	43,112	28,359	17,733	21,779	21,637

Total Loans	$1,833,163	$1,624,723	$933,194	$854,885	$489,260

The following table is a breakout of the Company’s gross loans stratified by the industry concentration of the borrower by their respective NAICS code at the dates indicated (dollars in thousands):

	December 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Real Estate	$857,021	47%	$744,663	46%
Manufacturing	174,773	10%	161,233	10%
Construction	161,618	9%	113,763	7%
Wholesale	134,093	7%	124,336	8%
Hotel/Lodging	105,741	6%	88,269	5%
Finance	87,734	5%	96,074	6%
Professional Services	60,952	3%	64,215	4%
Healthcare	47,293	3%	43,917	3%
Other Services	45,002	3%	45,781	3%
Retail	38,928	2%	35,503	2%
Restaurant/Food Service	26,226	1%	24,525	2%
Administrative Services	23,736	1%	28,016	2%
Transportation	22,237	1%	18,158	1%
Information	20,171	1%	15,457	1%
Education	9,244	1%	10,253	1%
Management	8,137	0%	1,606	0%
Entertainment	6,188	0%	8,284	1%
Other	4,069	0%	670	0%

Total Loans	$1,833,163	100%	$1,624,723	100%

The Company’s loan origination and lending activities continue to be focused primarily on direct contact with its borrowers through the Company’s relationship managers and/or executive officers. Total loans were $1.8 billion at December 31, 2015, an increase of $208 million or 13% from $1.6 billion at December 31, 2014. The Company had approximately $349 million of net organic loan growth which was partially offset by approximately $141 million in loan pay downs and pay offs from the acquired loan portfolios. The increase in total loans from the end of the prior year included a $9 million increase in the commercial and industrial loan portfolio, a $69 million increase in the owner-occupied nonresidential properties, a $52 million increase in the other nonresidential real estate properties portfolio, a $54 million increase in the construction, land development and other land properties portfolio, a $18 million increase in the multifamily residential properties portfolio and a $14 million increase in the other loans portfolio, offset by a $8 million decrease in the 1-4 family residential properties portfolio.

The Company’s loan customers are primarily based in the Southern California area with geographical distribution primarily in Los Angeles County, Orange County, Ventura County and San Bernardino County.

At least on a quarterly basis, management reviews a report of loan relationships with balances over $6.5 million which constitute 30% and 31% of the Company’s total loan portfolio as of December 31, 2015 and 2014, respectively. At December 31, 2015, there were four loan relationships with balances over $20 million, eighteen loan relationships of more than $10 million and less than $20 million and twenty-seven loan relationships of more than $6.5 million and less than $10 million. Of the four largest loan relationships, three were real estate lending relationships and one was a commercial and industrial lending relationship. Compared to December 31, 2014, there were two loan relationships with balances over $20 million, fifteen loan relationships of more than $10 million and less than $20 million and eleven loan relationships of more than $6.5 million and less than $10 million. Of the two largest loan relationships, one was a real estate lending relationship and one was a commercial and industrial lending relationship. The growth in the relationships over $10 million and less than $20 million was primarily from existing customers whose business expanded in the year. As of December 31, 2015 and 2014, the average outstanding loan principal balance was $869 thousand compared to $829 thousand.

The Company had 53 commercial banking relationship managers and 9 commercial real estate relationship managers at December 31, 2015, compared to 51 commercial banking relationship managers and 9 commercial real estate relationship managers at December 31, 2014. The Company’s commercial and industrial line of credit utilization was approximately 46% and 47% as of December 31, 2015 and 2014, respectively.

The Company provides commercial loans, including working capital and equipment financing, real estate loans, including residential and construction and consumer loans, generally to business principals, entrepreneurs and professionals. The Company currently does not offer residential mortgages to consumers other than home equity lines of credit. The Company’s lending has been originated primarily through direct contact with the borrowers by the Company’s relationship managers and/or executive officers. The Company’s credit approval process includes an examination of the collateral, cash flow and debt service coverage of the loan, as well as the financial condition and credit references of the borrower and guarantors, where applicable. The Company’s senior management is actively involved in its lending activities, collateral valuation and review process. The Company obtains independent third party appraisals of loans secured by real property as required by applicable federal law and regulations. There is also a loan committee comprised of senior management and outside directors that monitors the loan portfolio on at least a quarterly basis.

The Company believes that it manages credit risk closely in its loan portfolio and uses a variety of policy and procedure guidelines and analytical tools to achieve its asset quality objectives.

The Company’s real estate construction loans are primarily short-term loans made to finance the construction of commercial real estate and multifamily residential property. On occasion, we make loans to finance the construction of single family residences to established developers and owner-occupiers. We do not engage in any single family tract development lending to real estate developers. Our construction lending is to relationships we know, doing projects the builder/developer has experience with, the majority are with recourse and are rarely speculative in nature. In 2015, due to the improving state of the southern California economy and increased demand for new in-fill development projects, there existed enhanced opportunities for the Company to make good quality construction loans. The Company’s portfolio consisted predominantly of multifamily/residential construction projects in Los Angeles County undertaken by customers that have long-term relationships with the Company. Construction quality and exposure is consistently monitored via quarterly reporting and the entire portfolio is Pass rated as of December 31, 2015. The construction, land development and other land loan portfolio remains a small percentage of the Company’s entire loan portfolio. As of December 31, 2015, the construction portfolio was 7% of total loans with a composition of 78% for construction and 22% for land development. This compares to the construction loan portfolio at December 31, 2014 which was 4% of total loans, with a composition of 65% for construction and 34% for land development.

Our other real estate loans consist primarily of loans made based on the borrower’s cash flow, secured by deeds of trust on commercial and residential property to provide an additional source of repayment in the event of default. Maturities on these loans are generally up to ten years (on an amortization ranging from fifteen to twenty-five years with a balloon payment due at maturity). The interest rates on these commercial real estate loans are either fixed or floating, with many of the loans that have maturities greater than five years having re-pricing provisions that adjust the interest rate to market rates at stated times prior to maturity. At December 31, 2015, owner-occupied nonresidential properties and other nonresidential properties are composed of 17% office buildings, 53% commercial buildings, 14% retail centers and 16% hotel/resorts/other, and at December 31, 2014, 17% office buildings, 53% commercial buildings, 13% retail centers and 17% hotel/resorts/other.

Our commercial and industrial loans are made for the purpose of providing working capital, financing for the purchase of equipment or for other business purposes. Such loans include loans with maturities ranging from sixty days to one year and “term loans” which are loans with maturities normally ranging from one to five years.

Small Business Administration “SBA” loans are loans originated under the guidelines of the U. S. Small Business Administration lending programs. SBA-guaranteed loans may not be made to a small business if the borrower has access to other financing on reasonable terms. These loans are made to finance a small business and its need for working capital, accounts receivable financing, the purchase of equipment and inventory, or for the purchase of owner-occupied commercial real estate. The Company has a preferred lender status from the SBA to originate SBA loans. The Company acquired its SBA operations with the PC Bancorp acquisition in 2012.

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

Outstanding unused loan commitments consist primarily of commercial, construction and home equity lines of credit which have not been fully disbursed, as well as some standby letters of credit which generally support lease or other direct obligations. Based upon our experience, the outstanding unused loan commitments are expected to decrease in line with increases in loan demand, subject to economic conditions. During 2015, the Company’s percentage of commercial unused loan commitments to total commercial loan commitments has increased slightly. The Company had $722 million in outstanding unused loan commitments, and $84 million in outstanding standby letters of credit, with total off-balance sheet commitments totaling $806 million at December 31, 2015. Comparatively, the Company had $662 million in outstanding unused loan commitments, and $58 million in outstanding standby and performance letters of credit, with total off-balance sheet commitments totaling $720 million at December 31, 2014. The year over year increase is consistent with the continuous growth of the Company’s loan portfolio and customer relationships combined with the successful execution of the 1st Enterprise merger.

We do not have any concentrations in our loan portfolio by industry or group of industries, except for the level of loans that are secured by real estate as presented in the table above. In addition, we have not made any loans to finance leveraged buyouts or for highly leveraged transactions.

The following table sets forth the maturity distribution of the Company’s outstanding loans at December 31, 2015. In addition, the table shows the distribution of loans with fixed or predetermined interest rates and those with variable or floating interest rates. The Company currently utilizes the Wall Street Journal Prime Rate, the 5 year U.S. Treasury Rate, the 5 year FHLB Seattle Rate, the 5 year LIBOR Swap Rate, the 3 Year LIBOR Swap Rate and the One-Month LIBOR to price its variable rate loans. As of December 31, 2015, we had 89 loans with a recorded investment balance of $50 million with remaining maturities greater than twenty years. As of

December 31, 2014, we had 27 loans with a recorded investment balance of $17 million with remaining maturities greater than twenty years.

(Dollars in thousands)	Maturing
	Within One Year	One to Five Years	After Five Years	Total
As of December 31, 2015
Commercial and Industrial	$317,790	$165,640	$53,938	$537,368
Owner-Occupied Nonresidential Properties	21,865	81,066	305,047	407,979
Other Nonresidential Properties	40,953	113,773	378,442	533,168
Construction, Land Development and Other Land	93,670	26,420	5,742	125,832
1-4 Family Residential Properties	13,169	34,191	67,165	114,525
Multifamily Residential Properties	9,437	29,869	31,873	71,179
Other	32,288	5,771	5,053	43,112

Total	$529,172	$456,731	$847,260	$1,833,163

Loans with fixed or pre-determined interest rates	$68,370	$227,450	$173,040	$468,860
Loans with floating or adjustable interest rates (1)	460,802	229,281	674,220	1,364,303

Total Loans	$529,172	$456,731	$847,260	$1,833,163

(1)	Includes approximately $471 million of variable rate loans that are either at or below their floor.

Impaired Loans, Non-Accrual Loans. At December 31, 2015, the Company had 15 loans on non-accrual totaling $2.1 million, or 0.11% of total loans. At December 31, 2014, the Company had 20 loans on non-accrual totaling $3.9 million, or 0.24% of total loans. Approximately 50% of the non-accrual loans balance is made up of 11 commercial and industrial loans totaling $1.0 million at December 31, 2015, compared to 67% consisting of 15 commercial and industrial loans totaling $2.6 million at December 31, 2014. The reduction in the non-accrual loans balance from 2014 is due to payoffs and charge-offs. At December 31, 2015 and 2014, all loans classified as impaired are on non-accrual status and all troubled debt restructured loans are impaired and on non-accrual status. Of the non-accrual loans, none individually exceeds $400 thousand. There were no non-performing assets or loans greater than 90 days past due and accruing interest as of December 31, 2015 and 2014.

The following is a summary of our asset quality data and key ratios at the dates indicated (dollars in thousands):

	December 31, 2015	December 31, 2014
Loans originated by the Bank on non-accrual	$89	$2,131
Loans acquired through acquisition that are on non-accrual	1,962	1,778

Total non-accrual loans	2,051	3,909
Other Real Estate Owned	325	850

Total non-performing assets	$2,376	$4,759

Net charge-offs year to date	$2,009	$232
Non-accrual loans to total loans	0.11%	0.24%
Total non-performing assets to total assets	0.09%	0.21%
Allowance for loan losses to total loans	0.86%	0.78%
Allowance for loan losses to total loans accounted at historical cost, which excludes loans acquired by acquisition	1.25%	1.39%
Net year to date (charge-offs) to average year to date loans	(0.12)%	(0.02)%
Allowance for loan losses to non-accrual loans accounted at historical cost, which excludes non-accrual loans acquired by acquisition and related allowance	17583%	592%
Allowance for loan losses to total non-accrual loans	764%	323%

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

The Company will consider any loan to be impaired when, based upon current information and events, it is probable that interest and principal will not be collected according to the contractual terms of the original loan agreement. In determining impairment, we evaluate, both performing and non-performing loans, which exhibit, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, delinquent loan payments or other indications that the borrowers are experiencing increased financial difficulties. In general, payment delays of less than 90 days or payment shortfalls of less than 1% are deemed insignificant and, for that reason, would not necessarily result in the classification of such loans as impaired. The Company generally considers all non-accrual and troubled debt restructured loans to be impaired. At December 31, 2015 and 2014, all classified loans within the loan portfolio were evaluated for possible impairment, of which 7 loans for a total of $1.2 million were considered to be impaired at December 31, 2015 and 7 loans for a total of $2.7 million were considered to be impaired at December 31, 2014.

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

In addition, the Company has loans classified as substandard of $40 million and $30 million at December 31, 2015 and 2014, respectively. This balance includes impaired loans of $1.2 million and purchased credit impaired loans of $847 thousand at December 31, 2015, compared to impaired loans of $2.4 million and purchased credit impaired loans of $1.3 million at December 31, 2014. These potential problem loans are loans that have a well-defined weakness based on objective evidence. For these potential problem loans, there is a possibility that the Company could incur some loss if the weakness is not properly corrected. At December 31, 2015 and 2014, management expects full repayment of principal and interest on all loans that are on accrual status.

Allowance for Loan Loss

The Company maintains an allowance for loan loss (“Allowance”) to provide for probable charge-offs in the loan portfolio. Additions to the Allowance are made by charges to operating expense in the form of a provision for loan losses. Loan charge-offs are charged against the Allowance when management believes the collectability of the loan principal becomes unlikely. Subsequent recoveries, if any, are credited to the Allowance.

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

The restructured loans may be categorized as “special mention” or “substandard” depending on the severity of the modification. Regardless, all modified loans that are classified as troubled debt restructurings are evaluated for impairment at modification. Loans that were paid current at the time of modification may be upgraded in their classification after a sustained period of repayment performance, usually six months or longer.

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

The Company has instituted loan policies designed to adequately evaluate and analyze the risk factors associated with our loan portfolio and to enable us to analyze such risk factors prior to granting new loans and to assess the sufficiency of the Allowance. We conduct a critical evaluation of the loan portfolio quarterly and have an external review of the loan portfolio conducted once to twice a year. The Allowance is based on the historical loan loss experience of the portfolio loan segments for the past 20 quarters, however the Bank utilizes Uniform Bank Peer Group (“UBPR”) historical loss data to evaluate potential loss exposure for those loan segments where the Company had no meaningful historical loss experience. The Allowance also includes an assessment of the following qualitative factors: the results of any internal and external loan reviews and any regulatory examination, loan charge-off experience, estimated potential charge-off exposure on each classified loan, credit concentrations, changes in the value of collateral for collateral dependent loans, and any known impairment in the borrower’s ability to repay. The Company also evaluates environmental and other factors such as underwriting standards, staff experience, the nature and volume of loans and loan terms, business conditions, political and regulatory conditions, local and national economic trends. The quantitative portion of the Allowance is adjusted for qualitative factors to account for model imprecision and to incorporate the range of probable outcomes inherent in the estimates used for the Allowance.

Each quarter the Company reviews the Allowance and makes additional provisions to the Allowance as needed based on a review of the factors discussed above. At December 31, 2015, the allowance for loan loss was $15.7 million, or 0.86% of total loans. This compares with the Allowance of $12.6 million, or 0.78% of outstanding loans at December 31, 2014, and $10.6 million or 1.14% of outstanding loans at December 31, 2013.

The Allowance increased $3.1 million, to $16 million at December 31, 2015 from $13 million at December 31, 2014 due to a provision for loan losses of $5.1 million and net charge-offs of $2.0 million. The allowance for loan loss as a percentage of total loans was 0.86% at December 31, 2015 and 0.78% at December 31, 2014. The Allowance as a percentage of loans (excluding loan balances and the related Allowance on loans acquired through acquisition) was 1.25% and 1.39% at December 31, 2015 and 2014, respectively. The decrease in the allowance ratio related to organic loans was directly attributable to gradual improvements in the economic conditions within the Company’s markets, as well as a continued low level of non-performing assets at December 31, 2015.

The Company’s management considered the following factors in evaluating the Allowance at December 31, 2015 and 2014:

•	As of December 31, 2015 there were net loan charge-offs of $2.0 million

•	There were $2.5 million in gross loan charge-offs as of December 31, 2015 primarily due to two large loan relationships

•	There were fifteen non-accrual loans totaling $2.1 million

•	The overall growth and composition of the loan portfolio

•	Changes to the overall economic conditions within the markets in which the Company makes loans

•	Concentrations within the loan portfolio, as well as risk conditions within its commercial and industrial loan portfolio

•	The remaining fair value adjustments on loans acquired through acquisition with special attention to the fair value adjustments associated with the purchased credit impaired loans

The Allowance and the reserve for unfunded loan commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. In considering all of the above factors, management believes that the Allowance at December 31, 2015 is adequate. Although the Company maintains its Allowance at a level which it considers adequate to provide for probable charge-offs, there can be no assurance that such charge-offs will not exceed the estimated amounts, thereby adversely affecting future results of operations.

Loans acquired through acquisition are recorded at fair value at acquisition date without a carryover of the related Allowance. Loans acquired with deteriorated credit quality are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect principal and interest payments according to contractual terms. These loans are accounted for under ASC Subtopic 310-30 Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality. Evidence of credit quality deterioration as of the acquisition date may include factors such as past due and non-accrual status. The difference between undiscounted contractually required payments at acquisition and the undiscounted cash flows expected to be collected at acquisition is referred to as the credit loss or non-accretable yield. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Subsequent decreases to the expected cash flows will result in a provision for loan losses.

The following is a summary of activity in the allowance for loan loss and certain pertinent ratios for the periods indicated (dollars in thousands):

	December 31,
	2015	2014	2013	2012	2011
Allowance for loan loss at beginning of year	$12,610	$10,603	$8,803	$7,495	$5,860
Provision for loan losses	5,080	2,239	2,852	1,768	1,442

Net (charge-offs) recoveries:
Loans charged-off:
Commercial and Industrial	(2,218)	(619)	(1,704)	(444)	(482)
Construction, Land Development and Other Land	—	—	—	—	(100)
Commercial and Other Real Estate	(292)	(73)	(200)	(233)	—
Consumer and Other	—	—	(8)	(10)	(11)

Total loans charged-off	(2,510)	(692)	(1,912)	(687)	(593)

Recoveries:
Commercial and Industrial	497	354	70	76	786
Construction, Land Development and Other Land	—	—	763	—	—
Commercial and Other Real Estate	5	106	12	139	—
Other	—	—	15	12	—

Total recoveries	502	460	860	227	786

Net (charge-offs) recoveries	(2,008)	(232)	(1,052)	(460)	193

Allowance for loan loss at end of year	$15,682	$12,610	$10,603	$8,803	$7,495

As is set forth in the following table, the Allowance is allocated among the different loan segments because there are differing levels of risk associated with each loan segment. However, the allowance for loan loss allocated to specific loan segments are not the total amounts available for future charge-offs that might occur within such segments because the total allowance for loan loss is applicable to the entire portfolio.

(Dollars in thousands)	December 31,
	2015		2014		2013		2012		2011
	Allowance for Loan Loss	% of Loans to Total Loans	Allowance for Loan Loss	% of Loans to Total Loans	Allowance for Loan Loss	% of Loans to Total Loans	Allowance for Loan Loss	% of Loans to Total Loans	Allowance for Loan Loss	% of Loans to Total Loans
Commercial and Industrial	$5,924	29%	$5,864	33%	$5,534	32%	$4,572	31%	$3,541	38%
Construction, Land Development and Other Land	2,076	7	1,684	4	1,120	5	2,035	6	752	7
Commercial and Other Real Estate	6,821	62	4,802	61	3,886	61	2,084	61	2,911	51
Consumer and Other	861	2	260	2	63	2	112	2	291	4

Total	$15,682	100%	$12,610	100%	$10,603	100%	$8,803	100%	$7,495	100%

Deposits

Total deposits increased $339 million to $2.3 billion at December 31, 2015, primarily due to a $255 million increase in non-interest bearing demand deposits, a $55 million increase in interest bearing transaction accounts and a $35 million increase in money market and savings deposits, offset by a decrease of $6 million in certificates of deposit. The increases in these deposits are primarily related to strong organic deposit growth in 2015 which demonstrates the Company’s focus on its relationship-based, business-banking franchise model. Non-interest bearing deposits represented 56% and 53% of total deposits at December 31, 2015 and 2014 respectively.

The following table summarizes the distribution of total deposits by branch as of December 31, 2015 (dollars in thousands):

December 31, 2015
Irvine	$543,204
Los Angeles	339,613
West Los Angeles	327,799
Encino	293,409
Conejo Valley	248,137
Anaheim	223,836
South Bay	113,850
Inland Empire	109,306
Santa Clarita	87,637

Total	$2,286,791

The Company experienced growth in all deposit categories except for certificates of deposit during 2015. Non-interest bearing demand deposits increased by $255 million or 25% to $1.3 billion and represented 56% of total deposits at December 31, 2015, up from 53% at December 31, 2014. Average non-interest bearing demand deposits as a percentage of the Company’s average outstanding deposits were 53% and 54% for the years ended December 31, 2015, 2014, respectively.

The Company’s interest bearing transaction accounts increased by $55 million, or 26% to $261 million as of December 31, 2015 compared to the prior year-end. The overall rate paid by the Company on its interest bearing transaction accounts averaged 0.16% in 2015 and 0.18% in 2014.

The Company’s money market and savings deposits increased by $35 million or 6%, to $679 million as of December 31, 2015 compared to the prior year-end. The overall rate paid by the Company on its money market and savings deposits averaged 0.24% in 2015 compared to 0.25% in 2014.

The Company’s certificates of deposit decreased by $6.3 million, or 10% to $59 million as of December 31, 2015 compared to the prior year-end. At December 31, 2015, $58 million of total time deposits mature within one year. The overall rate paid by the Company on its certificates of deposit averaged 0.31% in 2015 compared to 0.35% in 2014. Over the past several years, the Company has effectively lowered the rate paid on its maturing certificate of deposits. The Company’s growth in core deposits during the last several years provided the liquidity to absorb the runoff of higher cost certificates of deposit.

The Company’s business is not seasonal in nature and is not dependent upon funds from sources outside the United States. It is the Company’s strategy to rely on deposits from its customers rather than utilizing brokered deposits. Certain types of customers (such as fiduciaries and trustees) may require FDIC insurance coverage greater than what can be offered by one bank under applicable law. In these cases, the Company offers two programs, CDARS® (Certificate of Deposit Account Registry Service) that places certificates of deposit with participating institutions on a reciprocal basis, which means that the Company receives deposits in amounts and at rates equivalent to those its customers place with CDARS® participating banks. The second program Insured Cash Sweep® “ICS®” deposit program provides for the placement of reciprocal non-interest bearing demand deposits with participating institutions. These reciprocal deposits under both programs, while classified on reports to federal regulatory agencies as “brokered deposits” differ substantially from traditional brokered deposits because they are equivalent to deposits placed by the Company’s customers. These “reciprocal” transactions are facilitated by Promontory Interfinancial Network, LLC. CDARS® and ICS® reciprocal deposits are not considered brokered deposits for calculation of FDIC insurance premiums. At December 31, 2015 and 2014, these CDARS® and ICS® reciprocal deposits were the only brokered funds held by the Company. The Company has continued to use these programs for customers that must have full FDIC coverage on their deposit balances. CDARS® certificates of deposit balances remained at $29 million at December 31, 2014 and 2015. The Company began offering the ICS® program during 2013, and has a balance of $9.3 million at December 31, 2015. The Company does not engage in any advertising of its certificates of deposit products.

The following table summarizes the distribution of the average deposit balances and the average rates paid on deposits during the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Analysis of Average Deposits
	Years Ended December 31,
	2015		2014		2013
	Amount	% Rate	Amount	% Rate	Amount	% Rate
Non-interest bearing demand deposits	$1,151,075	—%	$704,437	—%	$587,637	—%
Interest-bearing transaction deposits	258,444	0.16%	153,327	0.18%	130,247	0.18%
Money market and savings deposits	690,065	0.24%	390,185	0.25%	361,486	0.28%
Time deposits	61,275	0.31%	61,048	0.35%	65,943	0.39%

Total Deposits	$2,160,859	0.10%	$1,308,997	0.11%	$1,145,313	0.13%

Securities Sold Under Agreements to Repurchase

The Company has developed an overnight sweep program in order to accommodate several of our sophisticated business customers, many of whom act as fiduciaries, and thus require additional security in excess of FDIC insurance limits. Under this overnight sweep program, excess funds over a specified amount in the customers demand deposit account are automatically swept into securities sold under agreements to repurchase, (“repos”). For these business customers, the Company enters into certain transactions, the legal forms of which are sales of securities under agreements to repurchase at a later date at a set price. Repos are classified as secured borrowings and generally mature the next business day (“overnight repos”) but may extend the maturity up to 180 days (“term repos”) from the issue date. The Company’s repos at December 31, 2015 and 2014 have been concentrated in the overnight repo program. Under the overnight repo program, the Company’s business deposit customers have their excess deposit balances over an established limit automatically swept into this product on an overnight basis. The following business day, the repos mature and the matured fund balances are re-deposited back into the customer’s demand deposit account. At December 31, 2015, the Company had $14 million in the overnight repo program (repos maturing on January 4, 2016). The repo balances increased by $5 million, or 53%, to $14 million at December 31, 2015, from the $9.4 million at December 31, 2014. The Company pledges certain investment securities as collateral for the Repo program. Securities with a fair market value of $47 million and $32 million were pledged to secure the repos at December 31, 2015 and 2014, respectively. The Company considers the funds maintained under the overnight repo program to be a stable and reliable source of funding for the Company. The Company does not advertise this product and generally limits it to businesses and other sophisticated customers.

Details regarding the Company’s repos are reflected in the table below (dollars in thousands):

	2015			2014			2013
	Balances at Year- end	Average Balance	Weighted Average Rate	Balances at Year- end	Average Balance	Weighted Average Rate	Balances at Year- end	Average Balance	Weighted Average Rate
Securities sold under agreements to repurchase	$14,360	$13,966	0.22%	$9,411	$13,579	0.19%	$11,141	$24,376	0.30%

The maximum amount of outstanding repos at any month-end was $17 million, $16 million and $30 million in 2015, 2014 and 2013, respectively.

Capital Resources

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital requirements that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

As of December 31, 2015, the Company and the Bank are categorized as well-capitalized under the regulatory framework for Prompt Corrective Action. To be categorized as well-capitalized, the Company and Bank must maintain minimum Total risk-based capital, Tier 1 risk-based capital, Common equity tier 1 and Tier 1 leverage ratios, as set forth in the following table.

The following tables present the Total risk-based capital ratio, Tier 1 risk-based capital ratio, Common equity tier 1 ratio and the Tier 1 leverage ratio of the consolidated Company in addition to the Bank as of December 31, 2015, and December 31, 2014, and compare the actual ratios to the capital requirements imposed by government regulations. All amounts reflected in the table below are stated in thousands, except percentages:

CU Bancorp

	December 31, 2015	December 31, 2014	Adequately Capitalized	Well Capitalized
	Amount	Amount	(greater than or equal to)
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.67%	12.92%	4.0%	5.00%
Common Equity Tier 1 ratio	9.61%	—	4.5%	6.5%
Total Tier 1 risk-based capital ratio	10.85%	10.95%	6.0%	8.0%
Total risk-based capital ratio	11.54%	11.61%	8.0%	10.0%

Regulatory Capital Data:
Common Equity Tier 1	$223,977	—
Total Tier 1 capital	252,681	$218,147
Total risk-based capital	268,971	231,228
Average total assets	2,611,774	1,689,096
Risk-weighted assets	2,329,770	1,992,043

California United Bank:

	December 31, 2015	December 31, 2014	Adequately Capitalized	Well Capitalized
	Amount	Amount	(greater than or equal to)
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.34%	12.44%	4.0%	5.0%
Common Equity Tier 1 ratio	10.47%	—	4.5%	6.5%
Total Tier 1 risk-based capital ratio	10.47%	10.55%	6.0%	8.0%
Total risk-based capital ratio	11.17%	11.20%	8.0%	10.0%

Regulatory Capital Data:
Common Equity Tier 1	$243,989	—
Tier 1 capital	243,989	$210,031
Total risk-based capital	260,279	223,112
Average total assets *	2,612,206	1,688,308
Risk-weighted assets	2,329,798	1,991,253

*	Represents the average total assets for the leverage ratio

Liquidity

The following table provides a summary of the Company’s primary and secondary liquidity levels at the dates indicated (dollars in thousands):

	December 31, 2015	December 31, 2014
	Amount	Amount
Primary Liquidity- On Balance Sheet:
Cash and due from banks	$50,960	$33,996
Interest-earning deposits in other financial institutions	171,103	98,590
Investment securities available-for-sale	315,785	226,962
Less: pledged cash and due from banks	—	(1,500)
Less: pledged investment securities	(197,251)	(148,805)

Total primary liquidity	$340,597	$209,243

Ratio of primary liquidity to total deposits	14.9%	10.7%

Additional Liquidity Not Included In Primary Liquidity:
Certificates of deposit in other financial institutions	$56,860	$76,433
Less: Certificate of deposits pledged	(2,731)	(2,731)

Total additional liquidity	$54,129	$73,702

Secondary Liquidity — Off-Balance Sheet:
Available Borrowing Capacity:
Total secured borrowing capacity with FHLB	$544,132	$484,669
Fed Funds borrowing lines	72,000	71,000
Secured credit line with the FRBSF	18,708	17,528

Total secondary liquidity	$634,840	$573,197

As of December 31, 2015, the Company’s primary overnight source of liquidity consisted of the balances reflected in the table above. The Company’s primary liquidity consisted of cash and due from banks and interest-earning deposits in other financial institutions. The amount of funds maintained directly with the Federal Reserve included in interest-earning deposits in other financial institutions was $102 million and $60 million, at December 31, 2015 and December 31, 2014, respectively. The next source of liquidity is the Company’s collateralized borrowings and unsecured borrowing facilities. In addition, the Company has $57 million of certificates of deposits in other financial institutions where the weighted average maturity is approximately 6.9 months that could be utilized over time to supplement the liquidity needs of the Company.

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

As an additional source of liquidity, the Company maintains credit facilities, “Fed Funds Borrowing Lines,” of $72 million and $71 million at December 31, 2015 and December 31, 2014, respectively, with its primary correspondent banks for the purchase of overnight Federal funds. The lines are subject to availability of funds and have restrictions as to the number of days and length used during a month. At December 31, 2015 and December 31, 2014, $5 million of these credit facilities required the pledging of investment securities collateral.

The Company has established a secured credit facility with the FHLB of San Francisco which allows the Bank to borrow up to 25% of the Bank’s total assets, which equates to a credit line of approximately $651 million at December 31, 2015. The Company currently has no outstanding borrowings with the FHLB. As of December 31, 2015, the Company had $821 million of loan collateral pledged with the FHLB. This level of loan collateral would provide the Company with $544 million in borrowing capacity. Any amount of borrowings in excess of the $544 million would require the Company to pledge additional collateral. In addition, the Company must maintain a certain investment level in the common stock of the FHLB. The Company’s investment in the common stock of the FHLB is $8 million at December 31, 2015. This level of capital would allow the Company to borrow up to $297 million. Any advances from the FHLB in excess of the $297 million would require additional purchases of FHLB common stock. The Company had $20 million pledged with the FHLB at December 31, 2015.

The Company maintains a secured credit facility with the Federal Reserve Bank of San Francisco (“FRBSF”) which is collateralized by investment securities pledged with the FRB. At December 31, 2015, the Company’s available borrowing capacity was $19 million.

The Company maintains investments in certificates of deposit with other financial institutions, with various balances maturing monthly. The Company had balances of $57 million and $76 million at December 31, 2015 and December 31, 2014, respectively. At both December 31, 2015 and 2014, $2.7 million of the Company’s certificates of deposit with other financial institutions were pledged as collateral as credit support for the interest rate swap contracts and are not available as a source of liquidity.

At December 31, 2015 and December 31, 2014, $0 and $1.5 million of the Company’s due from bank balances was pledged as collateral as credit support for the interest rate swap contracts and is not available as a source of liquidity.

The Company’s commitments to extend credit (off-balance sheet liquidity risk) are agreements to lend funds to customers as long as there are no violations as established in the loan agreement. Many of the commitments are expected to expire without being drawn upon, and as such, the total commitment amounts do not necessarily represent future cash requirements. Financial instruments with off-balance sheet risk for the Company include both undisbursed loan commitments, as well as undisbursed letters of credit. The Company’s exposure to extend credit was $806 million and $720 million at December 31, 2015 and December 31, 2014, respectively.

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

CU Bancorp’s liquidity on a stand-alone basis was $6.8 million and $4.6 million, in cash on deposit at the Bank, at December 31, 2015 and December 31, 2014, respectively. Management believes this amount of cash is currently sufficient to fund the holding company’s cash flow needs over at least the next twelve to twenty-four months.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of December 31, 2015 (amounts in thousands):

	Maturity/Obligation by Period
	Total	Less than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
Deposits	$2,286,791	$2,286,255	$536	$—	$—
Securities sold under agreements to repurchase	14,360	14,360	—	—	—
Subordinated debentures	12,372	—	—	—	12,372
Operating leases	17,866	3,387	5,811	4,550	4,118

Total	$2,331,389	$2,304,002	$6,347	$4,550	$16,490

For deposits, securities sold under agreements to repurchase and subordinated debentures, the dollar balances reflected in the table above are categorized by the maturity date of the obligation.

Deposits represent both non-interest bearing and interest bearing deposits. Non-interest bearing demand deposits include demand deposit accounts which represent 56% of the total deposit balances at December 31, 2015. Interest bearing deposits include interest bearing transaction accounts, money market and savings deposits and certificates of deposit.

Securities sold under agreements to repurchase “Repos” represent sales of securities under agreements to repurchase at a later date at a set price. While Repos have fixed maturity dates, the majority of the Company’s repos mature on an overnight “next business day” basis.

Subordinated debentures represent notes issued to capital trusts which were formed solely for the purpose of issuing trust preferred securities. These subordinated debentures were acquired as a part of the merger with PC Bancorp. The aggregate amount indicated above represents the full amount of the contractual obligation and does not include a purchase accounting fair value discount of $2.7 million. All of these securities are variable rate instruments. Each series has a maturity of 30 years from their approximate date of issue. All of these securities are currently callable at par with no prepayment penalties.

For operating leases, the dollar balances reflected in the table above are categorized by the due date of the lease payments. Operating leases represent the total minimum lease payments under non-cancelable operating leases.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk arises primarily from credit risk, operational risk and interest rate risk inherent in our lending, investments, borrowings, and deposit taking activities. Risk management is an important part of the Company’s operations and a key element of its overall financial results. The FDIC, in recent years, has emphasized appropriate risk management, prompting banks to have adequate systems to identify, monitor and manage risks. The Company’s Board of Directors and committees meet on a regular basis to oversee operations. The Company’s business activities are monitored and various strategies to manage risk exposure are applied. The

Board of Directors has adopted various policies and has empowered the committees with oversight responsibility concerning different aspects of our operations. The Company’s Audit and Risk Committee is responsible for overseeing internal auditing functions and for interfacing with independent outside auditors as well as compliance and related risk. The Company’s Loan Committee reviews large loans made by management, concentrations, portfolio and trend reports, minutes of management’s problem loan and special assets committee meetings and reviews with Audit and Risk Committee the external loan review reports on behalf of the Board of Directors. The Company’s Management Asset/Liability Risk Committee establishes the Investment Policy, Liquidity Policy and the Asset/Liability Policy, reviews investments purchases, and monitors the investment portfolio, interest rate risk, and liquidity management. All committees regularly report to the Board of Directors.

Credit risk

Credit risk is defined as the risk to earnings or capital arising from an obligor’s failure to meet the terms of any contract or otherwise fail to perform as agreed. Credit risk is found in all activities where success depends on a counter party, issuer or borrower performance. Credit risk arises through the extension of loans, deposits in other financial institutions, certain investment securities, derivative instruments, other assets and off balance sheet commitments.

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

The Company augments its credit review function by engaging an outside party to review our loans twice a year. In 2015, the Company had two loan reviews conducted during the year by an outside third party. The first loan review was based on loan data as of March 31, 2015 and conducted May 18 through May 28, 2015, and the second review was based on loan data as of September 30, 2015 and conducted October 12 through October 23, 2015. The final loan review report was issued on July 1, 2015 for the first review, and on December 3, 2015 for the second review. The purpose of this review is to assess internal loan risk ratings, the adequacy and accuracy of impairment amount on impaired loans, the adequacy and accuracy of cash flow analysis, compliance with the accrual of interest rules, compliance with applicable laws and regulations, compliance with board-approved policies and procedures, identify any weak underwriting practices and to determine if there is any overall deterioration in the credit quality of the portfolio and to assess the adequacy of the Allowance.

The second phase is conducted by evaluating or segmenting the remainder of the loan portfolio into groups or pools of loans with similar risk characteristics. In this second phase, groups of loans are reviewed to evaluate the historical loss experience, adjusted for qualitative factors in each category of loans, and then aggregated to determine a portfolio Allowance. Uniform Bank Peer Group loss experience is considered for those loan segments where the Company had no historical loss experience. The quantitative portion of the Allowance is adjusted for qualitative factors to account for model imprecision and to incorporate the range of probable outcomes inherent in the estimates used for the Allowance.

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

Interest Rate Risk

Interest rate risk is the exposure of a Company’s financial condition, both earnings and the market value of assets and liabilities, to adverse movements in interest rates. Interest rate risk results from differences in the maturity or timing of interest earning assets and interest bearing liabilities, changes in the slope of the yield curve over time, imperfect correlation in the adjustment of rates earned and paid on different instruments with otherwise similar characteristics (e.g. three-month Treasury bill versus three-month LIBOR) and from interest-rate-related options embedded in bank products (e.g. loan prepayments, floors and caps, callable investment securities, customers redeploying non-interest bearing to interest bearing deposits, etc.).

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

Variable rate loans make up 74% of the loan portfolio; however, the Company has floors on some of its loans. At December 31, 2015, 34% of variable rate loans are at the floor and thus an increase in the underlying index may not necessarily result in an increase in the coupon until the loans index plus margin exceeds that floor. At December 31, 2015, 55% of the variable rate loans are tied to Prime index with $631 million subject to repricing within 30 days of a 25 basis point increase in Prime rate.

The Company had 19 pay-fixed, receive-variable interest rate contracts that were designed to convert fixed rate loans into variable rate loans, with remaining maturities extending out for up to eight years These swaps were acquired as a result of the PC Bancorp acquisition. The majority (seventeen of the nineteen interest rate swap contracts) are designated as accounting hedges and hedge accounting is applied at December 31, 2015. The total notional amount of the outstanding swaps contracts as of December 31, 2015 is $26 million. Additionally, at December 31, 2015, the Company had twelve interest rate swap agreements with customers and twelve offsetting interest-rate swaps with a counterparty bank that were acquired as a result of the merger with 1st Enterprise on November 30, 2014. The swap agreements are not designated as hedging instruments and hedge accounting is not applied. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Company a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Company’s earnings. At December 31, 2015, the total notional amount of the Company’s swaps acquired from 1st Enterprise was $28 million.

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

The following table is a summary of the Company’s one-year GAP as of the dates indicated (dollars in thousands):

	December 31,
	2015	2014	Increase (Decrease)
Total interest-sensitive assets maturing or repricing within one year (“one-year assets”)	$1,335,781	$1,256,339	$79,442
Total interest-sensitive liabilities maturing or repricing within one year (“one-year liabilities”)	1,026,565	932,143	94,422

One-year GAP	$309,216	$324,196	$(14,980)

The following tables present the Company’s GAP information as of the date indicated (dollars in thousands):

	Maturity or Repricing Data
December 31, 2015	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Three Years	Over Three Years	Non-Interest Bearing	Total
Interest-Sensitive Assets:
Cash and due from banks	$—	$—	$—	$—	$50,960	$50,960
Interest earning deposits in other financial institutions	171,103	—	—	—	—	171,103
average yield	0.41%	—	—	—	—	0.41%
Certificates of deposit in other financial institutions	11,551	45,309	—	—	—	56,860
average yield	0.64%	0.85%		—	—	0.81%
Investment securities	12,703	126,351	86,373	133,803	—	359,230
average yield	1.84%	1.26%	1.19%	2.03%	—	1.55%
Loans, gross (1)	816,430	152,335	292,253	593,673	—	1,854,691
average yield (2)	4.03%	4.88%	4.49%	4.41%	—	4.29%

Total interest-sensitive assets	$1,011,787	$323,995	$378,626	$727,476	$50,960	$2,492,844

Interest-Sensitive Liabilities:
Non-interest bearing demand deposits	$—	$—	$—	$—	$1,288,085	$1,288,085
Interest-bearing transaction accounts	261,123	—	—	—	—	261,123
average rate	0.15%	—	—	—	—	0.15%
Money market and Savings deposits	679,081	—	—	—	—	679,081
average rate	0.25%	—	—	—	—	0.25%
Certificates of deposit	9,158	48,808	536	—	—	58,502
average rate (3)	0.21%	0.22%	0.25%	—	—	0.22%
Securities sold under agreements to repurchase	14,360	—	—	—	—	14,360
average rate	0.23%	—	—	—	—	0.23%
Subordinated debentures	12,372	—	—	—	—	12,372
average rate (4)	2.44%	—	—	—	—	2.44%
Swaps	1,664	—	—	—	—	1,664
average rate	47.85%	—	—	—	—	47.85%
Total interest-sensitive liabilities	$977,758	$48,808	$536	$—	$1,288,085	$2,315,187

GAP	$34,029	$275,187	$378,090	$727,476	$(1,237,125)	$177,657

Cumulative GAP	$34,029	$309,216	$687,306	$1,414,782	$177,657

(1)	Variable rate loans at or below their floor are categorized based on their maturity date.
(2)	Excludes amortization of the net deferred loan fees and loan discount accretion.
(3)	Excludes amortization of the fair value adjustments on the PC Bancorp certificates of deposit.
(4)	Includes amortization of the fair value adjustments on these subordinated debentures.

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

The following depicts the Company’s net interest income sensitivity analysis as of December 31, 2015:

Simulated Rate Changes	Estimated Net Interest Income Sensitivity (dollars in thousands)
+ 400 basis points	31.4%	$26,245
+ 100 basis points	7.7%	$6,417
- 200 basis points (1)	(7.6)%	$(6,321)

(1)	The simulated rate change under the -200 basis points reflected above actually reflects only a maximum negative 46 basis points or less decline in actual rates based on the targeted Fed Funds target rate by the government of 0.25% to 0.50%. The -200 simulation model reflects repricing of the Company’s earning assets of between 0% to 0.46% with little to no repricing of the liabilities at the current levels.

The Company is currently asset sensitive. The estimated sensitivity does not necessarily represent our forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits and replacement of asset and liability cash flows. The duration of the Company’s investment securities portfolio at December 31, 2015 is approximately 2.1 years. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

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

b)  Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the fiscal quarter that ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued in 2013. Based on our assessment, we believe that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

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

ITEM 9B — OTHER INFORMATION

None

PART III

ITEM 10	— DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

The additional information required by this item will appear in the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”), and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2016 Proxy Statement, if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 11 — EXECUTIVE COMPENSATION

The information required by this item will appear in the 2016 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2016 Proxy Statement, if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 12 — SECURITY OWNSERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCK HOLDERS MATTERS

See Item 14. below.

ITEM 13 — CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14. below

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G(3), the information required to be furnished by ITEMS 12, 13 and 14 of Part III will appear in the 2016 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2016 Proxy Statement, if filed with the SEC pursuant to Regulation 14A not later than

120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

CU Bancorp

We have audited the accompanying consolidated balance sheets of CU Bancorp and its subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/RSM US LLP

Los Angeles, California

March 14, 2016

CU BANCORP

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2015	2014
ASSETS
Cash and due from banks	$50,960	$33,996
Interest earning deposits in other financial institutions	171,103	98,590

Total cash and cash equivalents	222,063	132,586
Certificates of deposit in other financial institutions	56,860	76,433
Investment securities available-for-sale, at fair value	315,785	226,962
Investment securities held-to-maturity, at amortized cost	42,036	47,147

Total investment securities	357,821	274,109
Loans	1,833,163	1,624,723
Allowance for loan loss	(15,682)	(12,610)

Net loans	1,817,481	1,612,113
Premises and equipment, net	5,139	5,377
Deferred tax assets, net	17,033	16,504
Other real estate owned, net	325	850
Goodwill	64,603	63,950
Core deposit and leasehold right intangibles	7,671	9,547
Bank owned life insurance	49,912	38,732
Accrued interest receivable and other assets	35,734	34,916

Total Assets	$2,634,642	$2,265,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing demand deposits	$1,288,085	$1,032,634
Interest bearing transaction accounts	261,123	206,544
Money market and savings deposits	679,081	643,675
Certificates of deposit	58,502	64,840

Total deposits	2,286,791	1,947,693
Securities sold under agreements to repurchase	14,360	9,411
Subordinated debentures, net	9,697	9,538
Accrued interest payable and other liabilities	16,987	19,283

Total Liabilities	2,327,835	1,985,925

Commitments and Contingencies (Note 7 and Note 21)
SHAREHOLDERS’ EQUITY
Serial Preferred Stock – authorized, 50,000,000 shares: Series A, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 16,400 shares authorized, 16,400 issued and outstanding at December 31, 2015 and 2014	16,995	16,004
Common stock – authorized, 75,000,000 shares no par value, 17,175,389 and 16,683,856 shares issued and outstanding at December 31, 2015 and 2014, respectively	230,688	226,389
Additional paid-in capital	23,017	19,748
Retained earnings	36,923	16,861
Accumulated other comprehensive income (loss)	(816)	190

Total Shareholders’ Equity	306,807	279,192

Total Liabilities and Shareholders’ Equity	$2,634,642	$2,265,117

The accompanying notes are an integral part of these financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Interest Income
Interest and fees on loans	$84,537	$51,882	$48,201
Interest on investment securities	4,518	2,369	1,913
Interest on interest bearing deposits in other financial institutions	1,087	926	732

Total Interest Income	90,142	55,177	50,846

Interest Expense
Interest on interest bearing transaction accounts	413	278	238
Interest on money market and savings deposits	1,652	963	1,027
Interest on certificates of deposit	190	216	255
Interest on securities sold under agreements to repurchase	30	34	74
Interest on subordinated debentures	438	431	485

Total Interest Expense	2,723	1,922	2,079

Net Interest Income	87,419	53,255	48,767
Provision for loan losses	5,080	2,239	2,852

Net Interest Income after Provision for Loan Losses	82,339	51,016	45,915

Non-Interest Income
Gain (loss) on sale of securities, net	112	(47)	47
Gain on sale of SBA loans, net	1,797	1,221	1,087
Deposit account service charge income	4,644	2,744	2,377
Other non-interest income	5,177	3,791	3,007

Total Non-Interest Income	11,730	7,709	6,518

Non-Interest Expense
Salaries and employee benefits (includes stock based compensation expense of $2,966, $1,699 and $1,088 for the years ended December 31, 2015, 2014 and 2013, respectively)	37,955	26,519	22,870
Occupancy	5,792	4,112	4,194
Data processing	2,495	1,968	1,868
Legal and professional	2,411	2,006	2,166
FDIC deposit assessment	1,466	844	880
Merger expenses	498	2,302	43
OREO valuation write-downs and expenses	245	15	95
Office services expenses	1,526	1,026	1,034
Other operating expenses	7,577	4,593	4,490

Total Non-Interest Expense	59,965	43,385	37,640

Net Income before Provision for Income Tax Expense	34,104	15,340	14,793
Provision for income tax expense	12,868	6,432	5,008

Net Income	21,236	8,908	9,785
Preferred stock dividends and discount accretion	1,174	124	—

Net Income available to Common Shareholders	$20,062	$8,784	$9,785

Earnings Per Share
Basic earnings per share	$1.21	$0.77	$0.93
Diluted earnings per share	$1.18	$0.75	$0.90

The accompanying notes are an integral part of these financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013
Net Income	$21,236	$8,908	$9,785
Other Comprehensive Income (Loss), net of tax:
Non-credit portion of other-than-temporary impairments arising during the period	—	—	(22)
Net change in unrealized gain (loss) on available-for-sale investment securities	(1,006)	395	(1,577)

Other Comprehensive Income (Loss)	(1,006)	395	(1,599)

Comprehensive Income	$20,230	$9,303	$8,186

The accompanying notes are an integral part of these financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Years Ended December 31, 2015

(Dollars in thousands)

	Preferred Stock		Common Stock
	Issued and Outstanding Shares	Amount	Issued and Outstanding Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2012	—	$—	10,758,674	$118,885	$7,052	$(1,708)	$1,394	$125,623

Net issuance of restricted stock	—	—	69,450	—	—	—	—	—
Exercise of stock options	—	—	282,031	2,790	—	—	—	2,790
Stock based compensation expense related to employee stock options and restricted stock	—	—	—	—	1,088	—	—	1,088
Restricted stock repurchase	—	—	(28,791)	—	(422)	—	—	(422)
Excess tax benefit – stock based compensation	—	—	—	—	659	—	—	659
Net income	—	—	—	—	—	9,785	—	9,785
Other comprehensive loss	—	—	—	—	—	—	(1,599)	(1,599)

Balance at December 31, 2013	—	—	11,081,364	121,675	8,377	8,077	(205)	137,924

Net issuance of restricted stock		—	167,384	—	—	—	—	—
Exercise of stock options	—	—	221,016	2,029	—	—	—	2,029
Issuance of preferred stock for 1st Enterprise merger, net of fair value discount	16,400	15,921	—	—	—	—	—	15,921
Issuance of common stock for 1st Enterprise merger, net of $27 of issuance costs	—	—	5,240,409	102,685	—	—	—	102,685
Issuance of replacement stock options for 1st Enterprise merger	—	—	—	—	9,561	—	—	9,561
Stock based compensation expense related to employee stock options and restricted stock	—	—	—	—	1,699	—	—	1,699
Restricted stock repurchase	—	—	(26,317)	—	(471)	—	—	(471)
Excess tax benefit – stock based compensation	—	—	—	—	582	—	—	582
Preferred stock dividends and discount accretion	—	83	—	—	—	(124)	—	(41)
Net income	—	—	—	—	—	8,908	—	8,908
Other comprehensive income	—	—	—	—	—	—	395	395

Balance at December 31, 2014	16,400	16,004	16,683,856	226,389	19,748	16,861	190	279,192

Net issuance of restricted stock	—	—	81,825	—	—	—	—	—
Exercise of stock options	—	—	454,019	4,299	—	—	—	4,299
Stock based compensation expense related to employee stock options and restricted stock	—	—	—	—	2,966	—	—	2,966
Restricted stock repurchase	—	—	(44,311)	—	(971)	—	—	(971)
Excess tax benefit – stock based compensation	—	—	—	—	1,274	—	—	1,274
Preferred stock dividends and discount accretion	—	991	—	—	—	(1,174)	—	(183)
Net income	—	—	—	—	—	21,236	—	21,236
Other comprehensive loss	—	—	—	—	—	—	(1,006)	(1,006)

Balance at December 31, 2015	16,400	$16,995	17,175,389	$230,688	$23,017	$36,923	$(816)	$306,807

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income:	$21,236	$8,908	$9,785
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,080	2,239	2,852
Provision for unfunded loan commitments	137	142	73
Stock based compensation expense	2,966	1,699	1,088
Depreciation	1,424	1,019	1,082
Net accretion of discounts/premiums for loans acquired and deferred loan fees/costs	(9,365)	(5,360)	(6,158)
Net amortization from investment securities	3,305	1,677	1,642
Increase in bank owned life insurance	(1,180)	(661)	(617)
Amortization of core deposit intangibles	1,680	391	309
Amortization of time deposit premium	(15)	(42)	(141)
Net amortization of leasehold right intangible asset and liabilities	(21)	142	(313)
Accretion of subordinated debenture discount	159	159	210
Loss on disposal of fixed assets	92	7	15
Valuation write-downs on OREO	133	—	—
Gain on sale of OREO	—	—	(23)
Loss (gain) on sale of securities, net	(112)	47	(47)
Gain on sale of SBA loans, net	(1,797)	(1,221)	(1,087)
Decrease in deferred tax assets	675	732	3,101
Decrease (increase) in accrued interest receivable and other assets	456	2,428	(7,558)
Increase (decrease) in accrued interest payable and other liabilities	(1,964)	2,041	6,459
Net excess in tax benefit on stock compensation	(1,274)	(582)	—
Decrease in fair value of derivative swap liability	(251)	(1,147)	(2,095)

Net cash provided by operating activities	21,364	12,618	8,577

Cash flows from investing activities:
Cash and cash equivalents acquired in acquisition, net of cash paid	—	8,650	—
Purchases of investment securities	(134,688)	(52,042)	(36,318)
Proceeds from sales of investment securities	5,737	25,156	6,968
Proceeds from repayment and maturities from investment securities	40,310	23,080	36,703
Loans originated, net of principal payments	(200,739)	(132,846)	(72,116)
Purchases of premises and equipment	(1,278)	(1,042)	(1,206)
Proceeds from sale of OREO	717	—	3,135
Net decrease (increase) in certificates of deposit in other financial institutions	19,573	(4,572)	(33,301)
Purchase of bank owned life insurance	(10,000)	—	—
Net redemption of FHLB and other bank stock	—	—	150

Net cash used in investing activities	(280,368)	(133,616)	(95,985)

Cash flows from financing activities:
Net increase in Non-interest bearing demand deposits	255,451	67,591	88,665
Net increase in Interest bearing transaction accounts	54,579	8,033	42,988
Net increase (decrease) in Money market and savings deposits	35,406	(55,236)	40,449
Net decrease in certificates of deposit	(6,323)	(8,433)	(17,614)
Net increase (decrease) in securities sold under agreements to repurchase	4,949	(1,730)	(11,716)
Net proceeds from stock options exercised	4,299	2,029	2,790
Issuance costs of common stock for 1st Enterprise merger	—	(27)	—
Restricted stock repurchase	(971)	(471)	(422)
Dividends paid on preferred stock	(183)	(41)	—
Net excess in tax benefit on stock compensation	1,274	582	659

Net cash provided by financing activities	348,481	12,297	145,799

Net increase (decrease) in cash and cash equivalents	89,477	(108,701)	58,391
Cash and cash equivalents, beginning of year	132,586	241,287	182,896

Cash and cash equivalents, end of year	$222,063	$132,586	$241,287

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$2,877	$1,801	$2,029
Net cash paid (refunds received) during the year for taxes	$11,567	$3,725	$(270)
Supplemental disclosures of non-cash investing activities:
Net change in unrealized gains (losses) on investment securities, net of tax	$(1,006)	$395	$(1,577)
Loans transferred to other real estate owned	$325	$850	$—
Supplemental disclosures related to acquisitions:
Assets acquired	$—	$833,497	$—
Liabilities assumed	$—	$705,214	$—
Issuance of 16,400 shares of preferred stock	$—	$15,921	$—
Cash paid for fractional and dissenter shares and stock options	$—	$89	$—

The accompanying notes are an integral part of these financial statements

CU BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

Note 1 – Summary of Significant Accounting Policies

CU Bancorp (the “Company”) is a bank holding company whose operating subsidiary is California United Bank. CU Bancorp was established to facilitate the reorganization and merger of Premier Commercial Bank, N.A. into California United Bank, which took place after the close of business on July 31, 2012. As a bank holding company, CU Bancorp is subject to regulation of the Federal Reserve Board (“FRB”). The term “Company,” as used throughout this document, refers to the consolidated financial statements of CU Bancorp and California United Bank.

California United Bank (the “Bank”) is a full-service commercial business bank offering a broad range of banking products and services including: deposit services, lending and cash management to small and medium-sized businesses, to non-profit organizations, to business principals and entrepreneurs, to the professional community, including attorneys, certified public accountants, financial advisors, healthcare providers and investors. The Bank opened for business in 2005, with its headquarters office located in Los Angeles, California. As a state chartered non-member bank, the Bank is subject to regulation by the California Department of Business Oversight (“DBO”) and the Federal Deposit Insurance Corporation (“FDIC”). The deposits of the Bank are insured by the FDIC to the maximum amount allowed by law.

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

Use of Estimates in the Preparation of Consolidated Financial Statements

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

Business Combinations

The Company has a number of fair value adjustments recorded within the consolidated financial statements at December 31, 2015 that relate to the business combinations with California Oaks State Bank “COSB”, Premier Commercial Bancorp “PC Bancorp” and 1st Enterprise Bank “1st Enterprise” on December 31, 2010, July 31, 2012 and November 30, 2014, respectively. These fair value adjustments includes goodwill, fair value adjustments on loans, core deposit intangible assets, other intangible assets, fair value adjustments to acquired lease obligations, fair value adjustments to certificates of deposit and fair value adjustments on derivatives. The assets and liabilities acquired through acquisitions have been accounted for at fair value as of the date of the acquisition. The goodwill that was recorded on the transactions represented the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized and is reviewed for impairment on October 1st of each year. If an event occurs or circumstances change that result in the Company’s fair value declining below its book value, the Company would perform an impairment analysis at that time.

Based on the Company’s 2015 goodwill impairment analysis, no impairment to goodwill has occurred. The Company is a sole reporting unit for evaluation of goodwill.

The core deposit intangibles on non-maturing deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed through acquisitions, are being amortized over the projected useful lives of the deposits. The weighted average remaining life of the core deposit intangible is estimated at approximately 7.9 years at December 31, 2015. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Loans acquired through acquisition are recorded at fair value at acquisition date without a carryover of the related Allowance. Purchased Credit Impaired (“PCI”) loans are acquired loans with evidence of deterioration of credit quality since origination and it is probable, at the acquisition date, that the Company will not be able to collect all contractually required amounts. When the timing and/or amounts of expected cash flows on such loans are not reasonably estimable, no interest is accreted and the loan is reported as a non-accrual loan; otherwise, if the timing and amounts of expected cash flows for PCI loans are reasonably estimable, then interest is accreted and the loans are reported as accruing loans. The non-accretable difference represents the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows, and also reflects the estimated credit losses in the acquired loan portfolio at the acquisition date and can fluctuate due to changes in expected cash flows during the life of the PCI loans. For non-PCI loans, loan fair value adjustments consist of an interest rate premium or discount on each individual loan and are amortized to loan interest income based on the effective yield method over the remaining life of the loans. Subsequent decreases to the expected cash flows for both PCI and non-PCI loans will result in a provision for loan losses.

Business Segments

The Company is organized and operates as a single reporting segment, principally engaged in commercial business banking. The Company conducts its lending and deposit operations through nine full service branch offices located in Los Angeles, Orange, Ventura and San Bernardino counties.

Cash and Cash Equivalents

Within the Consolidated Statements of Cash Flows, cash and cash equivalents include cash, due from banks and interest earning deposits in other financial institutions. Cash flows from loans, deposits, securities sold under agreements to repurchase and certificates of deposit in other financial institutions are reported on a net basis.

Restricted Cash

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. Reserve balances of $14 million and $12 million were required by the

Federal Reserve Bank of San Francisco as of December 31, 2015 and 2014, respectively. As of December 31, 2015, the Bank was in compliance with all known U.S. Federal Reserve Bank (“Federal Reserve”) reporting and reserve requirements.

Interest Earning Deposits in Other Financial Institutions

Interest earning deposits in other financial institutions represent short term interest earning deposits, which include money market deposit accounts with other financial institutions, and interest earning deposits with the Federal Reserve. These deposits and investments can generally provide the Company with immediate liquidity and generally can be liquidated the same day as is the case with the Federal Reserve and up to seven days on money market deposit accounts with other financial institutions.

Certificates of Deposit in Other Financial Institutions

The Company’s investments in certificates of deposit issued by other financial institutions are generally fully insured by the FDIC up to the applicable limit of $250 thousand and have an original maturity of between 30 days and 12 months. The current remaining maturities of the Company’s certificates of deposit in other financial institutions at December 31, 2015 range from 4 days to 12 months with a weighted average maturity of 6.9 months and a weighted average yield of 0.81%. At December 31, 2015 and 2014, respectively, the Company had $2.7 million and $4.1 million of certificates of deposits pledged as collateral for its interest rate swap agreements with two counterparty banks.

Concentrations and Credit Risk in Other Financial Institutions

The Company maintains certain deposits in other financial institutions in amounts that exceed federal deposit insurance coverage. At December 31, 2015, the amount of deposits in other financial institutions that the Company did not maintain with either the Federal Reserve Bank or the Federal Home Loan Bank and were not covered by FDIC insurance was $47 million in non-interest bearing accounts, $60 million in interest bearing accounts, and $2.5 million in certificates of deposit in other financial institutions. Based on management’s evaluation of the credit risk of maintaining balances and transactions with these correspondent financial institutions, management does not believe that the Company is exposed to any significant credit risk on these balances.

Investment Securities

The Company currently classifies its investment securities under the available-for-sale and held-to-maturity classifications. Under the available-for-sale classification, securities can be sold in response to certain conditions, such as changes in interest rates, changes in the credit quality of the securities, when the credit quality of a security does not conform with current investment policy guidelines, fluctuations in deposit levels or loan demand or a need to restructure the portfolio to better match the maturity or interest rate characteristics of liabilities with assets. Securities classified as available-for-sale are accounted for at their current fair value rather than amortized cost. Unrealized gains or losses are excluded from net income and reported as a separate component of accumulated other comprehensive income (loss) included in shareholders’ equity. If the Company has the intent and the ability at the time of purchase to hold certain securities until maturity, they are classified as held-to-maturity and are stated at amortized cost.

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

If it’s determined that an OTTI exists on a debt security, the Company then determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Company will recognize the amount of the OTTI in earnings equal to the difference between the security’s fair value and its adjusted cost basis. If neither of the conditions is met, the Company determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present value of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The portion of total impairment related to all other factors is included in other comprehensive income. Significant judgment is required in this analysis that includes, but is not limited to assumptions regarding the collectability of principal and interest, future default rates, future prepayment speeds, the amount of current delinquencies that will result in defaults and the amount of eventual recoveries expected on the underlying collateral.

Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the expected maturity term of the securities. For mortgage-backed securities, the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The amount of prepayments varies from time to time based on the interest rate environment and the rate of turnover of mortgages. The Company’s investment in the common stock of the FHLB, Pacific Coast Bankers Bank (“PCBB”) and The Independent Banker’s Bank (“TIB”) is carried at cost and is included in other assets on the accompanying consolidated balance sheets.

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

The Company’s investment in FHLB stock is included in other assets on the accompanying consolidated balance sheets.

Loans and Interest and Fees on Loans

The Company extends commercial, Small Business Administration, commercial real estate, construction and personal loans to business principals and entrepreneurs, to small and medium-sized businesses, to non-profit organizations, to the professional community, including attorneys, certified public accountants, financial advisors, healthcare providers, and to investors. Loans that the Company has the ability and intent to hold until maturity are stated at their outstanding unpaid principal balances net of charge offs, net of deferred loan fees and costs on originated loans, net of unearned discounts and unamortized premiums on acquired loans, and further reduced by the valuation allowance for loan losses. Nonrefundable loan fees and direct costs associated with the origination of loans are deferred and recognized in interest income over the loan term using the level yield method. Further, discounts or premiums on acquired loans are accreted or amortized to interest income using the level yield method.

Interest on loans is accrued daily and credited to income based on the principal amount outstanding. Interest is calculated using the terms of the loan according to the contractual note agreements. A small number of commercial real estate loans have been identified and designated as hedged items by the Company. For a detailed discussion of the accounting related to the loans designated as hedged items, see Note 1 – Summary of Significant Accounting Policies under “Derivative Financial Instruments and Hedging Activity” and Note 14 – Derivative Financial Instruments.

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

When a loan is placed on nonaccrual status or has been charged-off, all interest income that has been accrued but not yet collected is reversed against interest income. Subsequent payments received from the customer are applied to principal and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required.

Impaired loans: A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the original loan agreement. Generally, these loans are rated substandard or worse. Most impaired loans are classified as nonaccrual. However, there are some loans that are designated impaired due to doubt regarding collectability according to contractual terms, but are both fully secured by collateral and are current in their interest and principal payments. These impaired loans that are not classified as nonaccrual continue to pay as agreed. Impaired loans are measured for allowance requirements based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of an impairment allowance, if any, and any subsequent changes are charged against the allowance for loan loss. Factors that contribute to a performing loan being classified as impaired include payment status, collateral value, probability of collecting scheduled payments, delinquent taxes, and debts to other lenders that cannot be serviced out of existing cash flow.

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

In determining whether the Company would grant a concession, the Company assesses, if it does not expect to collect all amounts due, whether the current value of the collateral will satisfy the amounts owed, whether additional collateral or guarantees from the debtor will serve as adequate compensation for other terms of the restructuring, and whether the debtor otherwise has access to funds at a market rate for debt with similar risk characteristics. Typical concessions include reductions to the stated interest rate, payment extensions, principal forgiveness and other actions.

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

Loans Held for Sale and Servicing Assets

Loans held for sale are loans originated by the Company and include the principal amount outstanding net of unearned income and the loans are carried at the lower of cost or fair value on an aggregate basis. A decline in the aggregate fair value of the loans below their aggregate carrying amount is recognized through a charge to earnings in the period of such decline. Unearned income on these loans is taken into earnings when they are sold. At December 31, 2015 and 2014, the Company had no loans classified as held for sale.

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

The most common retained interest related to loan sales is a servicing asset. Servicing assets are amortized in proportion to and over the period of the estimated future net servicing income. The amortization of the servicing asset and the servicing income are included in non-interest income. The fair value of the servicing assets is estimated by discounting the future cash flows using market-based discount rates and prepayment speeds. The Company’s servicing asset is evaluated regularly for impairment. The servicing asset is stratified based on the original term to maturity and the year of origination of the underlying loans for purposes of measuring impairment. If the fair value of the servicing asset is less than the amortized carrying value, the asset is considered to be impaired and an impairment charge will be taken against earnings. The servicing asset is included in other assets on the consolidated balance sheets.

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

The Allowance is an amount that management believes will be adequate to absorb estimated charge-offs related to specifically identified loans, as well as probable loan charge-offs inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. Management carefully monitors changing economic conditions, the concentrations of loan categories and collateral, the financial condition of the borrowers, the history of the loan portfolio, as well as historical peer group loan loss data to determine the adequacy of the Allowance. The Allowance is based upon estimates, and actual charge-offs may vary from the estimates. No assurance can be given that adverse future economic conditions will not lead to delinquent loans, increases in the provision for loan losses and/or charge-offs. These evaluations are inherently subjective, as they require estimates that are susceptible to significant revisions as conditions change. In addition, regulatory agencies, as an integral part of their examination process, may require additions to the Allowance based on their judgment about information available at the time of their examinations. Management believes that the Allowance as of December 31, 2015 is adequate to absorb known and probable losses in the loan portfolio.

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

While the general allowance covers all non-impaired loans and is based on historical loss experience adjusted for the various qualitative factors as discussed in Note 6 – Loans, the change in the Allowance from one reporting period to the next may not directly correlate to the rate of change of nonperforming loans for the following reasons:

•

A loan moving from the impaired performing status to an impaired non-performing status does not mandate an automatic increase in allowance. The individual loan is evaluated for a specific allowance requirement when the loan moves to the impaired status, not when the loan moves to non-performing status. In addition, the impaired loan is reevaluated at each subsequent reporting period. Impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company may measure impairment based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

•

Not all impaired loans require a specific allowance. The payment performance of the borrower may require an impaired classification, but the collateral evaluation may support adequate collateral coverage. For a number of impaired loans in which borrower performance is in question, the collateral coverage may be sufficient. In those instances, neither a general allowance nor a specific allowance is assessed.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which range from three to seven years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for improvements or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

Other Real Estate Owned (“OREO”)

Real estate properties that are acquired through, or in lieu of, loan foreclosure are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of the cost basis or fair value less estimated costs to sell. Gains and losses on the sale of OREOs and operating expenses of such assets are included in non-interest expense, and operating revenue of such assets is included in non-interest income.

Goodwill and Other Intangible Assets

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination determined to have an indefinite useful life are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exist that indicate that an impairment test should be performed. The Company has selected October 1st as the date to perform its annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives. Goodwill is the only intangible asset with an indefinite life on the Company’s consolidated balance sheets. There was no impairment as of December 31, 2015 or 2014. The increase in goodwill in 2014 and 2015 was the result of the merger with 1st Enterprise Bank on November 30, 2014. For more discussion, see Note 2 – Business Combinations.

Core deposit intangible assets arising from business combinations are amortized using an accelerated method over their estimated useful lives and are classified under core deposit and leasehold right intangibles on the Company’s consolidated balance sheets.

Leasehold right intangible is the present value of the excess of market rate lease payments over the contractual lease payments of an acquired lease. The leasehold intangible asset is amortized to expense over the life of the lease and is classified under core deposit and leasehold right intangibles on the Company’s consolidated balance sheets.

Qualified Affordable Housing Project Investments

The Company has made investments in qualified affordable housing projects that are defined within the industry and here as investments in Low Income Housing Tax Credits (“LIHTC”). The investment in LIHTC provides the Company with tax credits and tax benefits which are designed to encourage investments in the construction and rehabilitation of low-income housing. The Company’s investments are made to limited partnerships that manage or invest in qualified affordable housing projects primarily to receive both tax credits and benefits in addition to CRA credits. In December 2013, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force). ASU 2014-1 modifies the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost method to account for qualified affordable housing project investments. If the modified conditions are met, the amendments permit an entity to amortize the initial cost of the investment in proportion to the amount of the tax credits and tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The four conditions that must be met to utilize the proportional amortization method are: (a) it is probable that the tax credits allocable to the investor will be available, (b) the investor does not have the ability to exercise significant influence over the operating and financial policies of the limited partnership, and substantially all of the projected benefits are from tax credits and tax benefits, (c) the investor’s projected yield based solely on the cash flows from the tax credits and tax benefits is positive and (d) the investor is a limited partnership investor in the limited liability entity for both legal and tax purposes, and the investor is limited to its capital investment. The Company believes that all the above conditions are met to qualify the Company to account for its investments in LIHTC under ASU 2014-1. In addition, the Company is required to evaluate its investments in LIHTC for impairment, when there are events or changes in circumstances indicating it is more likely than not that the carrying amount of the Company’s investment would not be realized either through the receipt of tax credits and tax benefits or through a sale. Management does not believe there is any impairment of its LIHTC investments at December 31, 2015. See Note 11 – Investments in Qualified Affordable Housing Projects for details on the Company’s investments in LIHTC’s.

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

Derivative Financial Instruments and Hedging Activities

All derivative instruments (interest rate swap contracts) were recognized on the consolidated balance sheet at their current fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and hedged item related to the hedged risk are recognized in earnings. Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, establishes the accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. ASC Topic 815 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

On the date a derivative contract is entered into by the Company, the Company will designate the derivative contract as either a fair value hedge (i.e. a hedge of the fair value of a recognized asset or liability), a cash flow hedge (i.e. a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability), or a stand-alone derivative (i.e. and instrument with no hedging designation). For a derivative designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as other non-interest income. At inception and on an ongoing basis, the derivatives that are used in hedging transactions are assessed for effectiveness as to how effective they are in offsetting changes in fair values or cash flows of hedged items.

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

Income Taxes and Other Taxes

The Company provides for current federal and state income taxes payable and for deferred taxes that result from differences between financial accounting rules and tax laws governing the timing of recognition of various income and expense items. The Company recognizes deferred income tax assets and liabilities for the future tax effects of such temporary differences based on the difference between the financial statement and tax bases of the existing assets and liabilities using the statutory rate expected in the years in which the differences are expected to reverse. The effect on deferred taxes of any enacted change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to the extent necessary to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax assets or benefits will be realized. Realization of tax benefits for deductible temporary differences and loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward period and that current tax law will allow for the realization of those tax benefits.

The Company is required to account for uncertainty associated with the tax positions it has taken or expects to be taken on past, current and future tax returns. Where there may be a degree of uncertainty as to the tax realization of an item, the Company may only record the tax effects (expense or benefits) from an uncertain tax position in the consolidated financial statements if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. The Company does not believe that it has any material uncertain tax positions taken to date that are not more likely than not to be realized. Interest and penalties related to uncertain tax positions are recorded as part of other operating expense.

Comprehensive Income

The Company has adopted accounting guidance issued by the Financial Accounting Standards Board (“FASB”) that requires all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company also classifies items of other comprehensive income by their nature in the Consolidated Statements of Comprehensive Income.

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

Recent Accounting Pronouncements

In November 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. This ASU will require an entity to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument issued in the form of a share, including the embedded derivative feature that is being evaluated for separate accounting from the host contract when evaluating whether the host contract is more akin to debt or equity. In evaluating the stated and implied substantive terms and features, the existence or omission of any single term or feature does not necessarily determine the economic characteristics and risks of the host contract. Although an individual term or feature may weigh more heavily in the evaluation on the basis of facts and circumstances, an entity should use judgment based on an evaluation of all the relevant terms and features. ASU 2014-16 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the ASU is effective for fiscal years ending after December 15, 2015, and interim periods within fiscal years thereafter. The effects of initially adopting the amendments should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendment is effective. Retrospective application is permitted to all relevant prior periods. Early adoption, including adoption in an interim period, is permitted. If an entity early adopts the amendments in an interim period, any adjustments shall be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the adoption of this ASU to have an impact on the Company’s financial position or results of operations.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 simplifies the presentation of debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaced existing revenue recognition guidance for contracts to provide goods or services to customers and amended existing guidance related to recognition of gains and losses on the sale of certain nonfinancial assets such as real estate. ASU 2014-09 established a principles-based approach to recognizing revenue that applies to all contracts other than those covered by other authoritative GAAP guidance. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows were also required. ASU 2014-09 was to be effective for interim and annual periods beginning after December 15, 2016 and was to be applied on either a modified retrospective or full retrospective basis. In response to stakeholders’ requests to defer the effective date required by ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), in August 2015, the FASB issued ASU 2015-14 which defers the original effective date for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2015-14 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective for interim and annual periods beginning after December 15, 2015. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement Period Adjustments. GAAP requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The acquirer also must revise comparative information for prior periods presented in the financial statements as needed, including revising depreciation, amortization, or other income effects as a result of changes made to provisional amounts. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in ASU 2015-16 eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not yet been made available for issuance. The Company has elected to early adopt ASU 2015-16 for the year ended December 31, 2015. See Note 8 – Goodwill, Core Deposits and Leasehold Right Intangibles for the Company’s disclosures on the effect of adoption.

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). Changes to the current GAAP model primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The classification and measurement guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. All entities can early adopt the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Early adoption of these provisions can be elected for all financial statements of fiscal years and interim periods that have not yet been issued (for public business entities) or that have not yet been made available for issuance. The classification and measurement guidance is the first ASU issued under the FASB’s financial instruments project. The ASU for the new impairment guidance is expected in the first quarter of 2016. An exposure draft of the new hedging guidance is expected in the first half of 2016. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

On February 25, 2016, the FASB issued ASU 2016-02, Leases. While both lessees and lessors are affected by the new guidance, the effects on the lessees are much more significant. The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases. By definition, a short-term lease is one in which: (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which right-of-use assets and lease liabilities are not recognized and lease payments are generally recognized as expense over the lease term on a straight-line basis. This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under the legacy lease accounting guidance. For many entities, this could significantly affect the financial ratios they use for external reporting and other purposes, such as debt covenant compliance. Examples of changes in the new guidance affecting both lessees and lessors include: (a) defining initial direct costs to only include those incremental costs that would not have been incurred if the lease had not been entered into, (b) requiring related party leases to be accounted for based on their legally enforceable terms and conditions, (c) eliminating the additional requirements that must be applied today to leases involving real estate and (d) revising the circumstances under which the transfer contract in a sale-leaseback transaction should be accounted for as the sale of an asset by the seller-lessee and the purchase of an asset by the buyer-lessor. In addition, both lessees and lessors are subject to new disclosure requirements. ASU 2016-02 is effective for public entities for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Note 2 – Business Combinations

On November 30, 2014, the Company completed the merger with 1st Enterprise pursuant to the terms of the Agreement and Plan of Merger dated June 2, 2014, as amended (“Merger Agreement”). 1st Enterprise was merged with and into the Bank, with the Bank continuing as the surviving entity in the merger. Pursuant to the terms and conditions set forth in the Merger Agreement, each outstanding share of 1st Enterprise common stock (other than shares as to which the holder exercised dissenters’ rights) was converted into the right to receive 1.3450 of a share of CU Bancorp common stock, resulting in 5.2 million shares of CU Bancorp common stock issued. The fair value of the 5.2 million common stock issued as part of the consideration paid ($103 million) was determined based on the closing market price ($19.60) of CU Bancorp common stock on November 30, 2014. The 16,400 shares of 1st Enterprise Non-Cumulative Perpetual Preferred Stock, Series D were converted into the right to receive 16,400 shares of CU Bancorp’s Non-Cumulative Perpetual Preferred Stock, Series A (“CU Bancorp Preferred Stock”). The U.S. Department of the Treasury is the sole holder of all outstanding shares of CU Bancorp Preferred Stock. As part of the Merger Agreement, CU Bancorp adopted the 1st Enterprise 2006 Stock Incentive Plan, as amended, as its own equity plan and all stock options granted by 1st Enterprise thereunder are exercisable for CU Bancorp common stock on substantially the same terms but adjusted to reflect the exchange ratio set forth in the Merger Agreement. See Note 16 – Stock Options and Restricted Stock for more details. The merger was accounted for by the Company using the acquisition method of accounting. Accordingly, the assets and liabilities of 1st Enterprise were recorded at their respective fair values at acquisition date and represents management’s estimates based on available information as of the acquisition date.

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

For the years ended December 31, 2015 and 2014, the Company expensed $498 thousand and $2.3 million of merger expenses, respectively. Additionally, for the same periods, the Company expensed $1.2 million and $423 thousand of severance and retention expenses, respectively.

The other intangible assets are primarily related to core deposits and are being amortized on an accelerated basis over a period of approximately ten years in proportion to the related estimated benefits. The assets and liabilities of 1st Enterprise were accounted for at fair value and required either a third party analysis or an internal valuation analysis of fair value. An analysis was performed on loans, investment securities, contractual lease obligations, deferred compensation, deposits, premises and equipment, other assets, other liabilities and preferred stock as of the merger date. Balances that were considered to be at fair value at the date of acquisition were cash and cash equivalents, bank owned life insurance, derivatives, other assets (interest receivable), and certain other liabilities (interest payable). The Company made significant estimates and exercised significant judgment in estimating fair values and accounting for such acquired assets and liabilities. Such fair values are subject to adjustment as more information about facts and circumstances that existed as of the acquisition date become available. This period is called the “measurement period” and it cannot exceed one year from the date of acquisition. See Note 8 – Goodwill, Core Deposits and Leasehold Right Intangibles for further details on a subsequent adjustment made to the 1st Enterprise goodwill during the one year measurement period. The Company also adopted the presentation and disclosure requirements of ASU 2015-16. For tax purposes, acquisition accounting adjustments, including goodwill are not taxable or deductible.

The following table summarizes the fair value of the total consideration transferred as part of the merger with 1st Enterprise as well as the fair value adjustments to 1st Enterprise’s balance sheet as of the acquisition date and the resulting goodwill (dollars in thousands):

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

Pro Forma Financial Information (Unaudited)

The following table presents (unaudited) financial information regarding 1st Enterprise operations included in our consolidated statement of income from the date of acquisition, November 30, 2014, through December 31, 2014. The following table also presents (unaudited) pro forma information for the periods indicated as though the 1st Enterprise merger had been completed as of January 1, 2013. The 2014 pro forma net income excludes historical non-recurring merger expenses net of taxes, totaling approximately $3.2 million for the Company and 1st Enterprise (dollars in thousands, except per share data).

	1st Enterprise actual results from acquisition date through	Proforma Year ended December 31,	Proforma Year ended December 31,
	December 31, 2014	2014	2013
Net interest income after provision for loan losses	$2,023	$77,140	$68,771
Net income	$766	$17,218	$15,299

Preferred stock dividends and discount accretion		(1,234)	(889)

Net income available to common shareholders		$15,984	$14,410

Diluted earnings per share		$0.94	$0.87

The above proforma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the acquisition occurred at January 1, 2013 for 1st Enterprise nor are they intended to represent or be indicative of future results of operations. The proforma results do not include expected operating cost savings as a result of the acquisition. These proforma results require significant estimates and judgments particularly as it relates to valuation and accretion of income associated with acquired loans.

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

	December 31,
	2015	2014
Total Shareholders’ Equity	$306,807	$279,192
Less: Preferred stock	16,995	16,004
Less: Goodwill	64,603	63,950
Less: Core deposit and leasehold right intangibles	7,671	9,547

Tangible Shareholders’ Equity	217,538	$189,691

Common shares issued and outstanding	17,175,389	16,683,856
Book value per common share	$16.87	$15.78

Tangible book value per common share	$12.67	$11.37

Note 4 – Computation of Earnings per Common Share

Basic and diluted earnings per common share were determined by dividing the net income available to common shareholders by the applicable basic and diluted weighted average common shares outstanding. The following table shows weighted average basic common shares outstanding, potential dilutive shares related to stock options, unvested restricted stock, and weighted average diluted shares for the periods indicated (dollars in thousands, except share and per share data):

	Years Ended December 31,
	2015	2014	2013
Net Income	$21,236	$8,908	$9,785
Less: Preferred stock dividends and discount accretion	1,174	124	—

Net Income available to common shareholders	$20,062	$8,784	$9,785

Weighted average basic common shares outstanding	16,543,787	11,393,445	10,567,436
Dilutive effect of potential common share issuances from stock options and restricted stock	439,434	274,288	269,425

Weighted average diluted common shares outstanding	16,983,221	11,667,733	10,836,861

Income per common share
Basic	$1.21	$0.77	$0.93
Diluted	$1.18	$0.75	$0.90

Anti-dilutive shares not included in the calculation of diluted earnings per share	32,811	79,000	81,000

Note 5 – Investment Securities

The investment securities portfolio has been classified into two categories: available-for-sale (“AFS”) and held-to-maturity (“HTM”).

The following tables present the amortized cost, gross unrealized gains and losses, and fair values of investment securities by major category as of the dates indicated (dollars in thousands):

		Gross Unrealized
December 31, 2015	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale:
U.S. Govt Agency and Sponsored Agency – Note Securities	$1,014	$—	$—	$1,014
U.S. Govt Agency – SBA Securities	93,674	399	583	93,490
U.S. Govt Agency – GNMA Mortgage-Backed Securities	30,916	202	418	30,700
U.S. Govt Sponsored Agency – CMO & Mortgage-Backed Securities	97,693	250	789	97,154
Corporate Securities	4,016	7	—	4,023
Municipal Securities	1,010	1	—	1,011
Asset Backed Securities	7,890	—	243	7,647
U.S. Treasury Notes	80,981	—	235	80,746

Total available-for-sale	317,194	859	$2,268	315,785
Held-to-maturity:
Municipal Securities	42,036	335	32	42,339

Total held-to-maturity	42,036	335	$32	42,339

Total investment securities	$359,230	$1,194	$2,300	$358,124

		Gross Unrealized
December 31, 2014	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale:
U.S. Govt Agency and Sponsored Agency – Note Securities	$2,036	$2	$—	$2,038
U.S. Govt Agency – SBA Securities	54,062	770	345	54,487
U.S. Govt Agency – GNMA Mortgage-Backed Securities	29,364	255	277	29,342
U.S. Govt Sponsored Agency – CMO & Mortgage-Backed Securities	107,348	457	577	107,228
Corporate Securities	4,043	77	—	4,120
Municipal Securities	1,039	11	—	1,050
Asset Backed Securities	8,711	1	40	8,672
U.S. Treasury Notes	20,031	—	6	20,025

Total available-for-sale	226,634	1,573	$1,245	226,962
Held-to-maturity:
Municipal Securities	47,147	169	157	47,159

Total held-to-maturity	47,147	169	$157	47,159

Total investment securities	$273,781	$1,742	$1,402	$274,121

The Company’s investment securities portfolio at December 31, 2015, consists of U.S. Treasury Notes, U.S. Agency and U.S. Sponsored Agency issued AAA and AA rated investment-grade securities, asset backed securities, investment grade corporate bond securities, and municipal securities. At December 31, 2015 and December 31, 2014, securities with a market value of $197 million and $149 million, respectively, were pledged as collateral for securities sold under agreements to repurchase, public deposits, outstanding standby letters of credit, bankruptcy deposits, and other purposes as required by various statutes and agreements. See Note 9 – Borrowings and Subordinated Debentures.

The following tables present the gross unrealized losses and fair values of AFS and HTM investment securities that were in unrealized loss positions, summarized and classified according to the duration of the loss period as of the dates indicated (dollars in thousands).

	< 12 Continuous Months		> 12 Continuous Months		Total
December 31, 2015	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale investment securities:
U.S. Govt. Agency – SBA Securities	$53,852	$428	$7,935	$154	$61,787	$582
U.S. Govt. Agency – GNMA Mortgage-Backed Securities	5,417	47	14,296	371	19,713	418
U.S. Govt. Sponsored Agency CMO & Mortgage-Backed Securities	67,475	564	10,024	225	77,499	789
Asset Backed Securities	2,928	54	4,719	190	7,647	244
U.S. Treasury Notes	80,745	235	—	—	80,745	235

Total available-for-sale investment securities	$210,417	$1,328	$36,974	$940	$247,391	$2,268

Held-to-maturity investment securities:
Municipal Securities	$5,669	$16	$2,392	$16	$8,061	$32

Total held-to-maturity investment securities	$5,669	$16	$2,392	$16	$8,061	$32

	< 12 Continuous Months		> 12 Continuous Months		Total
December 31, 2014	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale investment securities:
U.S. Govt. Agency – SBA Securities	$10,688	$87	$10,095	$258	$20,783	$345
U.S. Govt. Agency – GNMA Mortgage-Backed Securities	12,784	65	8,784	212	21,568	277
U.S. Govt. Sponsored Agency CMO & Mortgage-Backed Securities	64,360	413	6,584	164	70,944	577
Asset Backed Securities	4,849	40	—	—	4,849	40
U.S. Treasury Notes	20,025	6	—	—	20,025	6

Total available-for-sale investment securities	$112,706	$611	$25,463	$634	$138,169	$1,245

Held-to-maturity investment securities:
Municipal Securities	$23,966	$157	$—	$—	$23,966	$157

Total held-to-maturity investment securities	$23,966	$157	$—	$—	$23,966	$157

The unrealized losses in each of the above categories are associated with the general fluctuation of market interest rates and are not an indication of any deterioration in the credit quality of the security issuers. Further, the Company does not intend to sell these securities and is not more-likely-than-not to be required to sell the securities before the recovery of its amortized cost basis. Accordingly, the Company had no securities that were classified as other-than-temporary impaired at December 31, 2015 or 2014, and did not recognize any impairment charges in the consolidated statements of income.

The amortized cost, fair value and the weighted average yield of debt securities at December 31, 2015, are reflected in the table below (dollars in thousands). Maturity categories are determined as follows:

•	U.S. Govt. Agency, U.S. Treasury Notes and U.S. Govt. Sponsored Agency bonds and notes – maturity date

•

U.S. Govt. Sponsored Agency CMO or Mortgage-Backed Securities, U.S. Govt. Agency GNMA Mortgage-Backed Securities, Asset Backed Securities and U.S. Gov. Agency SBA Securities – estimated cash flow taking into account estimated pre-payment speeds

•	Investment grade Corporate Bonds and Municipal Securities – the earlier of the maturity date or the expected call date.

Although, U.S. Government Agency and U.S. Government Sponsored Agency Mortgage-Backed and CMO securities have contractual maturities through 2048, the expected maturity will differ from the contractual maturities because borrowers or issuers may have the right to prepay such obligations without penalties.

	December 31, 2015
Maturities Schedule of Securities (Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-sale:
Due through one year	$66,330	$66,185	1.07%
Due after one year through five years	147,915	147,115	1.27%
Due after five years through ten years	82,063	81,624	1.88%
Due after ten years	20,886	20,861	2.84%

Total available-for-sale	317,194	315,785	1.49%
Held-to-maturity:
Due through one year	2,237	2,243	1.77%
Due after one year through five years	34,307	34,506	1.58%
Due after five years through ten years	5,492	5,590	1.96%

Total held-to-maturity	42,036	42,339	1.64%

Total investment securities	$359,230	$358,124	1.50%

The weighted average yields in the above table are based on effective rates of book balances at the end of the year. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.

During the years ended December 31, 2015, 2014 and 2013 the Company recognized net gains and (losses) on sales of available-for-sale securities and held-to-maturity securities in the amount of $112 thousand, $(47) thousand and $47 thousand, respectively. The Company had net proceeds from the sale of available-for-sale securities and held-to-maturity securities of $5.7 million, $25 million and $7.0 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Investments in FHLB Common Stock

The Company’s investment in the common stock of the FHLB is carried at cost and was $8.0 million as of December 31, 2015 and 2014, respectively. See Note 13 – Borrowings and Subordinated Debentures for a detailed discussion regarding the Company’s borrowings and the requirements to purchase FHLB common stock.

The FHLB has declared and paid cash dividends in 2013, 2014, and 2015. The Company has received cash dividends from the FHLB of $1.1 million, $320 thousand, and $199 thousand for the years ending December 31, 2015, 2014, and 2013, respectively. The Company acquired $3.8 million of FHLB common stock in 2014 as part of the acquisition of 1st Enterprise.

The FHLB has been classified as one of the Company’s primary correspondent banks and is evaluated on a quarterly basis as part of the Company’s evaluation of its correspondent banking relationships under Federal Reserve Board Regulation F.

The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2015 and based on the current financial condition of the FHLB, no impairment losses appear necessary or warranted.

Interest Income on Investment Securities

The following table presents the composition of interest income on investment securities for the periods indicated (dollars in thousands):

	Years ended December 31,
	2015	2014	2013
Taxable interest	$3,773	$2,331	$1,913
Non-taxable interest	745	38	—
Total interest income on investment securities	$4,518	$2,369	$1,913

Note 6 – Loans

The following table presents the composition of the loan portfolio as of the dates indicated (dollars in thousands):

	December 31,
	2015	2014
Commercial and Industrial Loans:	$537,368	$528,517
Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	407,979	339,309
Other Nonresidential Properties	533,168	481,517
Construction, Land Development and Other Land	125,832	72,223
1-4 Family Residential Properties	114,525	121,985
Multifamily Residential Properties	71,179	52,813

Total Loans Secured by Real Estate	1,252,683	1,067,847

Other Loans:	43,112	28,359

Total Loans	$1,833,163	$1,624,723

Loan balances in the table above include net deferred fees and net discount for a total of $22 million and $26 million as of December 31, 2015 and 2014, respectively.

Loans are made to commercial, non-profit organizations and consumers. Specific loan terms vary as to interest rate, repayment, and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower. Credit risk tends to be geographically concentrated in Southern California where a majority of the Company’s loan customers are located.

The Company’s extensions of credit are governed by its credit policies which are established to control the quality, structure and adherence to applicable laws. These policies are reviewed and approved by the Board of Directors on a regular basis.

Commercial and Industrial Loans: Commercial credit is extended primarily to small/middle market businesses, professional enterprises and their owners for business purposes. Typical loan types are working capital loans, loans for financing capital expenditures, asset acquisition loans and other business loans. Loans to closely held businesses will generally be guaranteed in full or in a meaningful amount by the businesses’ major owners. Commercial loans are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying non-real estate collateral provided by the borrower. The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors. Minimum standards and underwriting guidelines have been established for all commercial loan types.

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

Construction and Land Development Loans: The Company defines construction loans as loans where the loan proceeds are controlled by the Company and used for the improvement of real estate in which the Company holds a deed of trust. Land development loans are loans on vacant land that may be developed by the owner of the property sometime in the future. Due to the inherent risk in this type of loan, they are subject to other specific underwriting policy guidelines outlined in the Company’s credit policies and are monitored closely.

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

Other Loans: The Company originates loans to individuals for personal expenditures and investments that the Company maintains in most cases either a deposit or business relationship with. Also included in this category are loans to non-depository financial institutions, non-profit organizations and consumers.

Purchased loans: Loans acquired in acquisitions are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan loss. Loans acquired with deteriorated credit quality are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect principal and interest payments according to the contractual terms of the original loan agreement. Evidence of credit quality deterioration as of the purchase date may include factors such as past due and non-accrual status. The difference between undiscounted contractually required payments at acquisition and the undiscounted cash flows expected to be collected at acquisition is referred to as the non-accretable yield. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.

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

Concentrations

The Company makes commercial, construction, commercial real estate, and consumer home equity loans to customers primarily in Los Angeles, Riverside, Orange, San Bernardino and Ventura Counties. As an abundance of caution, the Company may require commercial real estate collateral on a loan classified as a commercial loan. At December 31, 2015, loans secured by real estate collateral accounted for approximately 69% of the loan portfolio. Of these loans, 96% are secured by first trust deed liens and 4% are secured by second trust deed liens. In addition, 32% are secured by owner-occupied non-residential properties. Loans secured by first trust deeds on commercial real estate generally have an initial loan to value ratio of not more than 75%, except for SBA guaranteed loans which may exceed this level. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk in the proposed credit transaction. In addition, 24% of total loans have been secured by a UCC filing on the business property of the borrower. Approximately 6% of loans are unsecured. The Company’s loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers.

A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economy in the area. The Company’s goal is to continue to maintain a diversified loan portfolio, which requires the loans to be well collateralized and supported by sufficient cash flows.

The following table is a breakout of the Company’s gross loans stratified by the industry concentration of the borrower by their respective NAICS code as of the dates indicated (dollars in thousands):

	December 31,
	2015	2014
Real Estate	$857,021	$744,663
Manufacturing	174,773	161,233
Construction	161,618	113,763
Wholesale	134,093	124,336
Hotel/Lodging	105,741	88,269
Finance	87,734	96,074
Professional Services	60,952	64,215
Healthcare	47,293	43,917
Other Services	45,002	45,781
Retail	38,928	35,503
Restaurant/Food Service	26,226	24,525
Administrative Management	23,736	28,016
Transportation	22,237	18,158
Information	20,171	15,457
Education	9,244	10,253
Management	8,137	1,606
Entertainment	6,188	8,284
Other	4,069	670

Total	$1,833,163	$1,624,723

Small Business Administration Loans

As part of the acquisition of PC Bancorp, the Company acquired loans that were originated under the guidelines of the Small Business Administration (“SBA”) program. The total portfolio of the SBA contractual loan balances being serviced by the Company at December 31, 2015 was $110 million, of which $77 million has been sold. Of the $33 million remaining on the Company’s books, $25 million is not guaranteed and $8 million is guaranteed by the SBA.

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

At December 31, 2015, there were no loans classified as held for sale. At December 31, 2015, the balance of SBA 7a loans originated during the year is $2.0 million, of which $1.5 million is guaranteed by the SBA. The Company does not currently plan on selling these loans, but it may choose to do so in the future.

Allowance for Loan Loss

The allowance for loan loss is established through a provision for loan losses charged to expense, which represents managements’ best estimate of probable losses that exist within the loan portfolio. The Allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, Receivables and allowance allocations calculated in accordance with ASC Topic 450, Contingencies. Accordingly, the Allowance consists of specific and general components. The specific component relates to loans that are categorized as impaired. For loans that are categorized as impaired, a specific allowance is established when the realizable value of the impaired loan is lower than the carrying value of that loan. Impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company may measure impairment based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. In addition, the impaired loan is reevaluated at each subsequent reporting period.

The general component covers non-impaired loans and is based on the historical loan loss experience of the portfolio loan segments for the past 20 quarters, however the Company utilizes Uniform Bank Peer Group (“UBPR”) historical loss data to evaluate potential loss exposure for those loan segments where the Company had no meaningful historical loss experience. The Allowance also includes an assessment of the following qualitative factors: the results of any internal and external loan reviews and any regulatory examination, loan charge-off experience, estimated potential charge-off exposure on each classified loan, credit concentrations, changes in the value of collateral for collateral dependent loans, and any known impairment in the borrower’s ability to repay. The Company also evaluates environmental and other factors such as underwriting standards, staff experience, the nature and volume of loans and loan terms, business conditions, political and regulatory conditions, local and national economic trends. The quantitative portion of the Allowance is adjusted for qualitative factors to account for model imprecision and to incorporate the range of probable outcomes inherent in the estimates used for the Allowance.

The Company conducts a critical evaluation of the credit quality of the loan portfolio and the adequacy of the Allowance on a quarterly basis. The level of the Allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the Allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the Allowance is dependent upon a variety of factors beyond the Company’s control, including among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. Portions of the Allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the Allowance is dependent upon a variety of factors beyond the Company’s control, including among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The following is a summary of activity for the allowance for loan loss for the dates and periods indicated (dollars in thousands):

	December 31,
	2015	2014	2013
Allowance for loan loss at beginning of year	$12,610	$10,603	$8,803
Provision for loan losses	5,080	2,239	2,852
Net (charge-offs) recoveries:
Charge-offs	(2,510)	(692)	(1,912)
Recoveries	502	460	860

Net (charge-offs)	(2,008)	(232)	(1,052)

Allowance for loan loss at end of year	$15,682	$12,610	$10,603

Net (charge-offs) to average loans	(0.12)%	(0.02)%	(0.12)%
Allowance for loan loss to total loans	0.86%	0.78%	1.14%
Allowance for loan loss to total loans accounted for at historical cost, which excludes purchased loans acquired by acquisition	1.25%	1.39%	1.50%

The following tables present, by portfolio segment, the changes in the allowance for loan loss and the recorded investment in loans as of the dates and for the periods indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Year ended – December 31 2015
Allowance for loan loss – Beginning balance	$5,864	$1,684	$4,802	$260	$12,610
Provision for loan losses	1,781	392	2,306	601	5,080
Net (charge-offs) recoveries:
Charge-offs	(2,218)	—	(292)	—	(2,510)
Recoveries	497	—	5	—	502

Total net (charge-offs)	(1,721)	—	(287)	—	(2,008)

Ending balance	$5,924	$2,076	$6,821	$861	$15,682

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Year ended – December 31 2014
Allowance for loan loss – Beginning balance	$5,534	$1,120	$3,886	$63	$10,603
Provision for loan losses	595	564	883	197	2,239
Net (charge-offs) recoveries:
Charge-offs	(619)	—	(73)	—	(692)
Recoveries	354	—	106	—	460

Total net (charge-offs) recoveries	(265)	—	33	—	(232)

Ending balance	$5,864	$1,684	$4,802	$260	$12,610

The following tables present both the allowance for loan loss and the associated loan balance classified by loan portfolio segment and by credit evaluation methodology (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
December 31, 2015
Allowance for loan loss:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,924	2,076	6,821	861	15,682
Purchased credit impaired (loans acquired with deteriorated credit quality)	—	—	—	—	—

Total Allowance for Loan Loss	$5,924	$2,076	$6,821	$861	$15,682

Loans receivable:
Individually evaluated for impairment	$558	$—	$649	$—	$1,207
Collectively evaluated for impairment	536,333	125,832	1,124,667	43,112	1,829,944
Purchased credit impaired (loans acquired with deteriorated credit quality)	477	—	1,535	—	2,012

Total Loans Receivable	$537,368	$125,832	$1,126,851	$43,112	$1,833,163

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
December 31, 2014
Allowance for loan loss:
Individually evaluated for impairment	$222	$—	$—	$—	$222
Collectively evaluated for impairment	5,642	1,684	4,802	260	12,388
Purchased credit impaired (loans acquired with deteriorated credit quality)	—	—	—	—	—

Total Allowance for Loan Loss	$5,864	$1,684	$4,802	$260	$12,610

Loans receivable:
Individually evaluated for impairment	$1,914	$—	$737	$—	$2,651
Collectively evaluated for impairment	525,910	72,223	993,195	28,359	1,619,687
Purchased credit impaired (loans acquired with deteriorated credit quality)	693	—	1,692	—	2,385

Total Loans Receivable	$528,517	$72,223	$995,624	$28,359	$1,624,723

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

The following tables present the risk category of loans by class of loans based on the most recent internal loan classification as of the dates indicated (dollars in thousands):

December 31, 2015	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Pass	$503,006	$125,832	$1,101,548	$40,132	$1,770,518
Special Mention	16,041	—	6,494	43	22,578
Substandard	18,321	—	18,809	2,937	40,067
Doubtful	—	—	—	—	—

Total	$537,368	$125,832	$1,126,851	$43,112	$1,833,163

December 31, 2014	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Pass	$502,624	$72,223	$977,525	$28,358	$1,580,730
Special Mention	8,738	—	4,878	—	13,616
Substandard	17,155	—	13,221	1	30,377
Doubtful	—	—	—	—	—

Total	$528,517	$72,223	$995,624	$28,359	$1,624,723

Age Analysis of Past Due and Non-Accrual Loans

The following tables present an aging analysis of the recorded investment in past due and non-accrual loans as of the dates indicated (dollars in thousands):

December 31, 2015	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non- Accrual	Current	Total Loans
Commercial and Industrial	$—	$—	$—	$—	$1,032	$536,336	$537,368
Construction, Land Development and Other Land	—	—	—	—	—	125,832	125,832
Commercial and Other Real Estate	—	—	—	—	1,019	1,125,832	1,126,851
Other	—	—	—	—	—	43,112	43,112

Total	$—	$—	$—	$—	$2,051	$1,831,112	$1,833,163

December 31, 2014	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non- Accrual	Current	Total Loans
Commercial and Industrial	$192	$233	$—	$425	$2,604	$525,488	$528,517
Construction, Land Development and Other Land	—	—	—	—	—	72,223	72,223
Commercial and Other Real Estate	354	—	—	354	1,305	993,965	995,624
Other	—	—	—	—	—	28,359	28,359

Total	$546	$233	$0	$779	$3,909	$1,620,035	$1,624,723

Included in the non-accrual column above are purchased credit impaired loans of $844 thousand and $1.3 million as of December 31, 2015 and 2014, respectively. Included in the current column are purchased credit impaired loans that have been returned to accrual status of $1.2 million and $1.1 million as of December 31, 2015 and 2014, respectively.

Impaired Loans

Impaired loans are evaluated by comparing the fair value of the collateral, if the loan is collateral dependent, or the present value of the expected future cash flows discounted at the loan’s effective interest rate, if the loan is not collateral dependent, with the recorded investment of a loan.

A valuation allowance is established for an impaired loan when the realizable value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table below as impaired loans “with no specific allowance recorded.” The valuation allowance disclosed below is included in the allowance for loan loss reported in the consolidated balance sheets as of December 31, 2015 and December 31, 2014.

The following tables present, by loan portfolio segment, the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable for the dates and periods indicated. This table excludes purchased credit impaired loans (loans acquired in acquisitions with deteriorated credit quality) of $2.0 million and $2.4 million at December 31, 2015 and 2014, respectively.

Year ended December 31, 2015 (dollars in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and Industrial	$558	$1,027	$—	$672	$—
Commercial and Other Real Estate	649	692	—	70	—
With an allowance recorded:
Commercial and Industrial	—	—	—	—	—
Commercial and Other Real Estate	—	—	—	—	—
Total
Commercial and Industrial	558	1,027	—	672	—
Commercial and Other Real Estate	649	692	—	70	—

Total	$1,207	$1,719	$—	$742	$—

Year ended December 31, 2014 (dollars in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and Industrial	$520	$609	$—	$993	$—
Commercial and Other Real Estate	737	739	—	2,491	—
With an allowance recorded:
Commercial and Industrial	1,394	1,546	222	1,507	—
Total
Commercial and Industrial	1,914	2,155	222	2,500	—
Commercial and Other Real Estate	737	739	—	2,491	—

Total	$2,651	$2,894	$222	$4,991	$—

The following is a summary of additional information pertaining to impaired loans for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Average recorded investment in impaired loans	$742	$4,991	$7,067
Interest foregone on impaired loans	$265	$421	710
Cash collections applied to reduce principal balance	$1,118	$3,014	5,057
Interest income recognized on cash collections	$—	$—	$—

Troubled Debt Restructuring

The Company’s loan portfolio contains certain loans that have been modified in a Troubled Debt Restructuring (“TDR”), where economic concessions have been granted to borrowers experiencing financial difficulties. Loans are restructured in an effort to maximize collections. Economic concessions can include: reductions to the stated interest rate, payment extensions, principal forgiveness or other actions.

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

The following tables include the recorded investment and unpaid principal balances for troubled debt restructured loans at December 31, 2015, December 31, 2014 and December 31, 2013. These tables include TDR loans that were purchased credit impaired (“PCI”). TDR loans that are non-PCI loans are included in the Impaired Loans tables above. As of December 31, 2015, there were three PCI loans that are considered to be TDR loans with a recorded investment of $263 thousand and unpaid principal balances of $969 thousand.

Year ended December 31, 2015 (dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Commercial and Industrial	$627	$1,363	$—

Total	$627	$1,363	$—

Year ended December 31, 2014
Commercial and Industrial	$530	$719	$—
Commercial and Other Real Estate	114	115	—

Total	$644	$834	$—

Year ended December 31, 2013
Commercial and Industrial	$541	$843	$—
Commercial and Other Real Estate	2,173	2,785	—

Total	$2,714	$3,628	$—

The following tables show the pre- and post-modification recorded investment in TDR loans by loan segment that have occurred during the periods indicated (dollars in thousands):

Year ended December 31, 2015	Number of Loans	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Extended Maturity Date and Deferred Principal and Interest Payments:
Commercial and Industrial	3	$1,335	$208

Total	3	$1,335	$208

Year ended December 31, 2014
Reduced Interest Rate and Lengthened Amortization:
Commercial and Industrial	1	$224	$224
Commercial and Other Real Estate	1	114	114

Total	2	$338	$338

Year ended December 31, 2013
Reduced Interest Rate and Lengthened Amortization:
Commercial and Industrial	1	$310	$310

Total	1	$310	$310

Loans are restructured in an effort to maximize collections. Impairment analyses are performed on the Company’s troubled debt restructured loans in conjunction with the normal allowance for loan loss process. The Company’s troubled debt restructured loans are analyzed to ensure adequate cash flow or collateral supports the outstanding loan balance.

There were no commitments to lend additional funds to borrowers whose terms have been modified in troubled debt restructurings at December 31, 2015 or 2014.

There have been no payment defaults in the year ended December 31, 2015 subsequent to modification on troubled debt restructured loans that have been modified within the last twelve months.

Loans Acquired Through Acquisition

The following table reflects the accretable net discount for loans acquired through acquisition, for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2015	2014
Balance, beginning of year	$21,402	$7,912
Accretion, included in interest income	(6,274)	(3,023)
Additions, due to acquisition	—	16,562
Reclassifications to non-accretable yield	(518)	(49)

Balance, end of year	$14,610	$21,402

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

The following table reflects the outstanding balance and related carrying value of PCI loans as of the dates indicated (dollars in thousands):

	December 31, 2015		December 31, 2014
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and Industrial	$2,331	$477	$1,205	$693
Commercial and Other Real Estate	2,250	1,535	3,018	1,692
Other	61	—	62	—

Total	$4,642	$2,012	$4,285	$2,385

There is no related allowance for credit losses with the PCI loans as of December 31, 2015 and 2014 included in the tables above.

The following table reflects the activities in the accretable net discount for PCI loans for the period indicated (dollars in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014
Balance, beginning of year	$324	$395
Accretion, included in interest income	(78)	(71)
Reclassifications from non-accretable yield	—	—

Balance, end of year	$246	$324

Note 7 – Premises and Equipment and Lease Commitments

Premises and equipment are stated at cost less accumulated depreciation and amortization. The following major classifications of premises and equipment are summarized as follows as of the dates indicated (dollars in thousands):

	December 31,
	2015	2014
Furniture and equipment	$8,345	$8,489
Leasehold improvements	7,260	7,009

Total	15,605	15,498
Less: Accumulated depreciation and amortization	(10,466)	(10,121)

Total	$5,139	$5,377

Total depreciation expense for the years ended December 31, 2015, 2014, and 2013 was $1.4 million, $1.0 million, and $1.1 million, respectively.

The following is a schedule of future minimum lease payments for operating leases for office and branch space based upon obligations at December 31, 2015 (dollars in thousands):

Year	Amount
2016	$3,387
2017	3,320
2018	2,491
2019	2,344
2020	2,206
Thereafter	4,118

Total	$17,866

Total rental expense on facilities for the years ended December 31, 2015, 2014 and 2013 was $3.1 million, $2.2 million, and $2.2 million, respectively.

Note 8 – Goodwill, Core Deposit and Leasehold Right Intangibles

Goodwill

At December 31, 2015, the Company had goodwill of $65 million, of which $52 million was related to the 1st Enterprise merger. See Note 2 – Business Combinations for further details on the 1st Enterprise merger. The following table presents changes in the carrying value of goodwill for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2015	2014
Balance, beginning of year	$63,950	$12,292
Measurement-period adjustment	653	—
Goodwill acquired during the year	—	51,658
Impairment losses	—	—

Balance, end of year	$64,603	$63,950

Accumulated impairment losses at end of year	$—	$—

As described in Note 1 – Summary of Significant Accounting Policies, Recent Accounting Pronouncements, the Company early adopted ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustment, which eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. Measurement-period adjustments are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. Prior period information is not revised. In November 2015, the Company recorded a measurement-period adjustment and increased goodwill by $653 thousand due to an additional write-down of $1.1 million taken when the Company finalized the fair value estimate of a loan relationship acquired in the 1st Enterprise merger. The 1st Enterprise merger closed on November 30, 2014. There would not be a significant impact on the consolidated statements of income for the years ended December 31, 2014 and 2015 had such measurement-period adjustment been recognized at the acquisition date, as such loan relationship had been on non-accrual status since early 2015.

The Company’s goodwill was evaluated for impairment during the fourth quarter of 2015, with no impairment loss recognition considered necessary.

Core Deposit Intangibles (“CDI”)

The weighted average amortization period remaining for our core deposit intangibles is 7.94 years. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $1.3 million, $1.1 million, $936 thousand, $692 thousand, and $628 thousand. The Company’s core deposit intangibles were evaluated for impairment at December 31, 2015, taking into consideration the actual deposit runoff of acquired deposits to the level of deposit runoff expected at the date of merger. Based on the Company’s evaluation, no impairment has taken place on the core deposit intangibles. The following table presents the changes in the gross amounts of core deposit intangibles and the related accumulated amortization for the dates and periods indicated (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Gross amount of CDI:
Balance, beginning of year	$9,246	$2,103	$2,103
Additions due to acquisitions	—	7,143	—

Balance, end of year	9,246	9,246	2,103

Accumulated Amortization:
Balance, beginning of year	(1,056)	(665)	(356)
Amortization	(1,680)	(391)	(309)

Balance, end of year	(2,736)	(1,056)	(665)

Net CDI, end of year	$6,510	$8,190	$1,438

Leasehold Right Intangibles

Leasehold right intangible is the present value of the excess of market rate lease payments over the contractual lease payments of an acquired lease. The Company recorded a leasehold right intangible of $390 thousand related to the Los Angeles headquarter lease as part of the 1st Enterprise merger. The recorded value of the Company’s leasehold right intangibles at December 31, 2015 and 2014 was $1.2 million and $1.4 million, respectively.

The amortization of the leasehold right intangibles is recorded within the consolidated income statement under occupancy expense. The net amortization of the leasehold right intangible assets and liabilities resulted in income of $62 thousand, income of $142 thousand, and expense of $313 thousand for the years ended December 31, 2015, 2014 and 2013, respectively. During 2015, the Company recorded a $41 thousand adjustment to the fair value of a lease that was acquired in the 1st Enterprise merger due to a change in the sublease rate assumption since the acquisition date. The adjustment was an expense to merger cost.

Note 9 – Bank Owned Life Insurance

At December 31, 2015 and 2014 the Company had $50 million and $39 million, respectively of Bank-Owned Life Insurance (“BOLI”). The Company recorded non-interest income associated with the BOLI policies of $1.3 million, $660 thousand and $617 thousand for the years ending December 31, 2015, 2014 and 2013, respectively. The increase in the Company’s balance in 2015 by $11 million to $50 million was from the $10 million in new BOLI policies purchased and a net increase of $1.2 million in the cash surrender value of the policies during 2015.

BOLI involves the purchase of life insurance by the Company on a selected group of employees where the Company is the owner and beneficiary of the policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash surrender value of these policies, as well as a portion of the insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. At December 31, 2015, the $50 million was allocated between eight individual insurance companies, with balances ranging from approximately 1% to 37% of the Company’s outstanding BOLI balances. On an annual basis, the Company reviews the financial stability and ratings of all the individual insurance companies to ensure they are adequately capitalized, and that there is minimal risk to the BOLI assets.

Note 10 – Investment in California Organized Investment Network (“COIN”)

During 2015, the Company made investments of $270 thousand in 60 month term, 0% interest rate deposits. The Company made a $220 thousand investment with Enterprise Community Investment, Inc. (“ECII”), that generated a $44 thousand tax credit, and a $50 thousand investment with Valley Economic Development Center (“VEDC”) that generated a $10 thousand tax credit. These investments qualified the Company for a $54 thousand Qualified Investment Tax Credit that was applied to the Company’s 2015 tax provision.

ECII and VEDC are certified Community Development Financial Institutions (“CDFI”) as defined and recognized by the United States Department of Treasury and by the California Organized Investment Network (“COIN”) within the California Department of Insurance.

Based on these investments being certified by the California Department of Insurance, the investments made in 2015 qualified for a 20% or $54 thousand State of California income tax credit in the year made. If the Company were to redeem this deposit prior to its contractual and stated maturity date, the Company would lose the benefit of the tax credit taken in prior years. The investment, to qualify for this specific tax credit, must be for a minimum term of sixty months. In addition, the tax credit is required to be applied during the year in which the investments were made. The deposits made in 2015 mature in 2020. These deposits are not insured by the FDIC, and are included in other assets on the consolidated balance sheet of the Company. The Company’s intentions are to hold these investments to their contractual maturity dates. These investments were also made to meet CRA investment goals.

Note 11 – Qualified Affordable Housing Project Investments

The Company’s investment in Qualified Affordable Housing Projects that generate Low Income Housing Tax Credits (“LIHTC”) was $3.7 million at December 31, 2015 and $4.1 million at December 31, 2014. The funding liability for the LIHTC was $1.1 million at December 31, 2015 compared to $3 million at December 31, 2014. The amount of tax credits and other tax benefits recognized was $543 thousand and $516 thousand as of December 31, 2015 and December 31, 2014, respectively. Further, the amount of amortization expense included in the provision for income taxes was $436 thousand and $370 thousand as of December 31, 2015 and 2014, respectively.

See Note 1 – Summary of Significant Accounting Policies, “Qualified Affordable Housing Project Investments” regarding how the Company accounts for its investments in LIHTC projects.

The following table presents the Company’s original investment in the LIHTC projects, the current recorded investment balance, and the unfunded liability balance of each investment at December 31, 2015 and 2014. In addition, the table reflects the tax credits and tax benefits recorded by the Company during 2015 and 2014, the amortization of the investment and the net impact to the Company’s income tax provision for 2015 and 2014. Also see Note 19 – Income Tax, for the impact of these investments on the Company’s effective tax rate (dollars in thousands):

Qualified Affordable Housing Projects at December 31, 2015	Original Investment Value	Current Recorded Investment	Unfunded Liability Obligation	Tax Credits and Benefits (1)	Amortization of Investments (2)	Net Income Tax Benefit
Enterprise Green Communities West II LP	$1,000	$604	$69	$136	$92	$44
Enterprise Housing Partners Calgreen II Fund LP	2,050	1,426	165	198	164	34
Enterprise Housing Partners XXIV LP	2,000	1,680	806	209	180	29

Total – Investments in Qualified Affordable Housing Projects	$5,050	$3,710	$1,040	$543	$436	$107

Qualified Affordable Housing Projects at December 31, 2014	Original Investment Value	Current Recorded Investment	Unfunded Liability Obligation	Tax Credits and Benefits (1)	Amortization of Investments (2)	Net Income Tax Benefit
Enterprise Green Communities West II LP	$1,000	$704	$162	$127	$84	$43
Enterprise Housing Partners Calgreen II Fund LP	2,050	1,588	635	229	174	55
Enterprise Housing Partners XXIV LP	2,000	1,849	1,685	160	112	48

Total – Investments in Qualified Affordable Housing Projects	$5,050	$4,141	$2,482	$516	$370	$146

Qualified Affordable Housing Projects at December 31, 2013	Original Investment Value	Current Recorded Investment	Unfunded Liability Obligation	Tax Credits and Benefits (1)	Amortization of Investments (2)	Net Income Tax Benefit
Enterprise Green Communities West II LP	$1,000	$787	$190	$236	$160	$76
Enterprise Housing Partners Calgreen II Fund LP	2,050	1,735	1,817	390	314	76
Enterprise Housing Partners XXIV LP	2,000	1,988	1,983	14	11	3

Total – Investments in Qualified Affordable Housing Projects	$5,050	$4,510	$3,990	$640	$485	$155

(1)	The amounts reflected in this column represent both the tax credits, as well as the tax benefits generated by the Qualified Affordable Housing Projects operating loss for the year.
(2)	This amount reduces the tax credits and benefits generated by the Qualified Affordable Housing Projects.

The following table reflects the anticipated net income tax benefit that is expected to be recognized by the Company over the next several years (dollars in thousands):

Qualified Affordable Housing Projects	Enterprise Green Communities West II LP	Enterprise Housing Partners Calgreen II Fund LP	Enterprise Housing Partners XXIV LP	Total Net Income Tax Benefit
Anticipated net income tax benefit less amortization of investments:
2016	$43	$42	$30	$115
2017	43	40	33	116
2018 and thereafter	199	266	290	755

Total – anticipated net income tax benefit in Qualified Affordable Housing Projects	$285	$348	$353	$986

Note 12 – Deposits

At December 31, 2015, 117 customers maintained balances (aggregating all related accounts, including multiple business entities and personal funds of business principals) in excess of $4.0 million. The aggregate amount of such deposits amounted to $1.3 billion or approximately 56% of the Company’s total customer deposit base. The depositors are not concentrated in any industry or business. At December 31, 2015 and 2014, the Company had “reciprocal” CDARS® and ICS® deposits that are classified as “brokered” deposits in regulatory reports. These “reciprocal” CDARS® and ICS® deposits are the only brokered deposits utilized by the Company, and the Company considers these deposits to be “core” in nature.

At December 31, 2015, $58 million out of total time deposits of $59 million mature within one year.

At December 31, 2015 and 2014, the Company had certificates of deposit with balances $100 thousand or more of $55 million and $61 million, respectively, and certificates of deposits with balances $250 thousand or more of $18 million and $20 million, respectively.

The following table shows the maturity of the Company’s time deposits of $100 thousand or more at December 31, 2015.

Maturity of Time Deposits of $100,000 or More*
(Dollars in thousands)
Three months or less	$8,005
Over three through six months	17,513
Over six through twelve months	28,714
Over twelve months	286

Total	$54,518

*	includes CDARS® reciprocal time deposits of $100 thousand or more. Total CDARS® reciprocal time deposits included in the table above are $29 million.

ICS® Reciprocal Non-Interest Bearing Demand Deposits

During 2013 the Company began participating as a member of the Insured Cash Sweep® (“ICS®”) deposit program. Through ICS®, the Company may accept non-interest bearing deposits in excess of the FDIC insured maximum from a depositor and place the deposits through the ICS® network into other member banks in increments of less than the FDIC insured maximum in order to provide the depositor full FDIC insurance coverage. The Company receives an equal dollar amount of deposits from other ICS® member banks in exchange for the deposits the Company places into the ICS® network. These deposits are recorded on the Company’s balance sheet as ICS® reciprocal deposits. At December 31, 2015, the ICS® reciprocal deposits totaled $9.3 million.

CDARS® Reciprocal Time Deposits

The Company participates and is a member of the Certificate of Deposit Account Registry Service (CDARS®) deposit product program. Through CDARS®, the Company may accept deposits in excess of the FDIC insured maximum from a depositor and place the deposits through a network to other CDARS® member banks in increments of less than the FDIC insured maximum to provide the depositor full FDIC insurance coverage. Where the Company receives an equal dollar amount of deposits from other CDARS® member banks in exchange for the deposits the Company places into the network, the Company records these as CDARS® reciprocal deposits. At December 31, 2015 and 2014, CDARS® reciprocal deposits totaled $29 million and $30 million, respectively.

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

As discussed in Note 5 – Investment Securities, the Company has pledged certain investments as collateral for these agreements. Securities with a fair value of $47 million and $32 million were pledged to secure the Repos at December 31, 2015 and December 31, 2014, respectively.

The tables below describe the terms and maturity of the Company’s securities sold under agreements to repurchase as of the dates indicated (dollars in thousands):

	December 31, 2015
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
December 31, 2015	$14,360	0.08% – 0.25%	4 days	January 4, 2016

Total	$14,360	0.19%

	December 31, 2014
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
December 31, 2014	$9,411	0.13% – 0.25%	2 days	January 2, 2015

Total	$9,411	0.20%

Federal Home Loan Bank Borrowings

The Company maintains a secured credit facility with the FHLB, allowing the Company to borrow on an overnight and term basis. The Company’s credit facility with the FHLB is $651 million, which represents approximately 25% of the Bank’s total assets, as reported by the Bank in its September 30, 2015 Federal Financial Institution Examination Council (FFIEC) Call Report.

As of December 31, 2015, the Company had $821 million of loan collateral pledged with the FHLB which provides $544 million in borrowing capacity. The Company has $20 million in investment securities pledged with the FHLB to support this credit facility. In addition, the Company must maintain an investment in the Capital Stock of the FHLB. Under the FHLB Act, the FHLB has a statutory lien on the FHLB capital stock that the Company owns and the FHLB capital stock serves as further collateral under the borrowing line.

The Company had no outstanding advances (borrowings) with the FHLB as of December 31, 2015 or 2014.

Interest on FHLB advances is generally paid monthly, quarterly or semi-annually depending on the terms of the advance, with principal and any accrued interest due at maturity. The Company had no FHLB borrowings during 2015 or 2014, except for the annual testing of the borrowing lines. The Company is required to purchase FHLB common stock to support its FHLB advances. At December 31, 2015 and 2014, the Company had $8.0 million and $8.0 million of FHLB common stock, respectively. The current value of the FHLB common stock of $8.0 million would support FHLB advances up to $297 million. Any advances from the FHLB in excess of $297 million would require additional purchases of FHLB common stock.

The FHLB has historically repurchased a portion to all of its excess capital from each bank where the level of capital is in excess of that bank’s current average borrowings above a certain minimum. The FHLB’s program whereby the FHLB analyzes each member bank’s capital requirement and returns each bank’s excess capital above a certain minimum not needed for current borrowings resulted in the repurchase of the Company’s FHLB common stock during 2013 by the FHLB. The FHLB did not repurchase any of the Company’s investment in FHLB capital stock during 2015 or 2014. The Company acquired FHLB capital stock of $3.8 million in 2014 from the acquisition of 1st Enterprise.

The FHLB has paid or declared dividends on its capital stock for all four quarters of the years ending December 31, 2015, 2014 and 2013.

Subordinated Debentures

The following table summarizes the terms of each issuance of subordinated debentures outstanding as of December 31, 2015:

Series	Amount (in thousands)	Issuance Date	Maturity Date	Rate Index	Current Rate	Next Reset Date
Trust I	$6,186	12/10/04	03/15/35	3 month LIBOR+2.05%	2.56%	03/15/16
Trust II	3,093	12/23/05	03/15/36	3 month LIBOR+1.75%	2.26%	03/15/16
Trust III	3,093	06/30/06	09/15/36	3 month LIBOR+1.85%	2.36%	03/15/16

Subtotal	12,372
Unamortized fair value adjustment	2,675

Net	$9,697

The Company had an aggregate outstanding contractual balance of $12 million in subordinated debentures at December 31, 2015. These subordinated debentures were acquired as part of the PC Bancorp merger and were issued to trusts originally established by PC Bancorp, which in turn issued trust preferred securities. These subordinated debentures were issued in three separate series. Each issuance had a maturity of 30 years from their approximate date of issue. All three subordinated debentures are variable rate instruments that reprice quarterly based on the three month LIBOR plus a margin (see tables above). All three subordinated debentures had their interest rates reset in December 2015 at the current three month LIBOR plus their index, and will continue to reprice quarterly through their maturity date. All three subordinated debentures are currently callable at par with no prepayment penalties.

The original fair value adjustment related to the subordinated debentures was $3.3 million. The Company recorded $159 thousand, $120 thousand, and $210 thousand in amortization expense related to the fair value adjustment in 2015, 2014, and 2013, respectively. At December 31, 2015 the Company is estimating a remaining life of approximately 20 years on the subordinated debentures and is amortizing the fair value adjustment based on this estimated average remaining life. The Company is projecting annual amortization expense of approximately $159 thousand related to the fair value adjustment on the subordinated debentures.

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

Short-term Borrowings

Details regarding the Company’s short-term borrowings for the dates and periods indicated are reflected in the table below (dollars in thousands):

	Year Ended December 31,
	2015			2014
	Balance	Average Balance	Weighted Average Rate	Balance	Average Balance	Weighted Average Rate
Securities sold under agreements to repurchase	$14,360	$13,966	0.22%	$9,411	$13,579	0.25%

The maximum amount of short-term borrowings outstanding at any month-end was $17 million and $16 million in 2015 and 2014, respectively.

Note 14 – Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations and utilizes interest rate swap agreements (“swaps”) as part of its asset/liability management strategy to help manage its interest rate risk position. The Company has two counterparty banks.

Derivative Financial Instruments Acquired from 1st Enterprise

At December 31, 2015, the Company has twelve interest rate swap agreements with customers and twelve offsetting interest-rate swaps with a counterparty bank that were acquired as a result of the merger with 1st Enterprise on November 30, 2014. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Company a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating significant interest rate risk in the Company’s earnings.

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

The Company believes the risk of loss associated with counterparty borrowers relating to interest rate swaps is mitigated as the loans with swaps are underwritten to take into account potential additional exposure, although there can be no assurances in this regard since the performance of the swaps is subject to market and counterparty risk. At December 31, 2015 and 2014, the total notional amount of the Company’s swaps acquired from 1st Enterprise was $28 million and $36 million, respectively.

The following tables present the fair values of the asset and liability of the Company’s derivative instruments acquired from 1st Enterprise as of the dates and periods indicated (dollars in thousands):

	Asset Derivatives
	December 31, 2015	December 31, 2014
Interest rate swap contracts fair value	$881	$719

Balance sheet location	Accrued Interest Receivable and Other Assets	Accrued Interest Receivable and Other Assets

	Liability Derivatives
	December 31, 2015	December 31, 2014
Interest rate swap contracts fair value	$881	$719

Balance sheet location	Accrued Interest Payable and Other Liabilities	Accrued Interest Payable and Other Liabilities

Derivative Financial Instruments Acquired from PC Bancorp

At December 31, 2015, the Company also has nineteen pay-fixed, receive-variable, interest rate contracts that are designed to convert fixed rate loans into variable rate loans. The Company acquired these interest rate swap contracts on July 31, 2012 as a result of the merger with PC Bancorp. All of the interest rate swap contracts acquired from PC Bancorp are with the same counterparty bank. The outstanding swaps have original maturities of up to 15 years.

The following table presents the notional amount and the fair values of the asset and liability of the Company’s derivative instruments acquired from PC Bancorp as of the dates indicated (dollars in thousands):

	Liability Derivatives
	December 31, 2015	December 31, 2014
Fair Value Hedges
Total interest rate contracts notional amount	$25,938	$29,289

Derivatives not designated as hedging instruments:
Interest rate swap contracts fair value	$313	$519
Derivatives designated as hedging instruments:
Interest rate swap contracts fair value	1,351	2,277

Total interest rate contracts fair value	$1,664	$2,796

Balance sheet location	Accrued Interest Payable and Other Liabilities	Accrued Interest Payable and Other Liabilities

The Effect of Derivative Instruments on the Consolidated Statements of Income

The following table summarizes the effect of derivative financial instruments on the consolidated statements of income for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Derivatives not designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$206	$219	$306
Payments on interest rate swap contracts on loans	(263)	(273)	(289)

Net increase (decrease) in other non-interest income	(57)	(54)	17

Interest rate swap contracts – subordinated debenture
Increase in fair value of interest rate swap contracts	—	—	70
Payments on interest rate swap contracts on subordinated debentures	—	—	(70)

Net increase in other non-interest income	—	—	—

Net increase (decrease) in other non-interest income	$(57)	$(54)	$17

Derivatives designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$926	$927	1,719
Increase (decrease) in fair value of hedged loans	133	315	(554)
Payments on interest rate swap contracts on loans	(1,089)	(1,256)	(1,294)

Net decrease in interest income on loans	(30)	(14)	(129)

Under all of the Company’s interest rate swap contracts, the Company is required to pledge and maintain collateral for the credit support under these agreements. At December 31, 2015, the Company has pledged $2.0 million in investment securities, $2.7 million in certificates of deposit, for a total of $4.7 million, as collateral under the swap agreements.

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

The table below presents the Company’s financial instruments that may be eligible for offsetting which include securities sold under agreements to repurchase that have no enforceable master netting arrangement and derivative securities that could be offset in the consolidated financial statements due to an enforceable master netting arrangement (dollars in thousands):

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount (Collateral over liability balance required to be pledged)
				Financial Instruments	Collateral Pledged
December 31, 2015
Financial Assets:
Interest rate swap contracts fair value (see Note 14 – Derivative Financial Instruments)	$881	$—	$881	$881	$—	$—

Total	$881	$—	$881	$881	$—	$—

Financial Liabilities:
Interest rate swap contracts fair value (see Note 14 – Derivative Financial Instruments)	$2,545	$—	$2,545	$2,545	$4,759	$2,214
Securities sold under agreements to repurchase	14,360	—	14,360	14,360	46,596	32,236

Total	$16,905	$—	$16,905	$16,905	$51,355	$34,450

December 31, 2014
Financial Assets:
Interest rate swap contracts fair value (see Note 14 – Derivative Financial Instruments)	$719	$—	$719	$719	$—	$—

Total	$719	$—	$719	$719	$—	$—

Financial Liabilities:
Interest rate swap contracts fair value (see Note 14 – Derivative Financial Instruments)	$3,515	$—	$3,515	$3,515	$4,150	$635
Securities sold under agreements to repurchase	9,411	—	9,411	9,411	32,304	22,893

Total	$12,926	$—	$12,926	$12,926	$36,454	$23,528

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

Pursuant to the merger with 1st Enterprise as discussed in Note 2 above, CU Bancorp adopted the 1st Enterprise 2006 Stock Incentive Plan, as amended (“2006 Stock Incentive Plan”), as its own equity plan and all stock options granted by 1st Enterprise thereunder were fully vested and exercisable and were converted to CU Bancorp stock options on substantially the same terms but adjusted to reflect the exchange ratio set forth in the Merger Agreement and applicable Internal Revenue Code provisions and related regulations. No new equity awards will be granted under the 2006 Stock Incentive Plan. A total of 802,766 converted 1st Enterprise stock options were adopted into CU Bancorp stock options under the Equity Plan with a fair value of $9.6 million and an intrinsic value of $11 million at the merger date.

Under the Equity Plan, there are a total of 1,490,547 shares authorized. A total of 987,583 shares have been issued out of the plan, with 73,541 of these issued shares subsequently cancelled and returned back into the plan, leaving 576,505 available to be issued.

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

During 2015, the Company had a combined federal and state excess tax benefit of $1.3 million, related to the vesting of restricted stock and the exercise of stock options during 2015, of which $384 thousand was related to restricted stock and $890 thousand was related to stock options. This excess tax benefit was recorded to additional paid in capital during the year ending December 31, 2015.

During 2014, the Company had a combined federal and state excess tax benefit of $582 thousand, related to the vesting of restricted stock and the exercise of stock options during 2014, of which $233 thousand was related to restricted stock and $349 thousand was related to stock options. This excess tax benefit was recorded to additional paid in capital during the year ending December 31, 2014.

During 2013, the Company had a combined federal and state excess tax benefit of $659 thousand, related to the vesting of restricted stock and the exercise of stock options during 2013, of which $96 thousand was related to restricted stock and $563 thousand was related to stock options. This excess tax benefit was recorded to additional paid in capital during the year ending December 31, 2013.

At December 31, 2015, future compensation expense related to unvested restricted stock grants aggregated to the amounts reflected in the table below (dollars in thousands):

Future Stock Based Compensation Expense	Restricted Stock
2016	$2,149
2017	789
2018	284
2019	35
Thereafter	—

Total	$3,257

At December 31, 2015, the weighted-average period over which the total compensation cost related to unvested restricted stock grants not yet recognized is 1.8 years. There was no future compensation expense related to stock options as of December 31, 2015. All stock options outstanding at December 31, 2015 are vested.

The estimated fair value of both incentive stock options and non-qualified stock options granted in prior years, have been calculated using the Black-Scholes option pricing model. There have been no incentive stock options and no non-qualified stock options issued in 2013, 2014 or 2015. The following is the listing of the input variables and the assumptions utilized by the Company for each parameter used in the Black-Scholes option pricing model in prior years:

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

Stock Options

There were no stock options granted by the Company in 2013, 2014 or 2015.

The following table summarizes the stock option activity under the plans for the year ended December 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock options at December 31, 2014	1,016,490	$10.13	1.6	$15,479
Granted	—
Exercised	(454,019)
Forfeited	(5,000)
Expired	—

Outstanding stock options at December 31, 2015	557,471	$10.57	0.8	$8,248

Exercisable options at December 31, 2015	557,471	$10.57	0.8	$8,248
Unvested options at December 31, 2015	—

The Company recorded stock option expense of $2 thousand, $10 thousand and $21 thousand, for the years ended December 31, 2015, 2014, and 2013, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 was $6.5 million, $2.1 million, and $2.3 million, respectively.

Restricted Stock

The weighted-average grant-date fair value per share in the table below is calculated by taking the total aggregate cost of the restricted shares issued divided by the number of shares of restricted stock issued. The aggregate cost of the restricted stock was calculated by multiplying the number of shares granted at each of the grant dates by the closing stock price of the Company’s common stock on the date of the grant. The following table summarizes the restricted stock activity under the Equity Plan for the year ended December 31, 2015:

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Unvested, at December 31, 2014	309,506	$16.41
Granted	132,500	21.51
Vested	(119,873)	14.52
Cancelled and forfeited	(10,675)	16.92

Unvested, at December 31, 2015	311,458	$19.29

Restricted stock compensation expense related to the restricted stock grants reflected in the table above was $2.7 million, $1.7 million, and $1.1 million for the period ended December 31, 2015, 2014, and 2013, respectively. Restricted stock awards reflected in the table above are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed. The weighted-average grant-date fair value per share for restricted stock granted for 2015, 2014, and 2013 was $21.51, $19.39, and $16.80, respectively. The total fair value of shares vested during the year for 2015, 2014, and 2013 is $2.7 million, $2.3 million, and $1.4 million, respectively. In 2015, the Company granted 40,000 shares of Restricted Stock Unit (“RSU”) under the Equity Plan to one of its executive officers. Such grant is reflected in the table above. The shares of common stock underlying the 40,000 shares of RSU will not be issued until the RSUs vest and are not included in the Company’s shares outstanding as of December 31, 2015.

The RSUs are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed.

Note 17 – Supplemental Executive and Director Retirement Plans

Supplemental Executive Retirement Plan

The Company adopted a non-qualified supplemental executive retirement plan (“SERP”) for certain executives of the Company. In addition, the Company acquired several SERP plans from the 2012 PC Bancorp acquisition. These SERP plans provide the designated executives with retirement benefits. Pre-retirement survivor benefits are provided for designated beneficiaries of participants who do not survive until retirement in an amount equal to the lump sum actuarial equivalent of the participant’s accrued benefit under the SERP. The SERP is considered an unfunded plan for tax and ERISA purposes. All obligations arising under the SERP are payable from the general assets of the Company. At December 31, 2015 and 2014, the SERP plan had accrued liabilities of $3.3 million and $3.2 million, respectively.

As a result of its acquisition of 1st Enterprise in 2014, the Company acquired a deferred compensation plan with a liability balance of $596 thousand at December 31, 2014. This deferred compensation plan was established in which eligible employees can elect to defer a percentage of salary of bonuses to be paid after terminating employment with the Company. Payments can be made in lump sum or equal installments for as long as 10 years. A deferral account is established for each participant and the account will earn interest quarterly based on the Company’s established crediting rate. Participants are immediately 100% vested for the amount of their deferral account.

The Company acquired, as a result of its acquisition of PC Bancorp, a Supplemental Employee Salary Continuation Plan, a Deferred Director Fee Plan, and a Split Dollar Employee Insurance Plan for certain executive officers and one Director of PC Bancorp. At December 31, 2015, the accrued liability of the PC Bancorp Supplemental Employee Salary Plan was $1.1 million, and the accrued liability of the Deferred Director Fee Plan was $282 thousand.

The Company recorded a total of $947 thousand, $705 thousand, and $661 thousand in deferred salary compensation expense for the years ended December 31, 2015, 2014 and 2013, respectively, related to the deferred compensation plans.

Split Dollar Employee Insurance Plan

The Company’s accrued liability for the Split Dollar Employee Insurance Plan was $1.2 million and $1.2 million at December 31, 2015 and 2014, respectively. The Company recorded split dollar life insurance expense of $39 thousand, $38 thousand, and $36 thousand in 2015, 2014 and 2013 respectively, related to the split dollar policies.

Note 18 – Defined Contribution Plan 401(k)

The Company has a 401(k) defined contribution plan for the benefit of its employees. The California United Bank 401(k) Profit Sharing Plan (the “401(k) Plan”) allows eligible employees to contribute a portion of their income to a trust for investment on a pre-tax basis until retirement. Participants are 100% vested in their own deferrals.

Effective January 1, 2013, the Company’s 401(k) Plan was amended and the “safe harbor” or guaranteed employer contributions were discontinued. The Company adopted instead, an “employer match” type of contribution for the benefit of the employees covered under the plan. The employer matching contributions are not fully vested until the employee completes five years of service.

In 2013, the Company matched $0.50 on the dollar for every dollar the employee contributed to the plan, up to a maximum of 4% of the employee’s eligible compensation subject to an IRS limitation.

In 2015 and 2014, the Company matched $0.50 on the dollar for every dollar the employee contributed to the plan, up to a maximum of 3% of the employee’s eligible compensation subject to an IRS limitation. The dollar amount an individual employee may contribute to this plan is subject to regulatory limits.

The Company’s expense relating to the contributions made to the 401(k) plan for the benefit of its employees was $642 thousand, $418 thousand and $431 thousand for the years ended December 31, 2015, 2014, and 2013, respectively.

Note 19 – Income Taxes

The Company provides for current federal and state income taxes payable and for deferred taxes that result from differences between financial accounting rules and tax laws governing the timing of recognition of various income and expense items. The Company recognizes deferred income tax assets and liabilities for the future tax effects of such temporary differences based on the difference between the financial statement and tax bases of the existing assets and liabilities using the statutory rate expected in the years in which the differences are expected to reverse. The effect on deferred taxes of any enacted change in tax rates is recognized in income in the period that includes the enactment date. The future realization of any of the Company’s deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. Based on historical and future expected taxable earnings and available tax strategies, the Company concluded that it is more likely than not that all the benefit of the deferred tax assets will be realized, with the exception of the deferred tax assets related to certain capital loss carryforward from separate reporting years that are subject to limitation.

The tax effects from an uncertain tax position are recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. The Company believes that there are no material uncertain tax positions at December 31, 2015, 2014, and 2013. Interest and penalties related to uncertain tax positions are recorded as part of other operating expense.

Income tax expense consists of the following (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Current provision
Federal	$9,265	$4,517	$1,669
State	2,923	1,183	238

Total current provision	12,188	5,700	1,907
Deferred provision
Federal	291	382	2,674
State	389	350	427

Total deferred provision	680	732	3,101

Total current and deferred provision	$12,868	$6,432	$5,008

The following is a summary of the components of the net deferred tax asset recognized in the accompanying balance sheets as of the dates indicated (dollars in thousands):

	December 31,
	2015	2014
Deferred Tax Assets
Federal tax loss carryforward	$64	$99
State tax loss carryforward	170	162
Allowance for loan loss	7,473	5,823
Purchase accounting and loan fair value adjustments	7,024	9,430
Accruals and other liabilities	958	1,457
Stock compensation and deferred compensation costs	5,732	6,703
Net unrealized loss on securities available-for-sale	593	—
Start up, organizational and other costs	332	612

Total deferred tax assets	22,346	24,286

Deferred Tax Liabilities
Net unrealized gain on securities available-for-sale	—	(138)
State taxes	(441)	(1,041)
Unamortized fair value on subordinated debentures	(1,230)	(1,310)
Core deposit intangibles	(2,984)	(3,754)
Prepaid expense and other	(652)	(1,524)

Total deferred tax liabilities	(5,307)	(7,767)

Valuation allowance	(6)	(15)

Deferred tax assets, net	$17,033	$16,504

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

The Company has federal net operating loss carryforwards attributable to the COSB acquisition of $0 and $282 thousand and state net operating loss carryforwards of $0 and $165 thousand at December 31, 2015, and 2014, respectively. The decrease in both the federal and state net operating loss carryforwards was attributable to the Company being able to utilize all remaining carryforwards from the COSB acquisition in both federal and state net operating loss carryforwards in the 2015 tax provision. The federal and state net operating loss carryforwards from the COSB acquisition are subject to an annual limitation of $624 thousand due to the ownership change on December 31, 2010.

In addition, the Company has a state tax capital loss carryforward acquired from the PC Bancorp acquisition of $54 thousand at December 31, 2015 and at December 31, 2014. The capital loss carryforward will expire in 2016. The Company has recorded a full valuation allowance against the state tax capital loss carryforward as it is more likely than not that the credit will not be realized.

The Company has a $1.3 million state net operating loss carryforward at CU Bancorp that arose from CU Bancorp’s 2012 separately filed tax return. The ability to utilize this net operating loss is dependent upon allocation of sufficient consolidated income to CU Bancorp in the future based on a three-factor formula. In assessing the need for a valuation allowance against these losses, the Company carefully weighed both positive and negative evidence currently available. Based upon the evidence, the Company concluded it is more likely than not that these net operating losses will be realized before the expiration in 2032.

The Company also has a $182 thousand capital loss carryforward that was generated in 2014. The Company concluded it is more likely than not that these capital loss carryforward will be realized before the expiration in 2019.

The Company’s investments in Qualified Affordable Housing Projects generated low income housing tax credits and benefits net of investment amortization of $107 thousand and $146 thousand in 2015 and 2014, respectively. See Note 11 – Investments in Qualified Affordable Housing Projects for a discussion on the investments.

The following table presents a reconciliation of the statutory income tax rate to the consolidated effective income tax rate for each of the periods indicated (dollars in thousands):

	For Years Ended December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
Federal income tax expense at statutory rate	$11,937	35.00%	$5,369	35.00%	$5,178	35.00%
State franchise taxes, net of federal benefit, excluding LIHTC investments	2,236	6.55	1,209	7.88	524	3.54
Effect of rate change on net deferred tax asset	—	—	—	—	(326)	(2.20)
Release of state valuation allowance on use of net operating loss	(29)	(0.09)	(68)	(0.44)	(68)	(0.46)
Meals and entertainment, dues and other non-deductible items	132	0.39	75	0.49	54	0.37
Cash surrender life insurance	(453)	(1.33)	(231)	(1.51)	(210)	(1.42)
Stock compensation expense	(100)	(0.29)	(53)	(0.35)	(126)	(0.85)
LIHTC investments	(141)	(0.41)	(119)	(0.77)	(155)	(1.05)
Merger costs	—	—	515	3.36	5	0.03
Tax Exempt Income	(314)	(0.92)	—	—	—	—
Other	(400)	(1.17)	(265)	(1.73)	132	0.89

	$12,868	37.73%	$6,432	41.93%	$5,008	33.85%

The Company’s federal income tax returns for the years ended December 31, 2012 through 2014 are open for examination by federal taxing authorities and the Company’s state income tax returns for the years ended December 2011 through 2014 are open for examination by state taxing authorities.

The Company is undergoing an examination by the California Franchise Tax Board of the Enterprise Zone net interest deduction that the Company included in its California 2011 and 2012 tax returns. The California Franchise Tax Board has issued a closing letter with no material adjustments that impact the consolidated financial statements.

During 2015, the Company concluded an examination of the 2010 and 2011 California tax return of PC Bancorp by the California Franchise Tax Board with no material adjustments that impacted the consolidated financial statements.

The Company has not been notified of any other pending tax examinations by taxing authorities.

Note 20 – Shareholders’ Equity

Common Stock

Holders of shares of the Company’s common stock are entitled to one vote for each share held of record on all matters voted upon by shareholders. Furthermore, the holders of the Company’s common stock have no preemptive rights to subscribe for new issue securities, and shares of the Company’s common stock are not subject to redemption, conversion, or sinking fund provisions.

With respect to the payment of dividends, after the preferential dividends upon all other classes and series of stock entitled thereto have been paid or declared and set apart for payment, then the holders of the Company’s common stock are entitled to such dividends as may be declared by the Company’s board of directors out of funds legally available under the laws of the State of California. Refer to Note 22 – Regulatory Matters for further discussion on restrictions on dividends.

Upon the Company’s liquidation or dissolution, the assets legally available for distribution to holders of the Company’s shares of common stock, after payment of all the Company’s obligations and payment of any liquidation preference of all other classes and series of stock entitled thereto, including the Company’s preferred stock, are distributable ratably among the holders of the Company’s common stock.

During 2015, the Company issued 454,019 shares of stock from the exercise of employee stock options for a total value of $4.3 million. The Company also issued 92,500 shares of restricted stock to the Company’s directors and employees, cancelled 10,675 shares of unvested restricted stock related to employee turnover and cancelled 44,311 shares of restricted stock that had a value of $971 thousand when employees elected to pay their tax obligation via the repurchase of the stock by the Company. The net issuance of restricted stock for 2015 was 81,825 shares. The Equity Plan, as amended, allows employees to make an election to have a portion of their restricted stock that became vested during the year repurchased by the Company to provide funds to pay the employee’s tax obligation related to the vesting of the stock. See Note 16 – Stock Options and Restricted Stock under “Equity Compensation Plans” for a more detailed analysis related to the issuances of these shares.

Preferred Stock

As discussed in Note 2, Business Combinations, the Company completed the merger with 1st Enterprise on November 30, 2014. As part of the Merger Agreement, 16,400 shares of preferred stock issued by 1st Enterprise as part of the Small Business Lending Fund (SBLF) program of the United States Department of the Treasury was converted into 16,400 CU Bancorp shares with substantially identical terms. CU Bancorp Preferred Stock has a liquidation preference amount of $1 thousand per share, designated as the Company’s Non-Cumulative Perpetual Preferred Stock, Series A. The U.S. Department of the Treasury is the sole holder of all outstanding shares of CU Bancorp Preferred Stock. The CU Bancorp Preferred Stock had an estimated life of four years and the fair value was $16 million at the merger date, resulting in a net discount of $479 thousand. The life-to-date and the year-to-date accretion on the net discount as of December 31, 2015 is $1.1 million and $991 thousand, respectively. The net carrying value of the CU Bancorp Preferred Stock is $17 million ($16 million plus of $0.6 million net premium) as of December 31, 2015.

Dividends on the Company’s Series A Preferred Stock are payable quarterly in arrears if authorized and declared by the Company’s board of directors out of legally available funds, on a non-cumulative basis, on the $1 thousand per share liquidation preference amount. Dividends are payable on January 1, April 1, July 1 and October 1 of each year. The current coupon dividend rate is fixed at 1% through January 1, 2016. The coupon dividend rate will adjust to 9% if the preferred stock remains outstanding beyond January 2016. However, the dividend yield through November 30, 2018 approximates 7% as a result of business combination accounting. Dividends on the Series A Preferred Stock are non-cumulative. There is no sinking fund with respect to dividends on the Series A Preferred Stock. So long as the Company’s Series A Preferred Stock remains outstanding, the Company may declare and pay dividends on the common stock only if full dividends on all outstanding shares of Series A Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, holders of the Series A Preferred Stock will be entitled to receive for each share of Series A Preferred Stock, out of the Company’s assets or proceeds available for distribution to the Company’s shareholders, subject to any rights of the Company’s creditors, before any distribution of assets or proceeds is made to or set aside for the holders of the common stock, payment of an amount equal to the sum of (i) the $1 thousand liquidation preference amount per share and (ii) the amount of any accrued and unpaid dividends on the Series A Preferred Stock. To the extent the assets or proceeds available for distribution to shareholders are not sufficient to fully pay the liquidation payments owing to the holders of the Series A Preferred Stock and the holders of any other class or series of the stock ranking equally with the Series A Preferred Stock, the holders of the Series A Preferred Stock and such the Company’s stock will share ratably in the distribution. Holders of the Series A Preferred Stock have no right to exchange or convert their shares into common stock or any other securities and do not have voting rights.

Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the periods indicated (dollars in thousands):

	Before Tax	Tax Effect	Net of Tax
Year ended December 31, 2015
Net unrealized gains (losses) on investment securities:
Beginning balance	$333	$(143)	$190

Net unrealized gain (losses) arising during the period	(1,742)	736	(1,006)

Ending balance	$(1,409)	$593	$(816)

	Before Tax	Tax Effect	Net of Tax
Year ended December 31, 2014
Net unrealized gains (losses) on investment securities:
Beginning balance	$(348)	$143	$(205)

Net unrealized gain (losses) arising during the period	681	(286)	395

Ending balance	$333	$(143)	$190

Note 21 – Commitments and Contingencies

The Company follows accounting guidance related to “Accounting for Contingencies” which provides criteria for determining whether a company must accrue or disclose a loss contingency. Under these guidelines, a loss contingency is defined as “an existing condition, situation, or set of circumstances involving uncertainty to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur. A potential loss resulting from pending litigation is to be accrued when it is probable that one or more future events will occur confirming the fact of the loss and when “the amount of the loss can be reasonably estimated.” If an enterprise determines that one or both of these conditions have not been met, accounting guidance requires an enterprise to disclose a loss contingency when “there is at least a reasonable possibility that a loss may have occurred.” This disclosure “shall give an estimate of the possible loss or range of losses or state that such an estimate cannot be made.”

Litigation

From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company accrues for any probable loss contingencies that are estimable and discloses any material losses. As of December 31, 2015, there were no legal proceedings against the Company the outcome of which are expected to have a material adverse impact on the Company’s financial position, results of operations or cash flows, as a whole.

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

Financial instruments with off balance sheet risk include commitments to extend credit of $806 million and $720 million at December 31, 2015 and 2014, respectively. Included in the aforementioned commitments were standby letters of credit outstanding of $73 million and $57 million at December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the Company had established reserve for estimated losses on unfunded loan commitments of $608 thousand and $471 thousand, respectively. These balances are included in other liabilities on the balance sheet.

Note 22 – Regulatory Matters

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

The Company currently includes in Tier 1 capital an amount of subordinated debentures equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity less goodwill, core deposit intangibles and a portion of the SBA servicing assets. On July 2, 2013, the Board of Governors of the Federal Reserve System (“Federal Reserve”) approved a final rule (the “Final Rule”) that revises the current capital rules for U.S. banking organizations including the capital rules for the Company. The FDIC adopted the rule as an “interim final rule” on July 9, 2013. The Final Rule implements the regulatory capital reforms recommended by the Basel Committee. The Final Rule permanently grandfathers non-qualifying capital instruments, such as trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010, for inclusion in the Tier 1 Risk-based capital of banking organizations with total consolidated assets less than $15 billion as of December 31, 2009, such as the Company. As a result, the Company’s trust preferred securities will continue to be included in Tier 1 Risk-Based Capital. The Company also currently includes in its Tier 1 capital an amount of Non-Cumulative Perpetual Preferred Stock, Series A issued under the

SBLF program. The U.S. Department of the Treasury is the sole holder of all outstanding shares of CU Bancorp Preferred Stock. Under the Final Rule, the CU Bancorp Preferred Stock will continue to be included in Tier 1 risk-based capital.

As of December 31, 2015, the Company and the Bank are categorized as well-capitalized under the regulatory framework for Prompt Corrective Action. To be categorized as well-capitalized the Company and Bank must maintain minimum Total risk-based capital, Tier 1 risk-based capital, Common Equity Tier 1 and Tier 1 leverage ratios, as set forth in the following table.

The following tables present the Total risk-based capital ratio, Tier 1 risk-based capital ratio, Common equity tier 1 ratio and the Tier 1 leverage ratio of the consolidated Company in addition to the Bank as of December 31, 2015, and December 31, 2014, and compare the actual ratios to the capital requirements imposed by government regulations. All amounts reflected in the table below are stated in thousands, except percentages:

CU Bancorp

	December 31, 2015	December 31, 2014	Adequately Capitalized	Well Capitalized
	Amount	Amount	(greater than or equal to)
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.67%	12.92%	4.0%	5.00%
Common Equity Tier 1 ratio	9.61%	—	4.5%	6.5%
Total Tier 1 risk-based capital ratio	10.85%	10.95%	6.0%	8.0%
Total risk-based capital ratio	11.54%	11.61%	8.0%	10.0%

Regulatory Capital Data:
Common Equity Tier 1	$223,977	—
Total Tier 1 capital	252,681	$218,147
Total risk-based capital	268,971	231,228
Average total assets*	2,611,774	1,689,096
Risk-weighted assets	2,329,770	1,992,043

*	Represents the average total assets for the leverage ratio

California United Bank:

	December 31, 2015	December 31, 2014	Adequately Capitalized	Well Capitalized
	Amount	Amount	(greater than or equal to)
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.34%	12.44%	4.0%	5.0%
Common Equity Tier 1 ratio	10.47%	—	4.5%	6.5%
Total Tier 1 risk-based capital ratio	10.47%	10.55%	6.0%	8.0%
Total risk-based capital ratio	11.17%	11.20%	8.0%	10.0%

Regulatory Capital Data:
Common Equity Tier 1	$243,989	—
Tier 1 capital	243,989	$210,031
Total risk-based capital	260,279	223,112
Average total assets*	2,612,206	1,688,308
Risk-weighted assets	2,329,798	1,991,253

*	Represents the average total assets for the leverage ratio

Restrictions on Dividends

As discussed in Note 2, Business Combinations, the Company completed the merger with 1st Enterprise on November 30, 2014. As part of the Merger Agreement, 16,400 shares of preferred stock issued by 1st Enterprise as part of the SBLF program of the United States Department of Treasury was converted into substantially 16,400 identical shares with identical terms. In December 2015, the Board approved a quarterly dividend payment on the preferred shares of $41 thousand to the United States Department of the Treasury.

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

Note 23 – Fair Value Information

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

Investment Securities Available-for-Sale and Held-to-Maturity: The fair value of securities available-for-sale and held-to-maturity may be determined by obtaining quoted prices in active markets, when available, from nationally recognized securities exchanges (Level 1 financial assets). If quoted market prices are not available, the fair value is determined by matrix pricing, which is a mathematical technique widely used in the securities industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities which are observable market inputs (Level 2 financial assets). Debt securities’ pricing is generally obtained from one of the matrix pricing models developed from one of the three national pricing agencies. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are classified as Level 3 financial assets.

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

The Company considers the inputs utilized to fair value the available-for-sale and held-to-maturity investment securities to be observable market inputs and classified these financial assets within the Level 2 fair value hierarchy. Management bases the fair value for these investments primarily on third party price indications provided by independent pricing sources utilized by the Company’s bond accounting system to obtain market pricing on its individual securities. Vining Sparks, who provides the Company with its bond accounting system, utilizes pricing from three independent third party pricing sources for pricing of securities. These third party pricing sources utilize, quoted market prices or when quoted market prices are not available, then fair values are estimated using nationally recognized third-party vendor pricing models of which the inputs are observable. However, the fair value reported may not be indicative of the amounts that could be realized in an actual market exchange.

The fair value of the Company’s available-for-sale and held-to-maturity investment securities are calculated using an option adjusted spread model from one of the nationally recognized third-party pricing models. Depending on the assumptions used and the treasury yield curve and other interest rate assumptions, the fair value could vary significantly in the near term.

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

Impaired Loans: The fair value of impaired loans is determined based on an evaluation at the time the loan is originally identified as impaired, and periodically thereafter, at the lower of cost or fair value. Fair value on impaired loans is measured based on the value of the collateral securing these loans, less costs to sell, if the loan is collateral dependent, or based on the discounted cash flows for non collateral dependent loans. Collateral dependent loans may be secured by either real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals performed by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically significant and unobservable. For unsecured loans, the estimated future discounted cash flows of the business or borrower, are used in evaluating the fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The inputs utilized in determining the fair value of impaired loans are unobservable and accordingly, these financial assets are classified within Level 3 of the fair value hierarchy.

Interest Rate Swap Contracts:

The fair value of the interest rate swap contracts are provided by an independent third party vendors that specializes in interest rate risk management and fair value analysis using a model that utilizes current market data to estimate cash flows of the interest rate swaps utilizing the future London Interbank Offered Rate (“LIBOR”) yield curve for accruing and the future Overnight Index Swap Rate (“OIS”) yield curve for discounting through the maturity date of the interest rate swap contract. The future LIBOR yield curve is the primary input in the valuation of the interest rate swap contracts. Both the LIBOR and OIS yield curves are readily observable in the marketplace. Accordingly, the interest rate swap contracts are classified within Level 2 of the fair value hierarchy.

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

SBA Servicing Asset: The Company acquired an SBA servicing asset with the PC Bancorp merger and has added to the servicing asset with the sale of SBA loans subsequent to the merger. This servicing asset was initially fair valued at the merger date based on an evaluation by a third party who specializes in fair value analysis. The fair value of this asset was based on the estimated discounted future cash flows utilizing market based discount rates and estimated prepayment speeds. The discount rate was based on the current U.S. Treasury yield curve, plus a spread for marketplace risk associated with these assets. Prepayment speeds were selected based on the historical prepayments of similar SBA pools. The prepayment speeds determine the timing of the cash flows. The SBA servicing asset is amortized over the contractual life of the loans based on an effective yield approach. In addition, the Company’s servicing asset is evaluated regularly for impairment by discounting the estimated future cash flows using market-based discount rates and prepayment speeds. If the calculated present value of the servicing asset declines below the Company’s current carrying value, the servicing asset is written down to its present value. Based on the Company’s methodology in its valuation of the SBA servicing asset, the current carrying value is estimated to approximate the fair value. The inputs utilized in determining the fair value of SBA servicing asset are unobservable and accordingly, these financial assets are classified within Level 3 of the fair value hierarchy.

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

Subordinated Debentures: The fair value of the three variable rate subordinated debentures (“debentures”) is estimated using a discounted cash flow calculation that applies the three month LIBOR plus the margin index at December 31, 2015, to the cash flows from the debentures, based on the actual interest rate the debentures were accruing at December 31, 2015. Because all three of the debentures re-priced on December 15, 2015 based on the current three month LIBOR index rate plus the index margin at that date, and with relatively little to no change in the three month LIBOR index rate from the re-pricing date through December 31, 2015, the current face value of the debentures and their calculated fair value are approximately equal. The inputs utilized in determining the fair value of subordinated debentures are observable and accordingly, these financial liabilities are classified within Level 2 of the fair value hierarchy.

Fair Value of Commitments: Loan commitments that are priced on an index plus a margin to a market rate of interest are reported at the carrying value of the loan commitment. Loan commitments on which the committed fixed interest rate is less than the current market rate were insignificant at December 31, 2015 and 2014.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis as of the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – December 31, 2015
Investment securities available-for-sale	$315,785	$—	$315,785	$—
Interest Rate Swap Contracts	881	—	881	—
Financial Liabilities – December 31, 2015
Interest Rate Swap Contracts	$2,545	$—	$2,545	$—
Financial Assets – December 31, 2014
Investment securities available-for-sale	$226,962	$—	$226,962	$—
Interest Rate Swap Contracts	719	—	719	—
Financial Liabilities – December 31, 2014
Interest Rate Swap Contracts	$3,515	$—	$3,515	$—

At December 31, 2015 and 2014, the Company had no financial assets or liabilities that were measured at fair value on a recurring basis that required the use of significant unobservable inputs (Level 3). Additionally, there were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis for the periods ended December 31, 2015 and 2014.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may be required periodically, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of or during the period.

There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a non-recurring basis for the period ended December 31, 2015.

The following table presents the balances of assets and liabilities measured at fair value on a non-recurring basis by caption and by level within the fair value hierarchy as of the dates indicated (dollars in thousands):

	Net Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – December 31, 2015
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs (non-purchased credit impaired loans)	$—	$—	$—	$—
Other real estate owned	325	—	—	325

Total	$325	$—	$—	$325

Financial Assets – December 31, 2014
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs offs (non-purchased credit impaired loans)	$1,172	$—	$—	$1,172
Other real estate owned	850	—	—	850

Total	$2,022	$—	$—	$2,022

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of the dates indicated (dollars in thousands):

	Fair Value	Valuation Methodology	Valuation Model and/or Factors	Unobservable Input Values
Financial Assets – December 31, 2015
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-off	$—	—	—	—
Other real estate owned	325	Broker opinion of value	Sales approach Estimated selling costs	6%

Total	$325

Financial Assets – December 31, 2014
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-off	$1,172	Credit loss estimate of aged accounts receivable collateral	Credit loss factors on aging of accounts receivable collateral	10%-80%

			Estimated selling costs	15%
Other real estate owned	850	Residential real estate appraisal	Sales approach Estimated selling costs	6%

Total	$2,022

Fair Value of Financial Assets and Liabilities

ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or on a non-recurring basis. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 2015 and December 31, 2014. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The description of the valuation methodologies used for assets and liabilities measured at fair value and for estimating fair value for financial instruments not recorded at fair value has been described above.

The table below presents the carrying amounts and fair values of financial instruments based on their fair value hierarchy indicated (dollars in thousands):

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Financial Assets
Investment securities available-for-sale	$315,785	315,785	$—	$315,785	$—
Investment securities held-to-maturity	42,036	42,339	—	42,339	—
Loans, net	1,817,481	1,851,220	—	—	1,851,220
Interest rate swap contracts	881	881	—	881	—
Financial Liabilities					—
Certificates of deposit	58,502	58,502	—	58,502	—
Securities sold under agreements to repurchase	14,360	14,360	—	14,360	—
Subordinated debentures	9,697	12,372	—	12,372	—
Interest rate swap contracts	2,545	2,545	—	2,545	—

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Financial Assets
Investment securities available-for-sale	$226,962	226,962	$—	$226,962	$—
Investment securities held-to-maturity	47,147	47,159	—	47,159	—
Loans, net	1,612,113	1,627,717	—	—	1,627,717
Interest rate swap contracts	719	719	—	719	—
Financial Liabilities
Certificates of deposit	64,840	64,857	—	64,857	—
Securities sold under agreements to repurchase	9,411	9,411	—	9,411	—
Subordinated debentures	9,538	12,372	—	12,372	—
Interest rate swap contracts	3,515	3,515	—	3,515	—

Note 24 – Reclassification

Certain amounts in the prior year’s financial statements and related disclosures were reclassified to conform to the current year presentation with no effect on previously reported net income or shareholders’ equity.

Note 25 – Summary Quarterly Data (unaudited)

	2015 Quarters Ended				2014 Quarters Ended
(Dollars in thousands, except per share data)	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Interest income	$23,807	$23,106	$21,941	$21,288	$16,264	$13,238	$13,039	$12,636
Interest expense	705	704	668	646	528	470	461	463

Net interest income	23,102	22,402	21,273	20,642	15,736	12,768	12,578	12,173
Provision for loan losses	2,249	705	683	1,443	1,721	35	408	75

Net interest income after provision for loan losses	20,853	21,697	20,590	19,199	14,015	12,733	12,170	12,098

Non-interest income	3,039	2,988	3,095	2,608	2,132	2,004	1,783	1,790

Non-interest expense	15,073	15,067	14,912	14,913	14,107	10,031	9,698	9,549

Net income before provision for income tax expense	8,819	9,618	8,773	6,894	2,040	4,706	4,255	4,339
Provision for income tax	3,312	3,355	3,506	2,695	733	2,157	1,869	1,673

Net Income	$5,507	$6,263	$5,267	$4,199	$1,307	$2,549	$2,386	$2,666

Preferred stock dividends and discount accretion	$297	$293	$312	$272	$124	$—	$—	$—

Net Income Available to Common Shareholders	$5,210	$5,970	$4,955	$3,927	$1,183	$2,549	$2,386	$2,666

Basic income per share	$0.31	$0.36	$0.30	$0.24	$0.09	$0.23	$0.22	$0.25

Diluted income per share	$0.30	$0.35	$0.29	$0.23	$0.09	$0.23	$0.21	$0.24

Note 26 – Condensed Financial Information of Parent Company

The following tables present the parent company only condensed balance sheets and the related statements of income and condensed statements of cash flows for the dates and periods indicated (dollars in thousands):

Parent Company Only Condensed Balance Sheets	December 31,
	2015	2014
ASSETS
Cash and due from banks	$6,756	$4,612
Loans	882	1,410
Investment in subsidiary	310,263	284,216
Accrued interest receivable and other assets	4	103

Total Assets	$317,905	$290,341

LIABILITIES
Subordinated debentures	$9,697	$9,538
Accrued interest payable and other liabilities	1,401	1,611

Total Liabilities	11,098	11,149
SHAREHOLDERS’ EQUITY	306,807	279,192

Total Liabilities and Shareholders’ Equity	$317,905	$290,341

Parent Company Only Condensed Statements of Income	Years Ended December 31,
	2015	2014
Interest Income	$71	$165

Interest Expense	438	430
Operating Expenses	676	911

Total Expenses	1,114	1,341

Loss Before Income Tax Benefit and Equity in Undistributed Earnings of Subsidiary	(1,043)	(1,176)
Income tax benefit	466	257
Loss Before Equity in Undistributed Earnings of Subsidiary	(577)	(919)

Equity in undistributed earnings of subsidiary	21,813	9,827

Net Income	$21,236	$8,908

Parent Company Only Condensed Statements of Cash Flows	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income:	$21,236	$8,908
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiary	(21,813)	(9,827)
Provision for loan losses	—	(100)
Net accretion of discounts/premiums	(19)	(26)
Accretion of subordinated debenture discount	159	159
Decrease (increase) in accrued interest receivable and other assets	(27)	1,351
Increase (decrease) in accrued interest payable and other liabilities	(84)	396

Net cash (used in) provided by operating activities	(548)	861

Cash flows from investing activities:
Cash paid for 1st Enterprise fractional shares and dissenting shareholder	—	(89)
Capital contribution made to subsidiary	(1,000)	(2,500)
Net decrease in loans	547	502

Net cash used in investing activities	(453)	(2,087)

Cash flows from financing activities:
Net proceeds from exercise of stock options	4,299	2,029
Issuance costs of common stock for 1st Enterprise merger	—	(27)
Restricted stock repurchase	(971)	(471)
Dividends paid on preferred stock	(183)	(41)

Net cash provided by financing activities	3,145	1,490

Net increase in cash	2,144	264
Cash, beginning of year	4,612	4,348

Cash, end of year	$6,756	$4,612

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$277	$270

Note 27 – Related Party Transactions

During 2015 and 2014, there were no existing transactions that are out of the ordinary course of business between CU Bancorp and its affiliates, including executive officers, directors, principal shareholders (beneficial owners of 5% or more of our Common Stock), or the immediate family or associates of any of the foregoing persons, or trust for the benefit of employees such as a 401(k) trust.

Some of CU Bancorp’s directors and executive officers, as well as the companies with which such directors and executive officers are associated, are customers of, and have had banking transactions with California United Bank in the ordinary course of business. All such transactions are on substantially the same terms, including interest and collateral as those prevailing for comparable transactions with others. At the present time, California United Bank has two lending relationships with its directors and officers or entities associated with any of its directors or officers. California United Bank also engages in deposit transactions with its executive officers and directors, and their immediate family or corporations of which the directors or officers may own a controlling interest, or also serve as directors or officers. These transactions are expected to take place on substantially the same terms, including interest, as those prevailing for comparable transactions with others.

Note 28 – Subsequent Events

We have evaluated events that have occurred subsequent to December 31, 2015 and have concluded there are no subsequent events that would require recognition in the accompanying consolidated financial statements.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Index to Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and Among CU Bancorp and California United Bank and 1st Enterprise Bank Dated as of June 2, 2014 [1]

2.2	Amendment No. 1 to Agreement and Plan of Merger [2]

2.3	Amendment No. 2 to Agreement and Plan of Merger [3]

3.1	Articles of Incorporation of CU Bancorp [4]

3.2	Bylaws of CU Bancorp

3.3	Certificate of Determination of Non-Cumulative Perpetual Preferred Stock, Series A of CU Bancorp [5]

4.1	Specimen form of Certificate for CU Bancorp Common Stock [6]

4.2	Assignment & Assumption Agreement [7]

10.1*	2014 CU Bancorp Executive Performance Incentive Plan Amendment # 1 — April 24, 2014 [8]

10.2*	Separation and Consulting Agreement [9]

10.3*	Notice of Grant of Restricted Stock Bonus Award and Form of Restricted Stock Bonus Award Agreement

10.4*	CU Bancorp 2007 Equity and Incentive Plan as Amended and Restated July 31, 2014, as Amended as of December 29, 2015

10.5*	1st Enterprise Bank 2006 Stock Incentive Plan as Amended and Restated March 18, 2009 [10]

10.6*	Amendment of the 1st Enterprise Bank 2006 Stock Incentive Plan, July 31, 2014 [11]

10.7*	California United Bank 2005 Stock Option Plan [12]

10.8*	CU Bancorp 2012 Change in Control Severance Plan [13]

10.9*	Executive Salary Continuation Plan / Agreement and Schedule of Participants and Benefits

10.10*	2014 California United Bank Executive Performance Cash Incentive Plan [14]

10.11*	Form of Director / Officer Indemnification Agreement and Schedule of Agreements [15]

12.1	Ratio of Earnings to Fixed Charges

14.1	CU Bancorp Principles of Business Conduct & Ethics

14.2	CU Bancorp Code of Ethics — Financial Officers

21.1	Subsidiaries of the Registrant [16]

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page hereto)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF 101.LAB	XBRL Taxonomy Extension Definition Linkbase Document XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Refers to management contracts or compensatory plans or arrangements
Attached hereto
1	Incorporated by reference from Exhibit 2.1 to CU Bancorp Registration Statement on Form S-4 as filed on August 20, 2014.
2	Incorporated by reference from Exhibit 2.1 to CU Bancorp Registration Statement on Form S-4 as filed on August 20, 2014.
3	Incorporated by reference from Exhibit 2.2 to CU Bancorp Current Report on Form 8-K filed November 17, 2014.
4	Incorporated by reference from Exhibit 3.1 to CU Bancorp Registration Statement on Form S-4 as filed on April 13, 2012.
5	Incorporated by reference from Exhibit 3.3 to CU Bancorp Current Report on Form 8-K filed November 24, 2014.
6	Incorporated by reference from Exhibit 4.1 to CU Bancorp Registration Statement on Form S-4 as filed on April 13, 2012.
7	Incorporated by reference from Exhibit 4.2 to CU Bancorp Annual Report on Form 10-K filed March 13, 2015.
8	Incorporated by reference from Exhibit 10.1 to CU Bancorp Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2014.
9	Incorporated by reference from Exhibit 10.5 to CU Bancorp Registration Statement on Form S-4 as filed on August 20, 2014.
10	Incorporated by reference from Exhibit 10.5 to CU Bancorp Annual Report on Form 10-K filed March 13, 2015.
11	Incorporated by reference from Exhibit 10.6 to CU Bancorp Annual Report on Form 10-K filed March 13, 2015.
12	Incorporated by reference from Exhibit 10.1 to CU Bancorp Registration Statement on Form S-4 as filed on April 13, 2012.
13	Incorporated by reference from Exhibit 10.3 to CU Bancorp Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.
14	Incorporated by reference from Exhibit 10.6 to CU Bancorp Annual Report on Form 10-K filed March 13, 2014.
15	Incorporated by reference from Exhibit 10.7 to CU Bancorp Annual Report on Form 10-K filed March 13, 2014.
16	Incorporated by reference from Exhibit 21.1 to CU Bancorp Registration Statement on Form S-4 as filed on August 20, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CU BANCORP

Dated: March 14, 2016	/s/ DAVID I. RAINER
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

Dated: March 14, 2016	/s/ ROBERTO E. BARRAGAN
Roberto E. Barragan Director

Dated: March 14, 2016	/s/ CHARLES R. BEAUREGARD
Charles R. Beauregard Director

Dated: March 14, 2016	/s/ KENNETH J. COSGROVE
Kenneth J. Cosgrove Director

Dated: March 14, 2016	/s/ DAVID C. HOLMAN
David C. Holman Director

Dated: March 14, 2016	/s/ K. BRIAN HORTON
K. Brian Horton Director and President

Dated: March 14, 2016	/s/ ERIC S. KENTOR
Eric S. Kentor Director

Dated: March 14, 2016	/s/ JEFFREY J. LEITZINGER, Ph.D.
Jeffrey J. Leitzinger, Ph.D. Director

Dated: March 14, 2016	/s/ DAVID I. RAINER
David I. Rainer Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: March 14, 2016	/s/ ROY A. SALTER
Roy A. Salter Director

Dated: March 14, 2016	/s/ KAREN A. SCHOENBAUM
Karen A. Schoenbaum Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: March 14, 2016	/s/ DANIEL F. SELLECK
Daniel F. Selleck Director

Dated: March 14, 2016	/s/ CHARLES H. SWEETMAN
Charles H. Sweetman Director

Dated: March 14, 2016	/s/ KAVEH VARJAVAND
Kaveh Varjavand Director