Form 10-K/A
period 2015-12-31
CU Bancorp
filed 2016-04-28
CIK 1543643

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

The number of shares outstanding of the registrant’s common stock (no par value) at the close of business on April 28, 2016 was 17,432,966.

EXPLANATORY NOTE

This amendment on the Annual Report on Form 10-K/A (the “Form 10-K/A”) amends CU Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on March 14, 2016. This Form 10-K/A includes the previously incorporated by reference material from the Proxy Statement which was not filed within 120 days of year end. Except for Items 10, 11, 12, 13 and 14 of Part III no other information in this Form 10-K/A is being amended.

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

The Company’s forward-looking statements include descriptions of plans or objectives of management for future operations, products or services, and forecasts of its revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “assume,” “plan,” “predict,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.”

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

For a more detailed discussion of some of the risk factors, see the section entitled “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2015.

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

The following table lists the names and certain information as of April 15, 2016 regarding CUB’s directors. All the named individuals serve as directors of CU Bancorp and its subsidiary California United Bank.

Name	Age	Position with CUB	Year First Appointed or Elected
Roberto E. Barragan	55	Director	2004
Charles Beauregard	68	Director	2014
Kenneth J. Cosgrove	68	Vice Chairman California United Bank	2012
David Holman	67	Director (Lead)	2014
K. Brian Horton	56	Director and President	2014
Eric S. Kentor	57	Director	2014
Jeffrey Leitzinger, Ph.D.	61	Director	2014
David I. Rainer	59	Chairman, President and Chief Executive Officer	2004
Roy A. Salter	59	Director	2004
Daniel F. Selleck	60	Director	2004
Charles H. Sweetman	73	Director	2004
Kaveh Varjavand*	53	Director	2015

*	Appointed by the board for a term commencing September 1, 2015

CUB’s directors serve one-year terms. None of the directors or executive officers was selected pursuant to any arrangement or understanding, other than with the directors and executive officers of CUB acting within their capacities as such. There are no family relationships between the directors and executive officers of CUB. None of the directors or executive officers of CUB serve as directors of any company which has a class of securities registered under, or which are subject to the periodic reporting requirements of, the Securities Exchange Act of 1934, as amended, or any investment company registered under the Investment Company Act of 1940. None of the directors or executive officers of CUB have been involved in any legal proceedings during the past ten years that are material to an evaluation of the ability or integrity of any director or executive officer of CUB. No specific term limits have been set by the board of directors for individual directors. However, the board has adopted guidelines which set out expected term limits based on the age of individual directors. It is expected that a director shall not be renominated or stand for election after his/her 73rd birthday or his/her 75th birthday as to board members serving on April 25, 2013. Directors are allowed to complete their current term if their 73rd or 75th birthday, as applicable, falls within the term. Exceptions to this policy can be approved by the board of directors.

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

David C. Holman. Mr. Holman is the Company’s lead independent director and has served in that position since March 2015. He was previously the Chairman of the board of directors of 1st Enterprise Bank, serving since incorporation of 1st Enterprise since in February 2006 and was also a private investor throughout that period. He was Chairman of both the Strategic and Capital Planning Committee and the Nominating and Governance Committee, and a member of the Compliance and Compensation Committees of 1st Enterprise. Mr. Holman was formerly a senior executive at First Interstate Bank in Los Angeles and has been actively involved in the commercial banking industry for 40 years in California as a banker or investor. As a former banker and chairman of the board of a community bank, Mr. Holman brings experience in banking and corporate governance to the Company.

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

Roy A. Salter. Mr. Salter is an independent consultant. He was formerly the Senior Managing Director of FTI, LLC. Previously he was a Founding Principal of The Salter Group based in the Los Angeles Office where he co-managed the firm’s overall practice and project management efforts. The Salter Group was a leading independent financial and strategic advisory firm specializing in providing business and intangible asset valuations, financial opinions, financial and strategic analysis, forecasting, and transaction support covering a broad spectrum of industries and situations to both middle market and Fortune 500 companies and capital market constituents. The Salter Group combined with FTI in 2012. Mr. Salter brings financial analysis and valuation expertise to the board as well as a background in bank marketing.

Daniel F. Selleck. Mr. Selleck is President of the Westlake Village-based Selleck Development Group, Inc. which specializes in the development and acquisition of commercial properties. That company has completed the development of more than 4 million square feet of property, with a value approximating $1.2 billion, including the development of the former General Motors Assembly Plant in Van Nuys, California. Selleck Development Group, Inc. has also recently completed the development of “The Shoppes at Westlake Village”, a $40 million Shopping Center located in Westlake Village, California. As a real estate expert, Mr. Selleck provides his expertise to CUB’s Directors’ Loan Committee and provides expertise in real estate lending and structure.

Charles H. Sweetman. Mr. Sweetman is a managing partner of Sweetman Properties, LLC, a commercial income property company located in Palm Desert, California and also is the President and Chief Executive Officer of Sweetman Group, Inc. a property management and consulting firm. Mr. Sweetman provides strong entrepreneurial experience to the board as well as significant business development skills. He is a member of the Compensation, Nominating and Corporate Governance Committee. Mr. Sweetman provides leadership experience and entrepreneurial experience in founding and managing small-to-medium size businesses which is one of the Company’s target markets.

Kaveh Varjavand. Mr. Varjavand is an accounting and financial professional with 28 years of experience in the financial services industry, including 18 years in public accounting, during which 14 of which he was a managing partner. Mr. Varjavand is the founder and president of AARCS (Accounting, Audit, and Reporting Consulting Services), established in 2013, which provides consulting services to community banks in the areas of financial reporting, risk assessment, regulatory compliance, governance and credit risk management, among others. From 2006 to 2013, he was the Partner-in-Charge of the Southern California Financial Services Group at

Moss Adams LLP, where he was responsible for all aspects of practice development related to financial services clients in Southern California. In 1990 Varjavand joined the audit staff at KPMG LLP, and served there as an audit partner from 1999 to 2006. He left KPMG for four years from 1994 to 1998 to work in the banking industry: from 1994 to 1997 he served as Vice President, Corporate Planning & Internal Asset Review, at Coast Federal Bank, an $8 billion savings bank; from 1997 to 1998, he served as First Vice President, Planning & Analysis at California Federal Bank, a $60 billion savings bank. He is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. Mr. Varjavand earned a bachelor’s degree in accounting with a minor in economics from the University of Kentucky. He has been a licensed certified public accountant since 1992.

Executive Officers

The following sets forth the names and certain information as of April 15, 2016 with respect to CUB’s executive officers (except for Mr. Rainer and Mr. Horton whose information is included above):

Name	Age	Position with CUB	Year First Appointed
Anne A. Williams	58	Director – California United Bank, Executive Vice President, Chief	2005
		Operating Officer / Chief Credit Officer
Karen A. Schoenbaum	53	Executive Vice President and Chief Financial Officer	2009
Anita Y. Wolman	64	Executive Vice President, Chief Administrative Officer, General Counsel & Corporate Secretary[1]	2009

[1]	Ms. Wolman was previously Senior Vice President Legal/Compliance and had served in that capacity since 2005.

Anne A. Williams, Director, Executive Vice President, Chief Operating Officer and Chief Credit Officer of California United Bank has served in this capacity since January 2009 and October 2004, respectively. She is also Chief Operating Officer and Chief Credit Officer of CUB and has served in these capacities since April 2008 and October 2004, respectively. Ms. Williams is also a member of the board of directors of California United Bank. Prior to joining us, Ms. Williams served as Senior Vice President and Credit Risk Manager for US Bank’s Commercial Banking Market for the State of California. Ms. Williams was previously the Executive Vice President and Chief Credit Officer of Santa Monica Bank, which was acquired by US Bank in November 1999. Prior to joining Santa Monica Bank, Ms. Williams was the Executive Vice President and Chief Credit Officer at California United Bank (and its successor, Pacific Century Bank, N.A.) from 1992 to 1999.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership of, and transactions in, the Company’s equity securities with the SEC. Such directors, executive officers and 10% stockholders are also required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on a review of the copies of such reports received by the Company, and on written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers and 10% stockholders were complied with during 2015 with the exception of a total of three (3) filings for Mr. Rainer and Mses. Williams and Wolman, respectively, which, due to an administrative error, were 4 days delinquent and related to the number of shares of restricted stock not delivered to the recipient upon vesting, in order for the recipient to satisfy his or her tax withholding obligations in connection with the vesting.

CORPORATE GOVERNANCE PRINCIPLES AND CODE OF ETHICS

The board of directors is committed to good business practices, transparency in financial reporting and the highest level of corporate governance. In response to this, the board has adopted formally the following Corporate Governance Guidelines:

Corporate Governance Guidelines

Our corporate governance guidelines provide for, among other things:

•	A board consisting of a majority of independent directors;

•	A lead independent director;

•	Periodic executive sessions of non-management directors;

•	An Audit and Risk Committee and a Compensation, Nominating and Corporate Governance Committee consisting entirely of independent directors;

•	Annual Performance Evaluation of the board;

•	Director education and orientation; and

•	Ethical conduct of directors and adherence to a duty of loyalty to the Bank.

In connection with our ongoing review of corporate governance and best practices, in March 2015, the board appointed David Holman to the newly created position of Lead Independent Director. Mr. Holman was previously the Chairman of the board of 1st Enterprise Bank and additionally brings many years of banking experience to this position. As Lead Director he calls and chairs meetings of the independent and non-management directors, act as a liaison between the independent directors, other members of the board and management, and assists as necessary on board agendas to assure that all stakeholders’ interests are represented appropriately. In the absence of the Chairman, the Lead Director will chair meetings of the board of directors.

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

We also have an Insider Trading Policy which prohibits Directors and Senior Officers from the purchase or sale of puts, calls, options or other derivative securities based on the Company’s securities. Corporate Governance Guidelines also prohibit Directors and Named Executive Officers from pledging their Company securities in connection with margin accounts or other borrowing arrangements. Variations of the pledging prohibitions may be approved by the CNCG Committee for limited transactions specifically involving exercise of stock options held by Directors as of July 30, 2015.

Board Leadership Structure

The board and the CNCG Committee have determined that given the quality of leadership, shareholder relationships and other mitigating matters peculiar to Mr. Rainer and the Company at this stage of its growth, it is appropriate for Mr. Rainer to serve as both Chief Executive Officer and Chairman of the board. In 2014, Mr. Horton was named to serve as President of the Company, thereby separating the jobs of CEO and President. In further recognition of the combined Chairman/CEO structure, in 2015 the board of directors named Mr. Holman to a newly created position of Lead Independent Director to call and chair meetings of the independent and non-management directors, act as a liaison between the independent directors, other members of the board and management and assist on board agendas and in other matters to assure that all stakeholder’s interests are represented appropriately. Through the Lead Independent Director, the Company aims to foster an appropriate level of separation between the levels of leadership in the Company. Leadership is also provided through the respective chairs of the board’s various committees. The board believes it is critical for both the CEO and the President to serve on the board of directors.

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

Director and Executive Officer Share Ownership Policy

The Board has always taken the position that all Directors and Named Executive Officers should own a meaningful amount of Company common stock to foster alignment with the interests of the shareholders. In August 2015, the board of directors adopted a formal Stock Ownership Policy which sets out minimum ownership guidelines as follows:

Participant	Value of Shares Owned

Chief Executive Officer	3x Base Salary

President	2x Base Salary

Other Named Executive Officers	1x Base Salary

Non-Employee Directors	3x Annual Cash Retainer

Participants may satisfy the ownership guidelines with: i) shares owned directly; ii) shares owned indirectly; iii) vested restricted stock or iv) unvested restricted stock/units subject only to time based requirements. Unexercised options and unvested performance-contingent shares/units are not counted toward meeting the ownership guidelines. These requirements are reviewed annually as of December 31. If a participant is not in compliance with the Stock Ownership Policy at any such determination date, the participant must retain 100% of all shares of CU Bancorp common stock held as of such date and no less than 50% of the net shares received as a result of the exercise, vesting or payment of any Company equity awards granted to the Participant. Participants not in compliance with the minimum ownership guidelines will receive written notification that the Retention Ratio described above will apply until the Participant provides written notification and documentation indicating that he or she has come into compliance with the Stock Ownership Policy. Because a Participant must retain a percentage of net shares acquired from CUNB equity awards until the Participant satisfies the specified guideline level of ownership, there is no minimum time period required to achieve the guideline level of ownership, and the Board recognizes that a newly-elected or appointed Director or Executive Officer may require a period of time to accumulate a sufficient number of shares to attain the designated minimum ownership level.

At December 31, 2015 all directors and executive officers were in compliance with this policy with the exception of Kaveh Varjavand who joined the board effective September 1, 2015. As a recently-appointed Board member, Mr. Varjavand is working toward ownership of the requisite number of shares in accordance with the Company’s ownership policy.

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

During 2015, the board of directors of CU Bancorp held twelve meetings. During 2015, no director of the Company attended less than 75% of all board meetings and the meetings of any committee of the boards on which he or she served.

In 2015, the board of directors had the following committees: Audit and Risk Committee; Compensation, Nominating and Corporate Governance Committee, and Executive Committee. In addition California United Bank maintained a board of directors Loan Committee. The Audit and Risk Committee and the Compensation, Nominating and Corporate Governance Committee both consisted solely of independent directors.

Members of the board of directors also serve as liaisons to management committees related to Community Reinvestment Act (“CRA”) matters and Asset Liability management (ALCO).

Attendance at Annual Meetings

It is the policy of the board that directors are expected to attend each Annual Meeting of Shareholders. Such attendance allows for direct interaction with shareholders. All of the Company’s directors attended the Company’s 2015 Meeting of Shareholders.

Executive Sessions

Executive sessions of non-management directors are held by the board on an “as needed” basis and at least four times annually. Prior to March 2015, the executive sessions of non-management directors were chaired by the Vice Chairman of the board, when there was one, or in his or her absence, a director chosen by the non-management directors. In March 2015 the board appointed David Holman as the Lead Independent Director. In that role he or in his absence, a director chosen by the independent directors chairs meetings of the independent directors. In 2015, the non-management directors met four times.

Reporting of Complaints/Concerns Regarding Accounting or Auditing Matters

The Company’s board of directors has adopted procedures for receiving and responding to complaints or concerns regarding accounting and auditing matters. These procedures were designed to provide a channel of communication for employees and others who have complaints or concerns regarding accounting or auditing matters involving the Company. Employee concerns may be communicated in a confidential or anonymous manner to the Audit and Risk Committee of the board. The Audit and Risk Committee Chairman will make a determination on the level of inquiry, investigation or disposal of the complaint. All complaints are discussed with the Company’s senior management, as appropriate, and monitored by the Audit and Risk Committee for handling, investigation and final disposition. The Chairman of the Audit and Risk Committee will report the status and disposition of all complaints to the board of directors. No complaints were received during 2015.

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

Audit and Risk Committee and Board of Directors Risk Management

Board’s Role in Risk Oversight

The board has active involvement and responsibility for overseeing risk management of the Company arising out of its operations and business strategy and understanding of what level of risk is appropriate for the Company. The board monitors, reviews and reacts to material enterprise risks identified by management. The board receives specific oral and written reports from officers with oversight responsibility for particular risks within the Company. Executive management reports include reporting on financial, credit, liquidity, interest rate, capital, operational, legal and regulatory compliance and reputation risks and the Company’s degree of exposure to those risks. The board helps ensure that management is properly focused on risk by, among other things, reviewing and discussing the performance of senior management and business line leaders. While the board of Directors has the ultimate oversight responsibility for the risk management process, various committees of the board also have responsibility for risk management. The Company has adopted, and the board has approved, a comprehensive set of policies designed to address areas of risk in the Company which management has implemented and disseminated throughout the Company and which are reviewed regularly.

Audit and Risk Management Committee Oversight

The Company has a separately designated standing Audit and Risk Committee established in accordance with applicable regulatory and NASDAQ requirements. The Audit and Risk Committee also serves as the Audit and Risk Committee of California United Bank. The Audit and Risk Committee Charter adopted by the board sets out the responsibilities, authority and specific duties of the Audit and Risk Committee. The Audit and Risk Committee must consist of at least three members, each of whom are non-management (independent) directors and each of whom must meet the independence and expertise requirements of the NASDAQ, the Sarbanes-Oxley Act of 2002 and rules promulgated thereunder, and other applicable rules and regulations. At least one member must have accounting or related financial management expertise and qualify as a “financial expert”, as defined under the regulations of the SEC. Pursuant to the Audit and Risk Committee Charter, the Audit and Risk Committee has the following primary duties and responsibilities:

•	oversight of the quality and integrity of regulatory and financial accounting, financial statements, financial reporting processes and systems of internal accounting and financial controls;

•	oversight of the quality of compliance risk management and enterprise risk management;

•	oversight of the Company’s compliance with legal and regulatory requirements;

•	oversight of the annual independent audit of the Company’s financial statements and internal controls over financial, accounting, regulatory and legal compliance and conformity with the Company’s Principles of Business Conduct and Ethics;

•	engagement of the independent registered public accounting firm and evaluation of the qualifications, independence and performance of the independent registered public accounting firm;

•	approval of all audit and non-audit services permitted to be provided by the independent registered public accountants (other than those services that meet the requirements of any de minimus exception established by law or regulation);

•	oversight and retention of internal audit and/or outsourced internal audit services, as well as review of the performance of the internal auditors and review of all internal audit reports and follow up on citations, comments and recommendations; and

•	Preparation of an annual report substantially in compliance with the rules of the SEC with regard to companies subject to the Sarbanes-Oxley Act, to be included in the Company’s annual proxy statement, if applicable.

The Audit Committee Charter is available on the Company’s website at www.cubancorp.com.

The Audit and Risk Committee is primarily responsible for overseeing the risk management function at the Company, on behalf of the board. The Company’s Risk Manager reports directly to the Audit and Risk Committee. Both the Bank’s Bank Secrecy Act and Compliance Officers also have direct reporting lines to the Audit and Risk Committee. The Audit and Risk Committee directs and employs third parties to conduct periodic reviews and monitoring of compliance efforts with a special focus on those areas that expose the Company to compliance risk. Among the purposes of the periodic monitoring is to ensure adherence to established policy and procedures. All reviews are reported to the Audit and Risk Committee, which regularly reports to the board of directors. The Audit and Risk Committee regularly meets with various members of management and receives reports on risk management and the processes in place to monitor and control such risk.

The Audit and Risk Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities and has direct access to the independent auditors, as well as to anyone in our organization. The Audit and Risk Committee has the ability to retain special legal or accounting experts, or such other consultants, advisors or experts it deems necessary in the performance of its duties and shall receive appropriate funding from the Company for payment of compensation to any such persons. The Audit and Risk Committee works closely with management and the Company’s independent registered public accounting firm. At December 31, 2015, the Audit and Risk Committee consisted of Messrs. Varjavand (Chairman), Beauregard, Kentor, Leitzinger and Salter, each of whom was “independent” as defined by the rules and regulations of the NASDAQ Stock Market. For additional information regarding the background and relevant experience of Messrs. Varjavand, Beauregard, Kentor, Leitzinger and Salter, please see the biographies of directors under the section entitled “Directors”, above.

The board of directors has also determined that Mr. Varjavand, who serves as the Chairman of the Audit and Risk Committee, has: (i) an understanding of generally accepted accounting principles and financial statements; (ii) an ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) an experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions and is therefore qualified as an “audit committee financial expert”, is “financially sophisticated” and is “independent” as those terms are defined by the applicable rules and regulations of the Securities and Exchange Commission and the NASDAQ Stock Market. The designation of a person as an audit committee financial expert does not result in the person being deemed an expert for any purpose, including under Section 11 of the Securities Act of 1933. The designation does not impose on the person any duties, obligations or liability greater than those imposed on any other audit committee member or any other director and does not affect the duties, obligations or liability of any other member of the Audit Committee or board of directors.

The Audit and Risk Committee held 8 regular and 2 special meetings during 2015. The Audit Committee regularly meets without members of management present.

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

The Audit and Risk Committee oversees CU Bancorp’s financial reporting process on behalf of the board of directors. The Audit and Risk Committee consists of five (5) members of the board of directors, each of whom is independent under the NASDAQ listing standards, SEC Rules and other regulations applicable to audit committees. In fulfilling its oversight responsibilities, the Audit and Risk Committee approved the engagement and retention of RSM US LLP as CU Bancorp’s independent registered public accountants, reviewed and discussed with management and the external auditors the audited financial statements included in CU Bancorp’s Annual Report on Form 10-K filed with the Securities and Exchange Commission and the unaudited financial statements included in CU Bancorp’s Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission. RSM US LLP has served as the Company’s (or prior to that California United Bank’s) independent registered accounting firm since 2005 and reports directly to the Audit and Risk Committee. In selecting RSM US LLP as the Company’s independent registered accounting firm for 2015, the Audit and Risk Committee considered a number of factors including:

•	The professional qualifications of RSM US LLP’s lead audit partner and other members of the audit team participating in the engagement,

•	RSM US LLP’s independence,

•	RSM US LLP’s depth of understanding of the Company’s business, accounting policies and practices and internal control over financial reporting,

•	The appropriateness of RSM US LLP’s fees for audit services (on both an absolute basis and as compared to peer companies/firms; and

•	The results of management’s and the Audit and Risk Committee’s annual evaluations of the qualifications, performance and independence of RSM US LLP.

In accordance with SEC rules and RSM US LLP’s policies, audit partners are subject to rotation requirements to limit the number of consecutive years an individual partner may provide service to us. For lead and concurring audit partners, the maximum number of consecutive years of service in that capacity is five (5) years. We select the Company’s lead audit partner pursuant to this rotation policy following meetings between the Chairman of the Audit and Risk Committee and the candidate or candidates for that role, as well as discussion by the full Committee and with management.

The Audit and Risk Committee operates pursuant to a written charter that was most recently ratified in September 2015. A copy of the Audit and Risk Committee’s Charter may be obtained on CU Bancorp’s website at www.cubancorp.com under the section entitled “Corporate Governance.” The Audit and Risk Committee also oversees the performance of CU Bancorp’s internal audit function, including outsourcing of that function and review of reports.

Management is responsible for CU Bancorp’s financial reporting process including its system of internal controls, and for the preparation of financial statements in accordance with generally accepted accounting principles. CU Bancorp’s independent registered public accountants are responsible for auditing those financial statements.

The Audit and Risk Committee’s responsibility is to monitor and review these processes and procedures. The members of the Audit and Risk Committee are not professionally engaged in the practice of accounting or auditing. The Audit and Risk Committee has relied on the information provided and on the representations made by management regarding the effectiveness of internal controls over financial reporting, that the financial statements have been prepared with integrity and objectivity and that these financial statements have been prepared in conformity with generally accepted accounting principles. The Audit and Risk Committee also relies on the opinions of the independent registered public accountants on the financial statements and the effectiveness of internal controls over financial reporting. The Audit and Risk Committee’s oversight does not provide it with an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or policies, or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, its consultations and discussions with management and the independent registered public accountants do not assure that CU Bancorp’s financial statements are presented in accordance with generally accepted accounting principles, that the audit of CU Bancorp’s financial statements has been carried out in accordance with generally accepted auditing standards or that CU Bancorp’s independent registered public accountants are in fact “independent.”

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

The Audit and Risk Committee has reviewed management’s report on its assessment of the effectiveness of internal control over financial reporting as of December 31, 2015 and the independent registered public accounting firm’s opinion on the effectiveness of CU Bancorp’s internal control over financial reporting prepared in accordance with the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) and discussed these reports and opinions with management and the independent registered public accounting firm prior to CU Bancorp’s filing of its Annual Report on Form 10-K for the year ended December 31, 2015. As an “emerging growth company”, CU Bancorp is not required to obtain an assessment of the effectiveness of CU Bancorp’s internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002.

The Audit and Risk Committee also met and discussed with the independent registered public accountants issues related to the overall scope and objectives of the audit, CU Bancorp’s internal controls and critical accounting policies, and the specific results of the audit. Management was present at all or some part of each of these meetings. The Audit and Risk Committee also met with the independent registered public accountants without management. Lastly, the Audit and Risk Committee met with management and discussed the engagement of RSM US LLP as CU Bancorp’s independent registered public accountants.

During 2015, the Audit and Risk Committee met in open session and executive session with appropriate internal auditors or entities providing similar services, and RSM US LLP to discuss the results of their examinations, observations and recommendations regarding financial reporting practices, the effectiveness of CU Bancorp’s internal controls and significant risks affecting CU Bancorp.

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

Pursuant to the reports and discussions described above, and subject to the limitations on the role and responsibility of the Audit and Risk Committee referred to above and in the Audit and Risk Committee’s charter, the Audit and Risk Committee recommended to the board of directors that the audited consolidated financial statements of CU Bancorp for 2015 be included in the Annual Report on Form 10-K for the fiscal year 2015 for filing with the SEC.

Respectfully submitted by the members of the Audit and Risk Committee:

Kaveh Varjavand, Chairman

Charles Beauregard

Eric Kentor

Jeffrey Leitzinger, Ph.D.

Roy Salter

April 5, 2016

The Audit and Risk Committee report shall not be deemed incorporated by reference by any general statement incorporating by reference this joint proxy statement/prospectus into any filing under the Securities Act or the Exchange Act, and shall not otherwise be deemed filed under these Acts.

Compensation, Nominating and Corporate Governance Committee

The Company has a separately designated Compensation, Nominating and Corporate Governance Committee (the “CNCG Committee”), which consists entirely of independent directors as defined by the rules and regulations of the SEC and the NASDAQ Stock Market. The CNCG Committee acts for both CU Bancorp and California United Bank. The members of the Compensation, Nominating and Corporate Governance Committee as of December 31, 2015 were Directors Kentor (Chairman), Barragan, Holman, Selleck, and Sweetman. Each member of the CNCG Committee is an independent director as defined by the requirements of the SEC and NASDAQ Stock Market.

The CNCG Committee has three areas of responsibility. The CNCG Committee is responsible for: (i) ensuring that compensation and benefits policies and programs for executive management and the board of directors of the Company comply with applicable law and stock exchange listing requirements, and are devised and maintained to provide and retain for the Company a high executive level of management and corporate governance competence; (ii) determining the nominees to the board of directors and their qualifications and reviewing performance of the board of directors and committees of the board of directors annually; and (iii) ensuring compliance with the Sarbanes Oxley Act of 2002 relative to corporate governance and such other laws and regulations as may be applicable with regard thereto.

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

With regard to nomination and governance functions the CNCG Committee recommends director nominees and appropriate policies and procedures for governance matters. The CNCG Committee has the following specific responsibilities: (i) to make recommendations as to size of the board of directors or any committee; (ii) identify potential board members; (ii) review the performance of the board and its members and committees at least annually; (iii) review the Corporate Governance Guidelines at least annually; (iv) review compliance with corporate governance requirements under applicable law and regulations of stock exchanges; (v) review the Code of Ethical Conduct and Business Practices annually; and (vi) review all related party transactions, other than those which are directly reviewed by the board of directors.

Shareholders can obtain the CNCG Committee Charter upon request to: CU Bancorp, Corporate Secretary, 15821Ventura Boulevard, Suite 100, Encino CA 91436. The CNCG Committee met eleven (11) times during 2015.

ITEM 11. EXECUTIVE COMPENSATION

Compensation, Nominating and Corporate Governance Committee Interlocks and Insider Participation

None of the Company’s executive officers serves on the CNCG Committee, or equivalent, of another entity, one of whose executive officers or board members served on our board of directors, and none of the members of the CNCG Committee serves or has served as an officer or employee of the Company.

COMPENSATION DISCUSSION AND ANALYSIS

EXECUTIVE COMPENSATION

This Compensation Discussion & Analysis (“CD&A”) describes our compensation practices for both CU Bancorp and California United Bank, and the executive compensation policies, decisions and actions of our CNCG Committee. We explain how the CNCG Committee determines compensation for our senior executives and its rationale for specific 2015 decisions. We also discuss numerous changes the CNCG Committee made to our program in 2015 to further advance its fundamental objective of aligning our executive compensation with the long-term interests of CU Bancorp shareholders. The Compensation Discussion and Analysis focuses specifically on compensation for our named executive officers (“NEOs”) which in 2015 included the following:

2015 Named Executive Officers

Name	Position
David I. Rainer	Chairman, Chief Executive Officer
Brian Horton	President
Anne Williams	Executive Vice President, Chief Credit Officer, Chief Operating Officer
Karen Schoenbaum	Executive Vice President, Chief Financial Officer
Anita Wolman	Executive Vice President, Chief Administrative Officer, General Counsel

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

2015 Business Highlights

Following the merger of 1st Enterprise Bank with and into California United Bank effective November 30, 2014, the integration of the two banks and synergies of the merger were realized during 2015, as seen in both the improvement in California United Bank’s efficiency ratio and double-digit loan growth in every quarter of 2015. The execution by the management team of this strategic initiative resulted in a bank with an efficient low-cost funding platform with an average cost of deposits of 0.10% and an average deposit balance of $254 million per branch at year end 2015. Total assets at December 31, 2015 were $2.6 billion, a year-over-year increase of $370 million from December 31, 2014.

In late 2014, K. Brian Horton, former President of 1st Enterprise, joined CU Bancorp as a director and as President of CU Bancorp and California United Bank. Four former members of the 1st Enterprise board of directors, David Holman, Brian Horton, Charles Beauregard, and Jeffrey Leitzinger, Ph.D., joined the CU Bancorp and California United Bank boards of directors, replacing retiring CU Bancorp Directors, Kenneth Bernstein and Robert Matranga. On September 1, 2015, Kaveh Varjavand joined CU Bancorp as a director of CU Bancorp and California United Bank and Chair and designated financial expert of the Audit & Risk Committee, replacing resigning CU Bancorp Director Lester Sussman.

For the year ended December 31, 2015, core net income (net income available to common shareholders adding back net merger expenses and net severance and retention expenses) was $20.6 million, representing an increase of $9.2 million or 80.7% from 2014. Net charge-offs for 2015 were $2 million resulting in a nonperforming asset ratio at December 31, 2015 of 0.09%, one of the lowest of publicly-held West Coast banks. The Company’s 2015 efficiency ratio was 61% with core operating efficiency ratio (core non-interest expense as a percent of net interest income plus non-interest income) of 60% down from 65% for 2014. Non-interest bearing demand deposits were 56% of total deposits once again representing over one-half of all deposits and resulting in a cost of funds of 0.12% in the 4th Quarter of 2015, down from 0.13% in the 4th Quarter of 2014. Total Loans were $1.8 billion, an increase of $208 million or 13% from 2014. Moreover, at year end 2015 the Company maintained its status as being well-capitalized, the highest regulatory category available.

It should be noted that the comparability of financial information for 2015 to 2014, is affected by the Company’s acquisition of 1st Enterprise effective November 30, 2014. Operating results for 2014 include the combined operations from December 1, 2014.

In 2015, CUNB stock price per share appreciated from $21.69 at January 1 to $25.36 at December 31, representing a 17% annualized increase in price per share. An initial investment in CUNB stock of $100 on December 31, 2010 would have been worth $205.34 at December 31, 2015.

2015 Compensation Program Highlights

As part of our commitment to continuously evaluate and improve the design of our executive compensation program with a view toward further aligning compensation with performance, in the first quarter of 2015, the CNCG Committee made fundamental modifications to the compensation structure for our NEOs with the following primary objectives:

•	Strengthen the alignment of executive pay with our business and leadership strategies

•	Retain the key executive talent necessary to build on our past success and execute on our strategic objectives for the future, particularly in the period immediately following the transaction with 1st Enterprise

•	Emphasize accountability through prospective, measurable performance goals

•	Balance the need to encourage short-term profitability with the imperative to deliver long-term, sustainable results

•	Remain appropriately competitive as the Company continues to increase shareholder value through organic growth and execution of other selective growth opportunities

These modifications were effective for the 2015 year and resulted in all incentive compensation for that year being performance based. Specific actions and changes are discussed below. As an “emerging growth company” under the “Jumpstart Our Business Startups Act” (“JOBS Act”), the Company is not subject to laws/regulations requiring an advisory vote to approve executive compensation at this time.

Revised Compensation Peer Group: In light of the scale and complexity of the Company following the 1st Enterprise acquisition and recent organic growth, and to better inform the CNCG Committee’s deliberations and decisions regarding our executive compensation program for 2015, the CNCG Committee worked with its independent consultant to develop a new compensation peer group.

Adoption of Management Incentive Plan: In July 2014 the Company amended and restated its 2007 Equity and Incentive Plan (the “Equity and Incentive Plan”) to, among other items, provide for both performance-based cash and equity incentives which are intended to qualify for exceptions to the tax deductibility limitations of Internal Revenue Code Section 162(m). These amendments were approved by the Company’s shareholders in October 2014. For 2015 the Equity and Incentive Plan, as amended was the vehicle for providing cash and equity incentives to the Company’s NEO’s and the Committee anticipates that the Equity and Incentive Plan will be the principal vehicle for providing performance-based cash and equity incentives to NEO’s going forward. In March 2015 the CNCG Committee adopted an annual management incentive plan (the “MIP”) under and pursuant to the Equity and Incentive Plan, as the centerpiece of our performance-based executive compensation program for 2015. The MIP is designed to deliver both cash and equity based incentives contingent on the achievement of pre-established performance goals which the CNCG Committee believed would drive superior long-term performance for the Company and improve the alignment of executive pay with performance. Under the MIP, more than 50% of Mr. Rainer’s target total direct compensation for 2015 was performance based, as compared to 24% in 2014. For the other NEOs, more than 40% of target total direct compensation was directly tied to the achievement of pre-established goals, compared to roughly 23% in 2014.

Special One-Time Restricted Stock Awards: The CNCG Committee believes that retention of the current NEOs is critical to the future success of the Company. In order to better assure their retention, the CNCG Committee granted one-time special awards of restricted stock to Mr. Rainer, Ms. Williams, Ms. Schoenbaum, and Ms. Wolman in March 2015, similar in nature to the grant of restricted stock awarded to Mr. Horton upon his hire upon the close of the 1st Enterprise acquisition in 2014. These awards were structured with a vesting schedule designed to encourage retention over a particularly critical period for the Company following the 1st Enterprise acquisition and during which the Committee expects the Company may be well-positioned for continued growth. Accordingly, no portion of the grant vests until the 2-year anniversary date of the grant, and will fully vest over a four-year period. In considering these awards, the Committee noted that none of the NEO’s has an employment contract with the Company.

Further discussion about each of the above changes to the NEO compensation program in 2015 is set out in the section below titled “Our Executive Compensation Program in Detail.”

Our Compensation Governance Practices & Policies

Our pay practices emphasize good governance and market practice.

We do	We do not

✓ Place an emphasis on variable compensation, which includes annual cash incentive awards dependent on the achievement of short-term financial goals	☒ Offer compensation-related tax gross ups

✓ Grant performance based equity awards	☒ Provide significant perquisites

✓ Have stock ownership requirements for NEOs; all NEOs are expected and do hold a significant position in Company common stock	☒ Allow hedging, and trading in derivatives of Company securities

✓ Have an executive compensation clawback as part of our incentive program to ensure accountability	☒ Guarantee bonuses

✓ Have an independent compensation consultant advising the CNCG Committee	☒ Offer employment agreements

WHAT GUIDES OUR EXECUTIVE COMPENSATION PROGRAM

Our Compensation Philosophy

CU Bancorp’s compensation programs are designed, among other things, to emphasize the link between compensation and performance, taking into account competitive compensation levels in similar banks and in the markets where CU Bancorp competes for talent, as well as performance by the executive, their particular skills, background and expertise. The policies and underlying philosophy governing CU Bancorp’s compensation programs include the following:

•	Aligning pay with performance. CU Bancorp provides a competitive salary to NEO’s based, in part, on median salary levels of similar positions as peer banks, combined with incentive opportunities that create “leveraged” compensation, providing the opportunity for market to above-market total compensation for outstanding company and individual performance. A meaningful portion of annual executive compensation is related to factors that can affect the financial performance of CU Bancorp, and is designed to incentivize and reward performance that is expected to drive shareholder value.

•	Creating shareholder value through incentive opportunities. The CNCG Committee believes that the long-term success of CU Bancorp and its ability to consistently increase shareholder value is dependent on its ability to attract and retain skilled executives, particularly retaining and incentivizing those currently in place who have proved their value. CU Bancorp’s compensation strategy encourages equity-based compensation to align the interests of our shareholders and our executives, as well as performance incentive awards that are designed to reward performance that we expect will result in increased shareholder value.

•	Attracting and retaining highly-experienced executives. We strive to employ exceptional performers with experience not typically found in peer community banks. Executives are generally expected to have backgrounds and experience in larger regional or national banks or other similar levels of experience for their particular area of emphasis. We expect our executives to be responsible for the development and success of the organization, client development and shareholder relationships. CU Bancorp executives may also hold multiple positions and responsibilities, which increases their value to the Company and may make comparisons to peers less meaningful.

•	Mitigating risk. CU Bancorp uses a combination of short-term and long-term compensation. The latter is impacted by CU Bancorp’s performance and mitigates the benefit to executives from exposing CU Bancorp to short-term risks, as the value of the long-term compensation, particularly equity grants, is substantially impacted by CU Bancorp’s long-term performance.

Our philosophy is supported by the following principal elements of pay in our executive compensation program:

Pay Element	Form	Purpose
Base Salary	Cash (Fixed)	Provide a competitive level of pay that reflects the executive’s experience, role and responsibilities

Annual Incentives	Cash and Equity (Variable)	Reward achievement of corporate performance goals for the most recently-completed fiscal year; equity has vesting period beyond recently-completed fiscal year

Long-Term Incentives	Equity (Variable)	Drive financial performance that links to shareholder value creation and longer-term business strategies.

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

The charts below show that most of our NEOs’ target total direct compensation for 2015 (with the exception of one-time special restricted stock or restricted stock units discussed herein) was variable (53% for our CEO and an average of 43% for our other NEOs). These charts exclude the value of other benefits and perquisites.

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

The Role of Consultants

In both 2014 and 2015, the CNCG Committee retained Pearl Meyer and Partners (“Pearl Meyer”), a national compensation consulting firm, as its executive compensation consultant. In this role, Pearl Meyer provided advice regarding:

•	Long-term incentive considerations to help assure retention of key executives

•	Creation of 162m qualified performance based executive incentives through amendments to the Equity and Incentive Plan

•	2015 cash and equity incentive plan performance goals.

•	The selection of the revised peer group used to assess the executive compensation program;

•	The compensation of the CEO and other NEOs;

•	General compensation program design;

•	The design of a special, one-time equity grant for long-term NEOs designed to help assure retention of key executives;

•	The impact of regulatory, tax, and legislative changes on CU Bancorp’s executive compensation program;

•	Executive compensation trends and best practices; and

•	The compensation practices of competitors.

During its engagement, Pearl Meyer met regularly with the CNCG Committee in executive session without management and has provided no other services to CU Bancorp. Pearl Meyer may work directly with management on behalf of the CNCG Committee, but this work is always under the control and supervision of the CNCG Committee. After the CNCG Committee’s review of applicable rules for independence, the CNCG Committee concluded that the advice it receives from Pearl Meyer is objective and does not raise any conflict of interest.

The Role of Benchmarking

When reviewing compensation components for the CU Bancorp NEOs and directors, the CNCG Committee considers as one element of analysis, the compensation practices of specific peer companies whose asset size, business type and geography are comparable to CU Bancorp and California United Bank.

In September 2014, Pearl Meyer assisted the CNCG Committee in revising CU Bancorp and CUB’s peer group of financial institutions for purposes of benchmarking NEO compensation and informing compensation decisions that would be made in 2015. The revised peer group more accurately reflects the size of the Company following the acquisition of 1st Enterprise and the growth trajectory of the Company. In selecting the peer group, the CNCG Committee considered public banking organizations with total assets from $1.4 billion to $5 billion headquartered in the western U.S. The CNCG Committee approved the following peer group of 17 publicly-traded financial institutions for purposes of benchmarking NEO compensation and informing compensation decisions for 2015:

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
Guaranty Bancorp

OUR EXECUTIVE COMPENSATION PROGRAM IN DETAIL

2015 Base Salary

Base salary is the fixed annual compensation we pay to each NEO for performing specific job responsibilities and is based on their experience and requisite skills. Base salaries are determined for each NEO based on the executive’s position, experience and responsibility. We review the base salaries for each NEO annually, as well as at the time of any promotion or significant change in job responsibilities, and in connection with each review, we consider individual and Company performance over the course of that year. In 2015, the CNCG Committee adjusted the base salaries for all NEOs except Mr. Horton. Mr. Horton’s salary was adjusted on December 1, 2014, immediately following the 1st Enterprise Bank merger.

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

The 2015 Management Incentive Plan

In early 2015, the CNCG Committee approved a new Management Incentive Plan (“2015 MIP”), which replaced the 2014 Executive Incentive Plan, and which was designed to strengthen the Company’s pay-for-performance culture, drive growth and profitability, and support our principles of safety and soundness.

2015 Target Opportunities

Under the 2015 MIP, NEOs had opportunities to earn both Cash Incentive and Equity Incentive Awards based on the achievement of established performance goals determined by the CNCG Committee. Each NEO was assigned a target award level (expressed as a percentage of base salary) and range that defines their incentive opportunity (see tables below). Actual award payouts were determined based on specific performance goals and ranged from 0% to 150% of the target award level. Target incentive opportunities for 2015 were as follows:

2015 Target Incentive Opportunities (% of Salary*)
NEO	Cash	Equity
David I. Rainer	50%	60%
Brian Horton	40%	39%
Karen Schoenbaum	40%	30%
Anne Williams	40%	39%
Anita Wolman	40%	30%

*	Award opportunities were based on the annual base salary as of August 31, 2015.

2015 Performance Goal Selection Process

The Cash Incentive and Equity Incentive payouts were based on corporate performance and goals, with specific requirements for each goal as established by the CNCG Committee. The 2015 performance goals for cash incentives approved by the CNCG Committee included: core return on average assets, efficiency ratio, average total deposits and net charge offs as a percentage of average loans. Included in the performance goals for 2015 equity incentives were diluted core earnings per share, tangible book value per share and Texas Ratio. Achievement of goals was determined by the CNCG Committee based upon 2015 Company (consolidated) financial results. The following charts illustrate the Threshold, Target and Stretch incentive award levels for each metric, as well as the weightings assigned to each metric used to determine the weighted percent of the overall 2015 Target Incentive Opportunities achieved by that metric.

	2015 Cash Incentive Performance Goals			Weight
	Threshold	Target	Stretch
“Core” Return on Average Assets (a)	0.75%	0.95%	1.15%	30%
Efficiency Ratio (b)	66.0%	62.0%	58.0%	30%
Average Total Deposits (Billions) (c)	$1.995b	$2.015b	$2.045b	25%
Net Charge-Offs as % of Average Loans (d)	0.15%	0.10%	0.05%	15%

(a)	Defined as net income, adjusted to exclude nonrecurring items related to merger/acquisition activities after taxes, divided by average total assets.
(b)	Defined as non-interest expense as a percent of net interest income plus non-interest income, excluding gain on sale of securities, net.
(c)	Defined as the average of total deposits for 2015 per the General Ledger.
(d)	Defined as Net Charge-offs (Recoveries) to Average Loans.

	2015 Equity Incentive Performance Goals			Weight
	Threshold	Target	Stretch
Diluted “Core” Earnings Per Share (a)	$1.07	$1.25	$1.47	40%
Tangible Book Value per Share (b)	$11.76	$12.21	$12.67	40%
Texas Ratio (c)	7.0%	5.0%	2.0%	20%

(a)	For this purpose, “Core” Earnings is defined as net income, adjusted to exclude nonrecurring items related to merger/acquisition activities after taxes.
(b)	Defined as book value per share, excluding intangible assets. Tangible book value per common share is calculated by dividing tangible shareholders’ equity (shareholders’ equity less preferred stock, goodwill and core deposit and leasehold right intangibles) by the total number of shares outstanding.
(c)	Defined as nonperforming assets plus loans 90 days or more past due and still accruing divided by tangible common equity and reserves.

2015 Performance Goal Results

On February 2, 2016, the CNCG Committee met to determine whether Cash Incentive and Equity Incentive performance goals were met for 2015. The CNCG Committee reviewed each performance metric to determine what percent of the Target award level for each individual metric was achieved. The CNCG Committee then applied the weight which was assigned to each respective metric, as set out in the above charts and the 2015 MIP, in order to determine the weighted percent of the overall 2015 Target Incentive Opportunities that had been achieved. Performance between threshold – target – stretch, and corresponding payout opportunities, were determined using straight line interpolation (for example, performance exactly midway between threshold and target would result in a payout equal to 75% of target).

The CNCG Committee made the following findings with respect to 2015 performance and the weighted percent of the overall 2015 Target Incentive Opportunities that had been achieved for each metric.

2015 Cash Incentive Performance Goal Results
Metric	2015 Performance	% of Target Goal	Weighted % of Overall Cash Target
Core ROAA	0.83%	68.89%	20.67%
Efficiency Ratio	60.48%	119.00%	35.70%
Average Total Deposits (billions)	$2.16	150.00%	37.50%
Net Charge-Offs as % of Avg. Loans	0.12%	82.38%	12.36%
Total Weighted % of Target Cash Incentive Goals			106.23%

2015 Equity Incentive Performance Goal Results
Metric	2015 Performance	% of Target Goal	Weighted % of Overall Equity Target
Diluted “Core” EPS	$1.21	89.71%	35.88%
Tangible Book Value per Share	$12.67	150.00%	60.00%
Texas Ratio	1.02%	150.00%	30.00%
Total Weighted % of Target Equity Incentive Goals			125.88%

A reconciliation of the Company’s Net Income Available to Common Shareholders to Core Net Income Available to Common Shareholders, which is where the Core Return on Average Assets and Diluted Core Earnings Per Share metric ratios from the 2015 MIP derive from, is presented in the tables below for the twelve months ended December 31, 2015 and 2014.

(Dollars in thousands, except share data)

	Twelve Months Ended
	December 31, 2015	December 31, 2014
Net Income Available to Common Shareholders	$20,062	$8,784
Add back: Merger expenses, net	293	1,952
Add back: Severance and retention, net	245	693

Core Net Income Available to Common Shareholders	$20,600	$11,429

Average Assets	$2,495,190	$1,500,765
ROAA	0.80%	0.59%
Core ROAA*	0.83%	0.76%
Diluted Average Shares Outstanding	16,983,000	11,668,000
Diluted Earnings Per Share	$1.18	$0.75
Diluted Core Earnings Per Share**	$1.21	$0.98

*	Core ROAA: Year-to-date core net income available to common shareholders /average assets
**	Diluted Core Earnings Per Share: Year-to-date core net income available to common shareholders/diluted average shares outstanding

Cash Incentive Performance Goal Results

The following graphs illustrate the 2015 Cash Incentive performance goal results for each of the four performance goal metrics used to determine the 2015 Cash Incentive awards:

For 2015, performance for “Core” Return on Average Assets was 0.83%, or, after applying linear interpolation, 68.89% of the Target goal for that metric, resulting in a weighted percentage of the overall Cash Target incentive of 20.67%. The Company achieved a full year 2015 efficiency ratio of 60.48%, or 119.00% of the Target goal for that metric, resulting in a weighted percentage of the overall Cash Target incentive of 35.70%. In 2015, the Company had record average total deposits of $2.16 billion, resulting in the achievement of the Stretch award level, or 150% of the Target goal for that metric and a weighted percentage of the overall Cash Target incentive of 37.50%. The Company’s net charge-offs as a percentage of average loans for 2015 was 0.12%, or 82.38% of the Target goal for that metric, resulting in a weighted percentage of the overall Cash Target incentive of 12.36%.

Equity Incentive Performance Goal Results

The following graphs illustrate the 2015 Equity Incentive performance goal results for each of the four performance goal metrics used to determine the 2015 Equity Incentive awards:

Performance for diluted “core” earnings per share was $1.21 per share, or, after applying linear interpolation, 89.71% of the Target goal for that metric, resulting in a weighted percentage of the overall Equity Target incentive of 35.88%. For 2015, the Company’s tangible book value was $12.67 per share, resulting in the achievement of the Stretch award level, or 150% of the Target goal for that metric and a weighted percentage of the overall Equity Target incentive of 60.00%. The Company’s Texas ratio for 2015 was 1.02%, also resulting in the achievement of the Stretch award level, or 150% of the Target goal for that metric and a weighted average percentage of the overall Equity Target incentive of 30.00%.

The CNCG Committee approved the following performance based incentive payments under the MIP without adjustment for 2015:

Executive	2015 Performance Based Incentive Payments
	Cash	Equity[1]	Total
David I. Rainer	$246,977	$351,214	$598,190
K. Brian Horton	$135,545	$156,611	$292,156
Karen Schoenbaum	$110,476	$98,189	$208,664
Anne Williams	$131,721	$152,193	$283,914
Anita Wolman	$110,476	$98,189	$208,664

[1]	Equity is calculated as a dollar amount and shares actually granted are based on the closing price on February 2, 2016 and consisted of 15,506, 6,914, 4,335, 6,719, and 4,335 shares for Messrs. Rainer and Horton and Mses. Schoenbaum, Williams and Wolman, respectively. Payouts of Equity Incentives were made in the form of a restricted stock award that vests 50% on the second Tuesday in December, 2016 (if the recipient remains continuously employed to that date), and the remaining 50% on the second Tuesday in December, 2017 (if continuously employed to that date).

2015 One-Time, Special Equity Awards

The CNCG Committee believes that the tenure and stability of our executive leadership team is critical to our momentum for the future. To this end, on March 19, 2015, the CNCG Committee approved one-time, special retention equity grants of restricted stock and restricted stock units to each of the NEOs other than Mr. Horton (who was granted a similar award immediately following the acquisition of 1st Enterprise and his joining the Company). As part of the design elements of these awards to foster the retention aspect, no portion of the award will vest until the second anniversary of the grant (at which time 50% of the award will vest) with 25% vesting on the third anniversary of the grant and the remaining 25% on the fourth anniversary of the grant. Grants were as follows:

Executive	Type of Equity	Grant Date Fair Value ($)
David I. Rainer	Restricted Stock Units*	$840,000
Karen Schoenbaum	Restricted Stock	$168,000
Anne Williams	Restricted Stock	$378,000
Anita Wolman	Restricted Stock	$252,000

*	The Restricted Stock Units contain provisions potentially delaying payment and delivery of the restricted stock based upon the Company’s determination that the delivery will otherwise cause the recipient’s compensation to exceed limits imposed by Internal Revenue Code Section 162(m). The award agreement provides that the payment and delivery of such shares will be deferred to the earliest date where the Company reasonably anticipates that such deduction will not be subject to Code Section 162(m).

OTHER PRACTICES, POLICIES & GUIDELINES

Clawbacks

The 2015 MIP contains clawback provisions which are effective in the event that the Company is required to prepare an accounting restatement due to error, omission or fraud (as determined by the members of the board of directors who are considered “independent” for purposes of the listing standards of the NASDAQ). In such an event each “executive officer” shall reimburse the Company for part or the entire “incentive award” made to such executive officer on the basis of having met or exceeded specific targets for performance periods. The Company may seek to reclaim incentives within a three-year period of the incentive payout. In addition, any award which is subject to recovery under any law, government regulation or stock exchange listing requirement, will be subject to such deductions and c1awback as may be required to be made pursuant to such law, government regulation or stock exchange listing requirement (or any policy adopted by the Company pursuant to any such law, government regulation or stock exchange listing requirement).

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

401(k) Plan

CU Bancorp has established a contributory 401(k) defined contribution plan covering substantially all employees. The plan allows eligible employees to contribute a portion of their income to a trust on a tax-favored basis and to invest their deferred income tax free until retirement. Participants are 100% vested in their own deferrals. In 2013, CU Bancorp decided to make a matching contribution of $0.50 for each dollar a participant elected to defer up to a maximum contribution of 4% of Compensation. In 2014, CU Bancorp decided to make a matching contribution of $0.50 for each dollar a participant elects to defer up to a maximum contribution of 3% of Compensation. In 2015, CU Bancorp decided to again make a matching contribution of $0.50 for each dollar a participant elects to defer up to a maximum contribution of 3% of Compensation. The decision to make a contribution is made on an annual basis. CU Bancorp may also make discretionary “Profit Sharing Contributions.” Discretionary contributions will vest 20% each year of employment, beginning on the first anniversary of employment.

Participants are able to direct investment of their deferrals and any Rollover Contributions. CU Bancorp has provided a broad range of diversified investment options or mutual funds with different risk and return characteristics for participants, through the John Hancock Life Insurance Company (USA). Participants are not able, at this time, to invest 401(k) savings in CU Bancorp’s common stock. Four employees of CU Bancorp serve as Trustees of the 401(k) Trust. They are: David I. Rainer, Chief Executive Officer; Anne A. Williams, Executive Vice President, Chief Credit Officer and Chief Operating Officer; Karen Schoenbaum, Executive Vice President and Chief Financial Officer; and Anita Y. Wolman, Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary.

Salary Continuation Benefit (Supplemental Executive Retirement Plan)

Retention is an important element in the consistency and continuity of the execution of the Company’s strategy. Unexpected turnover in key executive positions can be disruptive and is a potential threat to the Company’s progress. Each of Messrs. Rainer and Horton, and Mses. Williams, Schoenbaum and Wolman is eligible to participate in a supplemental executive retirement program (“SERP”) designed to reward long-term contribution to the Company and have entered into salary continuation agreements to implement this program. The SERP benefit consists of payment for fifteen years (eight in the case of Ms. Wolman) following retirement and is earned and vested over time as a key element of the Company’s retention strategy. For additional information on salary continuation benefits, see “— Pension Benefits Table” below.

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

Impact of Accounting and Tax Treatments of Executive Compensation

Tax Considerations

Section 162(m) of the Internal Revenue Code limits the allowable deduction for compensation paid or accrued with respect to the Chief Executive Officer and each of the three other most highly compensated executive officers (excluding the chief financial officer) of a publicly held corporation to no more than $1 million per year. Compensation may be exempt from this deduction limitation, including certain performance-based compensation paid under a plan administered by a committee of outside directors, which has been approved by shareholders. The CU Bancorp 2007 Equity and Incentive Plan, as amended and restated in 2014 provides CU Bancorp the authorization to issue performance-based compensation awards which are exempt from the limits of 162(m), although no awards not subject to the deduction limits of 162(m) were granted during 2015.

In light of Section 162(m), and the authorization for performance-based compensation which is not subject to the deduction limits of 162(m) contained in the Equity and Incentive Plan, it is the CNCG Committee’s intent going forward to maximize the tax deductibility of compensation paid to our executive officers when the $1 million threshold becomes an issue. However, the CNCG Committee retains the discretion to award compensation that may not fall within the performance-based compensation exemption where doing so is in the best interests of the Company and its shareholders.

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

Risk of Compensation Programs

The CNCG Committee periodically reviews our compensation programs to ensure that they are not encouraging unnecessary or excessive risk taking. Over time, adjustments have been made to our incentive arrangements to incorporate elements that help to mitigate risk. For example, both the 2014 Incentive Plan and the 2015 MIP included balanced performance goals (including asset/credit quality), caps on maximum incentive payout and clawback provisions. The 2015 MIP further provided the CNCG Committee the ability to exercise discretion to adjust the payments as needed to reflect the business environment and market conditions that may affect the Company’s performance and incentive plan funding. The CNCG Committee will continue to monitor our compensation programs and make adjustments as it sees appropriate, but the CNCG Committee does not believe that our compensation programs promote significant risk taking or that CU Bancorp’s policies and practices create risks that are reasonably likely to have a material adverse effect on CU Bancorp.

COMPENSATION COMMITTEE REPORT

This report of the CNCG Committee shall not be deemed to be incorporated by reference into any previous filing by us under either the Securities Act or the Exchange Act that incorporates future Securities Act or Exchange Act filings in whole or in part by reference.

The CNCG Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Based on our review and discussions, we have recommended to the board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Compensation, Nominating and Corporate Governance Committee of the board of directors of CU Bancorp:

Eric Kentor, Chairman

Roberto Barragan

David Holman

Daniel Selleck

Charles Sweetman

April 21, 2016

Executive Compensation of CU Bancorp

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2015, 2014, and 2013, compensation information for services in all capacities to the Company for (i) the Chief Executive Officer, (ii) the Chief Financial Officer, and (iii) the other most highly compensated executive officers who were serving as executive officers at the end of 2015 and whose total compensation in 2015 exceeded $100,000 (collectively, the “Named Executive Officers”). There are no other executive officers of the Company.

Name and Principal Position	Year	Salary	Bonus[1]	Stock Awards[2]	Non-Equity Incentive Plan Compen- sation[3]	Change to Pension Value and Nonqualified Deferred Compensation Earnings[4]	All Other Compen- sation[5]	Total
		$	$	$	$	$	$	$
David Rainer, Chief Executive Officer	2015 2014 2013	461,250 450,000 393,750	— — 187,500	1,191,214 271,586 269,760	246,977 225,000 224,510	258,785 179,242 166,277	54,810 52,052 49,307	2,213,036 1,177,880 1,291,104
K. Brian Horton	2015	340,000	—	156,611	135,545	119,888	23,863	775,907
President[6]	2014	28,333	—	390,400	—	621	1,159	420,513
	2013	—	—	—	—	—	—	—
Anne A. Williams, Executive Vice President, Chief Credit Officer and Chief Operating Officer	2015 2014 2013	307,750 301,000 281,500	— — 110,000	530,193 118,436 118,020	131,721 120,000 120,000	123,073 113,900 105,693	22,511 22,168 19,968	1,115,248 675,504 755,181
Anita Wolman, Executive Vice President, Chief Administrative Officer, General Counsel and Secretary	2015 2014 2013	257,750 251,000 231,500	— — 90,000	350,189 75,554 75,870	110,476 100,000 100,000	174,856 157,918 145,401	37,415 13,427 11,490	930,686 597,899 654,261
Karen Schoenbaum, Executive Vice President and Chief Financial Officer	2015 2014 2013	257,750 251,000 231,500	— — 90,000	266,189 75,554 75,870	110,476 100,000 92,000	56,395 52,312 48,596	27,206 35,433 29,290	718,016 514,299 567,256

[1]	The bonus payments reflected in the above table for 2013 were discretionary bonuses paid to the executives in September 2013 related to the success of the integration of the acquisition of Premier Commercial Bancorp and Premier Commercial Bank, N.A. and the positive impact of the acquisition on CU Bancorp’s interim results at that time.
[2]	The amounts in this column represent the grant date fair value of restricted stock awards issued to the CU Bancorp named executive officers in the year of grant as calculated in accordance with ASC Topic 718. Fair value is calculated by multiplying the number of shares subject to the award by the NASDAQ closing price per share on the date the award was granted. Included in this column for 2015 are restricted stock units and awards granted under CU Bancorp’s Equity and Incentive Plan in March 2015. Mr. Rainer received grants of restricted stock units of 40,000 shares with the grant date fair value of $840,000 and Mses. Williams, Wolman and Schoenbaum received grants of restricted common stock awards of 18,000, 12,000 and 8,000 shares, respectively. The grant date fair value of the shares granted to Mses. Williams, Wolman and Schoenbaum is $378,000, $252,000, and $168,000, respectively. These stock awards are designed as special retention grants and vest over a period of four years, the first portion of which vests two years after the grant date. Also included in this column for 2015 are restricted stock awards issued under CU Bancorp’s 2015 Management Incentive Plan which represent performance-based awards as discussed above. In February 2016, each of Mr. Rainer, Mr. Horton, Ms. Williams, Ms. Wolman, and Ms. Schoenbaum was granted restricted common stock awards of 15,506, 6,914, 6,719, 4,335, and 4,335 shares, respectively. The grant date fair value of such shares is $351,214, $156,611. $152,193, $98,189, and $98,189, respectively for the services performed in 2015.
[3]	Non-Equity Incentive Plan Compensation reported in this column for 2015 was paid in the first quarter of 2016 and includes cash compensation under CU Bancorp’s 2015 Management Incentive Plan, a performance-based plan, as discussed previously in “The 2015 Management Incentive Plan”. Non-Equity Incentive Plan Compensation reported in this column for 2014 was paid in the first quarter of 2015 and includes cash compensation to Ms. Williams, Ms. Wolman and Ms. Schoenbaum under CU Bancorp’s Executive Incentive Plan, and a combination of both cash and restricted common stock compensation to Mr. Rainer under the Executive Incentive Plan. Mr. Rainer received total payment of $225,000, consisting of a cash payment of $124,920 and 4,800 shares of restricted common stock having a market value of $100,080 based upon the market value of such shares as of the grant date. Non-Equity Incentive Plan Compensation reported in this column for 2013 was paid in the first quarter of 2014 and includes cash compensation to Ms. Williams, Ms. Wolman and Ms. Schoenbaum under CU Bancorp’s Executive Incentive Plan and compensation to Mr. Rainer under the Executive Incentive Plan in the form of 13,000 shares of restricted common stock having a market value of $224,510 based upon the market value of such shares as of the grant date.
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
[5]	See “-All Other Compensation” table that follows for details of these amounts.
[6]	Mr. Horton became the President of the Company on December 31, 2014 following the acquisition of 1st Enterprise Bank. He served previously as President of 1st Enterprise Bank.

All Other Compensation

The amounts disclosed in the “All Other Compensation” column of the Summary Compensation Table above consist of:

Name	Year	Automobile Allowance	Long-term Disability & Executive Medical Premiums[1]	Country Club Dues and Membership Fees[2]	401(k) Employer Contributions[3]	Other[4]	Total
		$	$	$	$	$	$
David I. Rainer	2015	9,000	5,690	32,170	7,950	—	54,810
	2014	9,000	5,497	29,755	7,800	—	52,052
	2013	9,000	2,286	29,271	8,750	—	49,307
K. Brian Horton[5]	2015	—	3,253	12,660	7,950	—	23,863
	2014	—	104	1,055	—	—	1,159
	2013	—	—	—	—	—	—
Anne A. Williams	2015	9,000	5,561	—	7,950	—	22,511
	2014	9,000	5,368	—	7,800	—	22,168
	2013	9,000	2,218	—	8,750	—	19,968
Anita Y. Wolman	2015	—	5,330	—	7,950	24,135	37,415
	2014	—	5,627	—	7,800	—	13,427
	2013	—	2,740	—	8,750	—	11,490
Karen A. Schoenbaum	2015	9,000	4,256	—	7,950	6,000	27,206
	2014	9,000	4,152	—	7,800	14,481	35,433
	2013	9,000	1,886	—	8,750	9,654	29,290

1.	The premiums paid for health care benefits, dental care benefits, vision care benefits, short-term disability benefits, and long-term disability benefits are available to all employees of CU Bancorp and California United Bank and do not discriminate in favor of executives and are therefore not included in the above table. Included in this amount in the table above are: (a) the premiums related to supplemental long-term disability coverage for named executive officers that is not available to all CU Bancorp and California United Bank employees. (b) CU Bancorp and California United Bank pay the premiums for a base amount for the eligible employee’s long-term care benefits, but any additional coverage elected by the employee above the base amount is paid by the employee; (c) All Senior Vice Presidents and above, including the CU Bancorp named executive officers, receive identical life insurance benefits providing life insurance coverage in the amount of three times of their salaries, up to a maximum of $300,000. Annual premium expense in excess of the base amount of $50,000 of insurance coverage is treated as imputed income to the employee; (d) Executive medical examinations are offered only to executive officers of CU Bancorp and California United Bank and the associated cost is included as additional compensation in the table above.
2.	The amounts in this column reflect country club dues and membership fees, a significant portion of which relates to business-related entertainment and business development.
3.	In 2014 and 2015, 401 (k) employer contributions were fifty cents ($.50) for each dollar an employee has elected to defer up to a maximum matching contribution of 3% of compensation, subject to IRS regulatory ceiling. In 2013, employer contributions were fifty cents ($.50) for each dollar an employee has elected to defer up to a maximum matching contribution of 4% of compensation, subject to IRS regulatory ceiling.
4.	The amounts in this column represent the cash value of vacation accruals which were paid out to Ms. Wolman and Ms. Schoenbaum.
5.	Mr. Horton became the President of the Company on December 31, 2014 following the acquisition of 1st Enterprise Bank. He served previously as President of 1st Enterprise Bank.

Other Perquisites and Benefits

In addition, the Company provided certain of its executive officers with memberships in various clubs and organizations, primarily for business development purposes. For additional information on benefits and perquisites, see the Summary Compensation Table included in the section above entitled “—Summary Compensation.”

Grants of Plan-Based Awards in 2015

The following table sets forth certain information regarding restricted stock awards granted under the Equity and Incentive Plan to the CU Bancorp named executive officers during 2015. There were no stock option awards granted to the CU Bancorp named executive officers during 2015.

	Grant Date	Estimated Future Non- Equity Incentive Payment, Threshold[1]	Estimated Future Non- Equity Incentive Payment, Target[1]	Estimated Future Non- Equity Incentive Payment, Stretch[1]	Estimated Future Equity Incentive Payment, Threshold[2]	Estimated Future Equity Incentive Payment, Target[2]	Estimated Future Equity Incentive Payment, Stretch[2]	All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option Awards
		($)	($)	($)	($)	($)	($)	(#)	($)
David Rainer	3/3/15	—	—	—	—	—	—	4,800	100,080
	3/19/15	—	—	—	—	—	—	40,000	840,000
	—	116,250	232,500	348,750	139,500	279,000	418,500	—	—
K. Brian Horton	—	68,000	136,000	204,000	66,300	132,600	198,900	—	—
Anne Williams	3/19/15	—	—	—	—	—	—	18,000	378,000
	—	62,000	124,000	186,000	60,450	120,900	181,350	—	—
Anita Wolman	3/19/15	—	—	—	—	—	—	12,000	252,000
	—	52,000	104,000	156,000	39,000	78,000	117,000	—	—
Karen Schoenbaum	3/19/15	—	—	—	—	—	—	8,000	168,000
	—	52,000	104,000	156,000	39,000	78,000	117,000	—	—

1.	Please refer to the “2015 Performance Goal Selection Process” subsection above for a discussion of the 2015 Management Incentive Plan and the performance measures on which awards granted pursuant to it are based. The Stretch amount represents the full incentive potential. Refer to the Compensation Discussion and Analysis for additional information. The actual amount awarded in 2015 is reported in the Summary Compensation Table in the column “Non-equity Incentive Plan Compensation.”
2.	The “Estimated Future Equity” incentive payouts columns represent the threshold, target and stretch fair market value of the number of shares of voting common stock which the recipient could be entitled for satisfaction of the respective performance measures to which each award is subject.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table sets forth certain information regarding the holdings of stock options and restricted stock by the CU Bancorp Named Executive Officers at December 31, 2015. The options were granted pursuant to the California United Bank 2005 Stock Option Plan and the Equity and Incentive Plan.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested
	(#)	(#)	(#)	($)		(#)		($)	(#)	($)
David Rainer	60,000	—	—	17.50	2/26/17	5,000	[1]	126,800	—	—
	23,333	—	—	16.00	9/24/17	8,867	[4]	224,867	—	—
	—	—	—	—	—	4,800	[5]	121,728	—	—
	—	—	—	—	—	40,000	[6]	1,014,400	—	—
K. Brian Horton	49,768	—	—	7.59	6/21/16	20,000	[8]	507,200	—	—
Anne Williams	8,500	—	—	12.20	4/27/17	3,250	[1]	82,420	—	—
	—	—	—	—	—	3,867	[4]	98,067	—	—
	—	—	—	—	—	18,000	[7]	456,480	—	—
Anita Wolman	—	—	—	—	—	1,250	[1]	31,700	—	—
	—	—	—	—	—	1,500	[2]	38,040	—	—
	—	—	—	—	—	2,467	[4]	62,563	—	—
	—	—	—	—	—	12,000	[7]	304,320	—	—
Karen Schoenbaum	—	—	—	—	—	1,250	[1]	31,700	—	—
	—	—	—	—	—	1,500	[2]	38,040	—	—
	—	—	—	—	—	2,467	[4]	62,563	—	—
	—	—	—	—	—	8,000	[7]	202,880	—	—

1.	Restricted Stock granted on August 14, 2012 vests at a rate of 25% annually, commencing on the first anniversary of grant.
2.	Restricted Stock granted on September 12, 2013 vests at a rate of 33.33% annually, commencing on the first anniversary of grant.
3.	Restricted Stock granted on December 1, 2014 vests at a rate of 50% on the second anniversary of the grant and 25% annually thereafter.
4.	Restricted Stock granted on December 18, 2014 vests at a rate of 33.33% annually, commencing on the first anniversary of grant.
5.	Restricted Stock granted on March 3, 2015 vests fully on the first anniversary of grant.
6.	Restricted Stock Units granted on March 19, 2015 vest at a rate of 50% on the second anniversary of grant and 50% on the fourth anniversary of grant. The payment and delivery of such shares will be deferred to the earliest date where the Company reasonably anticipates that such deduction will not be subject to Internal Revenue Code Section 162(m).
7.	Restricted Stock granted on March 19, 2015 vests at a rate of 50% on the second anniversary of grant and 25% annually thereafter.

In March of 2015, David I. Rainer, the Chief Executive Officer, received grants of restricted stock units of 40,000 shares. In March of 2015, Anne A. Williams, the Executive Vice President, Chief Credit Officer and Chief Operating Officer, Karen Schoenbaum, the Executive Vice President and Chief Financial Officer, and Anita Y. Wolman, the Executive Vice President, General Counsel and Corporate Secretary, received grants of restricted stock of 18,000 shares, 8,000 shares, and 12,000 shares, respectively.

Option Exercises and Stock Vested in 2015

The following table sets forth certain information regarding stock options and restricted stock granted under the 2005 Stock Option Plan and the Equity and Incentive Plan to the CU Bancorp named executive officers. The dollar figures in the table below reflect the value on the exercise date for option awards and the value on the vesting date of the restricted stock award.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
	#	$	#	$
David I. Rainer	20,000	125,287	33,433	732,760
K. Brian Horton[1]	42,419	632,523	—	—
Anne A. Williams	5,000	11,944	18,933	411,553
Anita Y. Wolman	25,000	223,544	7,233	160,530
Karen A. Schoenbaum	6,900	59,998	6,033	135,270

1.	Mr. Horton received options to purchase Company stock as a result of the acquisition of 1st Enterprise. The stock options were granted initially under the 1st Enterprise Bank 2006 Stock Incentive Plan which was adopted by the Company in connection with the acquisition for the sole purpose of providing replacement stock options to 1st Enterprise officers and directors. The stock options exercised by Mr. Horton were granted in June 2006 and would be expiring in June 2016.

Supplemental Executive Retirement Plan

Each of Mr. Rainer and Mses. Williams, Schoenbaum and Wolman is eligible to participate in a supplemental executive retirement program (“SERP”) designed to reward long-term contribution to the Company. In February 2015, the Committee approved a similar program for Mr. Horton and an increase in Mr. Rainer’s benefit under the program. The SERP benefit consists of payment for fifteen years (eight in the case of Ms. Wolman) following retirement and is earned and vested over time as a key element of the Company’s retention strategy.

Pension Benefits

Name	Plan Name	Number of Years Credited Service[1]	Present Value of Accumulated Benefit[2]	Payments During Last Fiscal Year
David I. Rainer	Salary Continuation Agreement	n/a	$643,876	—
K. Brian Horton	Salary Continuation Agreement	n/a	$112,243	—
Anne A. Williams	Salary Continuation Agreement	n/a	$367,835	—
Anita Wolman	Salary Continuation Agreement	n/a	$512,973	—
Karen Schoenbaum	Salary Continuation Agreement	n/a	$168,943	—

1.	Benefits due under the salary continuation agreements are set forth in each agreement and are not determined by a formula based on years of service.
2.	Represents the cumulative amount accrued with respect to the salary continuation agreements for each of the Named Executive Officers as of December 31, 2015. Monthly charges are made to accrue for these post-retirement benefit obligations in a systematic and orderly way using an appropriate discount rate, such that the accrued liability balance at the participant’s retirement date will be equal to the then present value of the benefits promised under the salary continuation agreement. During 2015, we used a 4.75% discount rate.

Premier Commercial Bank, National Association Salary Continuation Agreement

As a condition of the merger with Premier Commercial Bank, the Company agreed to continue to provide specified benefits following the merger to Kenneth Cosgrove under a Salary Continuation Agreement. Mr. Cosgrove had been the Chief Executive Officer of Premier Commercial Bank, National Association prior to its merger with the Company, and had entered into a Salary Continuation Agreement on April 1, 2004. Under the Salary Continuation Agreement, Mr. Cosgrove was entitled to receive a $75,000 annual benefit (in twelve monthly installments) beginning on the first day of the month following Mr. Cosgrove’s sixty-fifth birthday. The annual benefit will be paid to Mr. Cosgrove for fifteen years. Mr. Cosgrove achieved the age of 65 on June 11, 2012 and began receiving his annual benefit (in monthly installments) on July 1, 2012. Mr. Cosgrove will continue to receive his annual benefit through June 2027. On December 31, 2014 and 2015, Mr. Cosgrove’s Salary Continuation Agreement had a net present value of $803,069 and $749,339, respectively, resulting in a $53,730 net decrease to the value of his Salary Continuation Agreement. The decrease is comprised of $21,270 in accruals, minus Mr. Cosgrove’s $75,000 annual benefit. Changes to the value of Mr. Cosgrove’s Salary Continuation Agreement are not reported on the below Director Compensation Table because Mr. Cosgrove’s annual benefit is not associated with his service to the Company as a Director.

Potential Payments upon Termination or Change-In-Control

Employment Agreements

The Company does not currently have any employment agreements with its named executive officers. As of December 31, 2015, there were no contractual or other payments due or payable upon termination except as set forth under the Change in Control Severance Plan.

Treatment of Outstanding Stock Options upon Termination or Change-In-Control

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

Liquidation or Change in Control

Options granted under the Employee Plan and the Equity and Incentive Plan are subject to a provision that takes effect upon a plan of dissolution, liquidation, reorganization, merger, consolidation or sale of substantially all of the assets of the Company to another corporation. Under the agreements in connection with grants under the Employee Plan and the 2007 Equity and Incentive Plan, prior to the occurrence of any such change in control, all options granted under both plans will become immediately exercisable. There are no special benefits related to stock options which apply only to the Named Executive Officers. The provisions described above apply to all employee stock options.

Treatment of Outstanding Restricted Stock Upon Termination or Change-In-Control

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

Change-In-Control Severance Plan

To ensure the continuity of management in the event of a change in control, the Company has adopted a Change in Control Plan, or CIC Plan, which provides severance compensation within 24 months following a change in control of the Company to executive officers. The purpose of the CIC Plan is to assist in recruiting, encourage retention and minimize the uncertainty and distraction caused by the potential for acquisitions and to allow our executive officers to focus on performance by providing transition assistance if there is a change in control. In addition, the program is intended to align executive and shareholder interests by enabling the executive officers to consider corporate transactions that are in the best interests of the shareholders and other constituents of the Company without undue concern over whether the transactions may jeopardize the executive’s own employment. The CIC Plan requires that there be a change in control and a termination of employment (voluntary or involuntary) thereafter for benefits to be available. Additionally, under the Company’s existing equity plans and agreements, as well as the CIC Plan, all outstanding unvested stock options or restricted stock would vest upon a change in control. Payments under these change in control plans did not influence the CNCG Committee decisions with respect to other aspects of the Named Executive Officers’ compensation since the CNGC Committee believes that payments following termination of service may never occur, while payment for services rendered provide an immediate benefit which enhances shareholder value.

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

Supplemental Executive Retirement Plan and Employment Termination

In the event a participating executive dies while employed by the Company and prior to receiving payments under the plan, the executive’s beneficiaries will be entitled to the greater of: i) the Accrual Balance in the plan at the date of death or ii) the net death benefit the Company receives on life insurance policies owned on the executive which are specifically listed in the agreement relative to the plan. “Net Death Benefit” is the total death proceeds of the life insurance policy, less the cash surrender value of the policies on the date of the executive’s death. If a participating executive’s termination of employment occurs prior to normal retirement age, other than by reason of death or a Change of Control, the executive is entitled to 100% of the Accrual Balance shown in the section above entitled “Supplemental Executive Retirement Plan”. In the event a participating executive’s employment is terminated within 24 months of a Change of Control the executive will be entitled to the normal retirement benefit under the plan upon attaining the specified retirement age.

Termination Payments and Benefits for CU Bancorp Named Executive Officers

The following calculations are based on a hypothetical triggering event occurring on December 31, 2015 at the actual closing market price of the Company’s Common stock as of such date. The amounts set forth under Change in Control include payments under the CIC Plan, as well as accelerated vesting of restricted stock and stock options to the extent set forth in such plans and agreements. Also included are benefits under the Supplemental Executive Retirement Plan. See footnotes for additional information.

David I. Rainer	Employment Agreement[1] ($)	Change in Control Agreements ($)	Supplemental Executive Retirement Plan ($)	Total ($)
Termination by CU Bancorp without “Cause”[3]	0	0	0	0
Termination by CU Bancorp for “Cause”	0	0	0	0
Termination by Executive on “Other Event”[3]	0	0	0	0
Change in Control[2]	0	3,257,618	1,665,736	4,923,354
Death[3]	0	0	0	0

1.	None of the CU Bancorp named executive officers currently has an employment agreement with CU Bancorp.
2.	The total amount payable following a Change in Control under all Agreements is limited to three times the average compensation paid to the Named Executive Officer during the five years (or shorter period) prior to the Change in Control. As a result of such limit, the total Change in Control benefits payable to Mr. Rainer were reduced by $115,390
[3]	See “Executive Compensation — Supplemental Executive Retirement Plan and Employment Termination” for additional information.

K. Brian Horton	Employment Agreement[1] ($)	Change in Control Agreements ($)	Supplemental Executive Retirement Plan[3] ($)	Total ($)
Termination by CU Bancorp without “Cause”[4]	0	0	0	0
Termination by CU Bancorp for “Cause”	0	0	0	0
Termination by Executive on “Other Event”[4]	0	0	0	0
Change in Control[2]	0	0	1,265,324	1,265,324
Death[4]	0	0	0	0

1.	None of the CU Bancorp named executive officers currently has an employment agreement with CU Bancorp.
2.	The total amount payable following a Change in Control under all Agreements is limited to three times the average compensation paid to the Named Executive Officer during the five years (or shorter period) prior to the Change in Control. As a result of such limit, the total Change in Control benefits payable to Mr. Horton were reduced by $1,253,673.
3.	As a result of the Change in Control payment limit, the benefits payable under the Salary Continuation Agreement were reduced by $24,848.
[4]	See “Executive Compensation — Supplemental Executive Retirement Plan and Employment Termination” for additional information.

Anne A. Williams	Employment Agreement[1] ($)	Change in Control Agreements ($)	Supplemental Executive Retirement Plan ($)	Total ($)
Termination by CU Bancorp without “Cause”[3]	0	0	0	0
Termination by CU Bancorp for “Cause”	0	0	0	0
Termination by Executive on “Other Event”[3]	0	0	0	0
Change in Control[2]	0	1,561,464	827,680	2,389,143
Death[3]	0	0	0	0

1.	None of the CU Bancorp named executive officers currently has an employment agreement with CU Bancorp.
2.	The total amount payable following a Change in Control under all Agreements is limited to three times the average compensation paid to the Named Executive Officer during the five years (or shorter period) prior to the Change in Control. As a result of such limit, the total Change in Control benefits payable to Ms. Williams were reduced by $72,586.
[3]	See “Executive Compensation — Supplemental Executive Retirement Plan and Employment Termination” for additional information.

Karen A. Schoenbaum	Employment Agreement[1] ($)	Change in Control Agreements ($)	Supplemental Executive Retirement Plan ($)	Total ($)
Termination by CU Bancorp without “Cause”[3]	0	0	0	0
Termination by CU Bancorp for “Cause”	0	0	0	0
Termination by Executive on “Other Event”[3]	0	0	0	0
Change in Control[2]	0	325,153	640,653	965,806
Death[3]	0	0	0	0

1.	None of the CU Bancorp named executive officers currently has an employment agreement with CU Bancorp.
2.	The total amount payable following a Change in Control under all Agreements is limited to three times the average compensation paid to the Named Executive Officer during the five years (or shorter period) prior to the Change in Control. As a result of such limit, the total Change in Control benefits payable to Ms. Schoenbaum were reduced by $787,602.
[3]	See “Executive Compensation — Supplemental Executive Retirement Plan and Employment Termination” for additional information.

Anita Y. Wolman	Employment Agreement[1] ($)	Change in Control Agreements ($)	Supplemental Executive Retirement Plan ($)	Total ($)
Termination by CU Bancorp without “Cause”[3]	0	0	0	0
Termination by CU Bancorp for “Cause”	0	0	0	0
Termination by Executive on “Other Event”[3]	0	0	0	0
Change in Control[2]	0	1,217,243	137,431	1,354,675
Death[3]	0	0	0	0

1.	None of the CU Bancorp named executive officers currently has an employment agreement with CU Bancorp.
2.	The total amount payable following a Change in Control under all Agreements is limited to three times the average compensation paid to the Named Executive Officer during the five years (or shorter period) prior to the Change in Control.
[3]	See “Executive Compensation — Supplemental Executive Retirement Plan and Employment Termination” for additional information.

CU Bancorp Director Compensation

During 2015, all non-employee Directors received an annual retainer of $30,000 (paid quarterly) with the Bank’s Vice Chairman receiving an additional retainer of $5,000 annually. Chairs of the Audit & Risk and CNCG Committees received an additional retainer of $12,000 annually and the Chair of the Loan Committee received an additional retainer of $10,000 annually. Members of the Audit & Risk and CNCG Committees received an additional retainer of $3,000 annually, and members of the Loan Committee received an additional retainer of $2,400 annually The liaison to the management CRA Committee and the ALCO Committee received an additional retainer of $7,500 annually. All retainers are paid quarterly. The newly created position of Lead Director receives an additional cash retainer of $12,000.

Non-Employee directors also receive an annual equity grant equal to $30,000 based on closing price on the NASDAQ of the Company’s common stock on date of grant. The director equity is granted at the first Board meeting following the Company’s Annual Meeting of Shareholders. Each equity grant vests on the earlier of i) one year from the date of grant; or ii) the next Annual Meeting of Shareholders.

Directors are expected to attend at least 75% of all applicable meetings. Compensation paid to David I. Rainer, K. Brian Horton and Anne A. Williams is not included in this table because they were all employees during 2015 and therefore received no additional compensation for services as directors.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards[1] ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Roberto E. Barragan	$42,000	$29,975	—	—	—	—	$71,975
Charles Beauregard[3]	$44,500	$29,975	—	—	—	—	$74,475
Kenneth Cosgrove[2]	$39,050	$29,975	—	—	—	—	$69,025
David C. Holman[3]	$43,500	$29,975	—	—	—	—	$73,475
Eric Kentor	$38,750	$29,975	—	—	—	—	$68,725
Jeffrey Leitzinger[3]	$42,000	$29,975	—	—	—	—	$71,975
Roy A. Salter	$36,300	$29,975	—	—	—	—	$66,275
Daniel F. Selleck	$36,300	$29,975	—	—	—	—	$66,275
Lester M. Sussman[4]	$38,500	—	—	—	—	—	$38,500
Charles H. Sweetman	$44,000	$29,975	—	—	—	—	$73,975
Kaveh Varjavand[5]	$13,000	$29,975	—	—	—	—	$42,975

1.	The amounts in this column represent the grant date fair value of restricted stock awards issued to the directors by CU Bancorp with respect to 2015, as calculated in accordance with ACS Topic 718. The amounts reported in the above table do not include any estimates of forfeitures. Each Director was granted 1,170 shares of restricted stock on October 29, 2015. These shares of restricted stock vest on the earlier of the first anniversary date or the date of CU Bancorp’s 2016 Annual Shareholder Meeting.
2.	These individuals became Directors of CU Bancorp effective August 1, 2012 upon finalization of the merger with Premier Commercial Bancorp.
3.	These individuals became Directors of CU Bancorp effective December 1, 2014 upon finalization of the merger with 1st Enterprise Bank.
4.	Mr. Sussman resigned from the board of directors effective October 29, 2015.
5.	Mr. Varjavand became a Director of CU Bancorp effective September 1, 2015.

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

Plan	Number of securities to be issued upon exercise of outstanding options (A)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (A))
Equity Compensation Plans Approved by Security Holders:
California United Bank 2005 Stock Option Plan (terminated)	108,180	$18.63	—
CU Bancorp 2007 Equity Incentive and Incentive Plan	449,291	$8.62	576,505

Total	557,471	$10.57	576,505

As part of the merger with 1st Enterprise, CU Bancorp adopted the 1st Enterprise Bank 2006 Stock Incentive Plan, as amended (“2006 Stock Incentive Plan”), as its own equity plan and all stock options granted by 1st Enterprise thereunder were fully vested and exercisable and were converted to CU Bancorp stock options on substantially the same terms, but adjusted to reflect the exchange ratio set forth in the Merger Agreement. At

December 31, 2015, there were 404,958 options outstanding under the 2006 Stock Incentive Plan with a weighted-average exercise price of $8.01 per share. No new equity awards will be granted under the 2006 Stock Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shareholdings of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 19, 2016, concerning the beneficial ownership of the Company’s outstanding common stock: (i) by each of the directors of the Company; (ii) by each of the Company’s named executive officers and (iii) by all directors and executive officers of the Company as a group. Management is not aware of any change in control of the Company that has occurred since January 1, 2015 or of any arrangement that may, at a subsequent date, result in a change in control of the Company. Other than Wellington Management Co. LLC, Basswood Capital Management, LLC, and Banc Funds Co. LLC, management of the Company does not know of any person who owns, beneficially or of record, more than 5% of the Company’s outstanding common stock.

Name and Position Held	Number of Shares of Common Stock Beneficially Owned¹		Number of Shares Subject to Vested Stock Options²	Percent of Class Beneficially Owned
Roberto E. Barragan
Director	15,370	[3]	—	0.09%
Charles R. Beauregard
Director	95,390	[4]	16,924	0.64%
Kenneth J. Cosgrove
Director	319,543	[5]	—	1.83%
David C. Holman
Director	160,897	[6]	10,000	0.98%
Eric S. Kentor
Director	8,670	[7]	—	0.05%
Jeffrey J. Leitzinger, Ph.D.
Director	57,315	[8]	26,339	0.48%
Roy Salter
Director	66,825	[9]	—	0.38%
Daniel Selleck
Director	44,070	[1][0]	—	0.25%
Charles S. Sweetman
Director	63,170	[11]	—	0.36%
Kaveh Varjavand
Director	1,170	[12]	—	0.01%
David I. Rainer
Chairman of the Board & Chief Executive Officer	249,848	[13]	83,333	1.90%
K. Brian Horton
President	138,380	[14]	—	0.79%
Anne A. Williams
Executive Vice President, Chief Operating Officer & Chief Credit Officer	123,323	[15]	8,500	0.76%
Anita Y. Wolman
Executive Vice President, Chief Administrative
Officer, General Counsel, and Corporate Secretary	73,462	[16]	—	0.42%
Karen A. Schoenbaum
Executive Vice President and Chief Financial Officer	48,535	[17]	—	0.28%
All Directors, Nominees and Executive Officers as a Group (15 in number)	1,465,968		145,096	9.17%

1.	Includes share beneficially owned, directly and indirectly, together with associates. Also includes share held as trustee and held by or as custodian for minor children. Unless otherwise indicated, all shares are held as community property under California law or with sole voting and investment power. Does not include any shares that may be acquired upon exercise of stock options, which are identified separately in this table.
2.	For All Directors and Executive Officers as a Group, all 145,096 vested stock options held by such persons are treated as issued and outstanding when computing the percent of class. As part of the acquisition of 1st Enterprise, CU Bancorp adopted the 1st Enterprise 2006 Stock Incentive Plan, as amended, as its own equity plan and all stock options granted by 1st Enterprise thereunder are exercisable for CU Bancorp common stock on substantially the same terms but adjusted to reflect the exchange ratio set forth in the Merger Agreement. These replacement stock options are fully vested as of the date of the merger. Mr. Beauregard, Mr. Holman and Mr. Leitzinger, who joined CU Bancorp as directors following the acquisition, had 16,924, 10,000 and 26,339 shares of non-qualified stock options, respectively, that are exercisable as presented in the table above.
3.	Includes 13,700 shares owned as Trustee of the Roberto and Silvia Barragan Living Trust and 1,670 shares of Restricted Stock with 500 shares vesting on December 18, 2016 and 1,170 shares vesting on the earlier of October 29, 2016 or the date of CU Bancorp’s 2016 Annual Shareholder Meeting. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
4.	Includes 93,720 shares directly owned by Mr. Beauregard and 1,670 shares of Restricted Stock with 500 shares vesting on December 18, 2016 and 1,170 shares vesting on the earlier of October 29, 2016 or the date of CU Bancorp’s 2016 Annual Shareholder Meeting. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto. Mr. Beauregard has pledged 93,720 shares of his Company stock as security for margin accounts as to which there is currently no debt outstanding.
5.	Includes 177,282 shares held jointly with his spouse as Trustees of the Kenneth Cosgrove & Carolyn Cosgrove Family Trust, includes 22,956 shares in Mr. Cosgrove’s 401K account, 15,098 shares in Mr. Cosgrove’s self-directed IRA account, 19,885 shares in Carolyn Cosgrove’s self-directed IRA account, 82,652 shares held directly by Mr. Cosgrove and 1,670 shares of Restricted Stock with 500 shares vesting on December 18, 2016 and 1,170 shares vesting on the earlier of October 29, 2016 or the date of CU Bancorp’s 2016 Annual Shareholder Meeting. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
6.	Includes 159,227 shares directly owned by Mr. Holman and 1,670 shares of Restricted Stock with 500 shares vesting on December 18, 2016 and 1,170 shares vesting on the earlier of October 29, 2016 or the date of CU Bancorp’s 2016 Annual Shareholder Meeting. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
7.	Includes 7,000 shares held jointly with his spouse as Trustees of the Kentor Trust U/A Dtd 9/18/2002 and 1,670 shares of Restricted Stock with 500 shares vesting on December 18, 2016 and 1,170 shares vesting on the earlier of October 29, 2016 or the date of CU Bancorp’s 2016 Annual Shareholder Meeting. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
8.	Includes 55,645 shares directly owned by Mr. Leitzinger and 1,670 shares of Restricted Stock with 500 shares vesting on December 18, 2016 and 1,170 shares vesting on the earlier of October 29, 2016 or the date of CU Bancorp’s 2016 Annual Shareholder Meeting. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
9.	Includes 63,590 shares held jointly with his spouse as Trustee of the Roy and Traci Salter Living Trust, 1,565 shares in Mr. Salter’s self-directed IRA, and 1,670 shares of Restricted Stock with 500 shares vesting on December 18, 2016 and 1,170 shares vesting on the earlier of October 29, 2016 or the date of CU Bancorp’s 2016 Annual Shareholder Meeting. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
10.	Includes 42,400 shares owned as Trustee of the Daniel F. Selleck Family Trust and 1,670 shares of Restricted Stock with 500 shares vesting on December 18, 2016 and 1,170 shares vesting on the earlier of October 29, 2016 or the date of CU Bancorp’s 2016 Annual Shareholder Meeting. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
11.	Includes 21,000 shares owned as trustee of the Charles H. Sweetman 1996 Trust, 24,100 shares owned as trustee of the Charles and Judy Sweetman Family Trust U/A dtd 4/25/2011, 2,000 shares owned by Sweetman Properties, LLC, 1,000 shares owned by his spouse as Trustee of the Judith Sweetman Trust, 3,150 shares as custodian under CUTMA for Kaylee J. Sweetman, 2,650 shares as custodian under CUTMA for Patrick C. Roche, 2,650 shares as custodian under CUTMA for Sophia Rose Sweetman trust, 750 shares as custodian under CUTMA for Emily K. Roche, 850 shares held by his spouse as custodian under CUTMA for Zachary A. Kosma, 850 shares held by his spouse as custodian under CUTMA for Marcus Oliver Kosma, 1,250 shares held by his spouse as custodian under CUTMA for Drake W. Radmacher, 1,250 shares held by his spouse as custodian under CUTMA for Ivy K. Radmacher, and 1,670 shares of Restricted Stock with 500 shares vesting on December 18, 2016 and 1,170 shares vesting on the earlier of October 29, 2016 or the date of CU Bancorp’s 2016 Annual Shareholder Meeting. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
12.	Includes 1,170 shares of Restricted Stock with 1,170 shares vesting on the earlier of October 29, 2016 or the date of CU Bancorp’s 2016 Annual Shareholder Meeting
13.	Includes 183,076 shares owned as Trustee of the David and Anne Rainer Trust, 31,634 shares owned by Mr. Rainer’s IRA, 5,765 shares directly owned by Mr. Rainer, and 29,373 shares of Restricted Stock with 5,000 shares vesting on August 14, 2016, 7,753 shares of Restricted Stock vesting on December 13, 2016, 4,433 shares of Restricted Stock vesting on December 18, 2016, 7,753 shares of Restricted Stock Vesting on December 12, 2017, and 4,434 shares or Restricted Stock vesting on December 18, 2017. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto. Mr. Rainer was granted 40,000 shares of Restricted Stock Unit (“RSU”) on March 19, 2015. Such grant is not included in this table. The shares of common stock underlying the 40,000 shares of RSU will not be issued until the RSUs vest (subject to certain conditions as stipulated in the RSU agreement with Mr. Rainer) with 20,000 shares vest on March 19, 2017, 10,000 shares on March 19, 2018 and 10,000 shares on March 19, 2019.
14.	Includes 70,444 shares owned as Trustee of the K. Brian Horton Trust, 3,362 shares held by Chester E. Horton Jr. as Custodian for UTMA/CA for Christopher R. Horton, 44,574 shares owned directly by Mr. Horton and 26,914 shares of Restricted Stock with 10,000 shares of Restricted Stock vesting on December 1, 2016, 3,457 shares of Restricted Stock vesting on December 13, 2016, 5,000 shares of Restricted Stock vesting on December 1, 2017, 3,457 shares of Restricted Stock vesting on December 12, 2017, and 5,000 shares of Restricted Stock vesting on December 1, 2018.
15.	Includes 91,487 shares directly owned by Ms. Williams and 31,836 shares of Restricted Stock with 3,250 shares of Restricted Stock vesting on August 14, 2016, 3,360 Restricted Stock vesting on December 13, 2016, 1,933 shares of Restricted Stock vesting on December 18, 2016, 9,000 shares of Restricted Stock vesting on March 19, 2017, 3,359 Restricted Stock vesting on December 12, 2017, 1,934 shares of Restricted Stock vesting on December 18, 2017, 4,500 shares of Restricted Stock vesting on March 19, 2018 and 4,500 shares of Restricted Stock vesting on March 19, 2019. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
16.	Includes 5,200 shares owned by spouse’s IRA, 46,710 shares directly by Ms. Wolman and 21,552 shares of Restricted Stock with 1,250 shares of Restricted Stock vesting on August 14, 2016, 1,500 shares of Restricted Stock vesting on September 12, 2016, 2,168 shares of Restricted Stock vesting on December 13, 2016, 1,233 shares of Restricted Stock vesting on December 18, 2016, 6,000 shares of Restricted Stock vesting on March 19, 2017, 2,167 shares of Restricted Stock vesting on December 12, 2017, 1,234 shares of Restricted Stock vesting on December 18, 2017, 3,000 shares of Restricted Stock vesting on March 19, 2018 and 3,000 shares of Restricted Stock vesting on March 19, 2019. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
17.

Includes 30,983 shares owned directly by Ms. Schoenbaum and 17,552 shares of Restricted Stock with 1,250 shares of Restricted Stock vesting on August 14, 2016, 1,500 shares of Restricted Stock vesting on September 12, 2016, 2,168 shares of Restricted Stock vesting on December 13, 2016, 1,233 shares of Restricted Stock vesting on December 18, 2016, 4,000 shares of Restricted Stock vesting on March 19, 2017, 2,167 shares of

Restricted Stock vesting on December 12, 2017, 1,234 shares of Restricted Stock vesting on December 18, 2017, 2,000 shares of Restricted Stock vesting on March 19, 2018 and 2,000 shares of Restricted Stock vesting on March 19, 2019. Recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.

Principal Shareholders and Change in Control

The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of December 31, 2015 by those persons known by the Company to own more than 5% of the outstanding Common Stock of the Company. The shareholder’s ownership percentage is based on 17,175,389 shares of common stock outstanding as of December 31, 2015.

Name of Beneficial Owner	Number of Shares (1)	Percent of Class Owned
Wellington Management Co. LLP	1,535,162	8.94%
Basswood Capital Management LLC	1,205,099	7.02%
Banc Funds Co. LLC	1,125,614	6.55%

(1)	Based on our records and information reported on a Schedule 13F as filed with the Securities and Exchange Commission as of December 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During 2015 there were no existing or proposed, material transactions between CU Bancorp and of its executive officers, directors, or principal shareholders (beneficial owners of 5% or more of our Common Stock), or the immediate family or associates of any of the foregoing persons, except as indicated below.

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

Director Independence

During 2015, each of CU Bancorp’s directors, except Mr. Rainer, CUB’s Chairman and Chief Executive Officer, Mr. Horton, CUB’s President since December 1, 2014, Ms. Williams, CUB’s Executive Vice President, Chief Operating Officer and Chief Credit Officer (who as of December 1, 2014 served only on the California United Bank board of directors), and Mr. Cosgrove, the former Chairman and Chief Executive Officer of Premier Commercial Bancorp (which was merged into CU Bancorp in July of 2012) was “independent,” as determined by the applicable listing requirements of the NASDAQ Stock Market. The NASDAQ Stock Market’s listing requirements provide that: (i) the audit committee be composed of independent directors; (ii) the chief executive officer’s compensation be determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iii) nominations of directors be selected by a majority of independent directors or by a nominating committee comprised solely of independent directors. None of Messrs. Rainer or Cosgrove or Ms. Williams served on the Company’s Audit and Risk Committee or its Compensation, Nominating and Corporate Governance Committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Relationship with Independent Accountants

The firm of RSM US LLP (“RSM”) served as independent registered public accountants for the Bank and the Company from inception through December 31, 2015.

The Audit and Risk Committee has considered the provision of non-audit services provided by RSM to be compatible with maintaining the independence of RSM.

The following is a description of fees billed to the Company by RSM during the fiscal years ended December 31, 2015 and 2014.

Audit Fees

The aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2015, and 2014, including reviews of the financial statements included in CU Bancorp’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K, were $369,150 and $377,000, respectively.

Audit-Related Fees

The aggregate fees billed for services related to professional assurance and related services other than those noted above, includes services rendered in connection with acquisitions, offerings or other accounting matters for the fiscal years ended December 31, 2015 and 2014 were $13,000 and $39,150, respectively. The audit-related fees in 2015 related to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission in connection therewith.

All Other Fees

No other fees were billed by RSM in 2015 or 2014.

ITEM 15. EXHIBITS

Index to Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and Among CU Bancorp and California United Bank and 1st Enterprise Bank Dated as of June 2, 2014 [1]
2.2	Amendment No. 1 to Agreement and Plan of Merger [2]
2.3	Amendment No. 2 to Agreement and Plan of Merger [3]
3.1	Articles of Incorporation of CU Bancorp [4]
3.2	Bylaws of CU Bancorp [5]
3.3	Certificate of Determination of Non-Cumulative Perpetual Preferred Stock, Series A of CU Bancorp [6]
4.1	Specimen form of Certificate for CU Bancorp Common Stock [7]
4.2	Assignment & Assumption Agreement[8]
10.1*	2014 CU Bancorp Executive Performance Incentive Plan Amendment # 1 – April 24, 2014 [9]
10.2*	Separation and Consulting Agreement [10]
10.3*	Notice of Grant of Restricted Stock Bonus Award and Form of Restricted Stock Bonus Award Agreement[11]
10.4*	CU Bancorp 2007 Equity Incentive Plan as Amended and Restated July 31, 2014, as Amended as of December 29, 2015[12]
10.5*	1st Enterprise Bank 2006 Stock Incentive Plan as Amended and Restated March 18, 2009[13]
10.6*	Amendment of the 1st Enterprise Bank 2006 Stock Incentive Plan, July 31, 2014[14]
10.7*	California United Bank 2005 Stock Option Plan [15]
10.8*	CU Bancorp 2012 Change in Control Severance Plan [16]
10.9*	Executive Salary Continuation Plan / Agreement and Schedule of Participants and Benefits [17]
10.10*	2014 California United Bank Executive Performance Cash Incentive Plan [18]
10.11*	Form of Director / Officer Indemnification Agreement and Schedule of Agreements [19]
12.1	Ratio of Earnings to Fixed Charges [20]

*	Refers to management contracts or compensatory plans or arrangements
⌂	Attached hereto.
[1]	Incorporated by reference from Exhibit 2.1 to CU Bancorp Registration Statement on Form S-4 as filed on August 20, 2014.
[2]	Incorporated by reference from Exhibit 2.1 to CU Bancorp Registration Statement on Form S-4 as filed on August 20, 2014.
[3]	Incorporated by reference from Exhibit 2.2 to CU Bancorp Current Report on Form 8-K filed November 17, 2014.
[4]	Incorporated by reference from Exhibit 3.1 to CU Bancorp Registration Statement on Form S-4 as filed on April 13, 2012.
[5]	Incorporated by reference from Exhibit 3.2 to CU Bancorp Annual Report on Form 10-K filed March 14, 2016.
[6]	Incorporated by reference from Exhibit 3.3 to CU Bancorp Current Report on Form 8-K filed November 24, 2014.
[7]	Incorporated by reference from Exhibit 4.1 to CU Bancorp Registration Statement on Form S-4 as filed on April 13, 2012.
[8]	Incorporated by reference from Exhibit 4.2 to CU Bancorp Annual Report on Form 10-K filed March 13, 2015.
[9]	Incorporated by reference from Exhibit 10.1 to CU Bancorp Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2014.
[10]	Incorporated by reference from Exhibit 10.5 to CU Bancorp Registration Statement on Form S-4 as filed on August 20, 2014.
[11]	Incorporated by reference from Exhibit 10.3 to CU Bancorp Annual Report on Form 10-K filed March 14, 2016.
[12]	Incorporated by reference from Exhibit 10.4 to CU Bancorp Annual Report on Form 10-K filed March 14, 2016.
[13]	Incorporated by reference from Exhibit 10.5 to CU Bancorp Annual Report on Form 10-K filed March 13, 2015.
[14]	Incorporated by reference from Exhibit 10.6 to CU Bancorp Annual Report on Form 10-K filed March 13, 2015.
[15]	Incorporated by reference from Exhibit 10.1 to CU Bancorp Registration Statement on Form S-4 as filed on April 13, 2012.
[16]	Incorporated by reference from Exhibit 10.3 to CU Bancorp Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.
[17]	Incorporated by reference from Exhibit 10.4 to CU Bancorp Annual Report on Form 10-K filed March 14, 2016.
[18]	Incorporated by reference from Exhibit 10.6 to CU Bancorp Annual Report on Form 10-K filed March 13, 2014.
[19]	Incorporated by reference from Exhibit 10.7 to CU Bancorp Annual Report on Form 10-K filed March 13, 2014.
[20]	Incorporated by reference from Exhibit 12.1 to CU Bancorp Annual Report on Form 10-K filed March 14, 2016.

14.1 14.2 21.1 23.1 24.1

CU Bancorp Principles of Business Conduct & Ethics [21]

CU Bancorp Code of Ethics – Financial Officers [22]

Subsidiaries of the Registrant [23]

Consent of Independent Registered Public Accounting Firm[24]

Power of Attorney[25]

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002[26]
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002[27]
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002[28]

[21]	Incorporated by reference from Exhibit 14.1 to CU Bancorp Annual Report on Form 10-K filed March 14, 2016.
[22]	Incorporated by reference from Exhibit 14.2 to CU Bancorp Annual Report on Form 10-K filed March 14, 2016.
[23]	Incorporated by reference from Exhibit 21.1 to CU Bancorp Registration Statement on Form S-4 as filed on August 20, 2014.
[24]	Incorporated by reference from Exhibit 23.1 to CU Bancorp Annual Report on Form 10-K filed March 14, 2016.
[25]	Incorporated by reference from Exhibit 24.1 to CU Bancorp Annual Report on Form 10-K filed March 14, 2016.
[26]	Incorporated by reference from Exhibit 31.1 to CU Bancorp Annual Report on Form 10-K filed March 14, 2016.
[27]	Incorporated by reference from Exhibit 31.2 to CU Bancorp Annual Report on Form 10-K filed March 14, 2016.
[28]	Incorporated by reference from Exhibit 32.1 to CU Bancorp Annual Report on Form 10-K filed March 14, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CU BANCORP

Dated	April 28, 2016	/s/ ANITA Y. WOLMAN
Anita Y. Wolman
Executive Vice President and General Counsel