Form 10-Q
period 2016-03-31
CU Bancorp
filed 2016-05-06
CIK 1543643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 4, 2016 the number of shares outstanding of the registrant’s no par value Common Stock was 17,516,136.

CU BANCORP

March 31, 2016 FORM 10-Q

CU BANCORP

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$43,912	$50,960
Interest earning deposits in other financial institutions	256,239	171,103

Total cash and cash equivalents	300,151	222,063
Certificates of deposit in other financial institutions	53,920	56,860
Investment securities available-for-sale, at fair value	315,499	315,785
Investment securities held-to-maturity, at amortized cost	40,256	42,036

Total investment securities	355,755	357,821
Loans	1,869,178	1,833,163
Allowance for loan loss	(16,545)	(15,682)

Net loans	1,852,633	1,817,481
Premises and equipment, net	4,836	5,139
Deferred tax assets, net	14,094	17,033
Other real estate owned, net	—	325
Goodwill	64,603	64,603
Core deposit and leasehold right intangibles, net	7,301	7,671
Bank owned life insurance	50,235	49,912
Accrued interest receivable and other assets	36,005	35,734

Total Assets	$2,739,533	$2,634,642

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing demand deposits	$1,312,298	$1,288,085
Interest bearing transaction accounts	257,981	261,123
Money market and savings deposits	750,798	679,081
Certificates of deposit	54,807	58,502

Total deposits	2,375,884	2,286,791
Securities sold under agreements to repurchase	21,967	14,360
Subordinated debentures, net	9,737	9,697
Accrued interest payable and other liabilities	15,957	16,987

Total Liabilities	2,423,545	2,327,835

Commitments and Contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Serial Preferred Stock – authorized, 50,000,000 shares: Series A, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 16,400 shares authorized, 16,400 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	17,148	16,995
Common stock – authorized, 75,000,000 shares no par value, 17,389,383 and 17,175,389 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	232,126	230,688
Additional paid-in capital	23,854	23,017
Retained earnings	42,907	36,923
Accumulated other comprehensive loss	(47)	(816)

Total Shareholders’ Equity	315,988	306,807

Total Liabilities and Shareholders’ Equity	$2,739,533	$2,634,642

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Interest Income
Interest and fees on loans	$22,578	$19,906
Interest on investment securities	1,232	1,180
Interest on interest bearing deposits in other financial institutions	439	202

Total Interest Income	24,249	21,288

Interest Expense
Interest on interest bearing transaction accounts	99	100
Interest on money market and savings deposits	511	383
Interest on certificates of deposit	33	51
Interest on securities sold under agreements to repurchase	11	5
Interest on subordinated debentures	117	107

Total Interest Expense	771	646

Net Interest Income	23,478	20,642
Provision for loan losses	622	1,443

Net Interest Income After Provision For Loan Losses	22,856	19,199

Non-Interest Income
Gain on sale of SBA loans, net	554	423
Deposit account service charge income	1,189	1,141
Other non-interest income	1,077	1,044

Total Non-Interest Income	2,820	2,608

Non-Interest Expense
Salaries and employee benefits (includes stock based compensation expense of $834 and $513 for the three months ended March 31, 2016 and 2015, respectively)	10,153	9,151
Occupancy	1,436	1,420
Data processing	618	641
Legal and professional	475	846
FDIC deposit assessment	350	333
Merger expenses	—	240
OREO loss and expenses	79	6
Office services expenses	403	414
Other operating expenses	1,673	1,862

Total Non-Interest Expense	15,187	14,913

Net Income Before Provision for Income Tax Expense	10,489	6,894
Provision for income tax expense	4,202	2,695

Net Income	6,287	4,199
Preferred stock dividends and discount accretion	303	272

Net Income available to common shareholders	$5,984	$3,927

Earnings Per Share
Basic earnings per share	$0.35	$0.24
Diluted earnings per share	$0.35	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Net Income	$6,287	$4,199
Other Comprehensive Income, net of tax:
Net change in unrealized gain on available-for-sale investment securities, net of tax	769	511

Other Comprehensive Income	769	511

Comprehensive Income	$7,056	$4,710

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2016

(Unaudited)

(Dollars in thousands)

	Preferred Stock		Common Stock
	Issued and Outstanding Shares	Amount	Issued and Outstanding Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2015	16,400	$16,995	17,175,389	$230,688	$23,017	$36,923	$(816)	$306,807
Net issuance of restricted stock	—	—	37,809	—	—	—	—	—
Exercise of stock options	—	—	189,489	1,438	—	—	—	1,438
Stock based compensation expense related to employee stock options and restricted stock	—	—	—	—	834	—	—	834
Restricted stock repurchase	—	—	(13,304)	—	(294)	—	—	(294)
Excess tax benefit – stock based compensation	—	—	—	—	297	—	—	297
Preferred stock dividends and discount accretion	—	153	—	—	—	(303)	—	(150)
Net income	—	—	—	—	—	6,287	—	6,287
Other comprehensive income	—	—	—	—	—	—	769	769

Balance at March 31, 2016	16,400	$17,148	17,389,383	$232,126	$23,854	$42,907	$(47)	$315,988

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income:	$6,287	$4,199
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	622	1,443
Provision for unfunded loan commitments	102	24
Stock based compensation expense	834	513
Depreciation	361	359
Net accretion of discounts/premiums for loans acquired and deferred loan fees/costs	(2,140)	(1,878)
Net amortization from investment securities	1,009	740
Increase in bank owned life insurance	(323)	(296)
Amortization of core deposit intangibles	321	421
Amortization of time deposit premium	(1)	(6)
Net amortization of leasehold right intangible asset and liabilities	(22)	(15)
Accretion of subordinated debenture discount	40	40
Loss on sale of OREO	14	—
Gain on sale of SBA loans, net	(554)	(423)
Decrease in deferred tax assets	2,381	545
Decrease (increase) in accrued interest receivable and other assets	26	(612)
Decrease in accrued interest payable and other liabilities	(1,622)	(1,751)
Net excess in tax benefit on stock compensation	(297)	(311)
Increase in fair value of derivative swap liability	561	1,044

Net cash provided by operating activities	7,599	4,036

Cash flows from investing activities:
Purchases of available-for-sale investment securities	(11,312)	(5,002)
Proceeds from repayment and maturities from investment securities	13,696	9,079
Loans originated, net of principal payments	(33,080)	(39,059)
Purchases of premises and equipment	(58)	(172)
Proceeds from sale of OREO	311	—
Net decrease in certificates of deposit in other financial institutions	2,940	13,479
Purchase of bank owned life insurance	—	(10,000)

Net cash used in investing activities	(27,503)	(31,675)

Cash flows from financing activities:
Net increase in Non-interest bearing demand deposits	24,213	77,689
Net (decrease) increase in Interest bearing transaction accounts	(3,142)	44,865
Net increase in Money market and savings deposits	71,717	16,638
Net decrease in Certificates of deposit	(3,694)	(3,288)
Net increase in Securities sold under agreements to repurchase	7,607	1,087
Net proceeds from stock options exercised	1,438	528
Restricted stock repurchase	(294)	(146)
Dividends paid on preferred stock	(150)	(41)
Net excess in tax benefit on stock compensation	297	311

Net cash provided by financing activities	97,992	137,643

Net increase in cash and cash equivalents	78,088	110,004
Cash and cash equivalents, beginning of period	222,063	132,586

Cash and cash equivalents, end of period	$300,151	$242,590

The accompanying notes are an integral part of these consolidated financial statements

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$782	$599
Net cash paid during the year for taxes	$1,710	$1,850
Supplemental disclosures of non-cash investing activities:
Net change in unrealized gain on available-for-sale investment securities, net of tax	$769	$511

CU BANCORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

California United Bank (the “Bank”) is a full-service commercial business bank offering a broad range of banking products and services including: deposit services, lending and cash management to small and medium-sized businesses, to non-profit organizations, to business principals and entrepreneurs, to the professional community, including attorneys, certified public accountants, financial advisors, healthcare providers and investors. The Bank opened for business in 2005. Its current headquarters office is located in Los Angeles, California. As a state chartered non-member bank, the Bank is subject to regulation by the California Department of Business Oversight (“DBO”) and the Federal Deposit Insurance Corporation (“FDIC”). The deposits of the Bank are insured by the FDIC to the maximum amount allowed by law.

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

Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in the interim consolidated financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the 2015 Annual Report on Form 10-K. In the opinion of management, the accompanying interim consolidated financial statements contain all necessary adjustments of a normal recurring nature, to present fairly the consolidated financial position of the Company and the results of its operations for the interim periods presented.

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

Note 2 - Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaced existing revenue recognition guidance for contracts to provide goods or services to customers and amended existing guidance related to recognition of gains and losses on the sale of certain nonfinancial assets such as real estate. ASU 2014-09 established a principles-based approach to recognizing revenue that applies to all contracts other than those covered by other authoritative GAAP guidance. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows were also required. ASU 2014-09 was to be effective for interim and annual periods beginning after December 15, 2016 and was to be applied on either a modified retrospective or full retrospective basis. In response to stakeholders’ requests and to defer the effective date required by ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), in August 2015, the FASB issued ASU 2015-14 which defers the original effective date for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2015-14 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). Changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The classification and measurement guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. All entities can early adopt the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Early adoption of these provisions can be elected for all financial statements of fiscal years and interim periods that have not yet been issued (for public business entities) or that have not yet been made available for issuance. The classification and measurement guidance is the first ASU issued under the FASB’s financial instruments project. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. While both lessees and lessors are affected by the new guidance, the effects on the lessees are much more significant. The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases. By definition, a short-term lease is one in which: (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which right-of-use assets and lease liabilities are not recognized and lease payments are generally recognized as expense over the lease term on a straight-line basis. This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under the legacy lease accounting guidance. For many entities, this could significantly affect the financial ratios they use for external reporting and other purposes, such as debt covenant compliance. Examples of changes in the new guidance affecting both lessees and lessors include: (a) defining initial direct costs to only include those incremental costs that would not have been incurred if the lease had not been entered into, (b) requiring related party leases to be accounted for based on their legally enforceable terms and conditions, (c) eliminating the additional requirements that must be applied today to leases involving real estate and (d) revising the circumstances under which the transfer contract in a sale-leaseback transaction should be accounted for as the sale of an asset by the seller-lessee and the purchase of an asset by the buyer-lessor. In addition, both lessees and lessors are subject to new disclosure requirements. ASU 2016-02 is effective for public entities for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to reduce the complexity of certain aspects of the accounting for employee share-based payment transactions. As a result of this ASU, changes applicable to all entities include: 1) minimum statutory withholding requirements; under the ASU, the threshold to qualify for equity classification would permit withholding up to the maximum individual statutory tax rate in the applicable jurisdictions. Also, the ASU provides that cash paid by an employer when directly withholding shares for tax-withholding purposes would be classified as a financing activity on the statement of cash flows; 2) accounting for forfeitures; the ASU would allow an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; 3) accounting for income taxes; under the ASU, all excess tax benefits and tax deficiencies would be recognized as income tax expense or benefit in the income statement. An entity also would recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Further, excess tax benefits would not be separated from other income tax cash flows and thus would be classified along with other cash flows as an operating activity. ASU 2016-09 is effective for public entities for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

	March 31, 2016	December 31, 2015
Total Shareholders’ Equity	$315,988	$306,807
Less: Preferred stock	17,148	16,995
Less: Goodwill	64,603	64,603
Less: Core deposit and leasehold right intangibles	7,301	7,671

Tangible common equity	$226,936	$217,538

Common shares issued and outstanding	17,389,383	17,175,389
Book value per common share	$17.19	$16.87

Tangible book value per common share	$13.05	$12.67

Note 4 - Computation of Earnings per Common Share

Basic and diluted earnings per common share were determined by dividing net income available to common shareholders by the applicable basic and diluted weighted average common shares outstanding. The following table shows weighted average basic common shares outstanding, potential dilutive shares related to stock options, unvested restricted stock, and weighted average diluted shares for the periods indicated (dollars in thousands, except share and per share data):

	Three Months Ended March 31,
	2016	2015
Net Income	$6,287	$4,199
Less: Preferred stock dividends and discount accretion	303	272

Net Income available to common shareholders	$5,984	$3,927

Weighted average basic common shares outstanding	17,041,427	16,408,710
Dilutive effect of potential common share issuances from stock options and restricted stock	299,145	439,521

Weighted average diluted common shares outstanding	17,340,572	16,848,231

Income per common share
Basic	$0.35	$0.24
Diluted	$0.35	$0.23

Anti-dilutive shares not included in the calculation of diluted earnings per share	3,000	65,278

Note 5 - Investment Securities

The investment securities portfolio has been classified into two categories: available-for-sale (“AFS”) and held-to-maturity (“HTM”).

The following tables present the amortized cost, gross unrealized gains and losses, and fair values of investment securities by major category as of the dates indicated (dollars in thousands):

		Gross Unrealized
March 31, 2016	Amortized Cost	Gains	Losses	Fair Market Value
Available-for-sale:
U.S. Govt Agency and Sponsored Agency - Note Securities	$1,010	$1	$—	$1,011
U.S. Govt Agency - SBA Securities	92,537	485	322	92,700
U.S. Govt Agency - GNMA Mortgage-Backed Securities	29,331	175	241	29,265
U.S. Govt Sponsored Agency - CMO & Mortgage-Backed Securities	102,518	556	402	102,672
Corporate Securities	511	2	—	513
Municipal Securities	1,002	1	—	1,003
Asset Backed Securities	7,691	—	305	7,386
U.S. Treasury Notes	80,981	19	51	80,949

Total available-for-sale	315,581	1,239	1,321	315,499
Held-to-maturity:
Municipal Securities	40,256	595	1	40,850

Total held-to-maturity	40,256	595	1	40,850

Total investment securities	$355,837	$1,834	$1,322	$356,349

		Gross Unrealized
December 31, 2015	Amortized Cost	Gains	Losses	Fair Market Value
Available-for-sale:
U.S. Govt Agency and Sponsored Agency - Note Securities	$1,014	$—	$—	$1,014
U.S. Govt Agency - SBA Securities	93,674	399	583	93,490
U.S. Govt Agency - GNMA Mortgage-Backed Securities	30,916	202	418	30,700
U.S. Govt Sponsored Agency - CMO & Mortgage-Backed Securities	97,693	250	789	97,154
Corporate Securities	4,016	7	—	4,023
Municipal Securities	1,010	1	—	1,011
Asset Backed Securities	7,890	—	243	7,647
U.S. Treasury Notes	80,981	—	235	80,746

Total available-for-sale	317,194	859	2,268	315,785
Held-to-maturity:
Municipal Securities	42,036	335	32	42,339

Total held-to-maturity	42,036	335	32	42,339

Total investment securities	$359,230	$1,194	$2,300	$358,124

The Company’s investment securities portfolio at March 31, 2016 consists of A-rated or above investment-grade securities. At March 31, 2016 and December 31, 2015, securities with a market value of $191 million and $197 million, respectively, were pledged as collateral for securities sold under agreements to repurchase, public deposits, outstanding standby letters of credit, bankruptcy deposits, and other purposes as required by various statutes and agreements. See Note 8 – Borrowings and Subordinated Debentures.

The following tables present the gross unrealized losses and fair values of AFS and HTM investment securities that were in unrealized loss positions, summarized and classified according to the duration of the loss period as of the dates indicated (dollars in thousands).

	< 12 Continuous Months		> 12 Continuous Months		Total
March 31, 2016	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
Available-for-sale investment securities:
U.S. Govt. Agency SBA Securities	$40,397	$233	$7,879	$89	$48,276	$322
U.S. Govt. Agency – GNMA Mortgage-Backed Securities	8,051	42	13,850	198	21,901	240
U.S. Govt. Sponsored Agency – CMO & Mortgage-Backed Securities	30,557	204	13,360	198	43,917	402
Asset Backed Securities	2,718	60	4,667	246	7,385	306
U.S Treasury Notes	31,974	51	—	—	31,974	51

Total available-for-sale investment securities	$113,697	$590	$39,756	$731	$153,453	$1,321

Held-to-maturity investment securities:
Municipal Securities	$1,304	$1	$—	$—	$1,304	$1

Total held-to-maturity investment securities	$1,304	$1	$—	$—	$1,304	$1

	< 12 Continuous Months		> 12 Continuous Months		Total
December 31, 2015	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss	Fair Value	Net Unrealized Loss
Available-for-sale investment securities:
U.S. Govt. Agency SBA Securities	$53,852	$428	$7,935	$154	$61,787	$582
U.S. Govt. Agency – GNMA Mortgage-Backed Securities	5,417	47	14,296	371	19,713	418
U.S. Govt. Sponsored Agency – CMO & Mortgage-Backed Securities	67,475	564	10,024	225	77,499	789
Asset Backed Securities	2,928	54	4,719	190	7,647	244
U.S Treasury Notes	80,745	235	—	—	80,745	235
Total available-for-sale investment securities	$210,417	$1,328	$36,974	$940	$247,391	$2,268

Held-to-maturity investment securities:
Municipal Securities	$5,669	$16	$2,392	$16	$8,061	$32

Total held-to-maturity investment securities	$5,669	$16	$2,392	$16	$8,061	$32

The unrealized losses in each of the above categories are associated with the general fluctuation of market interest rates and are not an indication of any deterioration in the credit quality of the security issuers. Further, the Company does not intend to sell these securities and is not more-likely-than-not to be required to sell the securities before the recovery of its amortized cost basis. Accordingly, the Company had no securities that were classified as other-than-temporary impaired at March 31, 2016 or December 31, 2015, and did not recognize any impairment charges in the consolidated statements of income.

The amortized cost, fair value and the weighted average yield of debt securities at March 31, 2016, are reflected in the table below (dollars in thousands). Maturity categories are determined as follows:

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

	March 31, 2016
Maturities Schedule of Securities (Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-sale:
Due through one year	$69,974	$69,904	0.97%
Due after one year through five years	141,241	140,939	1.40%
Due after five years through ten years	68,914	68,953	2.07%
Due after ten years	35,452	35,703	2.64%

Total available-for-sale	$315,581	$315,499	1.58%
Held-to-maturity:
Due through one year	$1,746	$1,753	1.40%
Due after one year through five years	34,354	34,825	1.59%
Due after five years through ten years	4,156	4,272	1.91%

Total held-to-maturity	$40,256	$40,850	1.61%

Total investment securities	$355,837	$356,349	1.59%

The weighted average yields in the above table are based on effective rates of book balances at the end of the period. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.

Investment in Federal Home Loan Bank Borrowings (FHLB) Common Stock

The Company’s investment in the common stock of the FHLB of San Francisco is carried at cost and was $8.0 million at March 31, 2016 and December 31, 2015. The investment in FHLB stock is periodically evaluated for impairment. Based on the capital adequacy of the FHLB and its overall financial condition, no impairment losses have been recorded.

See Note 8 - Borrowings and Subordinated Debentures for a detailed discussion regarding the Company’s borrowings and the requirements to purchase FHLB common stock. See Note 5 - Investment Securities in the Company’s Form 10-K for the year ended December 31, 2015 for additional discussion on the Company’s evaluation and accounting for its investment in FHLB common stock.

Note 6 - Loans

The following table presents the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands):

	March 31, 2016	December 31, 2015
Commercial and Industrial Loans:	$496,301	$537,368

Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	423,370	407,979
Other Nonresidential Properties	562,871	533,168
Construction, Land Development and Other Land	156,731	125,832
1-4 Family Residential Properties	122,408	114,525
Multifamily Residential Properties	70,423	71,179

Total Loans Secured by Real Estate	1,335,803	1,252,683

Other Loans:	37,074	43,112

Total Loans	$1,869,178	$1,833,163

Loan balances in the table above include net deferred fees and net discounts for a total of $19 million and $22 million as of March 31, 2016 and December 31, 2015 respectively.

The following table is a breakout of the Company’s loan portfolio stratified by the industry concentration of the borrower by their respective NAICS code as of the dates indicated (dollars in thousands):

	March 31, 2016	December 31, 2015
Real Estate	$905,848	$857,021
Manufacturing	162,129	174,773
Construction	180,255	161,618
Wholesale	118,845	134,093
Hotel/Lodging	108,816	105,741
Finance	80,947	87,734
Professional Services	59,724	60,952
Healthcare	48,256	47,293
Other Services	52,695	45,002
Retail	37,388	38,928
Restaurant/Food Service	25,017	26,226
Administrative Management	20,997	23,736
Transportation	22,219	22,237
Information	20,970	20,171
Education	8,955	9,244
Management	7,304	8,137
Entertainment	4,382	6,188
Other	4,431	4,069

Total	$1,869,178	$1,833,163

Small Business Administration Loans

Included in the loan portfolio is $36 million in loans that were originated under the guidelines of the Small Business Administration (“SBA”) program of which $9 million is guaranteed. The total portfolio of the SBA contractual loan balances being serviced by the Company at March 31, 2016 was $117 million, of which $81 million has been sold.

At March 31, 2016, there were no loans classified as held for sale. At March 31, 2016, the balance of SBA 7a loans originated during the quarter is $3.2 million, of which $2.4 million is guaranteed by the SBA. The Company does not currently plan on selling these loans, but it may choose to do so in the future.

Allowance for Loan Loss

The following table is a summary of the activity for the allowance for loan loss for the periods indicated (dollars in thousands):

	Three Months Ended March 30,
	2016	2015
Allowance for loan loss at beginning of the period	$15,682	$12,610
Provision for loan losses	622	1,443
Net (charge-offs) recoveries:
Charge-offs	—	(890)
Recoveries	241	84

Net (charge-offs) recoveries	241	(806)

Allowance for loan loss at end of period	$16,545	$13,247

Net (charge-offs) recoveries to average loans	0.01%	(0.05)%
Allowance for loan loss to total loans	0.89%	0.80%
Allowance for loan loss to total loans accounted for at historical cost, which excludes loans acquired by acquisition	1.23%	1.36%

The following tables present, by portfolio segment, the changes in the allowance for loan loss and the recorded investment in loans as of the dates and for the periods indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Three Months Ended March 31, 2016
Allowance for loan loss – Beginning balance	$5,924	$2,076	$6,821	$861	$15,682
Provision for loan losses	561	635	(448)	(126)	622
Net (charge-offs) recoveries:
Charge-offs	—	—	—	—	—
Recoveries	240	—	1	—	241

Net (charge-offs) recoveries	240	—	1	—	241

Ending balance	$6,725	$2,711	$6,374	$735	$16,545

Three Months Ended March 31, 2015
Allowance for loan loss – Beginning balance	$5,864	$1,684	$4,802	$260	$12,610
Provision for loan losses	681	79	635	48	1,443
Net (charge-offs) recoveries:
Charge-offs	(890)	—	—	—	(890)
Recoveries	82	—	2	—	84

Net (charge-offs) recoveries	(808)	—	2	—	(806)

Ending balance	$5,737	$1,763	$5,439	$308	$13,247

The following tables present both the allowance for loan loss and the associated loan balance classified by loan portfolio segment and by credit evaluation methodology (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
March 31, 2016
Allowance for loan loss:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	6,725	2,711	6,374	735	16,545
Purchased credit impaired (loans acquired with deteriorated credit quality)	—	—	—	—	—

Total Allowance for Loan Loss	$6,725	$2,711	$6,374	$735	$16,545

Loans receivable:
Individually evaluated for impairment	$256	$—	$871	$—	$1,127
Collectively evaluated for impairment	495,710	156,731	1,176,669	37,074	1,866,184
Purchased credit impaired (loans acquired with deteriorated credit quality)	335	—	1,532	—	1,867

Total Loans Receivable	$496,301	$156,731	$1,179,072	$37,074	$1,869,178

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
December 31, 2015
Allowance for loan loss:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,924	2,076	6,821	861	15,682
Purchased credit impaired (loans acquired with deteriorated credit quality)	—	—	—	—	—

Total Allowance for Loan Loss	$5,924	$2,076	$6,821	$861	$15,682

Loans receivable:
Individually evaluated for impairment	$558	$—	$649	$—	$1,207
Collectively evaluated for impairment	536,333	125,832	1,124,667	43,112	1,829,944
Purchased credit impaired (loans acquired with deteriorated credit quality)	477	—	1,535	—	2,012

Total Loans Receivable	$537,368	$125,832	$1,126,851	$43,112	$1,833,163

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

The following tables present the risk category of loans by class of loans based on the most recent internal loan classification as of the dates indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
March 31, 2016
Pass	$462,898	$156,731	$1,154,374	$34,116	$1,808,119
Special Mention	2,648	—	3,084	—	5,732
Substandard	30,755	—	21,614	2,958	55,327
Doubtful	—	—	—	—	—

Total	$496,301	$156,731	$1,179,072	$37,074	$1,869,178

December 31, 2015
Pass	$503,006	$125,832	$1,101,548	$40,132	$1,770,518
Special Mention	16,041	—	6,494	43	22,578
Substandard	18,321	—	18,809	2,937	40,067
Doubtful	—	—	—	—	—

Total	$537,368	$125,832	$1,126,851	$43,112	$1,833,163

Aging Analysis of Past Due and Non-Accrual Loans

The following tables present an aging analysis of the recorded investment of past due loans and non-accrual loans as of the dates indicated (dollars in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
March 31, 2016
Commercial and Industrial	$9	$—	$—	$9	$589	$495,703	$496,301
Construction, Land Development and Other Land	—	—	—	—	—	156,731	156,731
Commercial and Other Real Estate	800	—	—	800	1,226	1,177,046	1,179,072
Other	—	—	—	—	—	37,074	37,074

Total	$809	$—	$—	$809	$1,815	$1,866,554	$1,869,178

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
December 31, 2015
Commercial and Industrial	$—	$—	$—	$—	$1,032	$536,336	$537,368
Construction, Land Development and Other Land	—	—	—	—	—	125,832	125,832
Commercial and Other Real Estate	—	—	—	—	1,019	1,125,832	1,126,851
Other	—	—	—	—	—	43,112	43,112

Total	$—	$—	$—	$—	$2,051	$1,831,112	$1,833,163

Impaired Loans

Impaired loans are evaluated by comparing the fair value of the collateral, if the loan is collateral dependent, and the present value of the expected future cash flows discounted at the loan’s effective interest rate, if the loan is not collateral dependent.

A valuation allowance is established for an impaired loan when the realizable value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table below as impaired loans “with no specific allowance recorded.” The valuation allowance disclosed below is included in the allowance for loan loss reported in the consolidated balance sheets as of March 31, 2016 and December 31, 2015.

The following tables present, by loan portfolio segment, the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, for the dates and periods indicated (dollars in thousands). This table excludes purchased credit impaired loans (loans acquired in acquisitions with deteriorated credit quality) of $1.9 million and $2.0 million at March 31, 2016 and December 31, 2015, respectively.

	March 31, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Commercial and Industrial	$256	$652	$—	$558	$1,027	$—
Commercial and Other Real Estate	871	911	—	649	692	—
With an allowance recorded:
Commercial and Industrial	—	—	—	—	—	—
Total
Commercial and Industrial	256	652	—	558	1,027	—
Commercial and Other Real Estate	871	911	—	649	692	—

Total	$1,127	$1,563	$—	$1,207	$1,719	$—

	Three Months Ended March 31,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and Industrial	$256	$—	$1,025	$—
Commercial and Other Real Estate	666	—	728	—
With a specific allowance recorded:
Commercial and Industrial	—	—	1,374	—
Total:
Commercial and Industrial	256	—	2,399	—
Commercial and Other Real Estate	666	—	728	—

Total	$922	$—	3,127	$—

The following is a summary of additional information pertaining to impaired loans for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Average recorded investment in impaired loans	$922	$3,127
Interest foregone on impaired loans	$25	$69
Cash collections applied to reduce principal balance	$24	$144
Interest income recognized on cash collections	$—	$—

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

The following tables include the recorded investment and unpaid principal balances for troubled debt restructured loans at March 31, 2016 and December 31, 2015. These tables include TDR loans that were purchased credit impaired (“PCI”). TDR loans that are non-PCI loans are included in the Impaired Loans tables above. As of March 31, 2016, there were two PCI loans that are considered to be TDR loans with a recorded investment of $131 thousand and unpaid principal balances of $316 thousand.

	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
(Dollars in thousands) As of and for the three months ended March 31, 2016
Commercial and Industrial	$393	$615	$—

Total	$393	$615	$—

	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
As of and for the twelve months ended December 31, 2015
Commercial and Industrial	$627	$1,363	$—

Total	$627	$1,363	$—

	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
As of and for the three months ended March 31, 2015
Commercial and Industrial	$500	$704	$—
Commercial and Other Real Estate	110	112	—

Total	$610	$816	$—

There were no loans modified or restructured during the three months ended March 31, 2016 or March 31, 2015.

There have been no payment defaults in the three months ended March 31, 2016 or March 31, 2015 subsequent to modification on troubled debt restructured loans that have been modified within the last twelve months.

Loans are restructured in an effort to maximize collections. Impairment analyses are performed on the Company’s troubled debt restructured loans in conjunction with the normal allowance for loan loss process. The Company’s troubled debt restructured loans are analyzed to ensure adequate cash flow or collateral supports the outstanding loan balance.

There were no commitments to lend additional funds to borrowers whose terms have been modified in troubled debt restructurings at March 31, 2016 and December 31, 2015.

Loans Acquired Through Acquisition

The following table reflects the accretable net discount for acquired loans for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$14,610	$21,402
Accretion, included in interest income	(1,133)	(1,216)
Reclassifications to non-accretable yield	(7)	(109)

Balance, end of period	$13,470	$20,077

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

The following table reflects the outstanding balance and related carrying value of PCI loans as of the dates indicated (dollars in thousands):

	March 31, 2016		December 31, 2015
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and Industrial	$675	$335	$2,331	$477
Commercial and Other Real Estate	2,233	1,532	2,250	1,535
Other	—	—	61	—

Total	$2,908	$1,867	$4,642	$2,012

The following table reflects the activities in the accretable net discount for PCI loans for the period indicated (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$246	$324
Accretion, included in interest income	(20)	(19)
Reclassifications from non-accretable yield	—	—

Balance, end of period	$226	$305

Note 7 - Qualified Affordable Housing Project Investments

The Company’s investment in Qualified Affordable Housing Projects that generate Low Income Housing Tax Credits (“LIHTC”) was $3.6 million at March 31, 2016 and $3.7 million at December 31, 2015. The funding liability for the LIHTC at March 31, 2016 was $1.0 million compared to $1.1 million at December 31, 2015. The amount of tax credits and other tax benefits recognized was $573 thousand and $581 thousand for the three months ended March 31, 2016 and March 31, 2015, respectively. Further, the amount of amortization expense included in the provision for income taxes was $448 thousand and $457 thousand for the three months ended March 31, 2016 and March 31, 2015, respectively. These investments and related tax credits are described more fully in Note 11 – Qualified Affordable Housing Project Investments in the Company’s Form 10-K for the year ended December 31, 2015.

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

As discussed in Note 5 – Investment Securities, the Company has pledged certain investments as collateral for these agreements. Securities with a fair value of $45 million and $47 million were pledged to secure the Repos at March 31, 2016 and December 31, 2015, respectively.

The tables below describe the terms and maturity of the Company’s securities sold under agreements to repurchase as of the dates indicated (dollars in thousands):

	March 31, 2016
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
March 31, 2016	$21,967	0.125% – 0.25%	1 day	April 01, 2016

Total	$21,967	0.21%

	December 31, 2015
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
December 31, 2015	$14,360	0.08% – 0.25%	4 days	January 4, 2016

Total	$14,360	0.19%

FHLB Borrowings

The Company maintains a secured credit facility with the FHLB, allowing the Company to borrow on an overnight and term basis. The Company’s credit facility with the FHLB is $659 million, which represents approximately 25% of the Bank’s total assets, as reported by the Bank in its December 31, 2015 Federal Financial Institution Examination Council (FFIEC) Call Report.

As of March 31, 2016, the Company had $868 million of loan collateral pledged with the FHLB which provides $576 million in borrowing capacity. The Company has $19 million in investment securities pledged with the FHLB to support this credit facility. In addition, the Company must maintain an investment in the Capital Stock of the FHLB. Under the FHLB Act, the FHLB has a statutory lien on the FHLB capital stock that the Company owns and the FHLB capital stock serves as further collateral under the borrowing line.

The Company had no outstanding advances (borrowings) with the FHLB as of March 31, 2016 or December 31, 2015.

Subordinated Debentures

The following table summarizes the terms of each issuance of subordinated debentures outstanding as of March 31, 2016:

Series	Amount (in thousands)	Issuance Date	Maturity Date	Rate Index	Current Rate	Next Reset Date
Trust I	$6,186	12/10/04	03/15/35	3 month LIBOR + 2.05%	2.684%	06/15/16
Trust II	3,093	12/23/05	03/15/36	3 month LIBOR + 1.75%	2.384%	06/15/16
Trust III	3,093	06/30/06	09/18/36	3 month LIBOR + 1.85%	2.484%	06/15/16

Subtotal	12,372
Unamortized fair value adjustment	(2,635)

Net	$9,737

The Company had an aggregate outstanding contractual balance of $12.4 million in subordinated debentures at March 31, 2016. These subordinated debentures were acquired as part of the PC Bancorp merger and were issued to trusts originally established by PC Bancorp, which in turn issued trust preferred securities. These subordinated debentures were issued in three separate series. Each issuance had a maturity of 30 years from their approximate date of issue. All three subordinated debentures are variable rate instruments that reprice quarterly based on the three month LIBOR plus a margin (see tables above). All three subordinated debentures had their interest rates reset in March 2016 at the current three month LIBOR plus their index, and will continue to reprice quarterly through their maturity date. All three subordinated debentures are currently callable at par with no prepayment penalties.

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

Derivative Financial Instruments Acquired from 1st Enterprise Bank

At March 31, 2016, the Company has twelve interest rate swap agreements with customers and twelve offsetting interest-rate swaps with a counterparty bank that were acquired as a result of the merger with 1st Enterprise on November 30, 2014. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Company a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating significant interest rate risk in the Company’s earnings.

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

The Company believes the risk of loss associated with counterparty borrowers relating to interest rate swaps is mitigated as the loans with swaps are underwritten to take into account potential additional exposure, although there can be no assurances in this regard since the performance of the swaps is subject to market and counterparty risk. At March 31, 2016 and December 31, 2015, the total notional amount of the Company’s swaps with the counterparty bank was $27 million and $28 million, respectively.

The following tables present the fair values of the asset and liability of the Company’s derivative instruments acquired from 1st Enterprise as of the dates and periods indicated (dollars in thousands):

	March 31, 2016	December 31, 2015
Interest rate swap contracts fair value	$1,503	$881

Balance sheet location	Accrued Interest Receivable and Other Assets	Accrued Interest Receivable and Other Assets

	March 31, 2016	December 31, 2015
Interest rate swap contracts fair value	$1,503	$881

Balance sheet location	Accrued Interest Payable and Other Liabilities	Accrued Interest Payable and Other Liabilities

Derivative Financial Instruments Acquired from PC Bancorp

At March 31, 2016, the Company also has nineteen pay-fixed, receive-variable, interest rate swaps that are designed to convert fixed rate loans into variable rate loans. The Company acquired these interest rate swap contracts on July 31, 2012 as a result of the merger with PC Bancorp.

All of the interest rate swap contracts acquired from PC Bancorp are with the same counterparty bank. The outstanding swaps have original maturities of up to 15 years.

The following table presents the notional amount and the fair values of the asset and liability of the Company’s derivative instruments acquired from PC Bancorp as of the dates indicated (dollars in thousands):

	Fair Value Hedges
	March 31, 2016	December 31, 2015
Total interest rate contracts notional amount	$25,644	$25,938

Derivatives not designated as hedging instruments:
Interest rate swap contracts fair value	$274	$313
Derivatives designated as hedging instruments:
Interest rate swap contracts fair value	1,328	1,351

Total interest rate contracts fair value	$1,602	$1,664

Balance sheet location	Accrued Interest Payable and Other Liabilities	Accrued Interest Payable and Other Liabilities

The Effect of Derivative Instruments on the Consolidated Statements of Income

The following table summarizes the effect of derivative financial instruments on the consolidated statements of income for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Derivatives not designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$39	$27
Payments on interest rate swap contracts on loans	(61)	(66)

Net decrease in other non-interest income	(22)	(39)

Derivatives designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$23	$85
Increase in fair value of hedged loans	212	161
Payments on interest rate swap contracts on loans	(230)	(286)

Net decrease in interest income on loans	$5	$(40)

Under all of the Company’s interest rate swap contracts, the Company is required to pledge and maintain collateral for the credit support under these agreements. At March 31, 2016, the Company has pledged $1.9 million in investment securities, $2.7 million in certificates of deposit, for a total of $4.6 million, as collateral under the swap agreements.

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

The table below presents the Company’s financial instruments that may be eligible for offsetting which include securities sold under agreements to repurchase that have no enforceable master netting arrangement and derivative securities that could be offset in the consolidated financial statements due to an enforceable master netting arrangement (dollars in thousands):

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets / Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount (Collateral over liability balance required to be pledged)
				Financial Instruments	Collateral Pledged
March 31, 2016
Financial Assets:
Interest rate swap contracts fair value (See Note 9 – Derivative Financial Instruments)	$1,503	$—	$1,503	$1,503	$—	$—

Total	$1,503	$—	$1,503	$1,503	$—	$—

Financial Liabilities:
Interest rate swap contracts fair value (See Note 9 – Derivative Financial Instruments)	$3,105	$—	$3,105	$3,105	$4,640	$1,535
Securities sold under agreements to repurchase (See Note 8 – Borrowings and Subordinated Debentures)	21,967	—	21,967	21,967	44,971	23,004

Total	$25,072	$—	$25,072	$25,072	$49,611	$24,539

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets / Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount (Collateral over liability balance required to be pledged)
				Financial Instruments	Collateral Pledged
December 31, 2015
Financial Assets:
Interest rate swap contracts fair value (See Note 9 – Derivative Financial Instruments)	$881	$—	$881	$881	$—	$—

Total	$881	$—	$881	$881	$—	$—

Financial Liabilities:
Interest rate swap contracts fair value (See Note 9 – Derivative Financial Instruments)	$2,545	$—	$2,545	$2,545	$4,759	$2,214
Securities sold under agreements to repurchase (See Note 8 – Borrowings and Subordinated Debentures)	14,360	—	14,360	14,360	46,596	32,236

Total	$16,905	$—	$16,905	$16,905	$51,355	$34,450

Note 11 - Stock Options and Restricted Stock

Equity Compensation Plans

The Company’s 2007 Equity and Incentive Plan (“Equity Plan”) was adopted by the Company in 2007 and replaced two prior equity compensation plans. The Equity Plan provides for significant flexibility in determining the types and terms of awards that may be made to participants. The Equity Plan was revised and approved by the Company’s shareholders in 2011 and adopted by the Company as part of the Bank holding company reorganization. This plan is designed to promote the interest of the Company in aiding the Company to attract and retain employees, officers and non-employee directors who are expected to contribute to the future success of the organization. The Equity Plan is intended to provide participants with incentives to maximize their efforts on behalf of the Company through stock-based awards that provide an opportunity for stock ownership. This plan provides the Company with a flexible equity incentive compensation program, which allows the Company to grant stock options, restricted stock, restricted stock award units and performance units. Certain options and share awards provide for accelerated vesting, if there is a change in control, as defined in the Equity Plan. These plans are described more fully in Note 16 - Stock Options and Restricted Stock in the Company’s Form 10-K for the year ended December 31, 2015.

At March 31, 2016, future compensation expense related to unvested restricted stock grants are reflected in the table below (dollars in thousands):

Future Restricted Stock Expense
Remainder of 2016	$2,048
2017	1,034
2018	296
2019	36
Thereafter	—

Total	$3,414

At March 31, 2016, the weighted-average period over which the total compensation cost related to unvested restricted stock grants not yet recognized is 1.4 years. There was no future compensation expense related to unvested stock options as of March 31, 2016. All stock options outstanding at March 31, 2016 are vested.

Stock Options

There were no stock options granted by the Company since 2010.

The following table summarizes the share option activity under the plans as of the date and for the period indicated:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock options at December 31, 2015	557,471	$10.57	0.8	$8,248
Granted	—
Exercised	(189,489)
Forfeited	—
Expired	—

Outstanding stock options at March 31, 2016	367,982	$12.10	0.7	$3,357

Exercisable options at March 31, 2016	367,982	$12.10	0.7	$3,357
Unvested options at March 31, 2016	—	$—	—	$—

The total intrinsic value of options exercised during the three months ended March 31, 2016 and 2015 was $2.9 million and $643 thousand, respectively.

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

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Unvested at December 31, 2015	311,458	$19.29
Granted	41,809	22.65
Vested	(36,325)	18.95
Cancelled and forfeited	(4,000)	—

Unvested at March 31, 2016	312,942	$20.02

Restricted stock compensation expense related to the restricted stock grants reflected in the table above was $776 thousand and $512 thousand for the three months ended March 31, 2016 and 2015, respectively. Restricted stock awards reflected in the table above are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed. In 2015, the Company granted 40,000 shares of Restricted Stock Unit (“RSU”) under the Equity Plan to one of its executive officers. Such grant is reflected in the table above. The shares of common stock underlying the 40,000 shares of RSU will not be issued until the RSUs vest and are not included in the Company’s shares issued and outstanding as of March 31, 2016. The RSUs are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed.

Note 12 – Shareholders’ Equity

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

During 2016, the Company issued 189,489 shares of stock from the exercise of employee stock options for a total value of $1.4 million. The Company also issued 41,809 shares of restricted stock to the Company’s directors and employees, cancelled 4,000 shares of unvested restricted stock related to employee turnover and cancelled 13,304 shares of restricted stock that had a value of $294 thousand when employees elected to pay their tax obligation via the repurchase of the stock by the Company. The net issuance of restricted stock for 2016 was 37,809 shares. The Equity Plan, as amended, allows employees to make an election to have a portion of their restricted stock that became vested during the year repurchased by the Company to provide funds to pay the employee’s tax obligation related to the vesting of the stock.

Preferred Stock

The Company completed the merger with 1st Enterprise on November 30, 2014. As part of the Merger Agreement, 16,400 shares of preferred stock issued by 1st Enterprise as part of the Small Business Lending Fund (SBLF) program of the United States Department of the Treasury was converted into 16,400 CU Bancorp preferred shares with substantially identical terms. CU Bancorp Preferred Stock has a liquidation preference amount of $1 thousand per share, designated as the Company’s Non-Cumulative Perpetual Preferred Stock, Series A. The U.S. Department of the Treasury is the sole holder of all outstanding shares of CU Bancorp Preferred Stock. The CU Bancorp Preferred Stock had an estimated life of four years and the fair value was $16 million at the merger date, resulting in a net discount of $479 thousand. The life-to-date and the year-to-date accretion on the net discount as of March 31, 2016 is $1.3 million and $153 thousand, respectively. The net carrying value of the CU Bancorp Preferred Stock is $17.1 million ($16.4 million plus of $0.7 million net premium) as of March 31, 2016.

Dividends on the Company’s Series A Preferred Stock are payable quarterly in arrears if authorized and declared by the Company’s board of directors out of legally available funds, on a non-cumulative basis, on the $1 thousand per share liquidation preference amount. Dividends are payable on January 1, April 1, July 1 and October 1 of each year. The current coupon dividend rate was adjusted to 9% on March 1, 2016 through perpetuity. However, the dividend yield through November 30, 2018 approximates 7% as a result of business combination accounting. Dividends on the Series A Preferred Stock are non-cumulative. There is no sinking fund with respect to dividends on the Series A Preferred Stock. So long as the Company’s Series A Preferred Stock remains outstanding, the Company may declare and pay dividends on the common stock only if full dividends on all outstanding shares of Series A Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, holders of the Series A Preferred Stock will be entitled to receive for each share of Series A Preferred Stock, out of the Company’s assets or proceeds available for distribution to the Company’s shareholders, subject to any rights of the Company’s creditors, before any distribution of assets or proceeds is made to or set aside for the holders of the common stock, payment of an amount equal to the sum of (i) the $1 thousand liquidation preference amount per share and (ii) the amount of any accrued and unpaid dividends on the Series A Preferred Stock. To the extent the assets or proceeds available for distribution to shareholders are not sufficient to fully pay the liquidation payments owing to the holders of the Series A Preferred Stock and the holders of any other class or series of the stock ranking equally with the Series A Preferred Stock, the holders of the Series A Preferred Stock and such the Company’s stock will share ratably in the distribution. Holders of the Series A Preferred Stock have no right to exchange or convert their shares into common stock or any other securities and do not have voting rights.

Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the periods indicated (dollars in thousands):

	Before Tax	Tax Effect	Net of Tax
Three Months Ended – March 31, 2016
Net unrealized gains (losses) on investment securities:
Beginning balance	$(1,409)	$593	$(816)
Net unrealized gains arising during the period	1,328	(559)	769

Ending balance	$(81)	$34	$(47)

	Before Tax	Tax Effect	Net of Tax
Three Months Ended – March 31, 2015
Net unrealized gains (losses) on investment securities:
Beginning balance	$333	$(143)	$190
Net unrealized gains arising during the period	882	(371)	511

Ending balance	$1,215	$(514)	$701

Note 13 - Commitments and Contingencies

Litigation

From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company accrues for any probable loss contingencies that are estimable and discloses any material losses. As of March 31, 2016, there were no legal proceedings against the Company the outcome of which are expected to have a material adverse impact on the Company’s financial position, results of operations or cash flows, as a whole.

Financial Instruments with Off Balance Sheet Risk

See Note 21 – Commitments and Contingencies in the Company’s Form 10-K for the year ended December 31, 2015. Financial instruments with off balance sheet risk include commitments to extend credit of $891 million and $806 million at March 31, 2016 and December 31, 2015, respectively. Included in the aforementioned commitments were standby letters of credit outstanding of $73 million at March 31, 2016 and December 31, 2015.

Note 14 - Fair Value Information

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

The Company considers the inputs utilized to fair value the available-for-sale and held-to-maturity investment securities to be observable market inputs and classified these financial assets within the Level 2 fair value hierarchy. Management bases the fair value for these investments primarily on third party price indications provided by independent pricing sources utilized by the Company’s bond accounting system to obtain market pricing on its individual securities. Vining Sparks, who provides the Company with its bond accounting system, utilizes pricing from three independent third party pricing sources for pricing of securities. These third party pricing sources utilize quoted market prices, or when quoted market prices are not available, the fair values are estimated using nationally recognized third-party vendor pricing models, of which the inputs are observable. However, the fair value reported may not be indicative of the amounts that could be realized in an actual market exchange.

The fair value of the Company’s U.S. Agency and available-for-sale and held-to-maturity investment securities are calculated using an option adjusted spread model from one of the nationally recognized third-party pricing models. Depending on the assumptions used and the treasury yield curve and other interest rate assumptions, the fair value could vary significantly in the near term.

Loans: The fair value for loans is estimated by discounting the expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. Loans are segregated by type such as commercial and industrial, commercial real estate, construction and other loans with similar credit characteristics and are further segmented into fixed and variable interest rate loan categories. Expected future cash flows are projected based on contractual cash flows, adjusted for estimated credit losses and estimated prepayments. The inputs utilized in determining the fair value of loans are unobservable and accordingly, these financial assets are classified within Level 3 of the fair value hierarchy.

Impaired Loans: The fair value of impaired loans is determined based on an evaluation at the time the loan is originally identified as impaired, and periodically thereafter, at the lower of cost or fair value. Fair value on impaired loans is measured based on the value of the collateral securing these loans, less costs to sell, if the loan is collateral dependent, or based on the cash flows for non-collateral dependent loans discounted at the loan’s original effective rate. Collateral dependent loans may be secured by either real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals performed by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically significant and unobservable. For unsecured loans, the estimated future discounted cash flows of the business or borrower, are used in evaluating the fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The inputs utilized in determining the fair value of impaired loans are unobservable and accordingly, these financial assets are classified within Level 3 of the fair value hierarchy.

Interest Rate Swap Contracts: The fair value of the interest rate swap contracts are provided by independent third party vendors that specialize in interest rate risk management and fair value analysis using a model that utilizes current market data to estimate cash flows of the interest rate swaps utilizing the future London Interbank Offered Rate (“LIBOR”) yield curve for accruing and the future Overnight Index Swap Rate (“OIS”) yield curve for discounting through the maturity date of the interest rate swap contract. The future LIBOR yield curve is the primary input in the valuation of the interest rate swap contracts. Both the LIBOR and OIS yield curves are readily observable in the marketplace. Accordingly, the interest rate swap contracts are classified within Level 2 of the fair value hierarchy.

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

SBA Servicing Asset: A servicing asset is recorded at fair value upon the sale of an SBA loan. The fair value of this asset is based on the estimated discounted future cash flows utilizing market based discount rates and estimated prepayment speeds. The discount rate was based on the current U.S. Treasury yield curve, plus a spread for marketplace risk associated with these assets. Prepayment speeds were selected based on the historical prepayments of similar SBA pools. The prepayment speeds determine the timing of the cash flows. The SBA servicing asset is amortized over the contractual life of the loans based on an effective yield approach.

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

Subordinated Debentures: The fair value of the three variable rate subordinated debentures (“debentures”) is estimated using a discounted cash flow calculation that applies the three month LIBOR plus the margin index at March 31, 2016, to the cash flows from the debentures, based on the actual interest rate the debentures were accruing at March 31, 2016. Because all three of the debentures re-priced on March 16, 2016 based on the current three month LIBOR index rate plus the index margin at that date, and with relatively little to no change in the three month LIBOR index rate from the re-pricing date through March 31, 2016, the current face value of the debentures and their calculated fair value are approximately equal. The inputs utilized in determining the fair value of subordinated debentures are observable and accordingly, these financial liabilities are classified within Level 2 of the fair value hierarchy.

Fair Value of Commitments: Loan commitments that are priced on an index plus a margin to a market rate of interest are reported at the carrying value of the loan commitment. Loan commitments on which the committed fixed interest rate is less than the current market rate were insignificant at March 31, 2016 and December 31, 2015.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis as of the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – March 31, 2016
Investment securities available-for-sale	$315,499	$—	$315,499	$—
Interest Rate Swap Contracts	1,503	—	1,503	—

Financial Liabilities – March 31, 2016
Interest Rate Swap Contracts	$3,105	$—	$3,105	$—

Financial Assets – December 31, 2015
Investment securities available-for-sale	$315,785	$—	$315,785	$—
Interest Rate Swap Contracts	881	—	881	—

Financial Liabilities – December 31, 2015
Interest Rate Swap Contracts	$2,545	$—	$2,545	$—

At March 31, 2016 and at December 31, 2015 the Company had no financial assets or liabilities that were measured at fair value on a recurring basis that required the use of significant unobservable inputs (Level 3). Additionally, there were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis for the period ended March 31, 2016.

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

There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a non-recurring basis for the three months ended March 31, 2016.

The following table presents the balances of assets and liabilities measured at fair value on a non-recurring basis by caption and by level within the fair value hierarchy as of the dates indicated (dollars in thousands):

	Net Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – March 31, 2016
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs (non-purchased credit impaired loans)	$—	$—	$—	$—
Other real estate owned	—	—	—	—

Total	$—	$—	$—	$—

Financial Assets – December 31, 2015
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs (non-purchased credit impaired loans)	$—	$—	$—	$—
Other real estate owned	325	—	—	325

Total	$325	$—	$—	$325

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of the dates indicated (dollars in thousands):

	Fair Value	Valuation Methodology	Valuation Model and/or Factors	Unobservable Input Values

Financial Assets – March 31, 2016
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-off	$—	—	—	—
Other real estate owned	$—	—	—	—

Total	$—

Financial Assets – December 31, 2015
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-off	$—	—	—	—
Other real estate owned	$325	Broker opinion of value	Sales approach Estimated selling costs	6%

Total	$325

Fair Value of Financial Assets and Liabilities

ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or on a non-recurring basis. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of March 31, 2016 and December 31, 2015. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The description of the valuation methodologies used for assets and liabilities measured at fair value and for estimating fair value for financial instruments not recorded at fair value has been described above.

The table below presents the carrying amounts and fair values of financial instruments based on their fair value hierarchy indicated (dollars in thousands):

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Financial Assets
Investment securities available-for-sale	$315,499	315,499	$—	$315,499	$—
Investment securities held-to-maturity	40,256	40,850	—	40,850	—
Loans, net	1,852,633	1,888,412	—	—	1,888,412
Interest rate swap contracts	1,503	1,503	—	1,503	—
Financial Liabilities
Certificates of deposit	54,807	54,807	—	54,807	—
Securities sold under agreements to repurchase	21,967	21,967	—	21,967	—
Subordinated debentures	9,737	12,372	—	12,372	—
Interest rate swap contracts	3,105	3,105	—	3,105	—

December 31, 2015
Financial Assets
Investment securities available-for-sale	$315,785	315,785	$—	$315,785	$—
Investment securities held-to-maturity	42,036	42,339	—	42,339	—
Loans, net	1,817,481	1,851,220	—	—	1,851,220
Interest rate swap contracts	881	881	—	881	—
Financial Liabilities					—
Certificates of deposit	58,502	58,502	—	58,502	—
Securities sold under agreements to repurchase	14,360	14,360	—	14,360	—
Subordinated debentures	9,697	12,372	—	12,372	—
Interest rate swap contracts	2,545	2,545	—	2,545	—

Note 15 - Subsequent Events

We have evaluated events that have occurred subsequent to March 31, 2016 and have concluded there are no subsequent events that would require recognition in the accompanying interim consolidated financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

See “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” below relating to “forward-looking” statements included in this report.

The following is management’s discussion and analysis of the major factors that influenced the results of the operations and financial condition of CU Bancorp, (“the Company”) for the current period. This analysis should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2015 Annual Report on Form 10-K and with the unaudited financial statements and notes as set forth in this report.

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

For a more complete discussion of these risks and uncertainties, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and particularly, Item 1A, titled “Risk Factors.”

OVERVIEW

CU Bancorp (the “Company”) is a bank holding company whose operating subsidiary is California United Bank. As a bank holding company, CU Bancorp is subject to regulation of the Federal Reserve Board (“FRB”). The term “Company”, as used throughout this document, refers to the consolidated balance sheets and consolidated statements of income of CU Bancorp and California United Bank.

California United Bank (the “Bank”) is a full-service commercial business bank offering a broad range of banking products and services including: deposit services, lending and cash management to small and medium-sized businesses in Los Angeles, Orange, Ventura, San Bernardino and Riverside counties, to non-profit organizations, to business principals and entrepreneurs, to the professional community, including attorneys, certified public accountants, financial advisors, healthcare providers and investors. The Bank opened for business in 2005, with its current headquarters office located in Los Angeles, California. As a state chartered non-member bank, the Bank is subject to regulation by the California Department of Business Oversight, (the “DBO”) and the Federal Deposit Insurance Corporation (“FDIC”). The deposits of the Bank are insured by the FDIC, to the maximum amount allowed by law.

Total assets increased $105 million or 4% from December 31, 2015 to $2.7 billion mainly due to deposit growth of $89 million and earnings available to common shareholders of $6 million. Loan growth during the period was concentrated primarily in Other Nonresidential Property loans of $30 million, Construction, Land Development and Other Land loans of $31 million and Owner-Occupied Nonresidential Properties of $15 million. Funding the loan growth of the Company for the three months ended March 31, 2016 were increases in non-interest bearing demand deposits of $24 million and money market and savings deposits of $71 million. At March 31, 2016 and December 31, 2015, non-interest bearing deposits represented 55% and 56% of total deposits, respectively. Tangible book value per common share was $13.05, $12.67 and $11.65 at March 31, 2016, December 31, 2015 and March 31, 2015, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Our critical accounting policies are described in greater detail in our 2015 Annual Report on Form 10-K, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessment, are as follows:

Business Combinations

The Company has a number of fair value adjustments recorded within the consolidated financial statements at March 31, 2016 that relate to the business combinations with California Oaks State Bank “COSB”, Premier Commercial Bancorp “PC Bancorp” and 1st Enterprise Bank “1st Enterprise” on December 31, 2010, July 31, 2012 and November 30, 2014, respectively. These fair value adjustments includes goodwill, fair value adjustments on loans, core deposit intangible assets, other intangible assets, fair value adjustments to acquired lease obligations, fair value adjustments to certificates of deposit and fair value adjustments on derivatives. The assets and liabilities acquired through acquisitions have been accounted for at fair value as of the date of the acquisition. The goodwill that was recorded on the transactions represented the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized and is reviewed for impairment on October 1st of each year. If an event occurs or circumstances change that result in the Company’s fair value declining below its book value, the Company would perform an impairment analysis at that time.

Based on the Company’s 2015 goodwill impairment analysis, no impairment to goodwill has occurred. The Company is a sole reporting unit for evaluation of goodwill.

The core deposit intangibles on non-maturing deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed through acquisitions, are being amortized over the projected useful lives of the deposits. The weighted average remaining life of the core deposit intangible is estimated at approximately 7 years at March 31, 2016. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

The Allowance is an amount that management believes will be adequate to absorb estimated charge-offs related to specifically identified loans, as well as probable loan charge-offs inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. Management carefully monitors changing economic conditions, the concentrations of loan categories and collateral, the financial condition of the borrowers, the history of the loan portfolio, as well as historical peer group loan loss data to determine the adequacy of the Allowance. The Allowance is based upon estimates, and actual charge-offs may vary from the estimates. No assurance can be given that adverse future economic conditions will not lead to delinquent loans, increases in the provision for loan losses and/or charge-offs. These evaluations are inherently subjective, as they require estimates that are susceptible to significant revisions as conditions change. In addition, regulatory agencies, as an integral part of their examination process, may require changes to the Allowance based on their judgment about information available at the time of their examinations. Management believes that the Allowance as of March 31, 2016 is adequate to absorb known and probable losses in the loan portfolio.

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

The Company is required to account for uncertainty associated with the tax positions it has taken or expects to be taken on past, current and future tax returns. Where there may be a degree of uncertainty as to the tax realization of an item, the Company may only record the tax effects (expense or benefits) from an uncertain tax position in the consolidated financial statements if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. Management does not believe that it has any material uncertain tax positions taken to date that are not more likely than not to be realized. Interest and penalties related to uncertain tax positions are recorded as part of other operating expense.

RESULTS OF OPERATIONS

Key Profitability Measures

The following table presents key profitability measures for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands, except per share data):

	Three Months Ended March 31,		Increase / (Decrease)
	2016	2015	$	%
Net Income Available to Common Shareholders	$5,984	$3,927	$2,057	52.38%

Earnings per share
Basic	$0.35	$0.24	$0.11	45.83%
Diluted	$0.35	$0.23	$0.12	52.17%
Return on average assets (1)	0.89%	0.69%	0.20%	28.99%
Return on average tangible common equity (2)	10.75%	8.23%	2.52%	30.62%
Net interest margin (3)	3.77%	3.95%	(0.18)%	(4.56)%
Efficiency ratio (4)	57.75%	64.14%	(6.39)%	(9.96)%

(1)	Return on average assets is calculated by dividing net income available to common shareholders by the average assets for the period.
(2)	Return on average tangible common equity is calculated by dividing the Company’s net income available to common shareholders by average tangible common equity for the period. See the tables for return on average tangible common equity calculation and reconciliation to average common equity.
(3)	Net interest margin represents net interest income as a percent of interest earning assets.
(4)	Efficiency ratio represents non-interest expense as a percent of net interest income plus non-interest income, excluding gain on sale of securities, net.

Average Tangible Common Equity (TCE) Calculation and Reconciliation to Total Average Shareholders’ Equity

The Company utilizes the term TCE, a non-GAAP financial measure. The Company’s management believes TCE is useful because it is a measure utilized by both regulators and market analysts in evaluating the Company’s financial condition and capital strength. TCE represents common shareholders’ equity less goodwill and certain intangible assets. Return on Average Tangible Common Equity represents annualized net income available to common shareholders as a percent of average tangible common equity. A calculation of the Company’s Return on Average Tangible Common Equity is provided in the table below for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Average Tangible Common Equity Calculation
Total average shareholders’ equity	$313,014	$282,902
Less: Average serial preferred stock	17,088	16,085
Less: Average goodwill	64,603	63,950
Less: Average core deposit and leasehold right intangibles	7,515	9,356

Average Tangible Common Equity	$223,808	$193,511

Annualized Net Income Available to Common Shareholders	$24,068	$15,926
Return on Average Tangible Common Equity	10.75%	8.23%

Operations Performance Summary

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net income available to common shareholders for the three months ended March 31, 2016 was $6.0 million, or $0.35 per diluted share, compared to $3.9 million, or $0.23 per diluted share for the three months ended March 31, 2015. The $2.1 million increase, or 52%, was primarily due to a $3.7 million increase in net interest income after provision for loan losses, offset by a $1.5 million increase in provision for income tax expense. The increase in net interest income after provision for loan losses was mainly driven by strong organic loan growth. The increase in income tax expense is directionally consistent with the increase in profitability while the effective tax rates are comparable for both periods. Non-interest income increased by $212 thousand or 8.1% and non-interest expense had a modest increase of $274 thousand, or 1.8%. Salaries and other benefits expense increased $1.0 million, or 10.9%, as the Company’s active full-time equivalent employees grew to 273 at March 31, 2016, an increase of 20 from March 31, 2015. Increase in salaries and other benefits were offset by a decrease of $371 thousand in legal and professional expense and decrease of $240 thousand in merger expense, compared to the quarter ended March 31, 2015.

Average Balances, Interest Income and Expense, Yields and Rates

Three Months Ended March 31, 2016 and 2015

The following table presents the Company’s average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yield/rate for the periods presented. All average balances are daily average balances (dollars in thousands).

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Yield/Rate (6)	Average Balance	Interest Income/ Expense	Average Yield/Rate (6)
Interest earning Assets:
Deposits in other financial institutions	$301,402	$439	0.58%	$197,465	$202	0.41%
Investment securities (1)	352,929	1,232	1.40%	271,504	1,180	1.74%
Loans (2)	1,849,201	22,578	4.91%	1,650,802	19,906	4.89%

Total interest earning assets	2,503,532	24,249	3.90%	2,119,771	21,288	4.07%

Non-interest earning assets	214,581			202,055

Total assets	$2,718,113			$2,321,826

Interest bearing Liabilities:
Interest bearing transaction accounts	$270,796	$99	0.15%	$238,220	$100	0.17%
Money market and savings deposits	726,681	511	0.28%	650,721	383	0.24%
Certificates of deposit	55,920	33	0.24%	63,942	51	0.32%

Total interest bearing deposits	1,053,397	643	0.25%	952,883	534	0.23%

Securities sold under agreements to repurchase	20,540	11	0.22%	10,760	5	0.19%
Subordinated debentures	9,719	117	4.76%	9,568	107	4.47%

Total borrowings	30,259	128	1.70%	20,328	112	2.23%

Total interest bearing liabilities	1,083,656	771	0.29%	973,221	646	0.27%

Non-interest bearing demand deposits	1,305,018			1,046,636

Total funding sources	2,388,674			2,019,847
Non-interest bearing liabilities	16,425			19,077
Shareholders’ equity	313,014			282,902

Total liabilities and shareholders’ equity	$2,718,113			$2,321,826

Excess of interest earning assets over funding sources	$114,858			$99,924
Net interest rate spread (3)			3.61%			3.80%
Net interest margin (4)			3.77%			3.95%
Core net interest margin (5)			3.67%			3.90%

(1)	Average balances of investment securities available-for-sale are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(2)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(3)	Net interest rate spread represents the yield earned on average total interest earning assets less the rate paid on average total interest bearing liabilities.
(4)	Net interest margin is computed by dividing net interest income by average total interest earning assets.
(5)	Core net interest margin is computed by dividing net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and other associated payoff benefits, and interest recovered or reversed on non-accrual loans, by average total interest-earning assets. See the reconciliation table for core net interest margin.
(6)	Annualized.

Net Changes in Average Balances, Composition, Yields and Rates

Three Months Ended March 31, 2016 and 2015

The following table set forth the composition of average interest-earning assets and average interest bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Three Months Ended March 31,
	2016			2015			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest earning Assets:
Deposits in other financial institutions	$301,402	12.0%	0.58%	$197,465	9.3%	0.41%	$103,937	2.7%	0.17%
Investment securities	352,929	14.1%	1.40%	271,504	12.8%	1.74%	81,425	1.3%	(0.34)%
Loans	1,849,201	73.9%	4.91%	1,650,802	77.9%	4.89%	198,399	(4.0)%	0.02%

Total interest earning assets	$2,503,532	100%	3.90%	$2,119,771	100%	4.07%	$383,761	—%	(0.17)%

Interest bearing Liabilities:
Non-interest bearing demand deposits	$1,305,018	54.6%	—%	$1,046,636	51.8%	—%	$258,382	2.8%	—%
Interest bearing transaction accounts	270,796	11.4%	0.15%	238,220	11.8%	0.17%	32,576	(0.4)%	(0.02)%
Money market and savings deposits	726,681	30.4%	0.28%	650,721	32.2%	0.24%	75,960	(1.8)%	0.04%
Certificates of deposit	55,920	2.3%	0.24%	63,942	3.2%	0.32%	(8,022)	(0.9)%	(0.08)%

Total deposits	2,358,415	98.7%	0.11%	1,999,519	99.0%	0.11%	358,896	(0.3)%	—%
Securities sold under agreements to repurchase	20,540	0.9%	0.22%	10,760	0.5%	0.19%	9,780	0.4%	0.03%
Subordinated debentures	9,719	0.4%	4.76%	9,568	0.5%	4.47%	151	(0.1)%	0.29%

Total borrowings	30,259	1.3%	1.70%	20,328	1.0%	2.23%	9,931	0.3%	(0.53)%

Total funding sources	$2,388,674	100%	0.13%	$2,019,847	100%	0.13%	$368,827	—%	—%

Excess of interest earning assets over funding sources	$114,858			$99,924			$14,934
Net interest rate spread			3.61%			3.80%			(0.19)%
Net interest margin			3.77%			3.95%			(0.18)%
Core net interest margin			3.67%			3.90%			(0.23)%

See footnotes on prior page.

Volume and Rate Variance Analysis of Net Interest Income

Three Months Ended March 31, 2016 and 2015

The following table presents the dollar amount of changes in interest income and interest expense due to changes in average balances of interest-earning assets and interest-bearing liabilities and changes in interest rates. For each category of interest-earning assets and interest bearing liabilities, information is provided on changes attributable to: (i) changes in days (i.e. changes in days multiplied by prior period interest income/expense) (ii) changes in volume (i.e. changes in average balance multiplied by prior period rate) and (iii) changes in rate (i.e. changes in rate multiplied by prior period average balance). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the absolute dollar amounts of the changes due to volume and rate (dollars in thousands):

	Three Months Ended March 31, 2016 vs. 2015
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income:
Deposits in other financial institutions	$108	$129	$237
Investment securities	355	(303)	52
Loans	2,574	98	2,672

Total interest income	3,037	(76)	2,961

Interest Expense:
Interest bearing transaction accounts	14	(15)	(1)
Money market and savings deposits	52	76	128
Certificates of deposit	(7)	(11)	(18)

Total deposits	59	50	109
Subordinated debentures	2	8	10
Securities sold under agreements to repurchase	4	2	6

Total borrowings	6	10	16

Total interest expense	65	60	125

Net Interest Income	$2,972	$(136)	$2,836

Reconciliation of Core Net Interest Margin to Net Interest Margin

The following table represents a reconciliation of GAAP net interest margin to core net interest margin (a non-GAAP financial measure) used by the Company. The table presents the information for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Net Interest Income	$23,478	$20,642
Less:
Accelerated accretion of fair value adjustment on early loan payoffs and other associated payoff benefits on acquired loans	651	110
Income recognition due to early payoff of organic loans	—	201

Core Net Interest Income	$22,827	$20,331

Net interest margin	3.77%	3.95%
Core net interest margin	3.67%	3.90%

Although the core net interest margin declined due to average deposits growing faster than average loans, core net interest income grew by $2.5 million, or 12%, which is reflected in the growth in net income.

Composition of Net Deferred Loan Fees, Costs and Fair Value Discounts

The following table reflects the composition of the net deferred loan fees, costs and fair value discounts at March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Accretable loan discount	$13,696	$14,856
Non-Accretable loan discount	510	2,061

Remaining loan discount on acquired loans	14,206	16,917
Net deferred loan fees on organic loans	5,221	4,575

Total	$19,427	$21,492

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The net interest margin decreased 18 basis points to 3.77% for the three months ended March 31, 2016, compared to 3.95% for the three months ended March 31, 2015. The decrease in net interest margin is primarily due to average loans being a lower percentage of interest-earning assets for the quarter ended March 31, 2016 than for the same quarter a year ago.

Net interest margin for both quarters were positively impacted by the recognition of fair value discounts earned on early payoffs of acquired loans. For the quarter ended March 31, 2016 the Company recorded $528 thousand in discounts earned on early loan payoffs, and prepayment penalty fees of $123 thousand on acquired loans, which had a positive impact on the net interest margin of 11 basis points. In the first quarter of 2015 the Company recorded $110 thousand in discounts earned on early loan payoffs of acquired loans, and other payoff benefits of $201 thousand, which had a positive impact on the net interest margin of 6 basis points.

Provision for Loan Losses

Provision for loan losses for the three months ended March 31, 2016 was $622 million compared to $1.4 million for the three months ended March 31, 2015. The Company had $90 million of net organic loan growth for the quarter ended March 31, 2016, compared to $67 million for the same quarter a year ago. Net recoveries for the three months ended March 31, 2016 were $241 thousand compared to net charge-offs of $806 thousand in 2015. The loan loss provision reflects strong organic loan growth during the quarter, with the benefit of the net recovery from a loan charged off a couple of years ago. See further discussion in Balance Sheet Analysis, Allowance for Loan Loss.

Non-Interest Income

The following table lists the major components of the Company’s non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	$	%
Gain on sale of SBA loans, net	$554	$423	$131	31.0%
Deposit account service charge income	1,189	1,141	48	4.2%
Letters of credit income	270	146	124	84.9%
Interchange fees	113	45	68	151.1%
BOLI Income	323	296	27	9.1%
Dividend income in equity securities	151	198	(47)	(23.7)%
Other non-interest income	220	359	(139)	(38.7)%

Total Non-Interest Income	$2,820	$2,608	$212	8.1%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Non-interest income increased $212 thousand or 8.1% to $2.8 million for the three months ended March 31, 2016 compared to $2.6 million for the three months ended March 31, 2015. This change was mainly due to a $131 thousand increase in gain on sale of SBA loans and a $124 thousand increase in letters of credit income.

Non-Interest Expense

The following table lists the major components of the Company’s non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	$	%
Salaries and employee benefits	$9,319	$8,638	$681	7.9%
Stock based compensation expense	834	513	321	62.6%
Occupancy	1,436	1,420	16	1.1%
Data processing	618	641	(23)	(3.6)%
Legal and professional	475	846	(371)	(43.9)%
FDIC deposit assessment	350	333	17	5.1%
Merger related expenses	—	240	(240)	(100.0)%
OREO loss and expenses	79	6	73	1216.7%
Office services expenses	403	414	(11)	(2.7)%
Core deposit intangible amortization	321	422	(101)	(23.9)%
Other operating expenses	1,352	1,440	(88)	(6.1)%

Total Non-Interest Expense	$15,187	$14,913	$274	1.8%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Non-interest expense increased modestly by $274 thousand or 1.8% to $15.2 million for the three months ended March 31, 2016 compared to $14.9 million for the three months ended March 31, 2015. The increase was largely related to increases in salaries and employee benefits, as the Company’s active full-time equivalent employees grew to 273 at March 31, 2016, an increase of 20 from the year-ago period end. Much of the growth in headcount, and related salaries and benefits, over the last year has been to support the Company’s double-digit loan and deposit growth, as well as the Company’s significant increase in customer relationships. The $321 thousand increase in stock based compensation expense is primarily due to the adoption of the 2015 Management Incentive Plan in March 2015, which impacted the comparability between the two periods. The increase in salaries and employee benefits was offset by a $371 thousand decrease in legal and professional fees, a $240 thousand decrease in merger expenses and a $101 thousand decrease in core deposit intangible amortization. The decreases are a result of a full year past the merger.

After five quarters of flat operating expenses while growing the Company over 10%, the Company expects future increases to personnel and infrastructure expenses in order to support its increasing size and increasing regulatory requirements.

Income Taxes

The effective tax rate for the three months ended March 31, 2016 was 40.1% compared to 39.1% for the three months ended March 31, 2015. The effective tax rate increase from 2015 is primarily attributable to BOLI income as a lower proportion to pre-tax income and lower deductions from disqualifying disposition of incentive stock options in 2016. The Company’s effective tax rate is impacted by BOLI income and interest income from tax exempt securities and loans which are excluded from taxable income. In addition, the Company has invested in Qualified Affordable Housing Projects “LIHTC” that generate tax credits and benefits for the Company. The Company operates in the Federal and California jurisdictions and the blended statutory tax rate for Federal and California income taxes is 42.05%.

FINANCIAL CONDITION

Balance Sheet Analysis

Total assets increased $105 million for the three months ended March 31, 2016 to $2.7 billion with an increase of $78 million in cash and cash equivalents and an increase of $36 million in loans, mainly driven by an $89 million increase in total deposits during the quarter. The increase in loans from the prior quarter was due to organic loan growth. Net organic loan growth during the period was $90 million, partially offset by $54 million in runoff of purchased loans from the COSB, PC Bancorp acquisitions and 1st Enterprise merger.

Funding the asset growth for the Company for the first three months of 2016 was the growth in deposits of $89 million and earnings of $6.3 million. Further, the deposit growth of $89 million is the result of a $24 million increase in non-interest bearing deposits and a $72 million increase in money market and savings deposits. Non-interest bearing deposits represented 55% of total deposits at March 31, 2016, and 56% at December 31, 2015.

Lending

The following table presents the composition of the loan portfolio at the dates indicated (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Commercial and Industrial Loans:	$496,301	27%	$537,368	29%

Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	423,370	23%	407,979	23%
Other Nonresidential Properties	562,871	30%	533,168	29%
Construction, Land Development and Other Land	156,731	8%	125,832	7%
1-4 Family Residential Properties	122,408	6%	114,525	6%
Multifamily Residential Properties	70,423	4%	71,179	4%

Total Loans Secured by Real Estate	1,335,803	71%	1,252,683	69%

Other Loans:	37,074	2%	43,112	2%

Total Loans	$1,869,178	100%	$1,833,163	100%

The following table is a breakout of the Company’s gross loans stratified by the industry concentration of the borrower by their respective NAICS code at the dates indicated (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Real Estate	$905,848	49%	$857,021	47%
Manufacturing	162,129	9%	174,773	10%
Construction	180,255	10%	161,618	9%
Wholesale	118,845	6%	134,093	7%
Hotel/Lodging	108,816	6%	105,741	6%
Finance	80,947	4%	87,734	5%
Professional Services	59,724	3%	60,952	3%
Healthcare	48,256	3%	47,293	3%
Other Services	52,695	3%	45,002	3%
Retail	37,388	2%	38,928	2%
Restaurant/Food Service	25,017	1%	26,226	1%
Administrative Services	20,997	1%	23,736	1%
Transportation	22,219	1%	22,237	1%
Information	20,970	1%	20,171	1%
Education	8,955	1%	9,244	1%
Management	7,304	—%	8,137	—%
Entertainment	4,382	—%	6,188	—%
Other	4,431	—%	4,069	—%

Total Loans	$1,869,178	100%	$1,833,163	100%

The Company’s loan origination and lending activities continue to be focused primarily on direct contact with its borrowers through the Company’s relationship managers and/or executive officers. Total loans were $1.9 billion at March 31, 2016, an increase of $36 million or 2.0%, from $1.8 billion at December 31, 2015. The Company had approximately $90 million of net organic loan growth, which was partially offset by approximately $54 million in loan run-off from the acquired loan portfolios. The increase in total loans from the end of the prior quarter included a $31 million increase in the construction, land development and other land portfolio, a $30 million increase in the other nonresidential real estate properties portfolio, and a $15 million increase in the owner-occupied nonresidential properties portfolio. These increases were offset by a decrease of $41 million in commercial and industrial loans.

We continue to establish new relationships and expand our current business, as evidenced by our increased commercial line of credit commitments, which are up $102 million, or 13% from $795 million at March 31, 2015 to $897 million at March 31, 2016. Compared to December 31, 2015, commercial line of credit commitments increased by $11 million or 1% from $887 million at December 31, 2015 to $897 million at March 31, 2016. However, due to the dynamic nature of commercial and industrial lending, actual credit utilization may experience ebbs and flows.

Commercial and industrial line of credit commitments increased $102 million from the prior quarter; however, commercial and industrial loans outstanding declined $41 million from the prior quarter. The Company’s commercial and industrial line of credit utilization was 41% as of March 31, 2016 and 46% as of December 31, 2015, reflecting the strength of our business customers’ balance sheets. At March 31, 2016, commercial and industrial loans, and owner-occupied real estate loans combined were $920 million or 49% of total loans, compared to $945 million or 52% at December 31, 2015. Of the total commercial and industrial loans, 19% was unsecured at March 31, 2016 and December 31, 2015.

Included in loan growth in the first quarter of 2016 was a $31 million increase in the construction lending portfolio, which consists predominantly of 1-4 single family and multifamily construction projects in Los Angeles County undertaken by customers that have long-term relationships with the Company.

Other non-residential loans increased $30 million; these are loans with well-structured terms and guarantees, primarily collateralized by commercial buildings.

The Company had 54 commercial banking relationship managers and 9 commercial real estate relationship managers at March 31, 2016. This compares to 53 commercial banking relationship managers and 9 commercial real estate relationship managers at December 31, 2015.

The Company provides commercial loans, including working capital and equipment financing real estate loans, including construction and consumer loans, generally to business principals, entrepreneurs and professionals. The Company currently does not offer residential mortgages to consumers other than home equity lines of credit. In addition, we have not made any loans to finance leveraged buyouts. The Company’s real estate construction loans are primarily short-term loans made to finance the construction of commercial real estate and multifamily residential property. On occasion, the Company originates loans to finance the construction of single family residences to established developers and owner-occupiers. The Company does not engage in any single family tract development lending to real estate developers. The Company’s construction lending is to known relationships, doing projects the builder/developer has experience with the majority are with recourse and are rarely speculative in nature. The Company’s lending has been originated primarily through direct contact with the borrowers by the Company’s relationship managers and/or executive officers. The Company’s credit approval process includes an examination of the collateral, cash flow and debt service coverage of the loan, as well as the financial condition and credit references of the borrower and guarantors, where applicable. The Company’s senior management is actively involved in its lending activities, collateral valuation and review process. The Company obtains independent third party appraisals of loans secured by real property as required by applicable federal law and regulations. There is also a Board of Directors Loan Committee (“BODLC”) comprised of senior management and outside directors that monitors the loan portfolio on at least a quarterly basis.

The Company believes that it manages credit risk closely in its loan portfolio and uses a variety of policy and procedure guidelines and analytical tools to achieve its asset quality objectives.

We do not have any concentrations in our loan portfolio except for the level of loans that are secured by real estate and the level of loans to the real estate industry as presented in the tables above. Although the Bank’s real estate concentration this quarter ending March 31, 2016 exceed 300% of total risk based capital for the first time, the Company has maintained its relationship based approach to lending which has resulted in nominal charge-off experience in the real estate portfolio since the Company’s inception. Management plans to continue originating the same quality real estate loans that are currently included in its loan portfolio.

Allowance for Loan Loss

The Allowance increased by $863 thousand, to $17 million during the quarter ended March 31, 2016, due to a provision for loan losses of $622 thousand and net recoveries of $241 thousand. The Allowance as a percentage of total loans was 0.89% at March 31, 2016 and 0.86% at December 31, 2015. The Allowance as a percentage of loans (excluding loan balances and the related Allowance on loans acquired through acquisition) was 1.23% and 1.25%, respectively, at March 31, 2016 and December 31, 2015. The decrease in the allowance ratio related to organic loans was directly attributable to the gradual improvements in the economic conditions within the Company’s markets, as well as a continued low level of non-performing assets of 0.07% at March 31, 2016.

The Company’s management considered the following factors in evaluating the allowance for loan loss at March 31, 2016:

•	During the three months ended March 31, 2016 there were loan recoveries of $241 thousand

•	There were no loan charge-offs during the three months ended March 31, 2016

•	There were eleven non-accrual loans totaling $1.8 million

•	The overall growth and composition of the loan portfolio

•	Changes to the overall economic conditions within the markets in which the Company makes loans

•	Concentrations within the loan portfolio, as well as risk conditions within its commercial and industrial loan portfolio

•	The remaining fair value adjustments on loans acquired through acquisition with special attention to the fair value adjustments associated with the purchased credit impaired loans

Management has considered various material elements of potential risk within the loan portfolio, including classified credits, pools of loans with similar characteristics, economic factors, trends in the loan portfolio and changes in the Company’s lending policies, procedures and underwriting criteria. In addition, management recognized the potential for unforeseen events to occur when evaluating the qualitative factors in all categories of its analysis.

The Company analyzes historical net charge-offs in various loan portfolio segments when evaluating the allowance. For loan segments without a meaningful historical loss experience, the analysis is adjusted to consider regulatory peer group loss experience in those loan segments. The loss analysis is then adjusted for qualitative factors that may have an impact on loss experience in the particular loan segments.

The Allowance and the reserve for unfunded loan commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. In considering all of the above factors, management believes that the Allowance at March 31, 2016 is adequate. Although the Company maintains its Allowance at a level which it considers adequate to provide for probable loan losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

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

The following table is a summary of the activity for the Allowance as of the dates and for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Allowance for loan loss at beginning of period	$15,682	$12,610
Provision for loan losses	622	1,443
Net (charge-offs) recoveries:
Charge-offs	—	(890)
Recoveries	241	84

Net (charge-offs) recoveries	241	(806)

Allowance for loan loss at end of period	$16,545	$13,247

Net (charge-offs) recoveries to average loans	0.01%	0.05%

The following is a summary of our asset quality data and key ratios at the dates indicated (dollars in thousands):

	March 31, 2016	December 31, 2015

Loans originated by the Bank on non-accrual	$—	$89
Loans acquired through acquisition that are on non-accrual	1,815	1,962

Total non-accrual loans	1,815	2,051
Other Real Estate Owned	—	325

Total non-performing assets	$1,815	$2,376

Net charge-offs (recoveries) year to date	$(241)	$2,009

Non-accrual loans to total loans	0.10%	0.11%

Total non-performing assets to total assets	0.07%	0.09%

Allowance for loan losses to total loans	0.89%	0.86%

Allowance for loan losses to total loans accounted at historical cost, which excludes loans acquired by acquisition	1.23%	1.25%

Allowance for loan losses to non-accrual loans accounted at historical cost, which excludes non-accrual loans acquired by acquisition and related allowance	N/A	17583%

Allowance for loan losses to total non-accrual loans	911%	764%

Deposits

The following table presents the balance of each major category of deposits at the dates indicated (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total

Non-interest bearing demand deposits	$1,312,298	55%	$1,288,085	56%

Interest bearing transaction accounts	257,981	11%	261,123	11%

Money market and savings deposits	750,798	32%	679,081	30%

Certificates of deposit	54,807	2%	58,502	3%

Total deposits	$2,375,884	100%	$2,286,791	100%

Total deposits increased $89 million to $2.4 billion at March 31, 2016, primarily due to a $24 million increase in non-interest bearing demand deposits, and a $72 million increase in money market and savings deposits, offset by a decrease of $3 million in interest bearing transaction accounts and a decrease of $4 million in certificates of deposit. The strong growth in deposits during the quarter came primarily from existing relationships. Further, the increase in total deposits during the first quarter of 2016 is likely related to customers accumulating cash in anticipation of federal and state income tax payments, as well as county property taxes in California. Non-interest bearing deposits represented 55% and 56% of total deposits at March 31, 2016 and December 31, 2015, respectively.

Management believes one of the strengths of the Company continues to be its core deposit franchise with a cost of deposits of 0.11% for the quarter ended March 31, 2016.

LIQUIDITY

The following table provides a summary of the Bank’s primary and secondary liquidity levels at the dates indicated (dollars in thousands):

	March 31, 2016	December 31, 2015
	Amount	Amount
Primary Liquidity-On Balance Sheet:
Cash and due from banks	$43,912	$50,960
Interest earning deposits in other financial institutions	256,238	171,103
Investment securities available-for-sale	315,499	315,785
Less: pledged cash and due from banks	—	—
Less: pledged investment securities	(191,223)	(197,251)

Total primary liquidity	$424,426	$340,597

Ratio of primary liquidity to total deposits	17.9%	14.9%

Additional Liquidity Not Included In Primary Liquidity:
Certificates of deposit in other financial institutions	$53,920	$56,860
Less: Certificate of deposits pledged	(2,731)	(2,731)

Total additional liquidity	$51,189	$54,129

Secondary Liquidity-Off-Balance Sheet:
Available Borrowing Capacity:
Total secured borrowing capacity with FHLB	$593,622	$544,132
Fed Funds borrowing lines	72,000	72,000
Secured credit line with the FRBSF	18,515	18,708

Total secondary liquidity	$684,137	$634,840

As of March 31, 2016, the Company’s primary overnight source of liquidity consisted of the balances reflected in the table above. The Company’s primary liquidity consisted of cash and due from banks and interest-earning deposits at financial institutions. The amount of funds maintained directly with the Federal Reserve included in interest-earning deposits in other financial institutions was $186 million and $102 million, at March 31, 2016 and December 31, 2015, respectively. The next source of liquidity is the money market accounts at other banks. Furthermore, the Company has collateralized borrowings and unsecured borrowing facilities. In addition, the Company has $54 million of certificates of deposits in other financial institutions where the average maturity is approximately 6.6 months that could be utilized over time to supplement the liquidity needs of the Company.

The Company’s long term source of funding has come from the liability side of the balance sheet and has historically been through the growth in non-interest bearing and interest bearing core deposits from new and existing customers. Additional sources of funds from the Company’s asset side of the balance sheet include payments of principal and interest on loans and investment securities. While maturities and scheduled principal amortization on loans are a reasonably predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition.

As an additional source of liquidity, the Company maintains credit facilities, “Fed Funds Borrowing Lines,” of $72 million with its primary correspondent banks for the purchase of overnight Federal funds. The lines are subject to availability of funds and have restrictions as to the number of days and length used during a month, $5 million of these credit facilities require the pledging of investment securities.

The Company has established a secured credit facility with the FHLB of San Francisco which allows the Bank to borrow up to 25% of the Bank’s total assets, which equates to a credit line of approximately $659 million at March 31, 2016. The Company currently has no outstanding borrowings with the FHLB. As of March 31, 2016, the Company had $868 million of loan collateral pledged with the FHLB. This level of loan collateral would provide the Company with $576 million in borrowing capacity. The Company also had $19 million in securities serving as collateral for an additional $18 million in borrowing capacity. Any amount of borrowings in excess of the $594 million, up to the Company’s borrowing capacity of $659 million, would require the Company to pledge additional collateral. In addition, the Company must maintain a certain investment in the common stock of the FHLB. The Company’s investment in the common stock of the FHLB is $8 million at March 31, 2016. This level of capital would allow the Company to borrow up to $297 million of the $659 million. Any advances from the FHLB in excess of the $297 million would require additional purchases of FHLB common stock.

The Company maintains a secured credit facility with the Federal Reserve Bank of San Francisco (“FRBSF”) which is collateralized by investment securities pledged with the FRBSF. At March 31, 2016, the Company’s available borrowing capacity was $19 million.

The Company maintains investments in short term certificates of deposit with other financial institutions, with an average remaining maturity of approximately 6.6 months, with various balances maturing monthly. The Company had balances of $54 million and $57 million at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, $ 2.7 million of the Company’s certificates of deposit with other financial institutions were pledged as collateral as credit support for the interest rate swap contracts and are not available as a source of liquidity.

The Company’s commitments to extend credit (off-balance sheet liquidity risk) are agreements to lend funds to customers as long as there are no covenant violations as established in the loan agreement. The total commitment amounts do not necessarily represent future cash requirements. Financial instruments with off-balance sheet risk for the Company include both undisbursed loan commitments, as well as undisbursed letters of credit. The Company’s exposure to extend credit was $891 million and $806 million at March 31, 2016 and December 31, 2015, respectively.

The holding company liquidity on a stand-alone basis was $7.4 million and $6.8 million, in cash on deposit at the Bank, at March 31, 2016 and December 31, 2015, respectively. Management believes this amount of cash is currently sufficient to fund the holding company’s cash flow needs over at least the next twelve to twenty four months.

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

The Bank is subject to certain restrictions on the amount of dividends that may be declared without regulatory approval. Such dividends shall not exceed the lesser of the Bank’s retained earnings or net income for its last three fiscal years (less any distributions to the shareholder made during such period). In addition, the Bank may not pay dividends that would result in its capital being reduced below the minimum requirements for capital adequacy purposes.

The Company completed the merger with 1st Enterprise on November 30, 2014. As part of the Merger Agreement, 16,400 shares of preferred stock issued by 1st Enterprise as part of the Small Business Lending Fund (SBLF) program of the United States Department of the Treasury was converted into 16,400 CU Bancorp preferred shares with substantially identical terms. CU Bancorp Preferred Stock has a liquidation preference amount of $1 thousand per share, designated as the Company’s Non-Cumulative Perpetual Preferred Stock, Series A. The U.S. Department of the Treasury is the sole holder of all outstanding shares of CU Bancorp Preferred Stock.

Dividends on the Company’s Series A Preferred Stock are payable quarterly in arrears if authorized and declared by the Company’s board of directors out of legally available funds, on a non-cumulative basis, on the $1 thousand per share liquidation preference amount. Dividends are payable on January 1, April 1, July 1 and October 1 of each year. The current coupon dividend rate was adjusted to 9% on March 1, 2016 through perpetuity. However, the dividend yield through November 30, 2018 approximates 7% as a result of business combination accounting. The Company may from time to time evaluate if a partial or full payment to redeem the Preferred Stock is appropriate in capital management. Dividends on the Series A Preferred Stock are non-cumulative. There is no sinking fund with respect to dividends on the Series A Preferred Stock. So long as the Company’s Series A Preferred Stock remains outstanding, the Company may declare and pay dividends on the common stock only if full dividends on all outstanding shares of Series A Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid.

As of March 31, 2016, both CU Bancorp “the holding company” and the Bank had positive retained earnings and positive net income that would allow either of them to declare and pay a dividend as of March 31, 2016. However, neither the holding company nor the Bank has plans to declare and pay a cash dividend on the common stock at the current time.

The Company has a program to repurchase a portion of an employee’s outstanding restricted stock upon the vesting of this restricted stock, but only in amounts necessary to cover the minimum employee tax withholding obligations at the option of the restricted stockholder (employee). The Company had this program in place during all of 2015 and through the three months ending March 31, 2016. This program was designed to provide the Bank’s employees with the financial ability to cover their tax liability obligation associated with the vesting of their restricted stock at the date of vesting. These transactions under the State of California Corporations Code are defined as distributions to shareholders.

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

At March 31, 2016, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” for Prompt Corrective Action (“PCA”) purpose and the Basel III minimum capital ratios with buffer (effective January 1, 2016) under the current capital guidelines. The following tables present the regulatory capital ratios requirements and the actual capitalization levels of the Company and the Bank as of the dates indicated (dollars in thousands):

CU Bancorp

	March 31, 2016	December 31, 2015	Well Capitalized	Basel III Minimum with Buffer
	Amount	Amount	(greater than or equal to)
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.81%	9.67%	5.0%	NA
Common Equity Tier 1 ratio	9.68%	9.61%	6.5%	5.125%
Total Tier 1 risk-based capital ratio	10.88%	10.85%	8.0%	6.625%
Total risk-based capital ratio	11.61%	11.54%	10.0%	8.625%

Regulatory Capital Data:
Common Equity Tier 1	$231,369	$223,977
Total Tier 1 capital	260,097	252,681
Total risk-based capital	277,352	268,971
Average total assets*	2,650,552	2,611,774
Risk-weighted assets	2,389,579	2,329,770

*	Represents the average total assets for calculation of the leverage ratio

California United Bank

	March 31, 2016	December 31, 2015	Well Capitalized	Basel III Minimum with Buffer
	Amount	Amount	(greater than or equal to)
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.46%	9.34%	5.0%	NA
Common Equity Tier 1 ratio	10.49%	10.47%	6.5%	5.125%
Total Tier 1 risk-based capital ratio	10.49%	10.47%	8.0%	6.625%
Total risk-based capital ratio	11.21%	11.17%	10.0%	8.625%

Regulatory Capital Data:
Common Equity Tier 1	$250,701	$234,989
Tier 1 capital	250,701	243,989
Total risk-based capital	267,956	260,279
Average total assets*	2,650,442	2,612,206
Risk-weighted assets	2,389,355	2,329,798

*	Represents the average total assets for calculation of the leverage ratio

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

The following are among the requirements that were phased-in beginning January 1, 2015 under the new capital rules:

•	an increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets;

•	a new category and a required 4.50% of risk-weighted assets ratio is established for CET1 as a subset of Tier 1 capital limited to common equity;

•	a minimum non-risk-based leverage ratio is set at 4.00%;

•	changes in the permitted composition of Tier 1 capital to exclude trust preferred securities (however, trust preferred securities issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets, such as CU Bancorp, continues to be included in Tier 1 capital, subject to a limit of 25% of Tier 1 capital elements; see further discussion below), mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available-for-sale debt and equity securities;

•	the risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures;

•	an additional “countercyclical capital buffer” is required for larger and more complex institutions; and

•	a new additional capital conservation buffer of 2.5% of risk weighted assets over the period from 2016 to 2019 must be met to avoid limitations on the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Including the capital conservation buffer of 2.5%, the new final capital rule will result in the following minimum ratios: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement phase-in began in January 2016 at 0.625% of risk-weighted assets and will increase each year by 0.625% until fully implemented in January 2019. While the final capital rule sets higher regulatory capital standards for the Company and the Bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of the final capital rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends or executive bonuses and require the raising of additional capital.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

For a discussion regarding the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act, see the Company’s December 31, 2015 Form 10K, Part I, Item 1 – Business – Supervision and Regulation – Legislation and Regulatory Developments – Dodd Frank Wall Street Reform and Consumer Protection Act.

Number of Employees

The number of active full-time equivalent employees increased from 266 at December 31, 2015 to 273 at March 31, 2016.

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

The Company’s exposure to interest rate risk is reviewed by the Company’s management Asset/Liability Committee formally on a quarterly basis and on an ongoing basis. The main tool used to monitor interest rate risk is a dynamic simulation model that quantifies the estimated exposure of net interest income to sustained interest rate changes. The simulation model estimates the impact of changing interest rates on interest income from all interest-earning assets and interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to the Company’s policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 100 and 400 basis point upward and 200 basis point downward shift in interest rates.

At March 31, 2016, the Company had nineteen pay-fixed, receive-variable interest rate contracts that were designed to convert fixed rate loans into variable rate loans. Seventeen of these swap contacts are designated as fair value hedges. For additional information on these interest rate contracts, see Note 9 – Derivative Financial Instruments located in Part I, Item 1. – Notes to the Consolidated Financial Statements.

The Company has no market risk sensitive instruments held for trading purposes. Management believes that the Company’s market risk is reasonable at this time.

The following depicts the Company’s net interest income sensitivity analysis as of March 31, 2016 (dollars in thousands):

Simulated Rate Changes	Estimated Net Interest Income Sensitivity
+ 400 basis points	34.4%	$29,128
+ 100 basis points	8.5%	$7,162
- 200 basis points (1)	(7.9)%	$(6,652)

(1)	The simulated rate change under the -200 basis points reflected above actually reflects only a maximum negative 25 basis points or less decline in actual rates based on the current targeted Fed Funds target rate by the government of 0.25% to 0.50%. The -200 simulation model reflects repricing of liabilities of less than 0.25% due to the Company paying significantly less than 25 basis points on its deposit accounts, and higher downward repricing of the Company’s interest-earning assets in the -200 simulation model.

The Company is currently asset sensitive. The estimated sensitivity does not necessarily represent our forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits and replacement of asset and liability cash flows. The effective duration of the Company’s investment securities portfolio is approximately 1.8 years at March 31, 2016, compared to 2.1 years at December 31, 2015. However, management considers the current effective duration to be low and future purchases will result in an increased effective duration with providing increased earnings while keeping risk low. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

Variable rate loans make up 73% of the loan portfolio. However, the Company has floors on some of its loans. At March 31, 2016, 35% of variable rate loans are at their floor, and thus an increase in the underlying index may not necessarily result in an increase in the coupon until the loan index plus margin exceeds that floor. However, 55% of the variable rate loans are tied to the Prime index with $625 million subject to repricing within 30 days of a 25 basis point increase in Prime rate.

An additional tool used less frequently by management to monitor interest rate risk includes the standard GAP report, which measures the estimated difference between the amount of interest-sensitive assets and interest-sensitive liabilities anticipated to mature or reprice during future periods, based on certain assumptions. In general, the GAP report presents the carrying amounts of these assets and liabilities in a particular period based on either the date that they first reprice, for variable rate products, or the maturity date, for fixed rate products.

The Company’s static GAP as of March 31, 2016, is not materially different from that reported at December 31, 2015 and is thus not included in this 10Q. See the Company’s Static Gap reports under “Item7A-Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2015 Annual Report on Form 10-K.

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

b)	Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the fiscal quarter that ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Bank’s 2015 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

(a)	None.

(b)	None.

ITEM 6.	Exhibits

(a)	Index to Exhibits

Exhibit Number	Description

31.1⌂	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2⌂	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1⌂	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS⌂	XBRL Instance Document

101.SCH⌂	XBRL Taxonomy Extension Schema Document

101.CAL⌂	XBRL Taxonomy Calculation Linkbase Document

101.LAB⌂	XBRL Taxonomy Label Linkbase Document

101 DEF⌂	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE⌂	XBRL Taxonomy Presentation Linkbase Document

⌂	Attached hereto

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CU BANCORP

Date:	May 6, 2016	/s/ DAVID I. RAINER
David I. Rainer
Chief Executive Officer

Date:	May 6, 2016	/s/ KAREN A. SCHOENBAUM
Karen A. Schoenbaum
Chief Financial Officer