Form 10-Q
period 2016-06-30
CU Bancorp
filed 2016-08-05
CIK 1543643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 2, 2016 the number of shares outstanding of the registrant’s no par value Common Stock was 17,671,272.

CU BANCORP

June 30, 2016 FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Consolidated Balance Sheets
	June 30, 2016 (Unaudited) and December 31, 2015	2

	Consolidated Statements of Income
	Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)	3

	Consolidated Statements of Comprehensive Income
	Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)	4

	Consolidated Statements of Changes in Shareholders’ Equity
	Six Months Ended June 30, 2016 (Unaudited)	5

	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2016 and 2015 (Unaudited)	6

	Notes to the Consolidated Financial Statements (Unaudited)	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
	Overview	42
	Results of Operations	46
	Financial Condition	56
	Liquidity	61
	Dividends	63
	Regulatory Matters	64

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	67

ITEM 4.	Controls and Procedures	69

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	70
ITEM 1A.	Risk Factors	70
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
ITEM 3.	Defaults Upon Senior Securities	70
ITEM 4.	Mine Safety Disclosures	70
ITEM 5.	Other Information	70
ITEM 6.	Exhibits	70

Signatures		71

CU BANCORP

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$42,659	$50,960
Interest earning deposits in other financial institutions	194,681	171,103

Total cash and cash equivalents	237,340	222,063
Certificates of deposit in other financial institutions	54,410	56,860
Investment securities available-for-sale, at fair value	334,113	315,785
Investment securities held-to-maturity, at amortized cost	40,595	42,036

Total investment securities	374,708	357,821
Loans	1,951,111	1,833,163
Allowance for loan loss	(18,476)	(15,682)

Net loans	1,932,635	1,817,481
Premises and equipment, net	4,647	5,139
Deferred tax assets, net	14,455	17,033
Other real estate owned, net	—	325
Goodwill	64,603	64,603
Core deposit and leasehold right intangibles, net	6,932	7,671
Bank owned life insurance	50,561	49,912
Accrued interest receivable and other assets	36,142	35,734

Total Assets	$2,776,433	$2,634,642

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing demand deposits	$1,337,550	$1,288,085
Interest bearing transaction accounts	259,103	261,123
Money market and savings deposits	747,490	679,081
Certificates of deposit	51,598	58,502

Total deposits	2,395,741	2,286,791
Securities sold under agreements to repurchase	25,782	14,360
Subordinated debentures, net	9,777	9,697
Accrued interest payable and other liabilities	18,674	16,987

Total Liabilities	2,449,974	2,327,835

Commitments and Contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Serial Preferred Stock – authorized, 50,000,000 shares: Series A, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 16,400 shares authorized, 16,400 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	17,086	16,995
Common stock – authorized, 75,000,000 shares no par value, 17,668,381 and 17,175,389 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	234,141	230,688
Additional paid-in capital	25,209	23,017
Retained earnings	49,245	36,923
Accumulated other comprehensive income (loss)	778	(816)

Total Shareholders’ Equity	326,459	306,807

Total Liabilities and Shareholders’ Equity	$2,776,433	$2,634,642

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest Income
Interest and fees on loans	$23,165	$20,644	$45,743	$40,550
Interest on investment securities	1,415	1,051	2,647	2,231
Interest on interest bearing deposits in other financial institutions	417	246	856	448

Total Interest Income	24,997	21,941	49,246	43,229

Interest Expense
Interest on interest bearing transaction accounts	99	98	198	198
Interest on money market and savings deposits	484	408	995	791
Interest on certificates of deposit	31	46	64	97
Interest on securities sold under agreements to repurchase	14	7	25	12
Interest on subordinated debentures	120	109	237	216

Total Interest Expense	748	668	1,519	1,314

Net Interest Income	24,249	21,273	47,727	41,915
Provision for loan losses	1,063	683	1,685	2,126

Net Interest Income After Provision For Loan Losses	23,186	20,590	46,042	39,789

Non-Interest Income
Gain on sale of SBA loans, net	485	215	1,039	638
Deposit account service charge income	1,222	1,153	2,411	2,294
Other non-interest income	1,268	1,727	2,345	2,771

Total Non-Interest Income	2,975	3,095	5,795	5,703

Non-Interest Expense
Salaries and employee benefits (includes stock based compensation expense of $891 and $807 for the three months, and $1,725 and $1,320 for the six months ended June 30, 2016 and 2015, respectively)	9,921	9,280	20,074	18,431
Occupancy	1,439	1,415	2,875	2,835
Data processing	635	635	1,253	1,276
Legal and professional	651	656	1,126	1,502
FDIC deposit assessment	359	351	709	684
Merger expenses	—	112	—	352
OREO loss and expenses	4	20	83	26
Office services expenses	320	407	723	821
Other operating expenses	1,760	2,036	3,433	3,898

Total Non-Interest Expense	15,089	14,912	30,276	29,825

Net Income Before Provision for Income Tax Expense	11,072	8,773	21,561	15,667
Provision for income tax expense	4,427	3,506	8,629	6,201

Net Income	6,645	5,267	12,932	9,466
Preferred stock dividends and discount accretion	307	312	610	584

Net Income available to common shareholders	$6,338	$4,955	$12,322	$8,882

Earnings Per Share
Basic earnings per share	$0.37	$0.30	$0.72	$0.54
Diluted earnings per share	$0.36	$0.29	$0.71	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$6,645	$5,267	$12,932	$9,466
Other Comprehensive Income, net of tax:
Net change in unrealized gain (loss) on available-for-sale investment securities, net of tax	825	(749)	1,594	(238)

Other Comprehensive Income (Loss)	825	(749)	1,594	(238)

Comprehensive Income	$7,470	$4,518	$14,526	$9,228

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2016

(Unaudited)

(Dollars in thousands)

	Preferred Stock		Common Stock
	Issued and Outstanding Shares	Amount	Issued and Outstanding Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2015	16,400	$16,995	17,175,389	$230,688	$23,017	$36,923	$(816)	$306,807
Net issuance of restricted stock	—	—	109,809	—	—	—	—	—
Exercise of stock options	—	—	396,964	3,453	—	—	—	3,453
Stock based compensation expense	—	—	—	—	1,725	—	—	1,725
Restricted stock repurchase	—	—	(13,781)	—	(305)	—	—	(305)
Excess tax benefit – stock based compensation	—	—	—	—	772	—	—	772
Preferred stock dividends and discount accretion	—	91	—	—	—	(610)	—	(519)
Net income	—	—	—	—	—	12,932	—	12,932
Other comprehensive income	—	—	—	—	—	—	1,594	1,594

Balance at June 30, 2016	16,400	$17,086	17,668,381	$234,141	$25,209	$49,245	$778	$326,459

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income:	$12,932	$9,466
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,685	2,126
Provision for unfunded loan commitments	117	87
Stock based compensation expense	1,725	1,320
Depreciation	717	702
Net accretion of discounts/premiums for loans acquired and deferred loan fees/costs	(4,392)	(4,121)
Net amortization from investment securities	1,991	1,536
Increase in bank owned life insurance	(649)	(613)
Amortization of core deposit intangibles	642	842
Amortization of time deposit premium	(2)	(10)
Net (accretion) amortization of leasehold right intangible asset and liabilities	(57)	7
Accretion of subordinated debenture discount	80	80
Loss on sale of OREO	14	—
Gain on sale of SBA loans, net	(1,039)	(638)
Decrease in deferred tax assets	1,421	435
Decrease (increase) in accrued interest receivable and other assets	364	(664)
Increase (decrease) in accrued interest payable and other liabilities	1,135	(395)
Net excess in tax benefit on stock compensation	(772)	(451)
Increase in fair value of derivative swap liability	588	213

Net cash provided by operating activities	16,500	9,922

Cash flows from investing activities:
Purchases of investment securities	(51,924)	(9,112)
Proceeds from repayment and maturities from investment securities	35,799	19,780
Loans originated, net of principal payments	(111,409)	(84,134)
Purchases of premises and equipment	(225)	(515)
Proceeds from sale of OREO	311	—
Net decrease in certificates of deposit in other financial institutions	2,450	13,839
Purchase of bank owned life insurance	—	(10,000)

Net cash used in investing activities	(124,998)	(70,142)

Cash flows from financing activities:
Net increase in Non-interest bearing demand deposits	49,465	102,090
Net (decrease) increase in Interest bearing transaction accounts	(2,020)	45,455
Net increase in Money market and savings deposits	68,409	47,544
Net decrease in Certificates of deposit	(6,902)	(5,254)
Net increase in Securities sold under agreements to repurchase	11,422	5,013
Net proceeds from stock options exercised	3,453	1,020
Restricted stock repurchase	(305)	(504)
Dividends paid on preferred stock	(519)	(101)
Net excess in tax benefit on stock compensation	772	451

Net cash provided by financing activities	123,775	195,714

Net increase in cash and cash equivalents	15,277	135,494

Cash and cash equivalents, beginning of period	222,063	132,586

Cash and cash equivalents, end of period	$237,340	$268,080

The accompanying notes are an integral part of these consolidated financial statements

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,574	$1,348
Net cash paid for taxes	$2,347	$4,060
Supplemental disclosures of non-cash investing activities:
Net change in unrealized gain (loss) on available-for-sale investment securities, net of tax	$1,594	$(238)
Loans transferred to other real estate owned	$—	$850

CU BANCORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Note 2 - Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which replaced existing revenue recognition guidance for contracts to provide goods or services to customers and amended existing guidance related to recognition of gains and losses on the sale of certain nonfinancial assets such as real estate. ASU 2014-09 established a principles-based approach to recognizing revenue that applies to all contracts other than those covered by other authoritative GAAP guidance. Quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows were also required. ASU 2014-09 was to be effective for interim and annual periods beginning after December 15, 2016 and was to be applied on either a modified retrospective or full retrospective basis. In August 2015, the FASB issued ASU 2015-14 which defers the original effective date for all entities by one year. Public business entities should apply the guidance in ASU 2015-14 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. Changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The classification and measurement guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities can early adopt the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Early adoption of these provisions can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to reduce the complexity of certain aspects of the accounting for employee share-based payment transactions. As a result of this ASU, changes applicable to all entities include: 1) The threshold to qualify for equity classification would permit withholding up to the maximum individual statutory tax rate in the applicable jurisdictions. Also, the ASU provides that cash paid by an employer when directly withholding shares for tax-withholding purposes would be classified as a financing activity on the statement of cash flows; 2) An entity would be allowed to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; 3) All excess tax benefits and tax deficiencies would be recognized as income tax expense or benefit in the income statement. An entity also would recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Further, excess tax benefits would not be separated from other income tax cash flows and thus would be classified along with other cash flows as an operating activity. ASU 2016-09 is effective for public entities for interim and annual periods beginning after December 15, 2016. The Company does not expect a material impact of this ASU on its consolidated financial statements.

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Current expected credit losses (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses (ECL) should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating ECL. ASU 2016-13 is effective for public entities for interim and annual periods beginning after December 15, 2019. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

	June 30, 2016	December 31, 2015
Total Shareholders’ Equity	$326,459	$306,807
Less: Preferred stock	17,086	16,995
Less: Goodwill	64,603	64,603
Less: Core deposit and leasehold right intangibles, net	6,932	7,671

Tangible common equity	$237,838	$217,538

Common shares issued and outstanding	17,668,381	17,175,389

Book value per common share	$17.51	$16.87

Tangible book value per common share	$13.46	$12.67

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$6,645	$5,267	$12,932	$9,466
Less: Preferred stock dividends and discount accretion	307	312	610	584

Net Income available to common shareholders	$6,338	$4,955	$12,322	$8,882

Weighted average basic common shares outstanding	17,210,433	16,481,527	17,125,930	16,445,118
Dilutive effect of potential common share issuances from stock options and restricted stock	250,774	442,684	274,960	441,102

Weighted average diluted common shares outstanding	17,461,207	16,924,211	17,400,890	16,886,220

Income per common share
Basic	$0.37	$0.30	$0.72	$0.54
Diluted	$0.36	$0.29	$0.71	$0.53
Anti-dilutive shares not included in the calculation of diluted earnings per share	—	64,500	1,500	64,889

Note 5 - Investment Securities

The investment securities portfolio has been classified into two categories: available-for-sale (“AFS”) and held-to-maturity (“HTM”).

The following tables present the amortized cost, gross unrealized gains and losses, and fair values of investment securities by major category as of the dates indicated (dollars in thousands):

		Gross Unrealized
June 30, 2016	Amortized Cost	Gains	Losses	Fair Market Value
Available-for-sale:
U.S. Govt Agency and Sponsored Agency - Note Securities	$1,006	$2	$—	$1,008
U.S. Govt Agency - SBA Securities	94,655	616	308	94,963
U.S. Govt Agency - GNMA Mortgage-Backed Securities	27,416	191	100	27,507
U.S. Govt Sponsored Agency - CMO & Mortgage-Backed Securities	130,708	1,305	208	131,805
Corporate Securities	506	1	—	507
Asset Backed Securities	7,498	—	282	7,216
U.S. Treasury Notes	70,981	126	—	71,107

Total available-for-sale	332,770	2,241	898	334,113
Held-to-maturity:
Municipal Securities	40,595	855	—	41,450

Total held-to-maturity	40,595	855	—	41,450

Total investment securities	$373,365	$3,096	$898	$375,563

		Gross Unrealized
December 31, 2015	Amortized Cost	Gains	Losses	Fair Market Value
Available-for-sale:
U.S. Govt Agency and Sponsored Agency - Note Securities	$1,014	$—	$—	$1,014
U.S. Govt Agency - SBA Securities	93,674	399	583	93,490
U.S. Govt Agency - GNMA Mortgage-Backed Securities	30,916	202	418	30,700
U.S. Govt Sponsored Agency - CMO & Mortgage-Backed Securities	97,693	250	789	97,154
Corporate Securities	4,016	7	—	4,023
Municipal Securities	1,010	1	—	1,011
Asset Backed Securities	7,890	—	243	7,647
U.S. Treasury Notes	80,981	—	235	80,746

Total available-for-sale	317,194	859	2,268	315,785
Held-to-maturity:
Municipal Securities	42,036	335	32	42,339

Total held-to-maturity	42,036	335	32	42,339

Total investment securities	$359,230	$1,194	$2,300	$358,124

The Company’s investment securities portfolio at June 30, 2016 consists of A-rated or above investment-grade securities. At June 30, 2016 and December 31, 2015, securities with a market value of $194 million and $197 million, respectively, were pledged as collateral for securities sold under agreements to repurchase, public deposits, outstanding standby letters of credit, bankruptcy deposits, and other purposes as required by various statutes and agreements. See Note 8 – Borrowings and Subordinated Debentures.

The following tables present the gross unrealized losses and fair values of AFS and HTM investment securities that were in unrealized loss positions, summarized and classified according to the duration of the loss period as of the dates indicated (dollars in thousands).

	< 12 Continuous Months		> 12 Continuous Months		Total
June 30, 2016	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale investment securities:
U.S. Govt. Agency SBA Securities	$40,936	$264	$5,224	$44	$46,160	$308
U.S. Govt. Agency – GNMA Mortgage-Backed Securities	6,384	22	10,496	78	16,880	100
U.S. Govt. Sponsored Agency – CMO & Mortgage-Backed Securities	15,004	75	14,240	133	29,244	208
Asset Backed Securities	—	—	7,216	282	7,216	282
U.S Treasury Notes	—	—	—	—	—	—

Total available-for-sale investment securities	$62,324	$361	$37,176	$537	$99,500	$898

	< 12 Continuous Months		> 12 Continuous Months		Total
December 31, 2015	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale investment securities:
U.S. Govt. Agency SBA Securities	$53,852	$428	$7,935	$154	$61,787	$582
U.S. Govt. Agency – GNMA Mortgage-Backed Securities	5,417	47	14,296	371	19,713	418
U.S. Govt. Sponsored Agency – CMO & Mortgage-Backed Securities	67,475	564	10,024	225	77,499	789
Asset Backed Securities	2,928	54	4,719	190	7,647	244
U.S Treasury Notes	80,745	235	—	—	80,745	235

Total available-for-sale investment securities	$210,417	$1,328	$36,974	$940	$247,391	$2,268

Held-to-maturity investment securities:
Municipal Securities	$5,669	$16	$2,392	$16	$8,061	$32

Total held-to-maturity investment securities	$5,669	$16	$2,392	$16	$8,061	$32

The unrealized losses in each of the above categories are associated with the general fluctuation of market interest rates and are not an indication of any deterioration in the credit quality of the security issuers. Further, the Company does not intend to sell these securities and is not more-likely-than-not to be required to sell the securities before the recovery of its amortized cost basis. Accordingly, the Company had no securities that were classified as other-than-temporarily impaired at June 30, 2016 or December 31, 2015, and did not recognize any impairment charges in the consolidated statements of income.

The amortized cost, fair value and the weighted average yield of debt securities at June 30, 2016, are reflected in the table below (dollars in thousands). Maturity categories are determined as follows:

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

	June 30, 2016
Maturities Schedule of Securities (Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-sale:
Due through one year	$82,217	$82,409	1.20%
Due after one year through five years	146,221	146,553	1.45%
Due after five years through ten years	75,381	75,909	1.99%
Due after ten years	28,951	29,242	2.52%

Total available-for-sale	$332,770	$334,113	1.60%
Held-to-maturity:
Due through one year	$2,912	$2,926	1.53%
Due after one year through five years	33,817	34,494	1.55%
Due after five years through ten years	3,866	4,030	1.93%

Total held-to-maturity	$40,595	$41,450	1.59%

Total investment securities	$373,365	$375,563	1.60%

The weighted average yields in the above table are based on effective rates of net book balances at the end of the period.

Investment in Federal Home Loan Bank (FHLB) Common Stock

The Company’s investment in the common stock of the FHLB of San Francisco is carried at cost and was $9.2 million at June 30, 2016 and $8.0 million at December 31, 2015. The investment in FHLB stock is included in accrued interest receivable and other assets in the consolidated balance sheets and is periodically evaluated for impairment. Based on the capital adequacy of the FHLB and its overall financial condition, no impairment losses have been recorded.

See Note 8 - Borrowings and Subordinated Debentures for a detailed discussion regarding the Company’s borrowings and the requirements to purchase FHLB common stock. See Note 5 - Investment Securities in the Company’s Form 10-K for the year ended December 31, 2015 for additional discussion on the Company’s evaluation and accounting for its investment in FHLB common stock.

Note 6 - Loans

The following table presents the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands):

	June 30, 2016	December 31, 2015
Commercial and Industrial Loans:	$522,074	$537,368

Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	425,515	407,979
Other Nonresidential Properties	582,204	533,168
Construction, Land Development and Other Land	165,963	125,832
1-4 Family Residential Properties	121,971	114,525
Multifamily Residential Properties	86,942	71,179

Total Loans Secured by Real Estate	1,382,595	1,252,683

Other Loans:	46,442	43,112

Total Loans	$1,951,111	$1,833,163

Loan balances in the table above include net deferred fees and net discounts for a total of $18 million and $22 million as of June 30, 2016 and December 31, 2015, respectively.

Small Business Administration Loans

Included in the loan portfolio is $32 million in loans that were originated under the guidelines of the Small Business Administration (“SBA”) program of which $6 million is guaranteed. The total portfolio of the SBA contractual loan balances serviced by the Company at June 30, 2016 was $113 million, of which $81 million has been sold.

At June 30, 2016, there were no loans classified as held for sale. At June 30, 2016, the balance of SBA 7a loans originated during the quarter is $728 thousand, of which $546 thousand is guaranteed by the SBA. The Company does not currently plan on selling these loans, but it may choose to do so in the future.

Allowance for Loan Loss

The following table is a summary of the activity for the allowance for loan loss for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Allowance for loan loss at beginning of period	$16,545	$13,247	$15,682	$12,610
Provision for loan losses	1,063	683	1,685	2,126
Net (charge-offs) recoveries:
Charge-offs	(20)	(1)	(20)	(891)
Recoveries	888	195	1,129	279

Net (charge-offs) recoveries	868	194	1,109	(612)

Allowance for loan loss at end of period	$18,476	$14,124	$18,476	$14,124

Net (charge-offs) recoveries to average loans	0.05%	0.01%	0.06%	(0.04)%

	June 30, 2016	December 31, 2015
Allowance for loan loss to total loans	0.95%	0.82%

Allowance for loan loss to total loans accounted for at historical cost, which excludes loans and the related allowance for loans acquired through acquisition	1.22%	1.33%

The following tables present, by portfolio segment, the changes in the allowance for loan loss and the recorded investment in loans as of the dates and for the periods indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Three Months Ended June 30, 2016
Allowance for loan loss – Beginning balance	$6,725	$2,711	$6,374	$735	$16,545
Provision for loan losses	789	13	192	69	1,063
Net (charge-offs) recoveries:
Charge-offs	(20)	—	—	—	(20)
Recoveries	887	—	1	—	888

Net recoveries	867	—	1	—	868

Ending balance	$8,381	$2,724	$6,567	$804	$18,476

Three Months Ended June 30, 2015
Allowance for loan loss – Beginning balance	$5,737	$1,763	$5,439	$308	$13,247
Provision for loan losses	314	(156)	359	166	683
Net (charge-offs) recoveries:
Charge-offs	(1)	—	—	—	(1)
Recoveries	194	—	1	—	195

Net recoveries	193	—	1	—	194

Ending balance	$6,244	$1,607	$5,799	$474	$14,124

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Six Months Ended June 30, 2016
Allowance for loan loss – Beginning balance	$5,924	$2,076	$6,821	$861	$15,682
Provision for loan losses	1,350	648	(256)	(57)	1,685
Net (charge-offs) recoveries:
Charge-offs	(20)	—	—	—	(20)
Recoveries	1,127	—	2	—	1,129

Net recoveries	1,107	—	2	—	1,109

Ending balance	$8,381	$2,724	$6,567	$804	$18,476

Six Months Ended June 30, 2015
Allowance for loan loss – Beginning balance	$5,864	$1,684	$4,802	$260	$12,610
Provision for loan losses	995	(77)	994	214	2,126
Net (charge-offs) recoveries:
Charge-offs	(891)	—	—	—	(891)
Recoveries	276	—	3	—	279

Net (charge-offs) recoveries	(615)	—	3	—	(612)

Ending balance	$6,244	$1,607	$5,799	$474	$14,124

The following tables present both the allowance for loan loss and the associated loan balance classified by loan portfolio segment and by credit evaluation methodology (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
June 30, 2016
Allowance for loan loss:
Individually evaluated for impairment	$641	$—	$—	$—	$641
Collectively evaluated for impairment	7,740	2,724	6,567	804	17,835
Purchased credit impaired (loans acquired with deteriorated credit quality)	—	—	—	—	—

Total Allowance for Loan Loss	$8,381	$2,724	$6,567	$804	$18,476

Loans receivable:
Individually evaluated for impairment	$1,647	$—	$256	$—	$1,903
Collectively evaluated for impairment	520,093	165,963	1,214,847	46,442	1,947,345
Purchased credit impaired (loans acquired with deteriorated credit quality)	334	—	1,529	—	1,863

Total Loans Receivable	$522,074	$165,963	$1,216,632	$46,442	$1,951,111

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
December 31, 2015
Allowance for loan loss:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,924	2,076	6,821	861	15,682
Purchased credit impaired (loans acquired with deteriorated credit quality)	—	—	—	—	—

Total Allowance for Loan Loss	$5,924	$2,076	$6,821	$861	$15,682

Loans receivable:
Individually evaluated for impairment	$558	$—	$649	$—	$1,207
Collectively evaluated for impairment	536,333	125,832	1,124,667	43,112	1,829,944
Purchased credit impaired (loans acquired with deteriorated credit quality)	477	—	1,535	—	2,012

Total Loans Receivable	$537,368	$125,832	$1,126,851	$43,112	$1,833,163

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

The following tables present the risk category of loans by class of loans based on the most recent internal loan classification as of the dates indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
June 30, 2016
Pass	$460,117	$165,963	$1,190,670	$43,504	$1,860,254
Special Mention	17,621	—	4,001	—	21,622
Substandard	44,336	—	21,961	2,938	69,235
Doubtful	—	—	—	—	—

Total	$522,074	$165,963	$1,216,632	$46,442	$1,951,111

December 31, 2015
Pass	$503,006	$125,832	$1,101,548	$40,132	$1,770,518
Special Mention	16,041	—	6,494	43	22,578
Substandard	18,321	—	18,809	2,937	40,067
Doubtful	—	—	—	—	—

Total	$537,368	$125,832	$1,126,851	$43,112	$1,833,163

Aging Analysis of Past Due and Non-Accrual Loans

The following tables present an aging analysis of the recorded investment of past due loans and non-accrual loans as of the dates indicated (dollars in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
June 30, 2016
Commercial and Industrial	$131	$7	$—	$138	$1,979	$519,957	$522,074
Construction, Land Development and Other Land	—	—	—	—	—	165,963	165,963
Commercial and Other Real Estate	—	—	—	—	598	1,216,034	1,216,632
Other	—	—	—	—	—	46,442	46,442

Total	$131	$7	$—	$138	$2,577	$1,948,396	$1,951,111

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
December 31, 2015
Commercial and Industrial	$—	$—	$—	$—	$1,032	$536,336	$537,368
Construction, Land Development and Other Land	—	—	—	—	—	125,832	125,832
Commercial and Other Real Estate	—	—	—	—	1,019	1,125,832	1,126,851
Other	—	—	—	—	—	43,112	43,112

Total	$—	$—	$—	$—	$2,051	$1,831,112	$1,833,163

Impaired Loans

Impaired loans are evaluated by comparing the fair value of the collateral, if the loan is collateral dependent, and the present value of the expected future cash flows discounted at the loan’s effective interest rate, if the loan is not collateral dependent.

A valuation allowance is established for an impaired loan when the realizable value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to realizable value instead of establishing a valuation allowance and are included, when applicable, in the table below as impaired loans “with no specific allowance recorded.” The valuation allowance disclosed below is included in the allowance for loan loss reported in the consolidated balance sheets as of June 30, 2016 and December 31, 2015.

The following tables present, by loan portfolio segment, the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, for the dates and periods indicated (dollars in thousands). This table excludes purchased credit impaired loans (loans acquired in acquisitions with deteriorated credit quality) of $1.9 million and $2.0 million at June 30, 2016 and December 31, 2015, respectively.

	June 30, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Commercial and Industrial	$700	$1,106	$—	$558	$1,027	$—
Commercial and Other Real Estate	256	289	—	649	692	—

With an allowance recorded:
Commercial and Industrial	947	990	641	—	—	—

Total
Commercial and Industrial	1,647	2,096	641	558	1,027	—
Commercial and Other Real Estate	256	289	—	649	692	—

Total	$1,903	$2,385	$641	$1,207	$1,719	$—

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and Industrial	$545	$—	$2,053	$—	$400	$—	$1,562	$—
Commercial and Other Real Estate	256	—	103	—	461	—	106	—

With a specific allowance recorded:
Commercial and Industrial	316	—	1,357	—	158	—	1,342	—
Commercial and Other Real Estate	—	—	619	—	—	—	619	—

Total:
Commercial and Industrial	861	—	3,410	—	558	—	2,904	—
Commercial and Other Real Estate	256	—	722	—	461	—	725	—

Total	$1,117	$—	$4,132	$—	$1,019	$—	$3,629	$—

The following is a summary of additional information pertaining to impaired loans for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest foregone on impaired loans	$22	$88	$46	$138

Cash collections applied to reduce principal balance	$28	$19	$52	$19

Interest income recognized on cash collections	$—	$—	$—	$—

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

The following tables include the recorded investment and unpaid principal balances for troubled debt restructured loans at June 30, 2016 and December 31, 2015 (dollars in thousands). These tables include TDR loans that were purchased credit impaired (“PCI”). TDR loans that are non-PCI loans are included in the Impaired Loans tables above. As of June 30, 2016, there were two PCI loans that are considered to be TDR loans with a recorded investment of $127 thousand and unpaid principal balances of $301 thousand.

	As of and for the Three Months Ended June 30, 2016			As of and for the Six Months Ended June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Commercial and Industrial	$377	$591	$—	$377	$591	$—

Total	$377	$591	$—	$377	$591	$—

	As of and for the Three Months Ended June 30, 2015			As of and for the Six Months Ended June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Commercial and Industrial	$474	$678	$—	$474	$678	$—
Commercial and Other Real Estate	103	107	—	103	107	—

Total	$577	$785	$—	$577	$785	$—

	As of and for the Twelve Months Ended December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Commercial and Industrial	$627	$1,363	$—

Total	$627	$1,363	$—

There were no loans modified or restructured during the three or six months ended June 30, 2016 or June 30, 2015.

There have been no payment defaults in the three or six months ended June 30, 2016 or June 30, 2015 subsequent to modification on troubled debt restructured loans that have been modified within the last twelve months.

Loans are restructured in an effort to maximize collections. Impairment analyses are performed on the Company’s troubled debt restructured loans in conjunction with the normal allowance for loan loss process. The Company’s troubled debt restructured loans are analyzed to ensure adequate cash flow or collateral supports the outstanding loan balance.

There were no commitments to lend additional funds to borrowers whose terms have been modified in troubled debt restructurings at June 30, 2016 or December 31, 2015.

Loans Acquired Through Acquisition

The following table reflects the accretable net discount for acquired loans for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$13,470	$20,078	$14,610	$21,402
Accretion, included in interest income	(1,517)	(1,461)	(2,650)	(2,677)
Reclassifications to non-accretable yield	(25)	(362)	(32)	(470)

Balance, end of period	$11,928	$18,255	$11,928	$18,255

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

The following table reflects the outstanding balance and related carrying value of PCI loans as of the dates indicated (dollars in thousands):

	June 30, 2016		December 31, 2015
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and Industrial	$657	$334	$2,331	$477
Commercial and Other Real Estate	2,216	1,529	2,250	1,535
Other	—	—	61	—

Total	$2,873	$1,863	$4,642	$2,012

The following table reflects the activities in the accretable net discount for PCI loans for the period indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$226	$305	$246	$324
Accretion, included in interest income	(21)	(19)	(41)	(38)
Reclassifications from non-accretable yield	—	—	—	—

Balance, end of period	$205	$286	$205	$286

Note 7 – Qualified Affordable Housing Project Investments

The Company’s investment in Qualified Affordable Housing Projects that generate Low Income Housing Tax Credits (“LIHTC”) was $3.5 million at June 30, 2016 and $3.7 million at December 31, 2015. The funding liability for the LIHTC at June 30, 2016 was $702 thousand compared to $1.1 million at December 31, 2015. The amount of tax credits and other tax benefits recognized was $143 thousand and $287 thousand for the three and six months ended June 30, 2016 and $145 thousand and $290 thousand for the three and six months ended June 30, 2015, respectively. Further, the amount of amortization expense included in the provision for income taxes was $112 thousand and $224 thousand for the three and six months ended June 30, 2016 and $114 thousand and $229 thousand for the three and six months ended June 30, 2015, respectively. These investments and related tax credits are described more fully in Note 11 – Qualified Affordable Housing Project Investments in the Company’s Form 10-K for the year ended December 31, 2015.

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

As discussed in Note 5 – Investment Securities, the Company has pledged certain investments as collateral for these agreements. Securities with a fair value of $58 million and $47 million were pledged to secure the Repos at June 30, 2016 and December 31, 2015, respectively.

The tables below describe the terms and maturity of the Company’s securities sold under agreements to repurchase as of the dates indicated (dollars in thousands):

	June 30, 2016
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
June 30, 2016	$25,782	0.11% – 0.25%	1 day	July 1, 2016

Total	$25,782	0.23%

	December 31, 2015
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
December 31, 2015	$14,360	0.08% – 0.25%	4 days	January 4, 2016

Total	$14,360	0.19%

FHLB Borrowings

The Company maintains a secured credit facility with the FHLB, allowing the Company to borrow on an overnight and term basis. The Company’s credit facility with the FHLB is $685 million, which represents approximately 25% of the Bank’s total assets, as reported by the Bank in its March 31, 2015 Federal Financial Institution Examination Council (FFIEC) Call Report.

As of June 30, 2016, the Company had $917 million of loan collateral pledged with the FHLB which provides $608 million in borrowing capacity. The Company has $18 million in investment securities pledged with the FHLB to support this credit facility. In addition, the Company must maintain an investment in the capital stock of the FHLB. Under the FHLB Act, the FHLB has a statutory lien on the FHLB capital stock that the Company owns and the FHLB capital stock serves as further collateral under the borrowing line.

The Company had no outstanding advances (borrowings) with the FHLB as of June 30, 2016 or December 31, 2015.

Subordinated Debentures

The following table summarizes the terms of each issuance of subordinated debentures outstanding as of June 30, 2016:

Series	Amount (in thousands)	Issuance Date	Maturity Date	Rate Index	Current Rate	Next Reset Date
Trust I	$6,186	12/10/04	03/15/35	3 month LIBOR + 2.05%	2.703%	09/15/16
Trust II	3,093	12/23/05	03/15/36	3 month LIBOR + 1.75%	2.403%	09/15/16
Trust III	3,093	06/30/06	09/18/36	3 month LIBOR + 1.85%	2.503%	09/15/16

Subtotal	12,372
Unamortized fair value adjustment	(2,595)

Net	$9,777

The Company had an aggregate outstanding contractual balance of $12.4 million in subordinated debentures at June 30, 2016. These subordinated debentures were acquired as part of the PC Bancorp merger and were issued to trusts originally established by PC Bancorp, which in turn issued trust preferred securities. These subordinated debentures were issued in three separate series. Each issuance had a maturity of 30 years from their approximate date of issue. All three subordinated debentures are variable rate instruments that reprice quarterly based on the three month London Interbank Offered Rate (“LIBOR”) plus a margin (see tables above). All three subordinated debentures had their interest rates reset in June 2016 at the current three month LIBOR plus their index, and will continue to reprice quarterly through their maturity date. All three subordinated debentures are currently callable at par with no prepayment penalties.

Under Dodd Frank, trust preferred securities are excluded from Tier 1 capital, unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. CU Bancorp assumed approximately $12.4 million of junior subordinated debt securities issued to various business trust subsidiaries of PC Bancorp and funded through the issuance of approximately $12.0 million of floating rate capital trust preferred securities. These junior subordinated debt securities were issued prior to May 19, 2010. Because CU Bancorp has less than $15 billion in assets, the trust preferred securities that CU Bancorp assumed from PC Bancorp continue to be included in Tier 1 capital, subject to a limit of 25% of Tier 1 capital elements.

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

Derivative Financial Instruments Acquired from 1st Enterprise Bank

At June 30, 2016, the Company has twelve interest rate swap agreements with customers and twelve offsetting interest-rate swaps with a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Company a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating significant interest rate risk in the Company’s earnings.

The structure of the swaps is as follows: The Company enters into a swap with its customers to allow them to convert variable rate loans to fixed rate loans, and at the same time, the Company enters into a swap with the counterparty bank to allow the Company to pass on the interest-rate risk associated with fixed rate loans. The net effect of the transaction allows the Company to receive interest on the loan from the customer at a variable rate based on LIBOR plus a spread. The changes in the fair value of the swaps primarily offset each other and therefore should not have a significant impact on the Company’s results of operations. The interest rate swap derivatives acquired from 1st Enterprise Bank are subject to a master netting arrangement with one counterparty bank. None of the derivative assets and liabilities are offset in the balance sheet.

The Company believes the risk of loss associated with counterparty borrowers relating to interest rate swaps is mitigated as the loans with swaps are underwritten to take into account potential additional exposure, although there can be no assurances in this regard since the performance of the swaps is subject to market and counterparty risk. At June 30, 2016 and December 31, 2015, the total notional amount of the Company’s swaps with the counterparty bank was $27 million and $28 million, respectively.

The following tables present the fair values of the asset and liability of the Company’s derivative instruments acquired from 1st Enterprise Bank as of the dates and periods indicated (dollars in thousands):

	June 30, 2016	December 31, 2015
Interest rate swap contracts fair value	$1,721	$881

Balance sheet location	Accrued Interest Receivable and Other Assets	Accrued Interest Receivable and Other Assets

	June 30, 2016	December 31, 2015
Interest rate swap contracts fair value	$1,721	$881

Balance sheet location	Accrued Interest Payable and Other Liabilities	Accrued Interest Payable and Other Liabilities

Derivative Financial Instruments Acquired from PC Bancorp

At June 30, 2016, the Company also has nineteen pay-fixed, receive-variable, interest rate swaps with one counterparty bank that are designed to convert fixed rate loans into variable rate loans.

The following table presents the notional amount and the fair values of the asset and liability of the Company’s derivative instruments acquired from PC Bancorp as of the dates indicated (dollars in thousands):

	Fair Value Hedges
	June 30, 2016	December 31, 2015

Total interest rate contracts notional amount	$25,350	$25,938

Derivatives not designated as hedging instruments:
Interest rate swap contracts fair value	$222	$313

Derivatives designated as hedging instruments:
Interest rate swap contracts fair value	1,190	1,351

Total interest rate contracts fair value	$1,412	$1,664

Balance sheet location	Accrued Interest Payable and Other Liabilities	Accrued Interest Payable and Other Liabilities

The Effect of Derivative Instruments on the Consolidated Statements of Income

The following table summarizes the effect of derivative financial instruments on the consolidated statements of income for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Derivatives not designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$52	$57	$91	$84
Payments on interest rate swap contracts on loans	(60)	(66)	(122)	(132)

Net decrease in other non-interest income	(8)	(9)	(31)	(48)

Derivatives designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$139	$356	$162	$441
Increase (decrease) in fair value of hedged loans	71	(73)	284	88
Payment on interest rate swap contracts on loans	(224)	(285)	(454)	(571)

Net decrease in interest income on loans	$(14)	$(2)	$(8)	$(42)

Under all of the Company’s interest rate swap contracts, the Company is required to pledge and maintain collateral for the credit support under these agreements. At June 30, 2016, the Company has pledged $2.6 million in investment securities, $2.7 million in certificates of deposit, for a total of $5.3 million, as collateral under the swap agreements.

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

The table below presents the Company’s financial instruments that may be eligible for offsetting which include securities sold under agreements to repurchase that have no enforceable master netting arrangement and derivative securities that could be offset in the consolidated financial statements due to an enforceable master netting arrangement (dollars in thousands):

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets / Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount (Collateral over liability balance required to be pledged)
				Financial Instruments	Collateral Pledged
June 30, 2016
Financial Assets:
Interest rate swap contracts fair value (See Note 9 – Derivative Financial Instruments)	$1,721	$—	$1,721	$1,721	$—	$—

Total	$1,721	$—	$1,721	$1,721	$—	$—

Financial Liabilities:
Interest rate swap contracts fair value (See Note 9 – Derivative Financial Instruments)	$3,133	$—	$3,133	$3,133	$5,362	$2,229

Securities sold under agreements to repurchase (See Note 8 – Borrowings and Subordinated Debentures)	25,782	—	25,782	25,782	57,525	31,743

Total	$28,915	$—	$28,915	$28,915	$62,887	$33,972

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets / Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount (Collateral over liability balance required to be pledged)
				Financial Instruments	Collateral Pledged
December 31, 2015
Financial Assets:
Interest rate swap contracts fair value (See Note 9 – Derivative Financial Instruments)	$881	$—	$881	$881	$—	$—

Total	$881	$—	$881	$881	$—	$—

Financial Liabilities:
Interest rate swap contracts fair value (See Note 9 – Derivative Financial Instruments)	$2,545	$—	$2,545	$2,545	$4,759	$2,214

Securities sold under agreements to repurchase (See Note 8 – Borrowings and Subordinated Debentures)	14,360	—	14,360	14,360	46,596	32,236

Total	$16,905	$—	$16,905	$16,905	$51,355	$34,450

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

At June 30, 2016, future compensation expense related to unvested restricted stock grants are reflected in the table below (dollars in thousands):

Future Restricted Stock Expense
Remainder of 2016	$1,691
2017	1,676
2018	641
2019	173
Thereafter	31

Total	$4,212

At June 30, 2016, the weighted-average period over which the total compensation cost related to unvested restricted stock grants not yet recognized is 2.7 years. There was no future compensation expense related to unvested stock options as of June 30, 2016. All stock options outstanding at June 30, 2016 are vested.

Stock Options

No stock options have been granted by the Company since 2010.

The following table summarizes the share option activity under the plans as of the date and for the period indicated:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock options at December 31, 2015	557,471	$10.57	0.8	$8,248
Granted	—
Exercised	(396,964)
Forfeited	—
Expired	(4,500)

Outstanding stock options at June 30, 2016	156,007	$14.99	1.0	$1,189

Exercisable options at June 30, 2016	156,007	$14.99	1.0	$1,189
Unvested options at June 30, 2016	—	$—	—	$—

The total intrinsic value of options exercised during the three months ended June 30, 2016 and 2015 was $2.7 million and $697 thousand, and during the six months ended June 30, 2016 and 2015, was $5.6 million and $1.3 million, respectively.

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

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Unvested at December 31, 2015	311,458	$19.29
Granted	113,809	22.87
Vested	(37,575)	18.95
Cancelled and forfeited	(4,000)	19.52

Unvested at June 30, 2016	383,692	$20.58

Restricted stock compensation expense was $891 thousand and $807 thousand for the three month period ended June 30, 2016 and 2015, and $1.7 million and $1.3 million for the six month period ended June 30, 2016 and 2015, respectively. Restricted stock awards reflected in the table above are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed. In 2015, the Company granted 40,000 shares of Restricted Stock Unit (“RSU”) under the Equity Plan to one of its executive officers. Such grant is reflected in the table above. The shares of common stock underlying the 40,000 shares of RSU will not be issued until the RSUs vest and are not included in the Company’s shares issued and outstanding as of June 30, 2016. The RSUs are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed.

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

During 2016, the Company issued 396,964 shares of stock from the exercise of stock options for a total value of $3.5 million. The Company also issued 113,809 shares of restricted stock to the Company’s directors and employees, cancelled 4,000 shares of unvested restricted stock related to employee turnover and cancelled 13,781 shares of restricted stock that had a value of $305 thousand when employees elected to pay their tax obligation via the repurchase of the stock by the Company. The net issuance of restricted stock for 2016 was 96,028 shares. The Equity Plan, as amended, allows employees to make an election to have a portion of their restricted stock that became vested during the year repurchased by the Company to provide funds to pay the employee’s tax obligation related to the vesting of the stock.

Preferred Stock

The Company completed the merger with 1st Enterprise on November 30, 2014. As part of the Merger Agreement, 16,400 shares of preferred stock issued by 1st Enterprise as part of the Small Business Lending Fund (SBLF) program of the United States Department of the Treasury was converted into 16,400 CU Bancorp preferred shares with substantially identical terms. CU Bancorp Preferred Stock has a liquidation preference amount of $1 thousand per share, designated as the Company’s Non-Cumulative Perpetual Preferred Stock, Series A. The U.S. Department of the Treasury is the sole holder of all outstanding shares of CU Bancorp Preferred Stock. The CU Bancorp Preferred Stock had an estimated life of four years and the fair value was $16 million at the merger date, resulting in a net discount of $479 thousand. The life-to-date and the year-to-date accretion on the net discount as of June 30, 2016 are $1.2 million and $91 thousand, respectively. The net carrying value of the CU Bancorp Preferred Stock is $17 million ($16 million plus of $0.7 million net premium) as of June 30, 2016.

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

Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the periods indicated (dollars in thousands):

	Before Tax	Tax Effect	Net of Tax
Three Months Ended – June 30, 2016
Net unrealized gains (losses) on investment securities:
Beginning balance	$(81)	$34	$(47)
Net unrealized gains arising during the period	1,423	(598)	825

Ending balance	$1,342	$(564)	$778

	Before Tax	Tax Effect	Net of Tax
Three Months Ended – June 30, 2015
Net unrealized gains (losses) on investment securities:
Beginning balance	$1,215	$(514)	$701
Net unrealized gains arising during the period	(1,297)	548	(749)

Ending balance	$(82)	$34	$(48)

	Before Tax	Tax Effect	Net of Tax
Six Months Ended – June 30, 2016
Net unrealized gains (losses) on investment securities:
Beginning balance	$(1,409)	$593	$(816)
Net unrealized gains arising during the period	2,751	(1,157)	1,594

Ending balance	$1,342	$(564)	$778

	Before Tax	Tax Effect	Net of Tax
Six Months Ended – June 30, 2015
Net unrealized gains (losses) on investment securities:
Beginning balance	$333	$(143)	$190
Net unrealized gains arising during the period	(415)	177	(238)

Ending balance	$(82)	$34	$(48)

Note 13 - Commitments and Contingencies

Litigation

From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company accrues for any probable loss contingencies that are estimable and discloses any material losses. As of June 30, 2016, there were no legal proceedings against the Company the outcome of which are expected to have a material adverse impact on the Company’s financial position, results of operations or cash flows, as a whole.

Financial Instruments with Off Balance Sheet Risk

See Note 21 – Commitments and Contingencies in the Company’s Form 10-K for the year ended December 31, 2015. Financial instruments with off balance sheet risk include commitments to extend credit of $871 million and $806 million at June 30, 2016 and December 31, 2015, respectively. Included in the aforementioned commitments were standby letters of credit outstanding of $87 million and $73 million at June 30, 2016 and December 31, 2015. The Company also has a reserve for estimated losses on unfunded loan commitments of $726 thousand and $608 thousand at June 30, 2016 and December 31, 2015, respectively. These balances are included in other liabilities on the consolidated balance sheets.

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

Subordinated Debentures: The fair value of the three variable rate subordinated debentures (“debentures”) is estimated using a discounted cash flow calculation that applies the three month LIBOR plus the margin index at June 30, 2016, to the cash flows from the debentures, based on the actual interest rate the debentures were accruing at June 30, 2016. Because all three of the debentures re-priced on June 15, 2016 based on the current three month LIBOR index rate plus the index margin at that date, and with relatively little to no change in the three month LIBOR index rate from the re-pricing date through June 30, 2016, the current face value of the debentures and their calculated fair value are approximately equal. The inputs utilized in determining the fair value of subordinated debentures are observable and accordingly, these financial liabilities are classified within Level 2 of the fair value hierarchy.

Fair Value of Commitments: Loan commitments that are priced on an index plus a margin to a market rate of interest are reported at the carrying value of the loan commitment. Loan commitments on which the committed fixed interest rate is less than the current market rate were insignificant at June 30, 2016 and December 31, 2015.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis as of the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – June 30, 2016
Investment securities available-for-sale	$334,113	$—	$334,113	$—
Interest Rate Swap Contracts	1,721	—	1,721	—

Financial Liabilities – June 30, 2016
Interest Rate Swap Contracts	$3,133	$—	$3,133	$—

Financial Assets – December 31, 2015
Investment securities available-for-sale	$315,785	$—	$315,785	$—
Interest Rate Swap Contracts	881	—	881	—

Financial Liabilities – December 31, 2015
Interest Rate Swap Contracts	$2,545	$—	$2,545	$—

At June 30, 2016 and at December 31, 2015 the Company had no financial assets or liabilities that were measured at fair value on a recurring basis that required the use of significant unobservable inputs (Level 3). Additionally, there were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis for the period ended June 30, 2016.

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

There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a non-recurring basis during the three or six months ended June 30, 2016.

The following table presents the balances of assets and liabilities measured at fair value on a non-recurring basis by caption and by level within the fair value hierarchy as of the dates indicated (dollars in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets – June 30, 2016
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs (non-purchased credit impaired loans)	$306	$—	$—	$306
Other real estate owned	—	—	—	—

Total	$306	$—	$—	$306

Financial Assets – December 31, 2015
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs (non-purchased credit impaired loans)	$—	$—	$—	$—
Other real estate owned	325	—	—	325

Total	$325	$—	$—	$325

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of the dates indicated (dollars in thousands):

	Fair Value	Valuation Methodology	Valuation Model and/or Factors	Unobservable Input Values
Financial Assets – June 30, 2016

Collateral dependent impaired loans with specific valuation allowance and/or partial charge-off	$221	Credit loss estimate of aged accounts receivable collateral	Credit loss factors on aging of accounts receivable collateral	40%
	85	Auction estimate	Sales approach Estimated selling costs	10%

Total	$306

Financial Assets – December 31, 2015

Collateral dependent impaired loans with specific valuation allowance and/or partial charge-off	$—	—	—	—
Other real estate owned	$325	Broker opinion of value	Sales approach Estimated selling costs	6%

Total	$325

Fair Value of Financial Assets and Liabilities

ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or on a non-recurring basis. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of June 30, 2016 and December 31, 2015. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The description of the valuation methodologies used for assets and liabilities measured at fair value and for estimating fair value for financial instruments not recorded at fair value has been described above.

The table below presents the carrying amounts and fair values of financial instruments based on their fair value hierarchy indicated (dollars in thousands):

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Financial Assets
Investment securities available-for-sale	$334,113	334,113	$—	$334,113	$—
Investment securities held-to-maturity	40,595	41,450	—	41,450	—
Loans, net	1,932,635	1,972,144	—	—	1,972,144
Interest rate swap contracts	1,721	1,721	—	1,721	—
Financial Liabilities
Certificates of deposit	51,598	51,598	—	51,598	—
Securities sold under agreements to repurchase	25,782	25,782	—	25,782	—
Subordinated debentures	9,777	12,372	—	12,372	—
Interest rate swap contracts	3,133	3,133	—	3,133	—

December 31, 2015
Financial Assets
Investment securities available-for-sale	$315,785	315,785	$—	$315,785	$—
Investment securities held-to-maturity	42,036	42,339	—	42,339	—
Loans, net	1,817,481	1,851,220	—	—	1,851,220
Interest rate swap contracts	881	881	—	881	—
Financial Liabilities					—
Certificates of deposit	58,502	58,502	—	58,502	—
Securities sold under agreements to repurchase	14,360	14,360	—	14,360	—
Subordinated debentures	9,697	12,372	—	12,372	—
Interest rate swap contracts	2,545	2,545	—	2,545	—

Note 15 – Subsequent Events

We have evaluated events that have occurred subsequent to June 30, 2016 and have concluded there are no subsequent events that would require disclosure or recognition in the accompanying interim consolidated financial statements.

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

We make forward-looking statements as set forth above and regarding projected sources of funds, availability of acquisition and growth opportunities, dividends, adequacy of our allowance for loan losses and provision for loan losses, our loan portfolio and subsequent charge-offs. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the SEC, Item 1A of our Annual Report on Form 10-K, and the following:

•	Current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values, high unemployment rates and overall slowdowns in economic growth should these events occur.

•	The effects of trade, monetary and fiscal policies and laws.

•	Possible losses of businesses and population in Los Angeles, Orange, Ventura, San Bernardino or Riverside Counties.

•	Loss of customer checking and money-market account deposits as customers pursue other higher-yield investments, particularly in a rising interest rate environment.

•	Possible changes in consumer and business spending and saving habits and the related effect on our ability to increase assets and to attract deposits.

•	Competitive market pricing factors.

•	Deterioration in economic conditions that could result in increased loan losses.

•	Risks associated with concentrations in real estate related loans.

•	Risks associated with concentrations in deposits.

•	Loss of significant customers.

•	Market interest rate volatility.

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

•	Changes in the speed of loan prepayments, loan origination and sale volumes, loan loss provisions, charge offs or actual loan losses.

•	Compression of our net interest margin.

•	Stability of funding sources and continued availability of borrowings to the extent necessary.

•	Changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth.

•	The inability of our internal disclosure controls and procedures to prevent or detect all errors or fraudulent acts.

•	Inability of our framework to manage risks associated with our business, including operational risk and credit risk, to mitigate all risk or loss to us.

•	Our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft.

•	The effects of man-made and natural disasters, including earthquakes, floods, droughts, brush fires, tornadoes and hurricanes.

•	The effect of labor and port slowdowns on small businesses.

•	Risks of loss of funding for the Small Business Administration (“SBA”), or SBA loan programs, or changes in those programs.

•	Lack of take-out financing or problems with sales or lease-up with respect to our construction loans.

•	Our ability to recruit and retain key management and staff.

•	Availability of, and competition for, acquisition opportunities.

•	Significant decline in the market value of the Company that could result in an impairment of goodwill.

•	Regulatory limits on the Bank’s ability to pay dividends to the Company.

•	The uncertainty of obtaining regulatory approval for various merger and acquisition opportunities.

•	New accounting pronouncements.

•	The impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and related rules and regulations on the Company’s business operations and competitiveness.

•	Our ability to comply with applicable capital and liquidity requirements (including the finalized Basel III capital standards), including our ability to generate capital internally or raise capital on favorable terms.

•	Increased regulation of the securities markets, including the securities of the Company, whether pursuant to the Sarbanes-Oxley Act of 2002, or otherwise.

•	The effects of any damage to our reputation resulting from developments related to any of the items identified above.

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

Total assets increased $142 million or 5% from December 31, 2015 to $2.8 billion mainly due to deposit growth of $109 million and net income of $13 million. Loan growth during the six months ended June 30, 2016 was concentrated primarily in Other Nonresidential Property loans of $49 million, Construction, Land Development and Other Land loans of $40 million and Owner-Occupied Nonresidential Properties of $18 million. Funding the Company’s loan growth for the six months ended June 30, 2016 were increases in non-interest bearing demand deposits of $49 million and money market and savings deposits of $68 million. At both June 30, 2016 and December 31, 2015, non-interest bearing deposits represented 56% of total deposits. Tangible book value per common share was $13.46, $12.67 and $11.97 at June 30, 2016, December 31, 2015 and June 30, 2015, respectively.

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

Business Combinations

The Company has a number of fair value adjustments recorded within the consolidated financial statements at June 30, 2016 that relate to the business combinations with California Oaks State Bank “COSB”, Premier Commercial Bancorp “PC Bancorp” and 1st Enterprise Bank “1st Enterprise” on December 31, 2010, July 31, 2012 and November 30, 2014, respectively. These fair value adjustments include goodwill, fair value adjustments on loans, core deposit intangible assets, other intangible assets, fair value adjustments to acquired lease obligations, fair value adjustments to certificates of deposit and fair value adjustments on derivatives. The assets and liabilities acquired through acquisitions have been accounted for at fair value as of the date of the acquisition. The goodwill that was recorded on the transactions represented the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized and is reviewed for impairment on October 1st of each year. If an event occurs or circumstances change that result in the Company’s fair value declining below its book value, the Company would perform an impairment analysis at that time.

Based on the Company’s 2015 goodwill impairment analysis, no impairment to goodwill has occurred. The Company is a sole reporting unit for evaluation of goodwill.

The core deposit intangibles on non-maturing deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed through acquisitions, are being amortized over the projected useful lives of the deposits. The weighted average remaining life of the core deposit intangible is estimated at approximately 6 years at June 30, 2016. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

The Allowance is an amount that management believes will be adequate to absorb estimated charge-offs related to specifically identified loans, as well as probable loan charge-offs inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. Management carefully monitors changing economic conditions, the concentrations of loan categories and collateral, the financial condition of the borrowers, the history of the loan portfolio, as well as historical peer group loan loss data to determine the adequacy of the Allowance. The Allowance is based upon estimates, and actual charge-offs may vary from the estimates. No assurance can be given that adverse future economic conditions will not lead to delinquent loans, increases in the provision for loan losses and/or charge-offs. These evaluations are inherently subjective, as they require estimates that are susceptible to significant revisions as conditions change. In addition, regulatory agencies, as an integral part of their examination process, may require changes to the Allowance based on their judgment about information available at the time of their examinations. Management believes that the Allowance as of June 30, 2016 is adequate to absorb known and probable losses in the loan portfolio.

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

RESULTS OF OPERATIONS

Key Performance Measures

The following table presents key performance measures for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	Amounts		Increase (Decrease)		Amounts		Increase (Decrease)
	2016	2015	$	%	2016	2015	$	%
Net Income Available to Common Shareholders	$6,338	$4,955	$1,383	27.91%	$12,322	$8,882	$3,440	38.73%

Earnings per share
Basic	$0.37	$0.30	$0.07	23.33%	$0.72	$0.54	$0.18	33.33%
Diluted	$0.36	$0.29	$0.07	24.14%	$0.71	$0.53	$0.18	33.96%
Return on average assets (1)	0.92%	0.82%	0.10%	12.20%	0.90%	0.76%	0.14%	18.42%
Return on average tangible common equity (2)	10.93%	10.00%	0.93%	9.30%	10.85%	9.13%	1.72%	18.84%
Net interest margin (3)	3.81%	3.87%	(0.06)%	(1.55)%	3.79%	3.91%	(0.12)%	(3.07)%
Efficiency ratio (4)	55.42%	61.20%	(5.78)%	(9.44)%	56.56%	62.63%	(6.07)%	(9.69)%

(1)	Return on average assets is calculated by dividing net income available to common shareholders by the average assets for the period.
(2)	Return on average tangible common equity is calculated by dividing the Company’s net income available to common shareholders by average tangible common equity for the period. See the tables for return on average tangible common equity calculation and reconciliation to average common equity.
(3)	Net interest margin represents net interest income as a percent of interest earning assets.
(4)	Efficiency ratio represents non-interest expense as a percent of net interest income plus non-interest income, excluding gain on sale of securities, net.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Average Tangible Common Equity Calculation
Total average shareholders’ equity	$322,033	$287,930	$317,522	$285,430
Less: Average serial preferred stock	17,126	16,331	17,107	16,209
Less: Average goodwill	64,603	63,950	64,603	63,963
Less: Average core deposit and leasehold right intangibles	7,144	8,887	7,330	9,120

Average Tangible Common Equity	$233,160	$198,762	$228,482	$196,138

Annualized Net Income Available to Common Shareholders	$25,491	$19,874	$24,779	$17,911
Return on Average Tangible Common Equity	10.93%	10.00%	10.85%	9.13%

Operations Performance Summary

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net income available to common shareholders for the three months ended June 30, 2016 was $6.3 million, or $0.36 per diluted share, compared to $5.0 million, or $0.29 per diluted share for the three months ended June 30, 2015. The $1.3 million increase, or 28%, was primarily due to a $2.5 million increase in loan interest income, which is the result of the Company’s strong organic loan growth since the prior period. In addition, the Company recorded no merger expenses during the period, compared to $112 thousand for the three months ended June 30, 2015. Non-interest income decreased by $120 thousand or 3.9% and non-interest expense had a modest increase of $177 thousand, or 1.2%. Salaries and other benefits expense increased $557 thousand, or 6.6%, as the Company’s active full-time equivalent employees grew to 280 at June 30, 2016, an increase of 17 from June 30, 2015. Increase in salaries and other benefits were offset by a decrease of $276 in other operating expenses, the largest of which was a $101 thousand reduction in the amortization of the core deposit intangibles. The increase in income tax expense is directionally consistent with the increase in profitability while the effective tax rates are comparable for both periods.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net income available to common shareholders for the six months ended June 30, 2016 was $12 million, or $0.71 per diluted share, compared to $8.9 million, or $0.53 per diluted share for the six months ended June 30, 2015. The $3.4 million increase, or 38.7%, was primarily due to a $5.2 million increase in loan interest income driven by a 13% increase in average loan balance since the prior period. Non-interest income increased slightly by $92 thousand or 1.6% while non-interest expense had an increase of $451 thousand, or 1.5%. Salaries and other benefits expense increased $1.2 million, or 7.2%, as the Company’s active full-time equivalent employees grew to 280 at June 30, 2016, an increase of 17 from June 30, 2015, although seven employees joined the Company near the end of the second quarter of 2016. Increase in salaries and other benefits were offset by a decrease of $376 thousand in legal and professional expenses, a $352 thousand decrease in merger expense, and a $465 thousand decrease in other operating expense, the largest of which was a $202 thousand reduction in the amortization of the core deposit intangibles. The increase in income tax expense is directionally consistent with the increase in profitability while the effective tax rates are comparable for both periods.

Average Balances, Interest Income and Expense, Yields and Rates

Three and Six Months Ended June 30, 2016 and 2015

The following tables present the Company’s average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yield/rate for the periods presented. All average balances are daily average balances (dollars in thousands).

	Three Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest	Average Yield/Rate (6)	Average Balance	Interest	Average Yield/Rate (6)
Interest Earning Assets:
Deposits in other financial institutions	$274,531	$417	0.60%	$265,123	$246	0.37%
Investment securities (1)	374,888	1,415	1.51%	265,367	1,051	1.58%
Loans (2)	1,908,945	23,165	4.88%	1,673,185	20,644	4.95%

Total interest earning assets	2,558,364	24,997	3.93%	2,203,675	21,941	3.99%
Non-interest earning assets	209,342			212,825

Total Assets	$2,767,706			$2,416,500

Interest Bearing Liabilities:
Interest bearing transaction accounts	$288,384	$99	0.14%	$254,843	$98	0.15%
Money market and savings deposits	740,117	484	0.26%	693,090	408	0.24%
Certificates of deposit	53,460	31	0.23%	60,469	46	0.31%

Total interest bearing deposits	1,081,961	614	0.23%	1,008,402	552	0.22%
Securities sold under agreements to repurchase	25,223	14	0.22%	12,571	7	0.22%
Subordinated debentures	9,758	120	4.86%	9,598	109	4.49%

Total interest bearing liabilities	1,116,942	748	0.27%	1,030,571	668	0.26%
Non-interest bearing demand deposits	1,312,833			1,081,090

Total funding sources	2,429,775			2,111,661
Non-interest bearing liabilities	15,901			16,909
Shareholders’ Equity	322,030			287,930

Total Liabilities and Shareholders’ Equity	$2,767,706			$2,416,500

Excess of interest earning assets over funding sources	$128,589			$92,014
Net interest income		$24,249			$21,273

Net interest rate spread (3)			3.66%			3.73%
Net interest margin (4)			3.81%			3.87%
Core net interest margin (5)			3.67%			3.79%

(1)	Average balances of investment securities available-for-sale are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(2)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(3)	Net interest rate spread represents the yield earned on average total interest earning assets less the rate paid on average total interest bearing liabilities.
(4)	Net interest margin is computed by dividing net interest income by average total interest earning assets.
(5)	Core net interest margin is computed by dividing annualized net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and interest recovered or reversed on non-accrual loans or other nonrecurring items based on management’s judgement, by average total interest-earning assets. See the reconciliation table for core net interest margin.
(6)	Annualized.

	Six Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Interest	Average Yield/Rate (6)	Average Balance	Interest	Average Yield/Rate (6)
Interest Earning Assets:
Deposits in other financial institutions	$287,967	$856	0.59%	$231,481	$448	0.38%
Investment securities (1)	363,909	2,647	1.45%	268,418	2,231	1.66%
Loans (2)	1,879,074	45,743	4.90%	1,662,055	40,550	4.92%

Total interest earning assets	2,530,950	49,246	3.91%	2,161,954	43,229	4.03%
Non-interest earning assets	211,959			207,466

Total Assets	$2,742,909			$2,369,420

Interest Bearing Liabilities:
Interest bearing transaction accounts	$279,590	$198	0.14%	$246,577	$198	0.16%
Money market and savings deposits	733,399	995	0.27%	672,023	791	0.24%
Certificates of deposit	54,690	64	0.24%	62,196	97	0.31%

Total interest bearing deposits	1,067,679	1,257	0.24%	980,796	1,086	0.22%
Securities sold under agreements to repurchase	22,882	25	0.22%	11,671	12	0.21%
Subordinated debentures	9,739	237	4.81%	9,583	216	4.46%

Total interest bearing liabilities	1,100,300	1,519	0.27%	1,002,050	1,314	0.26%
Non-interest bearing demand deposits	1,308,925			1,063,958

Total funding sources	2,409,225			2,066,008
Non-interest bearing liabilities	16,162			17,982
Shareholders’ Equity	317,522			285,430

Total Liabilities and Shareholders’ Equity	$2,742,909			$2,369,420

Excess of interest earning assets over funding sources	$121,725			$95,946
Net interest income		$47,727			$41,915

Net interest rate spread (3)			3.64%			3.77%
Net interest margin (4)			3.79%			3.91%
Core net interest margin (5)			3.67%			3.86%

(1)	Average balances of investment securities available-for-sale are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(2)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(3)	Net interest rate spread represents the yield earned on average total interest earning assets less the rate paid on average total interest bearing liabilities.
(4)	Net interest margin is computed by dividing net interest income by average total interest earning assets.
(5)	Core net interest margin is computed by dividing annualized net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and interest recovered or reversed on non-accrual loans or other nonrecurring items based on management’s judgement, by average total interest-earning assets. See the reconciliation table for core net interest margin.
(6)	Annualized.

Net Changes in Average Balances, Composition, Yields and Rates

Three and Six Months Ended June 30, 2016 and 2015

The following tables set forth the composition of average interest earning assets and average interest bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Three Months Ended June 30,
	2016			2015			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate (6)	Average Balance	% of Total	Average Yield/ Rate (6)	Average Balance	% of Total	Average Yield/ Rate (6)
Interest Earning Assets:
Deposits in other financial institutions	$274,531	10.7%	0.60%	$265,123	12.0%	0.37%	$9,408	(1.3)%	0.23%
Investment securities (1)	374,888	14.7%	1.51%	265,367	12.0%	1.58%	109,521	2.7%	(0.07)%
Loans (2)	1,908,945	74.6%	4.88%	1,673,185	75.9%	4.95%	235,760	(1.3)%	(0.07)%

Total interest earning assets	$2,558,364	100%	3.93%	$2,203,675	100.0%	3.99%	$354,689		(0.06)%

Interest Bearing Liabilities:
Non-interest bearing demand deposits	$1,312,833	54.0%		$1,081,090	51.2%		$231,743	2.8%
Interest bearing transaction accounts	288,384	11.9%	0.14%	254,843	12.1%	0.15%	33,541	(0.2)%	(0.01)%
Money market and savings deposits	740,117	30.5%	0.26%	693,090	32.8%	0.24%	47,027	(2.3)%	0.02%
Certificates of deposit	53,460	2.2%	0.23%	60,469	2.9%	0.31%	(7,009)	(0.7)%	(0.08)%

Total deposits	2,394,794	98.6%	0.10%	2,089,492	99.0%	0.11%	305,302	(0.4)%	(0.01)%
Securities sold under agreements to repurchase	25,223	1.0%	0.22%	12,571	0.6%	0.22%	12,652	0.4%	—%
Subordinated debentures	9,758	0.4%	4.86%	9,598	0.5%	4.49%	160	(0.1)%	0.37%

Total borrowings	34,981	1.4%	1.54%	22,169	1.0%	2.10%	12,812	0.4%	(0.56)%

Total funding sources	$2,429,775	100.0%	0.12%	$2,111,661	100.0%	0.13%	$318,114		(0.01)%

Excess of interest earning assets over funding sources	$128,589			$92,014			$36,575
Net interest rate spread (3)			3.66%			3.73%			(0.07)%
Net interest margin (4)			3.81%			3.87%			(0.06)%
Core net interest margin (5)			3.67%			3.79%			(0.12)%

(1)	Average balances of investment securities available-for-sale are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(2)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(3)	Net interest rate spread represents the yield earned on average total interest earning assets less the rate paid on average total interest bearing liabilities.
(4)	Net interest margin is computed by dividing net interest income by average total interest earning assets.
(5)	Core net interest margin is computed by dividing annualized net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and interest recovered or reversed on non-accrual loans or other nonrecurring items based on management’s judgement, by average total interest-earning assets. See the reconciliation table for core net interest margin.
(6)	Annualized.

	Six Months Ended June 30,
	2016			2015			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate (6)	Average Balance	% of Total	Average Yield/ Rate (6)	Average Balance	% of Total	Average Yield/ Rate (6)
Interest Earning Assets:
Deposits in other financial institutions	$287,967	11.4%	0.59%	$231,481	10.7%	0.38%	$56,486	0.7%	0.21%
Investment securities (1)	363,909	14.4%	1.45%	268,418	12.4%	1.66%	95,491	2.0%	(0.21)%
Loans (2)	1,879,074	74.2%	4.90%	1,662,055	76.9%	4.92%	217,019	(2.7)%	(0.02)%

Total interest earning assets	$2,530,950	100.0%	3.91%	$2,161,954	100.0%	4.03%	$368,996		(0.12)%

Interest Bearing Liabilities:
Non-interest bearing demand deposits	$1,308,925	54.3%		$1,063,958	51.5%		$244,967	2.8%
Interest bearing transaction accounts	279,590	11.6%	0.14%	246,577	11.9%	0.16%	33,013	(0.3)%	(0.02)%
Money market and savings deposits	733,399	30.4%	0.27%	672,023	32.5%	0.24%	61,376	(2.1)%	0.03%
Certificates of deposit	54,690	2.3%	0.24%	62,196	3.0%	0.31%	(7,506)	(0.7)%	(0.07)%

Total deposits	2,376,604	98.6%	0.11%	2,044,754	99.0%	0.11%	331,850	(0.4)%	—%
Securities sold under agreements to repurchase	22,882	1.0%	0.22%	11,671	0.6%	0.21%	11,211	0.4%	0.01%
Subordinated debentures	9,739	0.4%	4.81%	9,583	0.5%	4.46%	156	(0.1)%	0.35%

Total borrowings	32,621	1.4%	1.62%	21,254	1.0%	2.15%	11,367	0.4%	(0.53)%

Total funding sources	$2,409,225	100.0%	0.13%	$2,066,008	100.0%	0.13%	$343,217		—%

Excess of interest earning assets over funding sources	$121,725			$95,946			$25,779
Net interest rate spread (3)			3.64%			3.77%			(0.13)%
Net interest margin (4)			3.79%			3.91%			(0.12)%
Core net interest margin (5)			3.67%			3.86%			(0.19)%

(1)	Average balances of investment securities available-for-sale are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(2)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(3)	Net interest rate spread represents the yield earned on average total interest earning assets less the rate paid on average total interest bearing liabilities.
(4)	Net interest margin is computed by dividing net interest income by average total interest earning assets.
(5)	Core net interest margin is computed by dividing annualized net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and interest recovered or reversed on non-accrual loans or other nonrecurring items based on management’s judgement, by average total interest-earning assets. See the reconciliation table for core net interest margin.
(6)	Annualized.

Volume and Rate Variance Analysis of Net Interest Income

Three and Six Months Ended June 30, 2016 and 2015

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

	Three Months Ended June 30, 2016 vs. 2015
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income
Loans	$2,846	$(325)	$2,521
Deposits in other financial institutions	11	160	171
Investment securities	428	(64)	364

Total interest income	3,285	(229)	3,056

Interest Expense
Interest bearing transaction accounts	25	(24)	1
Money market and savings deposits	35	41	76
Certificates of deposit	(5)	(10)	(15)

Total deposits	55	7	62
Securities sold under agreements to repurchase	7	—	7
Subordinated debentures, net	2	9	11

Total borrowings	9	9	18

Total interest expense	64	16	80

Net Interest Income	$3,221	$(245)	$2,976

	Six Months Ended June 30, 2016 vs. 2015
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income
Loans	$5,382	$(189)	$5,193
Deposits in other financial institutions	108	300	408
Investment securities	873	(457)	416

Total interest income	6,363	(346)	6,017

Interest Expense
Interest bearing transaction accounts	26	(26)	—
Money market and savings deposits	86	118	204
Certificates of deposit	(13)	(20)	(33)

Total deposits	99	72	171
Securities sold under agreements to repurchase	12	1	13
Subordinated debentures, net	4	17	21

Total borrowings	16	18	34

Total interest expense	115	90	205

Net Interest Income	$6,248	$(436)	$5,812

Reconciliation of Core Net Interest Margin to Net Interest Margin

The following table represents a reconciliation of GAAP net interest margin to core net interest margin (a non-GAAP financial measure) used by the Company. The table presents the information for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Interest Income	$24,249	$21,273	$47,727	$41,915
Less:
Accelerated accretion of fair value adjustment on early loan payoffs and other associated payoff benefits on acquired loans	546	474	1,074	584
Income recognition due to early payoff of organic loans	359	—	482	—

Core Net Interest Income	$23,344	$20,799	$46,171	$41,331

Net interest margin	3.81%	3.87%	3.79%	3.91%
Core net interest margin	3.67%	3.79%	3.67%	3.86%

Composition of Net Deferred Loan Fees, Costs and Fair Value Discounts

The following table reflects the composition of the net deferred loan fees, costs and fair value discounts at June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015
Accretable loan discount	$12,133	$14,856
Non-Accretable loan discount	511	2,061

Remaining loan discount on acquired loans	12,644	16,917
Net deferred loan fees on organic loans	5,416	4,575

Total	$18,060	$21,492

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The net interest margin decreased 6 basis points to 3.81% for the three months ended June 30, 2016, compared to 3.87% for the three months ended June 30, 2015. The decrease in net interest margin is primarily due to average loans being a lower percentage of interest earning assets for the quarter ended June 30, 2016 than for the same quarter a year ago. Net interest margins for both quarters were positively impacted by the recognition of fair value discounts earned on early payoffs of acquired loans. For the quarter ended June 30, 2016, the Company recorded $546 thousand in discounts earned on early loan payoffs of acquired loans and other associated payoff benefits of $359 thousand, which had a positive impact on the net interest margin of 14 basis points. For the quarter ended June 30, 2015, the Company recorded $474 thousand in discounts earned on early loan payoffs of acquired loans, which had a positive impact on the net interest margin of 8 basis points.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The net interest margin decreased 12 basis points to 3.79% for the six months ended June 30, 2016, compared to 3.91% for the six months ended June 30, 2015. The decrease in net interest margin is primarily due to average loans being a lower percentage of interest earning assets. A decline on yields on interest earning assets also contributed, especially on investment securities where the portfolio is comprised of shorter duration securities, and the first quarter of 2016 was impacted by additional premium amortization associated with SBA securities. For the six months ended June 30, 2016, the Company recorded $1.1 million in discounts earned on early loan payoffs of acquired loans and other associated payoff benefits of $359 thousand, which had a positive impact on the net interest margin of 12 basis points. For the six months ended June 30, 2015, the Company recorded $584 thousand in discounts earned on early loan payoffs of acquired loans, which had a positive impact on the net interest margin of 5 basis points.

Provision for Loan Losses

Provision for loan losses for the three months ended June 30, 2016 was $1.1 million compared to $683 thousand for the three months ended June 30, 2015. The Company had $121 million of net organic loan growth for the quarter ended June 30, 2016, compared to $90 million for the same quarter a year ago. Net recoveries for the three months ended June 30, 2016 were $868 thousand, compared to net recoveries of $194 thousand in 2015. The loan loss provision reflects record organic loan growth and a $594 thousand specific allowance recorded for an acquired commercial and industrial loan during the second quarter of 2016.

Provision for loan losses for the six months ended June 30, 2016 was $1.7 million, compared to $2.1 million for the six months ended June 30, 2015. The Company had $212 million of net organic loan growth for the six months ended June 30, 2016, compared to $157 million for the six months ended June 30, 2015. Net recoveries for the six months ended June 30, 2016 were $1.1 million compared to net charge-offs of $612 thousand in 2015. The loan loss provision reflects record organic loan growth and a $594 thousand specific allowance recorded for an acquired commercial loan in the second quarter, with the benefit of the net recoveries year to date. See further discussion in Balance Sheet Analysis, Allowance for Loan Loss.

Non-Interest Income

The following table lists the major components of the Company’s non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%	2016	2015	$	%
Gain on sale of SBA loans, net	$485	$215	$270	125.6%	$1,039	$638	$401	62.9%
Deposit account service charge income	1,222	1,153	69	6.0%	2,411	2,294	117	5.1%
Letters of credit income	295	174	121	69.5%	565	319	246	77.1%
Transaction referral income	29	380	(351)	(92.4)%	29	408	(379)	(92.9)%
Dividend income in equity securities	219	498	(279)	(56.0)%	370	697	(327)	(46.9)%
BOLI income	325	317	8	2.5%	648	613	35	5.7%
Other non-interest income	400	358	42	11.7%	733	734	(1)	(0.1)%

Total Non-Interest Income	$2,975	$3,095	$(120)	(3.9)%	$5,795	$5,703	$92	1.6%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Non-interest income decreased $120 thousand or 3.9% to $3.0 million for the three months ended June 30, 2016 compared to $3.1 million for the three months ended June 30, 2015. The decrease is primarily driven by a $351 thousand decrease in transaction referral income, a $279 thousand decrease in dividend income as the Company received a special dividend of $296 thousand on the capital stock from the Federal Home Loan Bank (FHLB) of San Francisco for which there was no equivalent in the three months ended June 30, 2016. These decreases were offset by a $270 thousand increase in gain on sale of SBA loans and a $69 thousand increase in deposit account service charge income, which reflects growth in areas that are central to the Company’s fundamental strategy.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Non-interest income increased $92 thousand or 1.6% to $5.8 million for the six months ended June 30, 2016 compared to $5.7 million for the six months ended June 30, 2015. This change was mainly due to a $401 thousand increase in gain on sale of SBA loans, a $117 thousand increase in deposit account service charge income and a $246 thousand increase in letters of credit income, offset by a $379 thousand decrease of transactional referral income and a $327 thousand decrease of dividend income as the result of a $296 thousand special dividend from the FHLB received in the three months ended June 30, 2015.

Non-Interest Expense

The following table lists the major components of the Company’s non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%	2016	2015	$	%
Salaries and employee benefits	$9,030	$8,473	$557	6.6%	$18,349	$17,111	$1,238	7.2%
Stock based compensation expense	891	807	84	10.4%	1,725	1,320	405	30.7%
Occupancy	1,439	1,415	24	1.7%	2,875	2,835	40	1.4%
Data processing	635	635	—	0%	1,253	1,276	(23)	(1.8)%
Legal and professional	651	656	(5)	(0.8)%	1,126	1,502	(376)	(25.0)%
FDIC deposit assessment	359	351	8	2.3%	709	684	25	3.7%
Merger related expenses	—	112	(112)	(100)%	—	352	(352)	(100)%
OREO loss and expenses	4	20	(16)	(80.0)%	83	26	57	219.2%
Office services expenses	320	407	(87)	(21.4)%	723	821	(98)	(11.9)%
Core deposit intangible amortization	321	422	(101)	(23.9)%	642	843	(201)	(23.8)%
Other operating expenses	1,439	1,614	(175)	(10.8)%	2,791	3,055	(264)	(8.6)%

Total Non-Interest Expense	$15,089	$14,912	$177	1.2%	$30,276	$29,825	$451	1.5%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Non-interest expense increased modestly by $177 thousand or 1.2% to $15.1 million for the three months ended June 30, 2016 compared to $14.9 million for the three months ended June 30, 2015. The increase was largely related to increases in salaries and employee benefits, as the Company’s active full-time equivalent employees grew to 280 at June 30, 2016, an increase of 17 from the year-ago period end. The increase in salaries and employee benefits was offset by a $101 thousand reduction in the amortization of the core deposit intangibles which is based on an accelerated amortization method, as well as modest declines in other expenses that fluctuate from quarter to quarter. Additionally, there were no merger expenses in the three months ended June 30, 2016, which were $112 thousand in the year-ago quarter.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Non-interest expense increased $451 thousand or 1.5% to $30.3 million for the six months ended June 30, 2016 compared to $29.8 million for the six months ended June 30, 2015. Overall, the increase was minimal. The increase was largely related to increases in salaries and employee benefits, as the Company’s active full-time equivalent employees grew to 280 at June 30, 2016, an increase of 17 from the year-ago period end. The $405 thousand increase in stock based compensation expense is primarily due to the timing of the expense for the Management Incentive Plan in 2015 which started in April, compared to 2016 which started in January, impacting the comparability between the two periods. The increase in salaries and employee benefits was offset by a $376 thousand decrease in legal and professional fees, a $352 thousand decrease in merger expenses and a $201 thousand decrease in core deposit intangible amortization.

Income Taxes

The effective tax rate for the three months ended June 30, 2016 and June 30, 2015 was 40.0%. The effective tax rate for the six months ended June 30, 2016 was 40.0% compared to 39.6% for the six months ended June 30, 2015. The Company’s effective tax rate is impacted by BOLI income and interest income from tax exempt securities and loans which are excluded from taxable income and deductions from disqualifying disposition of incentive stock options. In addition, the Company has invested in Qualified Affordable Housing Projects “LIHTC” that generate tax credits and benefits for the Company. The Company operates in the Federal and California jurisdictions and the blended statutory tax rate for Federal and California income taxes is 42.05%.

FINANCIAL CONDITION

Balance Sheet Analysis

Total assets increased $142 million during the six months ended June 30, 2016, to $2.8 billion with an increase of $15 million in cash and cash equivalents, an increase of $17 million in investment securities, and an increase of $118 million in loans. The increase in loans from the end of the prior year was due to organic loan growth. Net organic loan growth during the period was $212 million, partially offset by $94 million of pay downs in the acquired loan portfolios from the COSB, PC Bancorp acquisitions and 1st Enterprise merger.

Funding the asset growth for the Company for the first six months of 2016 was the growth in deposits of $109 million and net income of $13 million. Further, the deposit growth of $109 million is the result of a $49 million increase in non-interest bearing deposits and a $68 million increase in money market and savings deposits. Non-interest bearing deposits represented 56% of total deposits at both June 30, 2016, and December 31, 2015.

Lending

The following table presents the composition of the loan portfolio at the dates indicated (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Commercial and Industrial Loans:	$522,074	27%	$537,368	29%

Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	425,515	22%	407,979	23%
Other Nonresidential Properties	582,204	30%	533,168	29%
Construction, Land Development and Other Land	165,963	9%	125,832	7%
1-4 Family Residential Properties	121,971	6%	114,525	6%
Multifamily Residential Properties	86,942	4%	71,179	4%

Total Loans Secured by Real Estate	1,382,595	71%	1,252,683	69%

Other Loans:	46,442	2%	43,112	2%

Total Loans	$1,951,111	100%	$1,833,163	100%

The following table is a breakout of the Company’s gross loans stratified by the industry concentration of the borrower by their respective NAICS code at the dates indicated (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Real Estate	$969,563	49%	$857,021	47%
Manufacturing	167,350	9%	174,773	10%
Construction	176,853	9%	161,618	9%
Wholesale	118,608	6%	134,093	7%
Hotel/Lodging	112,097	6%	105,741	6%
Finance	91,451	5%	87,734	5%
Professional Services	58,185	3%	60,952	3%
Healthcare	49,592	3%	47,293	3%
Other Services	57,363	3%	45,002	3%
Retail	29,926	2%	38,928	2%
Restaurant/Food Service	29,553	2%	26,226	1%
Administrative Services	19,257	1%	23,736	1%
Transportation	25,491	1%	22,237	1%
Information	17,992	1%	20,171	1%
Education	8,728	—%	9,244	1%
Management	7,245	—%	8,137	—%
Entertainment	8,064	—%	6,188	—%
Other	3,793	—%	4,069	—%

Total Loans	$1,951,111	100%	$1,833,163	100%

The Company’s loan origination and lending activities continue to be focused primarily on direct contact with its borrowers through the Company’s relationship managers and/or executive officers. Total loans were $2.0 billion at June 30, 2016, an increase of $118 million or 6.4%, from $1.8 billion at December 31, 2015. The Company had approximately $212 million of net organic loan growth, which was partially offset by approximately $94 million in loan pay downs from the acquired loan portfolios. The increase in total loans from the end of the prior year included an $18 million increase in the owner-occupied non-residential properties portfolio, a $49 million increase in the other nonresidential real estate properties portfolio, a $40 million increase in the construction, land development and other land portfolio, and a $16 million increase in the multifamily residential properties portfolio. These increases were offset by a decrease of $15 million in commercial and industrial loans. The yields on new loans originated during the first two quarters of 2016 have averaged 4.16%.

We continue to establish new relationships and expand our current business, as evidenced by our increased commercial line of credit commitments, which are up $46 million, or 5.6% from $828 million at June 30, 2015 to $874 million at June 30, 2016. Compared to December 31, 2015, commercial line of credit commitments decreased slightly by $13 million or 1% from $887 million at December 31, 2015 due to various reasons including the sale of two of our customers’ businesses. The Company’s commercial and industrial line of credit utilization returned to 45% as of June 30, 2016, which is up from 41% at March 31, 2016, and comparable to 46% as of December 31, 2015. Due to the dynamic nature of commercial and industrial lending, actual credit utilization may experience ebbs and flows.

Commercial and industrial loans and owner-occupied real estate loans combined were $948 million or 49% of total loans at June 30, 2016, compared to $945 million or 52% at December 31, 2015. Of the total commercial and industrial loans, 20% and 19% was unsecured at June 30, 2016 and December 31, 2015, respectively.

Other non-residential loans increased by $49 million from the end of the prior year. These are loans with well-structured terms and guarantees, primarily collateralized by commercial buildings. Multifamily residential properties increased by $16 million, primarily related to a single loan in Los Angeles County.

Included in loan growth from the end of the prior year was a $40 million increase in the construction lending portfolio, which primarily consists of 1-4 single family and multifamily construction projects in Los Angeles County undertaken by customers that have long-term relationships with the Company.

The Company had 53 commercial banking relationship managers and 10 commercial real estate relationship managers at June 30, 2016. This compares to 53 commercial banking relationship managers and 9 commercial real estate relationship managers at December 31, 2015.

The Company provides commercial loans, including working capital and equipment financing, real estate loans, including construction and consumer loans, generally to business principals, entrepreneurs and professionals. The Company currently does not offer residential mortgages to consumers other than home equity lines of credit. In addition, we have not made any loans to finance leveraged buyouts. The Company’s real estate construction loans are primarily short-term loans made to finance the construction of 1-4 single family and multifamily residential properties. On occasion, the Company originates loans to finance the construction of single family residences to established developers and owner-occupiers. The Company’s construction lending is to known relationships, doing projects the builder/developer has experience with, and the majority are with recourse and are rarely speculative in nature. The Company’s credit approval process includes an examination of the collateral, cash flow and debt service coverage of the loan, as well as the financial condition and credit references of the borrower and guarantors, where applicable. The Company’s senior management is actively involved in its lending activities, collateral valuation and review process. The Company obtains independent third party appraisals of loans secured by real property as required by applicable federal law and regulations. There is also a Board of Directors Loan Committee (“BODLC”) comprised of senior management and outside directors that monitors the loan portfolio on at least a quarterly basis.

The Company believes that it manages credit risk closely in its loan portfolio and uses a variety of policy and procedure guidelines and analytical tools to achieve its asset quality objectives.

We do not have any concentrations in our loan portfolio except for the level of loans that are secured by real estate and the level of loans to the real estate industry as presented in the tables above. Although the Bank’s real estate concentration this quarter ending June 30, 2016 exceeds 300% of total risk based capital, the Company has maintained its relationship based approach to lending which has resulted in nominal charge-off experience in the real estate portfolio since the Company’s inception. Management plans to continue originating the same quality real estate loans that are currently included in its loan portfolio.

Allowance for Loan Loss

The Allowance increased by $1.9 million, to $18 million during the quarter ended June 30, 2016, due to a provision for loan losses of $1.1 million with the benefit of net recoveries of $868 thousand. The Allowance as a percentage of total loans was 0.95% at June 30, 2016 and 0.86% at December 31, 2015. The increase in the allowance ratio is primarily due to net organic loan growth. The Allowance as a percentage of loans (excluding loan balances and the related Allowance on loans acquired through acquisition) was 1.22% and 1.25%, respectively, at June 30, 2016 and December 31, 2015. The decrease in the allowance ratio related to organic loans was directly attributable to the strong credit performance of the loan portfolio in 2016, which reflects the Company’s continuing commitment to prudent underwriting and credit management.

The Company’s management considered the following factors in evaluating the allowance for loan loss at June 30, 2016:

•	During the six months ended June 30, 2016 there were loan recoveries of $1.1 million

•	There was one loan charge-off of $20 thousand during the six months ended June 30, 2016

•	There were fourteen non-accrual loans totaling $2.6 million with related specific allowance of $641 thousand at June 30, 2016

•	The overall growth and composition of the loan portfolio

•	Changes to the overall economic conditions within the markets in which the Company makes loans

•	Concentrations within the loan portfolio

•	The remaining fair value adjustments on loans acquired through acquisition

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

The Allowance and the reserve for unfunded loan commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. In considering all of the above factors, management believes that the Allowance at June 30, 2016 is adequate. Although the Company maintains its Allowance at a level which it considers adequate to provide for probable loan losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

The following table is a summary of the activity for the Allowance as of the dates and for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Allowance for loan loss at beginning of period	$16,545	$13,247	$15,682	$12,610
Provision for loan losses	1,063	683	1,685	2,126
Net (charge-offs) recoveries:
Charge-offs	(20)	(1)	(20)	(891)
Recoveries	888	195	1,129	279

Net (charge-offs) recoveries	868	194	1,109	(612)

Allowance for loan loss at end of period	$18,476	$14,124	$18,476	$14,124

Net (charge-offs) recoveries to average loans	0.05%	0.01%	0.06%	(0.04)%

The following is a summary of our asset quality data and key ratios at the dates indicated (dollars in thousands):

	June 30, 2016	December 31, 2015
Loans originated by the Bank on non-accrual	$114	$89
Loans acquired through acquisition that are on non-accrual	2,463	1,962

Total non-accrual loans	2,577	2,051
Other Real Estate Owned	—	325

Total non-performing assets	$2,577	$2,376

Net charge-offs (recoveries) year to date	$(1,109)	$2,009

Non-accrual loans to total loans	0.13%	0.11%

Total non-performing assets to total assets	0.09%	0.09%

Allowance for loan losses to total loans	0.95%	0.86%

Allowance for loan losses to total loans accounted at historical cost, which excludes loans acquired by acquisition	1.22%	1.25%

Allowance for loan losses to non-accrual loans accounted at historical cost, which excludes non-accrual loans acquired by acquisition and related allowance	15684%	17583%

Allowance for loan losses to total non-accrual loans	717%	764%

Deposits

The following table presents the balance of each major category of deposits at the dates indicated (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total

Non-interest bearing demand deposits	$1,337,550	56%	$1,288,085	56%

Interest bearing transaction accounts	259,103	11%	261,123	11%

Money market and savings deposits	747,490	31%	679,081	30%

Certificates of deposit	51,598	2%	58,502	3%

Total deposits	$2,395,741	100%	$2,286,791	100%

Total deposits increased $109 million to $2.4 billion at June 30, 2016, primarily due to a $50 million increase in non-interest bearing demand deposits, and a $68 million increase in money market and savings deposits, offset by a decrease of $2 million in interest bearing transaction accounts and a decrease of $7 million in certificates of deposit. The strong growth in deposits during this period came primarily from existing relationships. Non-interest bearing deposits represented 56% of total deposits at June 30, 2016 and December 31, 2015.

Management believes one of the strengths of the Company continues to be its core deposit franchise with a cost of deposits of 0.10% for the quarter ended June 30, 2016, which was a decrease from the prior quarter. This decrease was based on rate, not mix. Furthermore, deposit costs have not risen since the December 2015 increase in the prime rate.

LIQUIDITY

The following table provides a summary of the Bank’s primary and secondary liquidity levels at the dates indicated (dollars in thousands):

	June 30, 2016	December 31, 2015
	Amount	Amount
Primary Liquidity-On Balance Sheet:
Cash and due from banks	$42,659	$50,960
Interest earning deposits in other financial institutions	194,681	171,103
Investment securities available-for-sale	334,113	315,785
Less: pledged cash and due from banks	—	—
Less: pledged investment securities	(193,636)	(197,251)

Total primary liquidity	$377,817	$340,597

Ratio of primary liquidity to total deposits	15.8%	14.9%

Additional Liquidity Not Included In Primary Liquidity:
Certificates of deposit in other financial institutions	$54,410	$56,860
Less: Certificate of deposits pledged	(2,731)	(2,731)

Total additional liquidity	$51,679	$54,129

Secondary Liquidity-Off-Balance Sheet:
Available Borrowing Capacity:
Total secured borrowing capacity with FHLB	$684,905	$544,132
Fed Funds borrowing lines	72,000	72,000
Secured credit line with the FRBSF	8,293	18,708

Total secondary liquidity	$765,198	$634,840

As of June 30, 2016, the Company’s primary overnight source of liquidity consisted of the balances reflected in the table above. The Company’s primary liquidity consisted of cash and due from banks and interest earning deposits at financial institutions. The amount of funds maintained directly with the Federal Reserve included in interest earning deposits in other financial institutions was $123 million and $102 million, at June 30, 2016 and December 31, 2015, respectively. The next source of liquidity is the money market accounts at other banks. Furthermore, the Company has collateralized borrowings and unsecured borrowing facilities. In addition, the Company has $54 million of certificates of deposits in other financial institutions where the average maturity is approximately 5 months that could be utilized over time to supplement the liquidity needs of the Company.

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

As an additional source of liquidity, the Company maintains credit facilities in the form of Fed Funds Borrowing Lines of $72 million with its primary correspondent banks for the purchase of overnight Federal funds. The lines are subject to availability of funds and have restrictions as to the number of days and length used during a month, $5 million of these credit facilities require the pledging of investment securities.

The Company has established a secured credit facility with the FHLB of San Francisco which allows the Bank to borrow up to 25% of the Bank’s total assets, which equates to a credit line of approximately $685 million at June 30, 2016. The Company currently has no outstanding borrowings with the FHLB. As of June 30, 2016, the Company had $917 million of loan collateral pledged with the FHLB. This level of loan collateral would provide the Company with $608 million in borrowing capacity. The Company also had $18 million in securities serving as collateral for an additional $17 million in borrowing capacity. Any amount of borrowings in excess of the $625 million, up to the Company’s borrowing capacity of $685 million, would require the Company to pledge additional collateral. In addition, the Company must maintain a certain investment in the common stock of the FHLB. The Company’s investment in the common stock of the FHLB is $9 million at June 30, 2016. This level of capital would allow the Company to borrow up to $340 million of the $685 million. Any advances from the FHLB in excess of the $340 million would require additional purchases of FHLB common stock.

The Company maintains a secured credit facility with the Federal Reserve Bank of San Francisco (“FRBSF”) which is collateralized by investment securities pledged with the FRBSF. At June 30, 2016, the Company’s available borrowing capacity was $8 million.

The Company maintains investments in short term certificates of deposit with other financial institutions, with an average remaining maturity of approximately 5 months, with various balances maturing monthly. The Company had balances of $54 million and $57 million at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, $2.7 million of the Company’s certificates of deposit with other financial institutions were pledged as collateral as credit support for the interest rate swap contracts and are not available as a source of liquidity.

The Company’s commitments to extend credit (off-balance sheet liquidity risk) are agreements to lend funds to customers as long as there are no covenant violations as established in the loan agreement. The total commitment amounts do not necessarily represent future cash requirements. Financial instruments with off-balance sheet risk for the Company include both undisbursed loan commitments, as well as undisbursed letters of credit. The Company’s exposure to extend credit was $870 million and $806 million at June 30, 2016 and December 31, 2015, respectively.

The holding company liquidity on a stand-alone basis was $8.8 million and $6.8 million, in cash on deposit at the Bank, at June 30, 2016 and December 31, 2015, respectively. Management believes this amount of cash is currently sufficient to fund the holding company’s cash flow needs over at least the next twelve to twenty-four months.

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

As of June 30, 2016, both CU Bancorp “the holding company” and the Bank had positive retained earnings and positive net income that would allow either of them to declare and pay a dividend as of June 30, 2016. However, neither the holding company nor the Bank has plans to declare and pay a cash dividend on the common stock at the current time.

The Company has a program to repurchase a portion of an employee’s outstanding restricted stock upon the vesting of this restricted stock, but only in amounts necessary to cover the minimum employee tax withholding obligations at the option of the restricted stockholder (employee). The Company had this program in place during all of 2015 and through the six months ending June 30, 2016. This program was designed to provide the Bank’s employees with the financial ability to cover their tax liability obligation associated with the vesting of their restricted stock at the date of vesting. These transactions under the State of California Corporations Code are defined as distributions to shareholders.

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

On October 26, 2015, the Company filed a Form S-3 registration statement for offerings up to $100 million of certain types of securities. If drawn on, proceeds from the offering could be used for general corporate purposes. The registration statement represents capital resources available to the Company as the registration statement is deemed to be effective by the Securities Exchange Commission (SEC) and will be available for three years.

At June 30, 2016, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” for Prompt Corrective Action (“PCA”) purpose and the Basel III minimum capital ratios with buffer (effective January 1, 2016) under the current capital guidelines. The following tables present the regulatory capital ratios requirements and the actual capitalization levels of the Company and the Bank as of the dates indicated (dollars in thousands):

CU Bancorp

	June 30, 2016	December 31, 2015	Well Capitalized	Basel III Minimum with Buffer
	Amount	Amount	(greater than or equal to)
Regulatory Capital Ratios:
Tier 1 leverage ratio	10.00%	9.67%	5.0%	NA
Common Equity Tier 1 ratio	9.69%	9.61%	6.5%	5.125%
Total Tier 1 risk-based capital ratio	10.85%	10.85%	8.0%	6.625%
Total risk-based capital ratio	11.62%	11.54%	10.0%	8.625%

Regulatory Capital Data:
Common Equity Tier 1	$241,209	$223,977
Total Tier 1 capital	269,937	252,681
Total risk-based capital	289,139	268,971
Average total assets*	2,700,320	2,611,774
Risk-weighted assets	2,488,391	2,329,770

*	Represents the average total assets for calculation of the leverage ratio

California United Bank

	June 30, 2016	December 31, 2015	Well Capitalized	Basel III Minimum with Buffer
	Amount	Amount	(greater than or equal to)
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.59%	9.34%	5.0%	NA
Common Equity Tier 1 ratio	10.41%	10.47%	6.5%	5.125%
Total Tier 1 risk-based capital ratio	10.41%	10.47%	8.0%	6.625%
Total risk-based capital ratio	11.18%	11.17%	10.0%	8.625%

Regulatory Capital Data:
Common Equity Tier 1	$259,029	$234,989
Tier 1 capital	259,029	243,989
Total risk-based capital	278,230	260,279
Average total assets*	2,700,136	2,612,206
Risk-weighted assets	2,488,300	2,329,798

*	Represents the average total assets for calculation of the leverage ratio

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

Number of Employees

The number of active full-time equivalent employees increased from 266 at December 31, 2015 to 280 at June 30, 2016.

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

The Company’s exposure to interest rate risk is reviewed by the Company’s management Asset/Liability Committee formally on a quarterly basis and on an ongoing basis. The main tool used to monitor interest rate risk is a dynamic simulation model that quantifies the estimated exposure of net interest income to sustained interest rate changes. The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to the Company’s policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 100 and 400 basis point upward and 200 basis point downward shift in interest rates.

At June 30, 2016, the Company had nineteen pay-fixed, receive-variable interest rate contracts that were designed to convert fixed rate loans into variable rate loans. Seventeen of these swap contacts are designated as fair value hedges. For additional information on these interest rate contracts, see Note 9 – Derivative Financial Instruments located in Part I, Item 1. – Notes to the Consolidated Financial Statements.

The Company has no market risk sensitive instruments held for trading purposes. Management believes that the Company’s market risk is reasonable at this time.

The following depicts the Company’s net interest income sensitivity analysis as of June 30, 2016 (dollars in thousands):

Simulated Rate Changes	Estimated Net Interest Income Sensitivity
+ 400 basis points	32.4%	$28,338
+ 100 basis points	8.0%	$6,991
- 200 basis points (1)	(7.7)%	$(6,763)

(1)	The simulated rate change under the -200 basis points reflected above actually reflects only a maximum negative 50 basis points or less decline in actual rates based on the current targeted Fed Funds target rate by the government of 0.25% to 0.50%. The -200 simulation model reflects repricing of liabilities of less than 0.25% due to the Company paying significantly less than 25 basis points on its deposit accounts, and higher downward repricing of the Company’s interest earning assets in the -200 simulation model.

The Company is currently asset sensitive. The estimated sensitivity does not necessarily represent our forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits and replacement of asset and liability cash flows. The effective duration of the Company’s investment securities portfolio is approximately 1.7 years at June 30, 2016, compared to 2.1 years at December 31, 2015. Management considers the current effective duration to be relatively low and future purchases may increase this measurement if doing so will provide increased earnings while keeping risk low. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

Variable rate loans make up 72% of the loan portfolio. However, the Company has floors on some of its loans. At June 30, 2016, 36% of variable rate loans are at their floor, and thus an increase in the underlying index may not necessarily result in an increase in the coupon until the loan index plus margin exceeds that floor. However, 55% of the variable rate loans are tied to the Prime index with $602 million subject to repricing within 30 days of a 25 basis point increase in Prime rate.

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

The Company’s static GAP as of June 30, 2016, is not materially different from that reported at December 31, 2015 and is thus not included in this 10Q. See the Company’s Static Gap reports under “Item7A-Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2015 Annual Report on Form 10-K.

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

b)	Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the fiscal quarter that ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time the Company is involved in certain legal actions arising from normal business activities. The Company believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

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

CU BANCORP

Date:	August 5, 2016	/s/ DAVID I. RAINER
David I. Rainer
Chief Executive Officer

Date:	August 5, 2016	/s/ KAREN A. SCHOENBAUM
Karen A. Schoenbaum
Chief Financial Officer