Form 10-Q
period 2016-09-30
CU Bancorp
filed 2016-11-08
CIK 1543643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016 the number of shares outstanding of the registrant’s no par value Common Stock was 17,678,438.

CU BANCORP

September 30, 2016 FORM 10-Q

PART I. FINANCIAL INFORMATION

CU BANCORP

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$47,701	$50,960
Interest earning deposits in other financial institutions	244,205	171,103

Total cash and cash equivalents	291,906	222,063
Certificates of deposit in other financial institutions	51,490	56,860
Investment securities available-for-sale, at fair value	375,094	315,785
Investment securities held-to-maturity, at amortized cost	40,073	42,036

Total investment securities	415,167	357,821
Loans	1,974,941	1,833,163
Allowance for loan loss	(18,371)	(15,682)

Net loans	1,956,570	1,817,481
Premises and equipment, net	4,354	5,139
Deferred tax assets, net	15,614	17,033
Other real estate owned, net	—	325
Goodwill	64,603	64,603
Core deposit and leasehold right intangibles, net	6,665	7,671
Bank owned life insurance	50,889	49,912
Accrued interest receivable and other assets	35,914	35,734

Total Assets	$2,893,172	$2,634,642

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing demand deposits	$1,399,320	$1,288,085
Interest bearing transaction accounts	284,154	261,123
Money market and savings deposits	786,882	679,081
Certificates of deposit	35,033	58,502

Total deposits	2,505,389	2,286,791
Securities sold under agreements to repurchase	24,251	14,360
Subordinated debentures, net	9,817	9,697
Accrued interest payable and other liabilities	20,785	16,987

Total Liabilities	2,560,242	2,327,835

Commitments and Contingencies (Note 13)
SHAREHOLDERS’ EQUITY
Serial Preferred Stock – authorized, 50,000,000 shares: Series A, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 16,400 shares authorized, 16,400 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	17,021	16,995
Common stock – authorized, 75,000,000 shares no par value, 17,673,438 and 17,175,389 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	234,383	230,688
Additional paid-in capital	24,847	23,017
Retained earnings	56,296	36,923
Accumulated other comprehensive income (loss)	383	(816)

Total Shareholders’ Equity	332,930	306,807

Total Liabilities and Shareholders’ Equity	$2,893,172	$2,634,642

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest Income
Interest and fees on loans	$23,958	$21,689	$69,701	$62,239
Interest on investment securities	1,419	1,124	4,066	3,355
Interest on interest bearing deposits in other financial institutions	478	293	1,334	741

Total Interest Income	25,855	23,106	75,101	66,335

Interest Expense
Interest on interest bearing transaction accounts	102	105	300	303
Interest on money market and savings deposits	524	427	1,519	1,218
Interest on certificates of deposit	46	53	110	150
Interest on securities sold under agreements to repurchase	13	9	38	21
Interest on subordinated debentures	122	110	359	326

Total Interest Expense	807	704	2,326	2,018

Net Interest Income	25,048	22,402	72,775	64,317
Provision for loan losses	697	705	2,382	2,831

Net Interest Income After Provision For Loan Losses	24,351	21,697	70,393	61,486

Non-Interest Income
Gain on sale of securities, net	141	—	141	—
Gain on sale of SBA loans, net	189	640	1,228	1,278
Deposit account service charge income	1,210	1,159	3,621	3,453
Other non-interest income	1,518	1,189	3,863	3,960

Total Non-Interest Income	3,058	2,988	8,853	8,691

Non-Interest Expense
Salaries and employee benefits (includes stock based compensation expense of $939 and $810 for the three months, and $2,664 and $2,130 for the nine months ended September 30, 2016 and 2015, respectively)	10,335	9,744	30,409	28,175
Occupancy	1,673	1,465	4,548	4,300
Data processing	657	596	1,910	1,872
Legal and professional	1,434	412	2,560	1,914
FDIC deposit assessment	389	370	1,098	1,054
Merger expenses	—	146	—	498
OREO loss and expenses	2	153	85	179
Office services expenses	413	383	1,136	1,204
Other operating expenses	1,864	1,798	5,297	5,696

Total Non-Interest Expense	16,767	15,067	47,043	44,892

Net Income Before Provision for Income Tax Expense	10,642	9,618	32,203	25,285
Provision for income tax expense	4,059	3,355	11,916	9,556

Net Income	6,583	6,263	20,287	15,729
Preferred stock dividends and discount accretion	304	293	914	877

Net Income available to common shareholders	$6,279	$5,970	$19,373	$14,852

Earnings Per Share
Basic earnings per share	$0.36	$0.36	$1.13	$0.90
Diluted earnings per share	$0.36	$0.35	$1.11	$0.88

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$6,583	$6,263	$20,287	$15,729
Other Comprehensive Income, net of tax:
Net change in unrealized gain (loss) on available-for-sale investment securities, net of tax	(313)	311	1,281	73
Reclassification of (gain) loss on investment securities available-for-sale to net income, net of tax	(82)	—	(82)	—

Other Comprehensive Income (Loss)	(395)	311	1,199	73

Comprehensive Income	$6,188	$6,574	$21,486	$15,802

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Preferred Stock		Common Stock
	Issued and Outstanding Shares	Amount	Issued and Outstanding Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2014	16,400	$16,004	16,683,856	$226,389	$19,748	$16,861	$190	$279,192

Net issuance of restricted stock	—	—	68,625	—	—	—	—	—
Exercise of stock options	—	—	158,315	1,434	—	—	—	1,434
Stock based compensation expense	—	—	—	—	2,130	—	—	2,130
Restricted stock repurchase	—	—	(39,860)	—	(856)	—	—	(856)
Excess tax benefit – stock based compensation	—	—	—	—	788	—	—	788
Preferred stock dividends and discount accretion	—	735	—	—	—	(877)	—	(142)
Net income	—	—	—	—	—	15,729	—	15,729
Other comprehensive income	—	—	—	—	—	—	73	73

Balance at September 30, 2015	16,400	$16,739	16,870,936	$227,823	$21,810	$31,713	$263	$298,348

Balance at December 31, 2015	16,400	$16,995	17,175,389	$230,688	$23,017	$36,923	$(816)	$306,807

Net issuance of restricted stock	—	—	121,434	—	—	—	—	—
Exercise of stock options	—	—	411,964	3,695	—	—	—	3,695
Stock based compensation expense	—	—	—	—	2,664	—	—	2,664
Restricted stock repurchase	—	—	(35,349)	—	(834)	—	—	(834)
Excess tax benefit – stock based compensation	—	—	—	—	772	—	—	772
Reclassification of excess tax benefits (1)					(772)			(772)
Preferred stock dividends and discount accretion	—	26	—	—	—	(914)	—	(888)
Net income	—	—	—	—	—	20,287	—	20,287
Other comprehensive income	—	—	—	—	—	—	1,199	1,199

Balance at September 30, 2016	16,400	$17,021	17,673,438	$234,383	$24,847	$56,296	$383	$332,930

(1)	Represents the reclassification from additional paid-in capital to provision for income tax expense during the first two quarters of 2016, related to the Company’s early adoption of ASU 2016-09. See Note 2, Recent Accounting Pronouncements, for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income:	$20,287	$15,729
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,382	2,831
Provision for unfunded loan commitments	169	87
Stock based compensation expense	2,664	2,130
Depreciation	1,064	1,062
Net accretion of discounts/premiums for loans acquired and deferred loan fees/costs	(6,751)	(6,553)
Net amortization from investment securities	3,126	2,343
Increase in bank owned life insurance	(977)	(947)
Amortization of core deposit intangibles	961	1,262
Amortization of time deposit premium	(2)	(10)
Net (accretion) amortization of leasehold right intangible asset and liabilities	(174)	4
Accretion of subordinated debenture discount	119	119
Loss on disposal of fixed assets	30	—
Valuation write-downs on OREO	—	133
Loss on sale of OREO	14	—
Gain on sale of securities, net	(141)	—
Gain on sale of SBA loans, net	(1,228)	(1,278)
Decrease (increase) in deferred tax assets	549	(790)
Decrease (increase) in accrued interest receivable and other assets	(180)	2,484
Increase (decrease) in accrued interest payable and other liabilities	3,811	(327)
Net excess in tax benefit on stock compensation	—	(788)
Increase in fair value of derivative swap liability	35	591

Net cash provided by operating activities	25,758	18,082

Cash flows from investing activities:
Purchases of investment securities	(118,124)	(57,597)
Proceeds from sales of investment securities	4,519	—
Proceeds from repayment and maturities from investment securities	55,346	30,135
Loans originated, net of principal payments	(133,492)	(139,844)
Purchases of premises and equipment	(309)	(666)
Proceeds from sale of OREO	311	—
Net decrease in certificates of deposit in other financial institutions	5,370	17,759
Purchase of bank owned life insurance	—	(9,869)

Net cash used in investing activities	(186,379)	(160,082)

Cash flows from financing activities:
Net increase in Non-interest bearing demand deposits	111,235	215,714
Net increase in Interest bearing transaction accounts	23,031	51,309
Net increase in Money market and savings deposits	107,801	47,617
Net decrease in Certificates of deposit	(23,467)	(2,510)
Net increase in Securities sold under agreements to repurchase	9,891	7,287
Net proceeds from stock options exercised	3,695	1,434
Restricted stock repurchase	(834)	(856)
Dividends paid on preferred stock	(888)	(142)
Net excess in tax benefit on stock compensation	—	788

Net cash provided by financing activities	230,464	320,641

Net increase in cash and cash equivalents	69,843	178,641
Cash and cash equivalents, beginning of period	222,063	132,586

Cash and cash equivalents, end of period	$291,906	$311,227

The accompanying notes are an integral part of these consolidated financial statements

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,469	$2,127
Net cash paid for taxes	$7,319	$6,767
Supplemental disclosures of non-cash investing activities:
Net change in unrealized gain on available-for-sale investment securities, net of tax	$1,199	$73
Loans transferred to other real estate owned	$—	$575

CU BANCORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Note 2 - Recent Accounting Pronouncements

Accounting Standards Adopted in 2016

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to reduce the complexity of certain aspects of the accounting for employee share-based payment transactions. As a result of this ASU, changes applicable to all entities include: 1) The threshold to qualify for equity classification would permit withholding up to the maximum individual statutory tax rate in the applicable jurisdictions. Also, the ASU provides that cash paid by an employer when directly withholding shares for tax-withholding purposes would be classified as a financing activity on the statement of cash flows; 2) An entity would be allowed to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; 3) All excess tax benefits and tax deficiencies would be recognized as income tax expense or benefit in the income statement. An entity also would recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Further, excess tax benefits would not be separated from other income tax cash flows and thus would be classified along with other cash flows as an operating activity. ASU 2016-09 is effective for public entities for interim and annual periods beginning after December 15, 2016. In the third quarter of 2016, the Company elected the early adoption of this standard which requires the Company to reflect the adjustments resulting from the adoption effective January 1, 2016, the beginning of the annual period that includes the interim period of adoption. Adoption of this standard had the following impact on the Company’s consolidated financial statements:

•	Excess tax benefits are recognized in the provision for income tax expense rather than through additional paid-in capital. The Company’s early adoption of ASU 2016-09 resulted in the reclassification of $772 thousand from additional paid-in capital to provision for income tax expense during the first two quarters of 2016. During the third quarter of 2016, the Company recognized a benefit of $142 thousand in provision for income tax expense for the excess tax benefits that occurred between July 1, 2016 and September 30, 2016. These tax benefits reduced the Company’s effective tax rate by 1.33% and 2.84% for the three months and nine months ended September 30, 2016. The Company had no previously unrecognized excess tax benefits.

•	Excess tax benefits are presented as operating activities rather than as an inflow from financing activities and an outflow from operating activities in the consolidated statements of cash flows. The Company’s early adoption of ASU 2016-09 resulted in the prospective presentation of $914 thousand of excess tax benefits included in the change of accrued interest payable and other liabilities under operating activities in the consolidated statement of cash flows for the nine months ended September 30, 2016.

•	Employee taxes paid when an employer withholds shares for tax-withholding purposes continue to be presented as financing activities in the consolidated statements of cash flows. The Company had no awards receiving liability treatment as a result of the guidance in effect prior to ASU 2016-09. Therefore, the change from minimum to up to maximum statutory rate on tax withholdings had no impact to the consolidated financial statements as a result of the early adoption. However, withheld taxes may be higher than the minimum tax rate beginning in July 2016.

•	Forfeitures are accounted for when they occur.

Recent Accounting Standards Not Yet Effective

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases. By definition, a short-term lease is one in which: (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which right-of-use assets and lease liabilities are not recognized and lease payments are generally recognized as expense over the lease term on a straight-line basis. This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under the legacy lease accounting guidance. Examples of changes in the new guidance affecting both lessees and lessors include: (a) defining initial direct costs to only include those incremental costs that would not have been incurred if the lease had not been entered into, (b) requiring related party leases to be accounted for based on their legally enforceable terms and conditions, (c) eliminating the additional requirements that must be applied today to leases involving real estate and (d) revising the circumstances under which the transfer contract in a sale-leaseback transaction should be accounted for as the sale of an asset by the seller-lessee and the purchase of an asset by the buyer-lessor. In addition, both lessees and lessors are subject to new disclosure requirements. ASU 2016-02 is effective for public entities for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In June, 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Current expected credit losses (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses (ECL) should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating ECL. ASU 2016-13 is effective for public entities for interim and annual periods beginning after December 15, 2019. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In August, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force), which addresses eight classification issues related to the statement of cash flows:

•	Debt prepayment of debt extinguishment costs

•	Settlement of zero-coupon bonds

•	Contingent consideration payments made after a business combination

•	Proceeds from the settlement of insurance claims

•	Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies

•	Distributions received from equity method investees

•	Beneficial interests in securitization transactions

•	Separately identifiable cash flows and application of the predominance principle

ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

	September 30, 2016	December 31, 2015
Total Shareholders’ Equity	$332,930	$306,807
Less: Preferred stock	17,021	16,995
Less: Goodwill	64,603	64,603
Less: Core deposit and leasehold right intangibles, net	6,665	7,671

Tangible common equity	$244,641	$217,538

Common shares issued and outstanding	17,673,438	17,175,389
Book value per common share	$17.87	$16.87

Tangible book value per common share	$13.84	$12.67

Note 4 - Computation of Earnings per Common Share

On July 1, 2016, and effective January 1, 2016, the Company early adopted ASU 2016-09 which provides improvements to the accounting for employee share-based payments. In calculating potential common shares used to determine diluted earnings per share, U.S. GAAP requires the Company to use the treasury stock method. The new standard requires that assumed proceeds under the treasury stock method be modified to exclude the amount of excess tax benefits that would have been recognized in additional paid-in capital. The early adoption had a favorable impact of $0.01 per share for both basic and diluted earnings per common share for the three months ended September 30, 2016, and a favorable impact of $0.06 and $0.05 per share for basic and diluted earnings per common share, respectively, for the nine months ended September 30, 2016. See Note 2. Recent Accounting Pronouncements for additional information.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$6,583	$6,263	$20,287	$15,729
Less: Preferred stock dividends and discount accretion	304	293	914	877

Net Income available to common shareholders	$6,279	$5,970	$19,373	$14,852

Weighted average basic common shares outstanding	17,339,491	16,541,380	17,197,117	16,477,206
Dilutive effect of potential common share issuances from stock options and restricted stock	265,896	456,684	312,458	446,296

Weighted average diluted common shares outstanding	17,605,387	16,998,064	17,509,575	16,923,502

Income per common share
Basic	$0.36	$0.36	$1.13	$0.90
Diluted	$0.36	$0.35	$1.11	$0.88
Anti-dilutive shares not included in the calculation of diluted earnings per share	—	—	1,000	43,259

Note 5 - Investment Securities

The investment securities portfolio has been classified into two categories: available-for-sale (“AFS”) and held-to-maturity (“HTM”).

The following tables present the amortized cost, gross unrealized gains and losses, and fair values of investment securities by major category as of the dates indicated (dollars in thousands):

		Gross Unrealized
September 30, 2016	Amortized Cost	Gains	Losses	Fair Market Value
Available-for-sale:
U.S. Govt Agency and Sponsored Agency - Note Securities	$7,003	$1	$—	$7,004
U.S. Govt Agency - SBA Securities	107,759	582	367	107,974
U.S. Govt Agency - GNMA Mortgage-Backed Securities	25,123	207	116	25,214
U.S. Govt Sponsored Agency - CMO & Mortgage-Backed Securities	146,632	1,030	424	147,238
Corporate Securities	501	1	—	502
Asset Backed Securities	7,303	—	281	7,022
U.S. Treasury Notes	80,112	65	37	80,140

Total available-for-sale	374,433	1,886	1,225	375,094
Held-to-maturity:
Municipal Securities	40,073	620	2	40,691

Total held-to-maturity	40,073	620	2	40,691

Total investment securities	$414,506	$2,506	$1,227	$415,785

		Gross Unrealized
December 31, 2015	Amortized Cost	Gains	Losses	Fair Market Value
Available-for-sale:
U.S. Govt Agency and Sponsored Agency - Note Securities	$1,014	$—	$—	$1,014
U.S. Govt Agency - SBA Securities	93,674	399	583	93,490
U.S. Govt Agency - GNMA Mortgage-Backed Securities	30,916	202	418	30,700
U.S. Govt Sponsored Agency - CMO & Mortgage-Backed Securities	97,693	250	789	97,154
Corporate Securities	4,016	7	—	4,023
Municipal Securities	1,010	1	—	1,011
Asset Backed Securities	7,890	—	243	7,647
U.S. Treasury Notes	80,981	—	235	80,746

Total available-for-sale	317,194	859	2,268	315,785
Held-to-maturity:
Municipal Securities	42,036	335	32	42,339

Total held-to-maturity	42,036	335	32	42,339

Total investment securities	$359,230	$1,194	$2,300	$358,124

The Company’s investment securities portfolio at September 30, 2016 consists of A-rated or above investment-grade securities. At September 30, 2016 and December 31, 2015, securities with a market value of $194 million and $197 million, respectively, were pledged as collateral for securities sold under agreements to repurchase, public deposits, outstanding standby letters of credit, bankruptcy deposits, and other purposes as required by various statutes and agreements. See Note 8 – Borrowings and Subordinated Debentures.

The following tables present the gross unrealized losses and fair values of AFS and HTM investment securities that were in unrealized loss positions, summarized and classified according to the duration of the loss period as of the dates indicated (dollars in thousands).

	< 12 Continuous Months		> 12 Continuous Months		Total
September 30, 2016	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale investment securities:
U.S. Govt. Agency SBA Securities	$46,340	$184	$19,285	$183	$65,625	$367
U.S. Govt. Agency – GNMA Mortgage-Backed Securities	2,521	27	8,878	89	11,399	116
U.S. Govt. Sponsored Agency – CMO & Mortgage-Backed Securities	41,497	292	11,498	132	52,995	424
Asset Backed Securities	—	—	7,022	281	7,022	281
U.S Treasury Notes	10,098	37	—	—	10,098	37

Total available-for-sale investment securities	$100,456	$540	$46,683	$685	$147,139	$1,225

Held-to-maturity investment securities:
Municipal Securities	$700	$1	$313	$1	$1,013	$2

Total held-to-maturity investment securities	$700	$1	$313	$1	$1,013	$2

	< 12 Continuous Months		> 12 Continuous Months		Total
December 31, 2015	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale investment securities:
U.S. Govt. Agency SBA Securities	$53,852	$428	$7,935	$154	$61,787	$582
U.S. Govt. Agency – GNMA Mortgage-Backed Securities	5,417	47	14,296	371	19,713	418
U.S. Govt. Sponsored Agency – CMO & Mortgage-Backed Securities	67,475	564	10,024	225	77,499	789
Asset Backed Securities	2,928	54	4,719	190	7,647	244
U.S Treasury Notes	80,745	235	—	—	80,745	235

Total available-for-sale investment securities	$210,417	$1,328	$36,974	$940	$247,391	$2,268

Held-to-maturity investment securities:
Municipal Securities	$5,669	$16	$2,392	$16	$8,061	$32

Total held-to-maturity investment securities	$5,669	$16	$2,392	$16	$8,061	$32

The unrealized losses in each of the above categories are associated with the general fluctuation of market interest rates and are not an indication of any deterioration in the credit quality of the security issuers. Further, the Company does not intend to sell these securities and is not more-likely-than-not to be required to sell the securities before the recovery of its amortized cost basis. Accordingly, the Company had no securities that were classified as other-than-temporarily impaired at September 30, 2016 or December 31, 2015, and did not recognize any impairment charges in the consolidated statements of income.

The amortized cost, fair value and the weighted average yield of debt securities at September 30, 2016, are reflected in the table below (dollars in thousands). Maturity categories are determined as follows:

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

	September 30, 2016
Maturities Schedule of Securities (Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-sale:
Due through one year	$99,048	$99,243	1.21%
Due after one year through five years	170,285	170,343	1.45%
Due after five years through ten years	79,234	79,523	1.93%
Due after ten years	25,866	25,985	2.30%

Total available-for-sale	$374,433	$375,094	1.54%
Held-to-maturity:
Due through one year	$2,950	$2,956	1.49%
Due after one year through five years	36,389	36,972	1.59%
Due after five years through ten years	734	763	1.97%

Total held-to-maturity	$40,073	$40,691	1.59%

Total investment securities	$414,506	$415,785	1.55%

The weighted average yields in the above table are based on effective rates of book balances at the end of the period.

Investment in Federal Home Loan Bank (FHLB) Common Stock

The Company’s investment in the common stock of the FHLB of San Francisco is carried at cost and was $9.2 million at September 30, 2016 and $8.0 million at December 31, 2015. The investment in FHLB stock is included in accrued interest receivable and other assets in the consolidated balance sheets and is periodically evaluated for impairment. Based on the capital adequacy of the FHLB and its overall financial condition, no impairment losses have been recorded.

See Note 8 - Borrowings and Subordinated Debentures for a detailed discussion regarding the Company’s borrowings and the related requirements to hold FHLB common stock.

Note 6 - Loans

The following table presents the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands):

	September 30, 2016	December 31, 2015
Commercial and Industrial Loans:	$499,439	$537,368
Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	430,218	407,979
Other Nonresidential Properties	610,267	533,168
Construction, Land Development and Other Land	172,441	125,832
1-4 Family Residential Properties	122,955	114,525
Multifamily Residential Properties	100,003	71,179

Total Loans Secured by Real Estate	1,435,884	1,252,683

Other Loans:	39,618	43,112

Total Loans	$1,974,941	$1,833,163

Loan balances in the table above include net deferred fees and net discounts for a total of $17 million and $22 million as of September 30, 2016 and December 31, 2015, respectively.

Small Business Administration Loans

Included in the loan portfolio is $31 million in loans that were originated under the guidelines of the Small Business Administration (“SBA”) program of which $5 million is guaranteed. The total portfolio of the SBA contractual loan balances serviced by the Company at September 30, 2016 was $109 million, of which $78 million has been sold.

At September 30, 2016, there were no loans classified as held for sale. At September 30, 2016, the balance of SBA 7a loans originated during the quarter is $425 thousand, of which $319 thousand is guaranteed by the SBA. The Company does not currently plan on selling these loans, but it may choose to do so in the future.

Allowance for Loan Loss

The following table is a summary of the activity for the allowance for loan loss for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Allowance for loan loss at beginning of period	$18,476	$14,124	$15,682	$12,610
Provision for loan losses	697	705	2,382	2,831
Net (charge-offs) recoveries:
Charge-offs	(807)	(42)	(827)	(933)
Recoveries	5	178	1,134	457

Net (charge-offs) recoveries	(802)	136	307	(476)

Allowance for loan loss at end of period	$18,371	$14,965	$18,371	$14,965

Net (charge-offs) recoveries to average loans	(0.04)%	0.01%	0.02%	(0.03)%

	September 30, 2016	December 31, 2015
Allowance for loan loss to total loans	0.93%	0.86%
Allowance for loan loss to total loans accounted for at historical cost, which excludes loans and the related allowance for loans acquired through acquisition	1.20%	1.25%

The following tables present, by portfolio segment, the changes in the allowance for loan loss and the recorded investment in loans as of the dates and for the periods indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Three Months Ended September 30, 2016
Allowance for loan loss – Beginning balance	$8,381	$2,724	$6,567	$804	$18,476
Provision for loan losses	(559)	45	1,294	(83)	697
Net (charge-offs) recoveries:
Charge-offs	(807)	—	—	—	(807)
Recoveries	3	—	2	—	5

Net (charge-offs) recoveries	(804)	—	2	—	(802)

Ending balance	$7,018	$2,769	$7,863	$721	$18,371

Three Months Ended September 30, 2015
Allowance for loan loss – Beginning balance	$6,244	$1,607	$5,799	$474	$14,124
Provision for loan losses	181	371	143	10	705
Net (charge-offs) recoveries:
Charge-offs	—	—	(42)	—	(42)
Recoveries	177	—	1	—	178

Net (charge-offs) recoveries	177	—	(41)	—	136

Ending balance	$6,602	$1,978	$5,901	$484	$14,965

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Nine Months Ended September 30, 2016
Allowance for loan loss – Beginning balance	$5,924	$2,076	$6,821	$861	$15,682
Provision for loan losses	791	693	1,038	(140)	2,382
Net (charge-offs) recoveries:
Charge-offs	(827)	—	—	—	(827)
Recoveries	1,130	—	4	—	1,134

Net recoveries	303	—	4	—	307

Ending balance	$7,018	$2,769	$7,863	$721	$18,371

Nine Months Ended September 30, 2015
Allowance for loan loss – Beginning balance	$5,864	$1,684	$4,802	$260	$12,610
Provision for loan losses	1,176	294	1,137	224	2,831
Net (charge-offs) recoveries:
Charge-offs	(891)	—	(42)	—	(933)
Recoveries	453	—	4	—	457

Net (charge-offs)	(438)	—	(38)	—	(476)

Ending balance	$6,602	$1,978	$5,901	$484	$14,965

The following tables present both the allowance for loan loss and the associated loan balance classified by loan portfolio segment and by credit evaluation methodology (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
September 30, 2016
Allowance for loan loss:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	7,018	2,769	7,863	721	18,371
Purchased credit impaired (loans acquired with deteriorated credit quality)	—	—	—	—	—

Total Allowance for Loan Loss	$7,018	$2,769	$7,863	$721	$18,371

Loans receivable:
Individually evaluated for impairment	$456	$—	$252	$—	$708
Collectively evaluated for impairment	498,669	172,441	1,261,789	39,618	1,972,517
Purchased credit impaired (loans acquired with deteriorated credit quality)	314	—	1,402	—	1,716

Total Loans Receivable	$499,439	$172,441	$1,263,443	$39,618	$1,974,941

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
December 31, 2015
Allowance for loan loss:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,924	2,076	6,821	861	15,682
Purchased credit impaired (loans acquired with deteriorated credit quality)	—	—	—	—	—

Total Allowance for Loan Loss	$5,924	$2,076	$6,821	$861	$15,682

Loans receivable:
Individually evaluated for impairment	$558	$—	$649	$—	$1,207
Collectively evaluated for impairment	536,333	125,832	1,124,667	43,112	1,829,944
Purchased credit impaired (loans acquired with deteriorated credit quality)	477	—	1,535	—	2,012

Total Loans Receivable	$537,368	$125,832	$1,126,851	$43,112	$1,833,163

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

The following tables present the risk category of loans by class of loans based on the most recent internal loan classification as of the dates indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
September 30, 2016
Pass	$445,172	$172,441	$1,234,950	$36,701	$1,889,264
Special Mention	18,939	—	4,747	—	23,686
Substandard	35,328	—	23,746	2,917	61,991
Doubtful	—	—	—	—	—

Total	$499,439	$172,441	$1,263,443	$39,618	$1,974,941

December 31, 2015
Pass	$503,006	$125,832	$1,101,548	$40,132	$1,770,518
Special Mention	16,041	—	6,494	43	22,578
Substandard	18,321	—	18,809	2,937	40,067
Doubtful	—	—	—	—	—

Total	$537,368	$125,832	$1,126,851	$43,112	$1,833,163

Aging Analysis of Past Due and Non-Accrual Loans

The following tables present an aging analysis of the recorded investment of past due loans and non-accrual loans as of the dates indicated (dollars in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
September 30, 2016
Commercial and Industrial	$—	$—	$—	$—	$769	$498,670	$499,439
Construction, Land Development and Other Land	—	—	—	—	—	172,441	172,441
Commercial and Other Real Estate	—	—	—	—	454	1,262,989	1,263,443
Other	—	—	—	—	—	39,618	39,618

Total	$—	$—	$—	$—	$1,223	$1,973,718	$1,974,941

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
December 31, 2015
Commercial and Industrial	$—	$—	$—	$—	$1,032	$536,336	$537,368
Construction, Land Development and Other Land	—	—	—	—	—	125,832	125,832
Commercial and Other Real Estate	—	—	—	—	1,019	1,125,832	1,126,851
Other	—	—	—	—	—	43,112	43,112

Total	$—	$—	$—	$—	$2,051	$1,831,112	$1,833,163

Impaired Loans

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the original loan agreement. Generally, these loans are rated substandard or worse. Most impaired loans are classified as nonaccrual. However, there are some loans that are designated impaired due to doubt regarding collectability according to contractual terms, but are both fully secured by collateral and are current in their interest and principal payments. These impaired loans that are not classified as nonaccrual continue to pay as agreed. Impaired loans are measured for allowance requirements based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of an impairment allowance, if any and any subsequent changes are charged against the allowance for loan loss. In certain cases, portions of impaired loans are charged-off to the fair value of the loan instead of establishing a valuation allowance and are included, when applicable, in the table below as impaired loans “with no specific allowance recorded.” The valuation allowance disclosed below is included in the allowance for loan loss reported in the consolidated balance sheets as of September 30, 2016 and December 31, 2015.

The following tables present, by loan portfolio segment, the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, for the dates and periods indicated (dollars in thousands). This table excludes purchased credit impaired loans (loans acquired in acquisitions with deteriorated credit quality) of $1.7 million and $2.0 million at September 30, 2016 and December 31, 2015, respectively.

	September 30, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Commercial and Industrial	$456	$1,402	$—	$558	$1,027	$—
Commercial and Other Real Estate	252	286	—	649	692	—
With an allowance recorded:
Commercial and Industrial	—	—	—	—	—	—
Total
Commercial and Industrial	456	1,402	—	558	1,027	—
Commercial and Other Real Estate	252	286	—	649	692	—

Total	$708	$1,688	$—	$1,207	$1,719	$—

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and Industrial	$418	$—	$2,118	$—	$396	$—	$1,757	$—
Commercial and Other Real Estate	252	—	99	—	254	—	104	—
With a specific allowance recorded:
Commercial and Industrial	—	—	1,328	—	—	—	1,328	—
Commercial and Other Real Estate	—	—	413	—	—	—	550	—
Total:
Commercial and Industrial	418	—	3,446	—	396	—	3,085	—
Commercial and Other Real Estate	252	—	512	—	254	—	654	—

Total	$670	$—	$3,958	$—	$650	$—	$3,739	$—

The following is a summary of additional information pertaining to impaired loans for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest foregone on impaired loans	$22	$81	$68	$238
Cash collections applied to reduce principal balance	$230	$23	$282	$186
Interest income recognized on cash collections	$—	$—	$—	$—

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

The following tables include the recorded investment and unpaid principal balances for troubled debt restructured loans at September 30, 2016 and December 31, 2015 (dollars in thousands). These tables include TDR loans that were purchased credit impaired (“PCI”). TDR loans that are non-PCI loans are included in the Impaired Loans tables above. As of September 30, 2016, there were two PCI loans that are considered to be TDR loans with a recorded investment of $115 thousand and unpaid principal balances of $287 thousand.

	As of and for the Three Months Ended September 30, 2016			As of and for the Nine Months Ended September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Commercial and Industrial	$533	$1,230	$—	$533	$1,230	$—

Total	$533	$1,230	$—	$533	$1,230	$—

	As of and for the Three Months Ended September 30, 2015			As of and for the Nine Months Ended September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Commercial and Industrial	$1,780	$2,385	$—	$1,780	$2,385	$—
Commercial and Other Real Estate	99	105	—	99	105	—

Total	$1,879	$2,490	$—	$1,879	$2,490	$—

	As of and for the Twelve Months Ended December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Commercial and Industrial	$627	$1,363	$—

Total	$627	$1,363	$—

The following table shows the pre- and post-modification recorded investment in TDR loans by loan segment that have occurred during the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2016			2015
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Troubled Debt Restructured Loans:
Commercial and Industrial	1	$650	$184	3	$1,335	$1,335

Total	1	$650	$184	3	$1,335	$1,335

	Nine Months Ended September 30,
	2016			2015
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Troubled Debt Restructured Loans:
Commercial and Industrial	1	$650	$184	3	$1,335	$1,335

Total	1	$650	$184	3	$1,335	$1,335

There have been no payment defaults in the three or nine months ended September 30, 2016 or September 30, 2015 subsequent to modification on troubled debt restructured loans that have been modified within the last twelve months.

Loans are restructured in an effort to maximize collections. Impairment analyses are performed on the Company’s troubled debt restructured loans in conjunction with the normal allowance for loan loss process. The Company’s troubled debt restructured loans are analyzed to ensure adequate cash flow or collateral supports the outstanding loan balance.

There were no commitments to lend additional funds to borrowers whose terms have been modified in troubled debt restructurings at September 30, 2016 or December 31, 2015.

Loans Acquired Through Acquisition

The following table reflects the accretable net discount for acquired loans for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$11,928	$18,255	$14,610	$21,402
Accretion, included in interest income	(1,229)	(1,463)	(3,879)	(4,140)
Reclassifications to non-accretable yield	—	(5)	(32)	(475)

Balance, end of period	$10,699	$16,787	$10,699	$16,787

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

The following table reflects the outstanding balance and related carrying value of PCI loans as of the dates indicated (dollars in thousands):

	September 30, 2016		December 31, 2015
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and Industrial	$639	$314	$2,331	$477
Commercial and Other Real Estate	2,007	1,402	2,250	1,535
Other	—	—	61	—

Total	$2,646	$1,716	$4,642	$2,012

The following table reflects the activities in the accretable net discount for PCI loans for the period indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$205	$286	$246	$324
Accretion, included in interest income	(22)	(20)	(63)	(58)
Reclassifications from non-accretable yield	—	—	—	—

Balance, end of period	$183	$266	$183	$266

Note 7 – Qualified Affordable Housing Project Investments

The Company’s investment in Qualified Affordable Housing Projects that generate Low Income Housing Tax Credits (“LIHTC”) was $3.4 million at September 30, 2016 and $3.7 million at December 31, 2015. The funding liability for the LIHTC at September 30, 2016 was $647 thousand compared to $1.1 million at December 31, 2015. The amount of tax credits and other tax benefits recognized was $143 thousand and $436 thousand for the three and nine months ended September 30, 2016 and $146 thousand and $436 thousand for the three and nine months ended September 30, 2015, respectively. Further, the amount of amortization expense included in the provision for income taxes was $112 thousand and $336 thousand for the three and nine months ended September 30, 2016 and $114 thousand and $343 thousand for the three and nine months ended September 30, 2015, respectively. These investments and related tax credits are described more fully in Note 11 – Qualified Affordable Housing Project Investments in the Company’s Form 10-K for the year ended December 31, 2015.

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

As discussed in Note 5 – Investment Securities, the Company has pledged certain investments as collateral for these agreements. Securities with a fair value of $55 million and $47 million were pledged to secure the Repos at September 30, 2016 and December 31, 2015, respectively.

The tables below describe the terms and maturity of the Company’s securities sold under agreements to repurchase as of the dates indicated (dollars in thousands):

	September 30, 2016
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
September 30, 2016	$24,251	0.10% – 0.25%	3 days	October 3, 2016

Total	$24,251	0.24%

	December 31, 2015
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
December 31, 2015	$14,360	0.08% – 0.25%	4 days	January 4, 2016

Total	$14,360	0.19%

FHLB Borrowings

The Company maintains a secured credit facility with the FHLB, allowing the Company to borrow on an overnight and term basis. The Company’s credit facility with the FHLB is $694 million, which represents approximately 25% of the Bank’s total assets, as reported by the Bank in its June 30, 2016 Federal Financial Institution Examination Council (FFIEC) Call Report.

As of September 30, 2016, the Company had $953 million of loan collateral pledged with the FHLB which provides $633 million in borrowing capacity. The Company has $17 million in investment securities pledged with the FHLB to support this credit facility. In addition, the Company must maintain an investment in the capital stock of the FHLB. Under the FHLB Act, the FHLB has a statutory lien on the FHLB capital stock that the Company owns and the FHLB capital stock serves as further collateral under the borrowing line.

The Company had no outstanding advances (borrowings) with the FHLB as of September 30, 2016 or December 31, 2015.

Subordinated Debentures

The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated (dollars in thousands):

September 30, 2016
Series	Amount (in thousands)	Issuance Date	Maturity Date	Rate Index	Current Rate	Next Reset Date
Trust I	$6,186	12/10/04	03/15/35	3 month LIBOR + 2.05%	2.90%	12/15/16
Trust II	3,093	12/23/05	03/15/36	3 month LIBOR + 1.75%	2.60%	12/15/16
Trust III	3,093	06/30/06	09/18/36	3 month LIBOR + 1.85%	2.70%	12/15/16

Subtotal	12,372
Unamortized fair value adjustment	(2,555)

Net	$9,817

December 31, 2015
Series	Amount (in thousands)	Issuance Date	Maturity Date	Rate Index	Current Rate	Next Reset Date
Trust I	$6,186	12/10/04	03/15/35	3 month LIBOR + 2.05%	2.56%	03/15/16
Trust II	3,093	12/23/05	03/15/36	3 month LIBOR + 1.75%	2.26%	03/15/16
Trust III	3,093	06/30/06	09/18/36	3 month LIBOR + 1.85%	2.36%	03/15/16

Subtotal	12,372
Unamortized fair value adjustment	(2,675)

Net	$9,697

The Company had an aggregate outstanding contractual balance of $12.4 million in subordinated debentures at September 30, 2016. These subordinated debentures were acquired as part of the PC Bancorp merger and were issued to trusts originally established by PC Bancorp, which in turn issued trust preferred securities. These subordinated debentures were issued in three separate series. Each issuance had a maturity of 30 years from their approximate date of issue. All three subordinated debentures are variable rate instruments that reprice quarterly based on the three month London Interbank Offered Rate (“LIBOR”) plus a margin (see tables above). All three subordinated debentures had their interest rates reset in September 2016 at the current three month LIBOR plus their index, and will continue to reprice quarterly through their maturity date. All three subordinated debentures are currently callable at par with no prepayment penalties.

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

Derivative Financial Instruments Acquired from 1st Enterprise Bank

At September 30, 2016, the Company has twelve interest rate swap agreements with customers and twelve offsetting interest-rate swaps with a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Company a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating significant interest rate risk in the Company’s earnings.

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

The Company believes the risk of loss associated with counterparty borrowers relating to interest rate swaps is mitigated as the loans with swaps are underwritten to take into account potential additional exposure, although there can be no assurances in this regard since the performance of the swaps is subject to market and counterparty risk. At September 30, 2016 and December 31, 2015, the total notional amount of the Company’s swaps with the counterparty bank was $27 million and $28 million, respectively.

The following tables present the fair values of the asset and liability of the Company’s derivative instruments acquired from 1st Enterprise Bank as of the dates and periods indicated (dollars in thousands):

	September 30, 2016	December 31, 2015
Interest rate swap contracts fair value	$1,484	$881

Balance sheet location	Accrued Interest Receivable and Other Assets	Accrued Interest Receivable and Other Assets

	September 30, 2016	December 31, 2015
Interest rate swap contracts fair value	$1,484	$881

Balance sheet location	Accrued Interest Payable and Other Liabilities	Accrued Interest Payable and Other Liabilities

Derivative Financial Instruments Acquired from PC Bancorp

At September 30, 2016, the Company also has sixteen pay-fixed, receive-variable, interest rate swaps with one counterparty bank that are designed to convert fixed rate loans into variable rate loans.

The following table presents the notional amount and the fair values of the asset and liability of the Company’s derivative instruments acquired from PC Bancorp as of the dates indicated (dollars in thousands):

	Fair Value Hedges
	September 30, 2016	December 31, 2015
Total interest rate contracts notional amount	$22,001	$25,938

Derivatives not designated as hedging instruments:
Interest rate swap contracts fair value	$156	$313
Derivatives designated as hedging instruments:
Interest rate swap contracts fair value	940	1,351

Total interest rate contracts fair value	$1,096	$1,664

Balance sheet location	Accrued Interest Payable and Other Liabilities	Accrued Interest Payable and Other Liabilities

The Effect of Derivative Instruments on the Consolidated Statements of Income

The following table summarizes the effect of derivative financial instruments on the consolidated statements of income for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Derivatives not designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$66	$41	$156	$124
Payments on interest rate swap contracts on loans	(60)	(66)	(181)	(198)

Net decrease in other non-interest income	6	(25)	(25)	(74)

Derivatives designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$249	$142	$412	$583
Increase (decrease) in fair value of hedged loans	(68)	191	215	279
Payment on interest rate swap contracts on loans	(202)	(275)	(657)	(846)

Net decrease in interest income on loans	$(21)	$58	$(30)	$16

Under all of the Company’s interest rate swap contracts, the Company is required to pledge and maintain collateral for the credit support under these agreements. At September 30, 2016, the Company has pledged $2.3 million in investment securities, $2.7 million in certificates of deposit, for a total of $5.0 million, as collateral under the swap agreements.

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

The table below presents the Company’s financial instruments that may be eligible for offsetting which include securities sold under agreements to repurchase that have no enforceable master netting arrangement and derivative securities that could be offset in the consolidated financial statements due to an enforceable master netting arrangement (dollars in thousands):

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets / Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount (Collateral over liability balance required to be pledged)
				Financial Instruments	Collateral Pledged
September 30, 2016
Financial Assets:
Interest rate swap contracts fair value (See Note 9 – Derivative Financial Instruments)	$1,484	$—	$1,484	$1,484	$—	$—

Total	$1,484	$—	$1,484	$1,484	$—	$—

Financial Liabilities:
Interest rate swap contracts fair value (See Note 9 – Derivative Financial Instruments)	$2,580	$—	$2,580	$2,580	$5,041	$2,461
Securities sold under agreements to repurchase (See Note 8 – Borrowings and Subordinated Debentures)	24,251	—	24,251	24,251	55,250	30,999

Total	$26,831	$—	$26,831	$26,831	$60,291	$33,460

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets / Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount (Collateral over liability balance required to be pledged)
				Financial Instruments	Collateral Pledged
December 31, 2015
Financial Assets:
Interest rate swap contracts fair value (See Note 9 – Derivative Financial Instruments)	$881	$—	$881	$881	$—	$—

Total	$881	$—	$881	$881	$—	$—

Financial Liabilities:
Interest rate swap contracts fair value (See Note 9 – Derivative Financial Instruments)	$2,545	$—	$2,545	$2,545	$4,759	$2,214
Securities sold under agreements to repurchase (See Note 8 – Borrowings and Subordinated Debentures)	14,360	—	14,360	14,360	46,596	32,236

Total	$16,905	$—	$16,905	$16,905	$51,355	$34,450

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

On July 1, 2016, and effective January 1, 2016, the Company early adopted ASU 2016-09 which provides improvements to the accounting for employee share-based payments. See Note 2. Recent Accounting Pronouncements for additional information.

At September 30, 2016, future compensation expense related to unvested restricted stock grants are reflected in the table below (dollars in thousands):

Future Restricted Stock Expense
Remainder of 2016	$842
2017	1,910
2018	667
2019	185
Thereafter	36

Total	$3,640

At September 30, 2016, the weighted-average period over which the total compensation cost related to unvested restricted stock grants not yet recognized is 2.5 years. There was no future compensation expense related to unvested stock options as of September 30, 2016. All stock options outstanding at September 30, 2016 are vested.

Stock Options

The following table summarizes the share option activity under the plans as of the date and for the period indicated:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock options at December 31, 2015	557,471	$10.57	0.8	$8,248
Granted	—
Exercised	(411,964)
Forfeited	—
Expired	(4,500)

Outstanding stock options at September 30, 2016	141,007	$14.87	0.8	$1,121

Exercisable options at September 30, 2016	141,007	$14.87	0.8	$1,121
Unvested options at September 30, 2016	—	$—	—	$—

The total intrinsic value of options exercised during the three months ended September 30, 2016 and 2015 was $127 thousand and $606 thousand, respectively, and during the nine months ended September 30, 2016 and 2015, was $5.7 million and $1.9 million, respectively.

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

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Unvested at December 31, 2015	311,458	$19.29
Granted	132,809	23.12
Vested	(87,031)	17.53
Cancelled and forfeited	(11,375)	20.88

Unvested at September 30, 2016	345,861	$21.37

Restricted stock compensation expense was $939 thousand and $745 thousand for the three month period ended September 30, 2016 and 2015, respectively, and $2.7 million and $2.0 million for the nine month period ended September 30, 2016 and 2015, respectively. Restricted stock awards reflected in the table above are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed. In 2015, the Company granted 40 thousand shares of Restricted Stock Unit (“RSU”) under the Equity Plan to one of its executive officers. Such grant is reflected in the table above. The shares of common stock underlying the 40 thousand shares of RSU will not be issued until the RSUs vest and are not included in the Company’s shares issued and outstanding as of September 30, 2016. The RSUs are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed.

Note 12 - Shareholders’ Equity

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

During 2016, the Company issued 411,964 shares of stock from the exercise of stock options for a total value of $3.7 million. The Company also issued 132,809 shares of restricted stock to the Company’s directors and employees, cancelled 11,375 shares of unvested restricted stock related to employee turnover and cancelled 35,349 shares that had a value of $834 thousand when employees elected to pay their tax obligation via the repurchase of the stock by the Company. The Equity Plan, as amended, allows employees to make an election to have a portion of their restricted stock that became vested during the year repurchased by the Company to provide funds to pay the employee’s tax obligation related to the vesting of the stock.

Preferred Stock

The Company completed the merger with 1st Enterprise on November 30, 2014. As part of the Merger Agreement, 16,400 shares of preferred stock issued by 1st Enterprise as part of the Small Business Lending Fund (SBLF) program of the United States Department of the Treasury was converted into 16,400 CU Bancorp preferred shares with substantially identical terms. CU Bancorp Preferred Stock has a liquidation preference amount of $1 thousand per share, designated as the Company’s Non-Cumulative Perpetual Preferred Stock, Series A. The U.S. Department of the Treasury is the sole holder of all outstanding shares of CU Bancorp Preferred Stock. The CU Bancorp Preferred Stock had an estimated life of four years and the fair value was $16 million at the merger date, resulting in a net discount of $479 thousand. The life-to-date and the year-to-date accretion on the net discount as of September 30, 2016 are $1.1 million and $26 thousand, respectively. The net carrying value of the CU Bancorp Preferred Stock is $17 million ($16 million plus of $0.6 million net premium) as of September 30, 2016.

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

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Consolidated Statement of Income Line Item for Reclassified Items
	2016	2015
Beginning balance, net of tax	$778	$(48)
Net unrealized gain (loss) arising during the period	(540)	536
Related tax effect	227	(225)
Reclassification of (gain) loss on investment securities available-for-sale to net income	(141)	—	Gain on sale of securities, net
Related tax effect	59	—	Provision for income tax expense

Other Comprehensive Income (Loss)	(395)	311

Ending balance	$383	$263

	Nine Months Ended September 30,		Consolidated Statement of Income Line Item for Reclassified Items
	2016	2015
Beginning balance, net of tax	$(816)	$190
Net unrealized gain (loss) arising during the period	2,210	121
Related tax effect	(929)	(48)
Reclassification of (gain) loss on investment securities available-for-sale to net income	(141)	—	Gain on sale of securities, net
Related tax effect	59	—	Provision for income tax expense

Other Comprehensive Income (Loss)	1,199	73

Ending balance	$383	$263

Note 13 - Commitments and Contingencies

Litigation

From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company accrues for any probable loss contingencies that are estimable and discloses any material losses. As of September 30, 2016, there were no legal proceedings against the Company the outcome of which are expected to have a material adverse impact on the Company’s financial position, results of operations or cash flows, as a whole.

Financial Instruments with Off Balance Sheet Risk

See Note 21 – Commitments and Contingencies in the Company’s Form 10-K for the year ended December 31, 2015. Financial instruments with off balance sheet risk include commitments to extend credit of $920 million and $806 million at September 30, 2016 and December 31, 2015, respectively. Included in the aforementioned commitments were standby letters of credit outstanding of $87 million and $73 million at September 30, 2016 and December 31, 2015. The Company also has a reserve for estimated losses on unfunded loan commitments of $778 thousand and $608 thousand at September 30, 2016 and December 31, 2015, respectively. These reserves are included in other liabilities on the consolidated balance sheets.

Note 14 - Fair Value Information

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or on a non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are recorded at fair value, and those that are not recorded at fair value, are discussed below.

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

Cash and due from banks: The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

Interest earning deposits in other financial institutions: The carrying amount is assumed to be the fair value given the short-term nature of these deposits.

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

Securities classified as available-for-sale are accounted for at their current fair value rather than amortized historical cost. Unrealized gains or losses are excluded from net income and reported as an amount net of taxes as a separate component of accumulated other comprehensive income included in shareholders’ equity. Securities classified as held-to-maturity are accounted for at their amortized historical cost. As of each reporting date, both the available-for-sale and held-to-maturity securities are evaluated for OTTI on an individual basis.

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

Impaired Loans: The fair value of impaired loans is determined based on an evaluation at the time the loan is originally identified as impaired, and periodically thereafter, at the lower of cost or fair value. Fair value on impaired loans is measured based on the value of the collateral securing these loans, less costs to sell, if the loan is collateral dependent, or based on the cash flows for non-collateral dependent loans discounted at the loan’s original effective rate. Collateral dependent loans may be secured by either real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals performed by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically significant and unobservable. For unsecured loans, the estimated future cash flows of the business or borrower, discounted at the loan’s original effective rate, are used in determining the fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The inputs utilized in determining the fair value of impaired loans are unobservable and accordingly, these financial assets are classified within Level 3 of the fair value hierarchy.

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

Subordinated Debentures: The fair value of the three variable rate subordinated debentures (“debentures”) is estimated using a discounted cash flow calculation that applies the three month LIBOR plus the margin index at September 30, 2016, to the cash flows from the debentures, based on the actual interest rate the debentures were accruing at September 30, 2016. Because all three of the debentures re-priced on September 15, 2016 based on the current three month LIBOR index rate plus the index margin at that date, and with relatively little to no change in the three month LIBOR index rate from the re-pricing date through September 30, 2016, the current face value of the debentures and their calculated fair value are approximately equal. The inputs utilized in determining the fair value of subordinated debentures are observable and accordingly, these financial liabilities are classified within Level 2 of the fair value hierarchy.

Fair Value of Commitments: Loan commitments that are priced on an index plus a margin to a market rate of interest are reported at the carrying value of the loan commitment. Loan commitments on which the committed fixed interest rate is less than the current market rate were insignificant at September 30, 2016 and December 31, 2015.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis as of the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – September 30, 2016
Investment securities available-for-sale	$375,094	$—	$375,094	$—
Interest Rate Swap Contracts	1,484	—	1,484	—
Financial Liabilities – September 30, 2016
Interest Rate Swap Contracts	$2,580	$—	$2,580	$—
Financial Assets – December 31, 2015
Investment securities available-for-sale	$315,785	$—	$315,785	$—
Interest Rate Swap Contracts	881	—	881	—
Financial Liabilities – December 31, 2015
Interest Rate Swap Contracts	$2,545	$—	$2,545	$—

At September 30, 2016 and at December 31, 2015 the Company had no financial assets or liabilities that were measured at fair value on a recurring basis that required the use of significant unobservable inputs (Level 3). Additionally, there were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis for the period ended September 30, 2016.

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

There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a non-recurring basis during the three or nine months ended September 30, 2016.

The following table presents the balances of assets and liabilities measured at fair value on a non-recurring basis by caption and by level within the fair value hierarchy as of the dates indicated (dollars in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – September 30, 2016
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs (non-purchased credit impaired loans)	$242	$—	$—	$242
Other real estate owned	—	—	—	—

Total	$242	$—	$—	$242

Financial Assets – December 31, 2015
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs (non-purchased credit impaired loans)	$—	$—	$—	$—
Other real estate owned	325	—	—	325

Total	$325	$—	$—	$325

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of the dates indicated (dollars in thousands):

	Fair Value	Valuation Methodology	Valuation Model and/or Factors	Unobservable Input Values
Financial Assets – September 30, 2016
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-off	$58	Balance represents 100% guaranty by the SBA	Not Applicable	Not Applicable
	184	Assignment of expected proceeds from collateral sale	Not Applicable	Not Applicable

Total	$242

Financial Assets – December 31, 2015
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-off	$—	—	—	—
Other real estate owned	$325	Broker opinion of value	Sales approach Estimated selling costs	6%

Total	$325

Fair Value of Financial Assets and Liabilities

ASC Topic 825, “Financial Instruments,” requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of September 30, 2016 and December 31, 2015. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The description of the valuation methodologies used for financial assets and liabilities recorded at fair value and for those not recorded at fair value has been described above.

The table below presents the carrying values and estimated fair values of certain financial instruments based on their fair value hierarchy indicated (dollars in thousands):

			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Financial Assets
Cash and due from banks	$47,701	$47,701	$47,701	$—	$—
Interest earning deposits in other financial institutions	244,205	244,205	244,205	—	—
Investment securities available-for-sale	375,094	375,094	—	375,094	—
Investment securities held-to-maturity	40,073	40,691	—	40,691	—
Loans, net	1,956,570	1,993,667	—	—	1,993,667
Interest rate swap contracts	1,484	1,484	—	1,484	—
Financial Liabilities
Certificates of deposit	35,033	35,033	—	35,033	—
Securities sold under agreements to repurchase	24,251	24,251	—	24,251	—
Subordinated debentures	9,817	12,372	—	12,372	—
Interest rate swap contracts	2,580	2,580	—	2,580	—
December 31, 2015
Financial Assets
Cash and due from banks	$50,960	$50,960	$50,960	$—	$—
Interest earning deposits in other financial institutions	171,103	171,103	171,103	—	—
Investment securities available-for-sale	315,785	315,785	—	315,785	—
Investment securities held-to-maturity	42,036	42,339	—	42,339	—
Loans, net	1,817,481	1,851,220	—	—	1,851,220
Interest rate swap contracts	881	881	—	881	—
Financial Liabilities					—
Certificates of deposit	58,502	58,502	—	58,502	—
Securities sold under agreements to repurchase	14,360	14,360	—	14,360	—
Subordinated debentures	9,697	12,372	—	12,372	—
Interest rate swap contracts	2,545	2,545	—	2,545	—

Note 15 – Subsequent Events

We have evaluated events that have occurred subsequent to September 30, 2016 and have concluded there are no subsequent events that would require disclosure or recognition in the accompanying interim consolidated financial statements.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Quarterly Report on Form 10-Q (this “Report”) that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or in the markets in which we operate, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have made forward-looking statements in this document about the Company, for which the Company claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995.

The Company’s forward-looking statements include descriptions of management’s plans or objectives for future operations, products or services, and forecasts of the Company’s revenues, earnings or other measures of economic performance. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this report was prepared and can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words “believe,” “expect,” “intend,” “estimate,” “approximate,” “anticipate,” “project,” “assume,” “believe,” “plan,” “predict,” “likely,” or variations of these words as well as words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.”

Although we believe that management’s assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from management’s expectations, and those differences may be material and adverse to the Company’s business, results of operations and financial condition. Accordingly, investors should use caution in relying on forward-looking statements to anticipate future results or trends.

We make forward-looking statements as set forth above and regarding projected sources of funds, availability of acquisition and growth opportunities, dividends, adequacy of our allowance for loan losses and provision for loan losses, our loan portfolio and subsequent charge-offs and our consent order with federal and state regulatory agencies (“Consent Order”). Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the SEC, Item 1A of our Annual Report on Form 10-K, and the following:

•	Current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values, high unemployment rates and overall slowdowns in economic growth should these events occur.

•	The effects of trade, monetary and fiscal policies and laws.

•	Possible losses of businesses and population in the Los Angeles, Orange, Ventura, San Bernardino or Riverside Counties.

•	Loss of customer checking and money-market account deposits as customers pursue other higher-yield investments, particularly in a rising interest rate environment.

•	Possible changes in consumer and business spending and saving habits and the related effect on our ability to increase assets and to attract deposits.

•	Competitive market pricing factors.

•	Deterioration in economic conditions that could result in increased loan losses.

•	Risks associated with concentrations in real estate related loans.

•	Risks associated with concentrations in deposits.

•	Loss of significant customers.

•	Market interest rate volatility.

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

•	Changes in the speed of loan prepayments, loan origination and sale volumes, loan loss provisions, charge offs or actual loan losses.

•	Compression of our net interest margin.

•	Stability of funding sources and continued availability of borrowings to the extent necessary.

•	Changes in legal or regulatory requirements.

•	The inability of our internal disclosure controls and procedures to prevent or detect all errors or fraudulent acts.

•	Inability of our framework to manage risks associated with our business, including operational risk and credit risk, to mitigate all risk or loss to us.

•	Our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft.

•	The effects of man-made and natural disasters, including, but not limited to earthquakes, floods, droughts, brush fires, tornadoes and hurricanes.

•	The effect of labor and port slowdowns on small businesses.

•	Risks of loss of funding for the Small Business Administration (“SBA”), or SBA loan programs, or changes in those programs.

•	Lack of take-out financing or problems with sales or lease-up with respect to our construction loans.

•	Our ability to recruit and retain key management and staff.

•	Availability of, and competition for, acquisition opportunities.

•	Significant decline in the market value of the Company that could result in an impairment of goodwill.

•	Regulatory limits on the Bank’s ability to pay dividends to the Company.

•	The uncertainty of obtaining regulatory approval for various merger and acquisition opportunities.

•	New accounting pronouncements.

•	The impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and related rules and regulations on the Company’s business operations and competitiveness.

•	Our ability to comply with applicable capital and liquidity requirements (including the finalized Basel III capital standards), including our ability to generate capital internally or raise capital on favorable terms.

•	Increased regulation of the securities markets, including the securities of the Company, whether pursuant to the Sarbanes-Oxley Act of 2002, or otherwise.

•	Our ability to demonstrate compliance with the Consent Order to the satisfaction of the FDIC and the California Department of Business Oversight (CDBO).

•	The possibility that any expansionary activities or new products or services will be impeded while the FDIC and CDBO’s joint Consent Order remains outstanding.

•	Our ability to employ and retain additional qualified BSA staff or third parties.

•	Our ability to comply with the requirements set forth in the Consent Order

•	The effects of any damage to our reputation resulting from developments related to any of the items identified above.

Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events and specifically disclaims any obligation to revise or update such forward looking statements for any reason, except as may be required by applicable law. You should consider any forward looking statements in light of this explanation, and we caution you about relying on forward-looking statements.

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

Total assets increased $259 million or 10% from December 31, 2015 to $2.9 billion mainly due to deposit growth of $219 million and net income of $20 million. Loan growth during the nine months ended September 30, 2016 was concentrated primarily in Other Nonresidential Property loans of $77 million, Construction, Land Development and Other Land loans of $47 million, multifamily residential properties loans of $29 million and Owner-Occupied Nonresidential Properties loans of $22 million, offset by a $38 million decrease in Commercial and Industrial loans. At September 30, 2016, commercial and industrial loans, and owner-occupied real estate loans combined were $930 million or 47% of total loans, compared to $945 million or 52% of total loans.

Funding the Company’s loan growth for the nine months ended September 30, 2016 were increases in non-interest bearing demand deposits of $111 million and money market and savings deposits of $108 million. At both September 30, 2016 and December 31, 2015, non-interest bearing deposits represented 56% of total deposits. Tangible book value per common share was $13.84, $12.67 and $12.42 at September 30, 2016, December 31, 2015 and September 30, 2015, respectively.

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

Business Combinations

The Company has a number of fair value adjustments recorded within the consolidated financial statements that relate to the business combinations with California Oaks State Bank “COSB”, Premier Commercial Bancorp “PC Bancorp” and 1st Enterprise Bank “1st Enterprise” on December 31, 2010, July 31, 2012 and November 30, 2014, respectively. These fair value adjustments include goodwill, fair value adjustments on loans, core deposit intangible assets, other intangible assets, fair value adjustments to acquired lease obligations, fair value adjustments to certificates of deposit and fair value adjustments on derivatives. The assets and liabilities acquired through acquisitions have been accounted for at fair value as of the date of the acquisition. The goodwill that was recorded on the transactions represented the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized and is reviewed for impairment on October 1st of each year. If an event occurs or circumstances change that result in the Company’s fair value declining below its book value, the Company would perform an impairment analysis at that time.

Based on the Company’s 2015 goodwill impairment analysis, no impairment to goodwill has occurred. The Company is a sole reporting unit for evaluation of goodwill.

The core deposit intangibles on non-maturing deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed through acquisitions, are being amortized over the projected useful lives of the deposits. The weighted average remaining life of the core deposit intangible is estimated at approximately 5 years at September 30, 2016. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

The Allowance is an amount that management believes will be adequate to absorb estimated charge-offs related to specifically identified loans, as well as probable loan charge-offs inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. Management carefully monitors changing economic conditions, the concentrations of loan categories and collateral, the financial condition of the borrowers, the history of the loan portfolio, as well as historical peer group loan loss data to determine the adequacy of the Allowance. The Allowance is based upon estimates, and actual charge-offs may vary from the estimates. No assurance can be given that adverse future economic conditions will not lead to delinquent loans, increases in the provision for loan losses and/or charge-offs. These evaluations are inherently subjective, as they require estimates that are susceptible to significant revisions as conditions change. In addition, regulatory agencies, as an integral part of their examination process, may require changes to the Allowance based on their judgment about information available at the time of their examinations. Management believes that the Allowance as of September 30, 2016 is adequate to absorb known and probable losses in the loan portfolio.

The Allowance consists of specific and general components. The specific component relates to loans that are categorized as impaired. For loans that are categorized as impaired, a specific allowance is established when the fair value of the impaired loan is lower than the recorded investment of that loan. The general component covers non-impaired loans and is based on the type of loan and historical charge-off experience adjusted for qualitative factors.

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

Current Accounting Developments

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to reduce the complexity of certain aspects of the accounting for employee share-based payment transactions. In the third quarter of 2016, the Company elected the early adoption of this standard which requires the Company to reflect the adjustments resulting from the adoption effective January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The most significant impact of the new guidance resulted in recognition of excess tax benefits within the provision for income tax expense, which resulted in an increase to net income available to common shareholders and earnings per share. For additional information and the impact of the adoption, see Note 2, “Recent Accounting Pronouncements,” in Item 1. “Financial Statements.”

RESULTS OF OPERATIONS

Key Performance Measures

The following table presents key performance measures for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	Amounts		Increase (Decrease)		Amounts		Increase (Decrease)
	2016	2015	$	%	2016	2015	$	%
Net Income Available to Common Shareholders	$6,279	$5,970	$309	5.18%	$19,373	$14,852	$4,521	30.44%

Earnings per share
Basic	$0.36	$0.36	$—	—%	$1.13	$0.90	$0.23	25.56%
Diluted	$0.36	$0.35	$0.01	2.86%	$1.11	$0.88	$0.23	26.14%
Return on average assets (1)	0.87%	0.93%	(0.06)%	(6.45)%	0.93%	0.82%	0.11%	13.41%
Return on average tangible common equity (2)	10.30%	11.48%	(1.18)%	(10.28)%	11.10%	9.95%	1.15%	11.56%
Net interest margin (3)	3.72%	3.79%	(0.07)%	(1.85)%	3.77%	3.87%	(0.10)%	(2.58)%
Efficiency ratio (4)	59.96%	59.34%	0.62%	1.04%	57.73%	61.49%	(3.76)%	(6.11)%

(1)	Return on average assets is calculated by dividing net income available to common shareholders by the average assets for the period.
(2)	Return on average tangible common equity is calculated by dividing the Company’s net income available to common shareholders by average tangible common equity for the period. See the tables for return on average tangible common equity calculation and reconciliation to average common equity.
(3)	Net interest margin represents net interest income as a percent of interest earning assets.
(4)	Efficiency ratio represents non-interest expense as a percent of net interest income plus non-interest income, excluding gain on sale of securities, net.

Non-GAAP Financial Measure - Average Tangible Common Equity (TCE) Calculation and Reconciliation to Total Average Shareholders’ Equity

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Average Tangible Common Equity Calculation
Total average shareholders’ equity	$331,024	$295,189	$322,056	$288,719
Less: Average serial preferred stock	17,063	16,565	17,092	16,329
Less: Average goodwill	64,603	63,950	64,603	63,959
Less: Average core deposit and leasehold right intangibles	6,792	8,423	7,149	8,885

Average Tangible Common Equity	$242,566	$206,251	$233,212	$199,546

Annualized Net Income Available to Common Shareholders	$24,980	$23,685	$25,878	$19,857
Return on Average Tangible Common Equity	10.30%	11.48%	11.10%	9.95%

Operations Performance Summary

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Net income available to common shareholders for the three months ended September 30, 2016 was $6.3 million, or $0.36 per diluted share, compared to $6.0 million, or $0.35 per diluted share for the three months ended September 30, 2015. The $309 thousand increase, or 5.2%, was primarily due to a $2.3 million increase in loan interest income, which is the result of the Company’s strong organic loan growth since the prior period, offset by a $1.7 million, or 11.3% increase in non-interest expense. Included in the increase of non-interest expense were one-time expenses of $1.2 million in the three months ended September 30, 2016, of which $957 thousand were BSA compliance expenses related to the Consent Order, and $203 thousand in one-time expenses associated with the closing the Company’s Simi Valley administrative office. Salaries and other benefits expense increased $462 thousand, or 5.2%, as the Company’s active full-time equivalent employees grew to 285 at September 30, 2016, an increase of 19 from September 30, 2015. There were no merger expenses in the three months ended September 30, 2016, compared to $146 thousand in the year-ago period.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net income available to common shareholders for the nine months ended September 30, 2016 was $19.4 million, or $1.11 per diluted share, compared to $14.9 million, or $0.88 per diluted share for the nine months ended September 30, 2015. The $4.5 million increase, or 30.4%, was primarily driven by an increase in interest income on loans of $7.5 million, or 12.0%, which is the result of the Company’s strong organic loan growth since the prior period, offset by a $2.2 million increase in non-interest expense. Non-interest income increased slightly by $162 thousand or 1.9% while non-interest expense had an increase of $2.2 million, or 4.8%. Included in the increase of non-interest expense were one-time expenses of $1.2 million in the three months ended September 30, 2016, of which $957 thousand were BSA compliance expenses related to the Consent Order, and $203 thousand in one-time expenses associated with the closing the Company’s Simi Valley administrative office. Salaries and other benefits expense increased $1.7 million, or 6.5%, as the Company’s active full-time equivalent employees grew to 285 at September 30, 2016, an increase of 19 from September 30, 2015. Further, as a result of the early adoption of ASU 2016-09 on July 1, 2016, effective January 1, 2016, excess tax benefits of $914 thousand was recognized as a reduction to provision for income tax expense for the nine months ended September 30, 2016. For additional information and the impact of the adoption, see Note 2, “Recent Accounting Pronouncements,” in Item 1. “Financial Statements.”

Average Balances, Interest Income and Expense, Yields and Rates

Three and Nine Months Ended September 30, 2016 and 2015

The following tables present the Company’s average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yield/rate for the periods presented. All average balances are daily average balances (dollars in thousands).

	Three Months Ended
	September 30, 2016			September 30, 2015
	Average Balance	Interest	Average Yield/Rate (6)	Average Balance	Interest	Average Yield/Rate (6)
Interest Earning Assets:
Deposits in other financial institutions	$317,678	$478	0.59%	$329,640	$293	0.35%
Investment securities (1)	392,454	1,419	1.45%	281,476	1,124	1.60%
Loans (2)	1,965,509	23,958	4.85%	1,735,977	21,689	4.96%

Total interest earning assets	2,675,641	25,855	3.84%	2,347,093	23,106	3.91%
Non-interest earning assets	209,981			212,301

Total Assets	$2,885,622			$2,559,394

Interest Bearing Liabilities:
Interest bearing transaction accounts	$278,983	$102	0.14%	$268,877	$105	0.15%
Money market and savings deposits	789,208	524	0.26%	701,189	427	0.24%
Certificates of deposit	46,197	46	0.39%	61,243	53	0.34%

Total interest bearing deposits	1,114,388	672	0.24%	1,031,309	585	0.23%
Securities sold under agreements to repurchase	21,893	13	0.24%	15,306	9	0.23%
Subordinated debentures	9,831	122	4.86%	9,703	110	4.44%

Total interest bearing liabilities	1,146,112	807	0.28%	1,056,318	704	0.26%
Non-interest bearing demand deposits	1,389,196			1,190,170

Total funding sources	2,535,308			2,246,488
Non-interest bearing liabilities	19,290			17,717
Shareholders’ Equity	331,024			295,189

Total Liabilities and Shareholders’ Equity	$2,885,622			$2,559,394

Excess of interest earning assets over funding sources	$140,333			$100,605
Net interest income		$25,048			$22,402

Net interest rate spread (3)			3.56%			3.65%
Net interest margin (4)			3.72%			3.79%
Core net interest margin (5)			3.60%			3.64%

(1)	Average balances of investment securities available-for-sale are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(2)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(3)	Net interest rate spread represents the yield earned on average total interest earning assets less the rate paid on average total interest bearing liabilities.
(4)	Net interest margin is computed by dividing net interest income by average total interest earning assets.
(5)	Core net interest margin is computed by dividing annualized net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and interest recovered or reversed on non-accrual loans or other significant items based on management’s judgement, by average total interest-earning assets. See the reconciliation table for core net interest margin.
(6)	Annualized.

	Nine Months Ended
	September 30, 2016			September 30, 2015
	Average Balance	Interest	Average Yield/Rate (6)	Average Balance	Interest	Average Yield/Rate (6)
Interest Earning Assets:
Deposits in other financial institutions	$297,943	$1,334	0.59%	$264,560	$741	0.37%
Investment securities (1)	373,493	4,066	1.45%	272,820	3,355	1.64%
Loans (2)	1,908,097	69,701	4.88%	1,686,967	62,239	4.93%

Total interest earning assets	2,579,533	75,101	3.89%	2,224,347	66,335	3.99%
Non-interest earning assets	211,295			209,094

Total Assets	$2,790,828			$2,433,441

Interest Bearing Liabilities:
Interest bearing transaction accounts	$279,386	$300	0.14%	$254,092	$303	0.16%
Money market and savings deposits	752,138	1,519	0.27%	681,852	1,218	0.24%
Certificates of deposit	51,839	110	0.28%	61,875	150	0.32%

Total interest bearing deposits	1,083,363	1,929	0.24%	997,819	1,671	0.22%
Securities sold under agreements to repurchase	22,550	38	0.23%	12,896	21	0.22%
Subordinated debentures	9,770	359	4.83%	9,624	326	4.47%

Total interest bearing liabilities	1,115,683	2,326	0.28%	1,020,339	2,018	0.26%
Non-interest bearing demand deposits	1,335,878			1,106,491

Total funding sources	2,451,561			2,126,830
Non-interest bearing liabilities	17,211			17,892
Shareholders’ Equity	322,056			288,719

Total Liabilities and Shareholders’ Equity	$2,790,828			$2,433,441

Excess of interest earning assets over funding sources	$127,972			$97,517
Net interest income		$72,775			$64,317

Net interest rate spread (3)			3.61%			3.73%
Net interest margin (4)			3.77%			3.87%
Core net interest margin (5)			3.65%			3.77%

(1)	Average balances of investment securities available-for-sale are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(2)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(3)	Net interest rate spread represents the yield earned on average total interest earning assets less the rate paid on average total interest bearing liabilities.
(4)	Net interest margin is computed by dividing net interest income by average total interest earning assets.
(5)	Core net interest margin is computed by dividing annualized net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and interest recovered or reversed on non-accrual loans or other significant items based on management’s judgement, by average total interest-earning assets. See the reconciliation table for core net interest margin.
(6)	Annualized.

Net Changes in Average Balances, Composition, Yields and Rates

Three and Nine Months Ended September 30, 2016 and 2015

The following tables set forth the composition of average interest earning assets and average interest bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Three Months Ended September 30,
	2016			2015			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate (6)	Average Balance	% of Total	Average Yield/ Rate (6)	Average Balance	% of Total	Average Yield/ Rate (6)
Interest Earning Assets:
Deposits in other financial institutions	$317,678	11.9%	0.59%	$329,640	14.0%	0.35%	$(11,962)	(2.1)%	0.24%
Investment securities (1)	392,454	14.7%	1.45%	281,476	12.0%	1.60%	110,978	2.7%	(0.15)%
Loans (2)	1,965,509	73.4%	4.85%	1,735,977	74.0%	4.96%	229,532	(0.6)%	(0.11)%

Total interest earning assets	$2,675,641	100%	3.84%	$2,347,093	100.0%	3.91%	$328,548		(0.07)%
Interest Bearing Liabilities:
Non-interest bearing demand deposits	$1,389,196	54.8%		$1,190,170	53.0%		$199,026	1.8%
Interest bearing transaction accounts	278,983	11.0%	0.14%	268,877	12.0%	0.15%	10,106	(1.0)%	(0.01)%
Money market and savings deposits	789,208	31.1%	0.26%	701,189	31.2%	0.24%	88,019	(0.1)%	0.02%
Certificates of deposit	46,197	1.8%	0.39%	61,243	2.7%	0.34%	(15,046)	(0.9)%	0.05%

Total deposits	2,503,584	98.7%	0.11%	2,221,479	98.9%	0.10%	282,105	(0.2)%	0.01%
Securities sold under agreements to repurchase	21,893	0.9%	0.24%	15,306	0.7%	0.23%	6,587	0.2%	0.01%
Subordinated debentures	9,831	0.4%	4.86%	9,703	0.4%	4.44%	128	—%	0.42%

Total borrowings	31,724	1.3%	1.69%	25,009	1.1%	1.89%	6,715	0.2%	(0.20)%

Total funding sources	$2,535,308	100%	0.13%	$2,246,488	100.0%	0.12%	$288,820		0.01%

Excess of interest earning assets over funding sources	$140,333			$100,605			$39,728
Net interest rate spread (3)			3.56%			3.65%			(0.09)%
Net interest margin (4)			3.72%			3.79%			(0.07)%
Core net interest margin (5)			3.60%			3.64%			(0.04)%

(1)	Average balances of investment securities available-for-sale are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(2)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(3)	Net interest rate spread represents the yield earned on average total interest earning assets less the rate paid on average total interest bearing liabilities.
(4)	Net interest margin is computed by dividing net interest income by average total interest earning assets.
(5)	Core net interest margin is computed by dividing annualized net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and interest recovered or reversed on non-accrual loans or other significant items based on management’s judgement, by average total interest-earning assets. See the reconciliation table for core net interest margin.
(6)	Annualized.

	Nine Months Ended September 30,
	2016			2015			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate (6)	Average Balance	% of Total	Average Yield/ Rate (6)	Average Balance	% of Total	Average Yield/ Rate (6)
Interest Earning Assets:
Deposits in other financial institutions	$297,943	11.5%	0.59%	$264,560	11.9%	0.37%	$33,383	(0.4)%	0.22%
Investment securities (1)	373,493	14.5%	1.45%	272,820	12.3%	1.64%	100,673	2.2%	(0.19)%
Loans (2)	1,908,097	74.0%	4.88%	1,686,967	75.8%	4.93%	221,130	(1.8)%	(0.05)%

Total interest earning assets	$2,579,533	100%	3.89%	$2,224,347	100.0%	3.99%	$355,186		(0.10)%
Interest Bearing Liabilities:
Non-interest bearing demand deposits	$1,335,878	54.5%		$1,106,491	52.0%		$229,387	2.5%
Interest bearing transaction accounts	279,386	11.4%	0.14%	254,092	11.9%	0.16%	25,294	(0.5)%	(0.02)%
Money market and savings deposits	752,138	30.7%	0.27%	681,852	32.1%	0.24%	70,286	(1.4)%	0.03%
Certificates of deposit	51,839	2.1%	0.28%	61,875	2.9%	0.32%	(10,036)	(0.8)%	(0.04)%

Total deposits	2,419,241	98.7%	0.11%	2,104,310	98.9%	0.11%	314,931	(0.2)%	—%
Securities sold under agreements to repurchase	22,550	0.9%	0.23%	12,896	0.6%	0.22%	9,654	0.3%	(0.01)%
Subordinated debentures	9,770	0.4%	4.83%	9,624	0.5%	4.47%	146	(0.1)%	0.36%

Total borrowings	32,320	1.3%	1.64%	22,520	1.1%	2.06%	9,800	0.2%	(0.42)%

Total funding sources	$2,451,561	100%	0.13%	$2,126,830	100.0%	0.13%	$324,731		—%

Excess of interest earning assets over funding sources	$127,972			$97,517			$30,455
Net interest rate spread (3)			3.61%			3.73%			(0.12)%
Net interest margin (4)			3.77%			3.87%			(0.10)%
Core net interest margin (5)			3.65%			3.77%			(0.12)%

(1)	Average balances of investment securities available-for-sale are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(2)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(3)	Net interest rate spread represents the yield earned on average total interest earning assets less the rate paid on average total interest bearing liabilities.
(4)	Net interest margin is computed by dividing net interest income by average total interest earning assets.
(5)	Core net interest margin is computed by dividing annualized net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and interest recovered or reversed on non-accrual loans or other significant items based on management’s judgement, by average total interest-earning assets. See the reconciliation table for core net interest margin.
(6)	Annualized.

Volume and Rate Variance Analysis of Net Interest Income

Three and Nine Months Ended September 30, 2016 and 2015

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

	Three Months Ended September 30, 2016 vs. 2015
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income
Loans	$2,797	$(528)	$2,269
Deposits in other financial institutions	(9)	194	185
Investment securities	440	(145)	295

Total interest income	3,228	(479)	2,749

Interest Expense
Interest bearing transaction accounts	4	(7)	(3)
Money market and savings deposits	56	41	97
Certificates of deposit	(13)	6	(7)

Total deposits	47	40	87
Securities sold under agreements to repurchase	3	1	4
Subordinated debentures, net	2	10	12

Total borrowings	5	11	16

Total interest expense	52	51	103

Net Interest Income	$3,176	$(530)	$2,646

	Nine Months Ended September 30, 2016 vs. 2015
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income
Loans	$8,178	$(716)	$7,462
Deposits in other financial institutions	98	495	593
Investment securities	1,258	(547)	711

Total interest income	9,534	(768)	8,766

Interest Expense
Interest bearing transaction accounts	32	(35)	(3)
Money market and savings deposits	130	171	301
Certificates of deposit	(24)	(16)	(40)

Total deposits	138	120	258
Securities sold under agreements to repurchase	15	2	17
Subordinated debentures, net	6	27	33

Total borrowings	21	29	50

Total interest expense	159	149	308

Net Interest Income	$9,375	$(917)	$8,458

Non-GAAP Financial Measure - Reconciliation of Core Net Interest Margin to Net Interest Margin

The following table represents a reconciliation of GAAP net interest margin to core net interest margin (a non-GAAP financial measure) used by the Company. The table presents the information for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Interest Income	$25,048	$22,402	$72,775	$64,317
Less:
Accelerated accretion of fair value adjustment on early loan payoffs and other associated payoff benefits on acquired loans	806	881	2,362	1,666

Core Net Interest Income	$24,242	$21,521	$70,413	$62,651

Net interest margin	3.72%	3.79%	3.77%	3.87%
Core net interest margin	3.60%	3.64%	3.65%	3.77%

Composition of Net Deferred Loan Fees, Costs and Fair Value Discounts

The following table reflects the composition of the net deferred loan fees, costs and fair value discounts at September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Accretable loan discount	$10,882	$14,856
Non-Accretable loan discount	424	2,061

Remaining loan discount on acquired loans	11,306	16,917
Net deferred loan fees on organic loans	5,548	4,575

Total	$16,854	$21,492

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The net interest margin decreased 7 basis points to 3.72% for the three months ended September 30, 2016, compared to 3.79% for the three months ended September 30, 2015. The decrease in net interest margin is primarily due to average loans being a lower percentage of interest earning assets for the quarter ended September 30, 2016 than for the same quarter a year ago, due to strong growth in average deposits. Additionally, the existing low interest rate environment continues to contribute to the loan yield compression, as new loans have been originated at lower interest rates than those loans that have been paid off in 2015 and 2016. Loan yield compression has been mitigated as real estate loans become a higher percentage of the loan mix than commercial and industrial loans. Loan yields on real estate loans including construction loans are typically higher than the yields on commercial and industrial loans. The net interest margin for both quarters was positively impacted by the recognition of fair value discounts earned on early payoffs of acquired loans. For the quarter ended September 30, 2016, the Company recorded $629 thousand in discounts earned on early loan payoffs of acquired loans and other associated payoff benefits of $177 thousand, which had a positive impact on the net interest margin of 12 basis points. For the quarter ended September 30, 2015, the Company recorded $560 thousand in discounts earned on early loan payoffs of acquired loans and other associated payoff benefits of $321 thousand, which had a positive impact on the net interest margin of 15 basis points.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The net interest margin decreased 10 basis points to 3.77% for the nine months ended September 30, 2016, compared to 3.87% for the nine months ended September 30, 2015. The decrease in net interest margin is primarily due to average loans being a lower percentage of interest earning assets. The existing low interest rate environment continues to contribute to the loan yield compression, as new loans have been originated at lower interest rates than those loans that have been paid off in 2015 and 2016. For the nine months ended September 30, 2016, the Company recorded $1.9 million in discounts earned on early loan payoffs of acquired loans and other associated payoff benefits of $462 thousand, which had a positive impact on the net interest margin of 12 basis points. For the nine months ended September 30, 2015, the Company recorded $1.1 million in discounts earned on early loan payoffs of acquired loans and other associated payoff benefits of $522 thousand, which had a positive impact on the net interest margin of 11 basis points.

Provision for Loan Losses

Provision for loan losses for the three months ended September 30, 2016 was $697 thousand compared to $705 thousand for the three months ended September 30, 2015. The Company had $66 million of net organic loan growth for the quarter ended September 30, 2016, compared to $89 million for the same quarter a year ago. Net charge-offs for the three months ended September 30, 2016 were $802 thousand, compared to net recoveries of $136 thousand in 2015.

Provision for loan losses for the nine months ended September 30, 2016 was $2.4 million, compared to $2.8 million for the nine months ended September 30, 2015. The Company had $277 million of net organic loan growth for the nine months ended September 30, 2016, compared to $246 million for the nine months ended September 30, 2015. Net recoveries for the nine months ended September 30, 2016 were $307 thousand compared to net charge-offs of $476 thousand in 2015. See further discussion in Balance Sheet Analysis, Allowance for Loan Loss.

Non-Interest Income

The following table lists the major components of the Company’s non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%	2016	2015	$	%
Gain on sale of securities, net	$141	—	$141	—%	$141	$—	$141	—%
Gain on sale of SBA loans, net	189	640	(451)	(70.5)%	1,228	1,278	(50)	(3.9)%
Deposit account service charge income	1,210	1,159	51	4.4%	3,621	3,453	168	4.9%
Letters of credit income	279	187	92	49.2%	844	506	338	66.8%
Transaction referral income	278	—	278	100%	308	408	(100)	(24.5)%
Dividend income in equity securities	222	409	(187)	(45.7)%	593	1,106	(513)	(46.4)%
BOLI income	328	333	(5)	(1.5)%	976	947	29	3.1%
Other non-interest income	411	260	151	58.1%	1,142	993	149	15.0%

Total Non-Interest Income	$3,058	$2,988	$70	2.3%	$8,853	$8,691	$162	1.9%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Non-interest income increased $70 thousand or 2.3% to $3.1 million for the three months ended September 30, 2016 compared to $3.0 million for the three months ended September 30, 2015. The increase is primarily driven by a $278 thousand increase in transaction referral income, a $141 thousand of gain on sale of securities, a $92 thousand increase in letters of credit income, offset by a $451 thousand decrease in gain on sale of SBA loans. The $640 thousand gain on sale of SBA loans in the three months ended September 30, 2015 was the highest in Company history. The increase in non-interest income for the three months ended September 30, 2016 is further offset by a $187 thousand decrease in dividend income related to the Company’s investment in FHLB stock. In light of the consistent increase in the quarterly dividend rate from the FHLB in 2015, the Company began to accrue for the dividend as it was earned beginning in the third quarter of 2015. Previously the Company recorded the dividend as income in the period received; as a result, the accrual of $200 thousand for the dividend earned in the third quarter of 2015, which was received early in the fourth quarter of 2015, overlapped with the second quarter dividend payment of $200 thousand received and recorded as income early in the third quarter of 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Non-interest income increased $162 thousand or 1.9% to $8.9 million for the nine months ended September 30, 2016 compared to $8.7 million for the nine months ended September 30, 2015. This change was mainly due to a $338 thousand increase in letters of credit income, a $168 thousand increase in deposit account service charge income and a $141 increase in gain on sale of securities, offset by a $100 thousand decrease of transactional referral income and a $513 thousand decrease of dividend income related to the Company’s investment in FHLB stock. The decrease in dividend income is due to a $296 thousand special dividend received from the FHLB in the second quarter of 2015, coupled with the recognition of two quarters of dividend in the third quarter of 2015, as mentioned in the previous paragraph.

Non-Interest Expense

The following table lists the major components of the Company’s non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%	2016	2015	$	%
Salaries and employee benefits	$9,396	$8,934	$462	5.2%	$27,745	$26,045	$1,700	6.5%
Stock based compensation expense	939	810	129	15.9%	2,664	2,130	534	25.1%
Occupancy	1,673	1,465	208	14.2%	4,548	4,300	248	5.8%
Data processing	657	596	61	10.2%	1,910	1,872	38	2.0%
Legal and professional	1,434	412	1,022	248.1%	2,560	1,914	646	33.8%
FDIC deposit assessment	389	370	19	5.1%	1,098	1,054	44	4.2%
Merger related expenses	—	146	(146)	(100)%	—	498	(498)	(100)%
OREO loss and expenses	2	153	(151)	(98.7)%	85	179	(94)	(52.5)%
Office services expenses	413	383	30	7.8%	1,136	1,204	(68)	(5.6)%
Core deposit intangible amortization	320	419	(99)	(23.6)%	961	1,262	(301)	(23.9)%
Other operating expenses	1,544	1,379	165	11.97%	4,336	4,434	(98)	(2.2)%

Total Non-Interest Expense	$16,767	$15,067	$1,700	11.3%	$47,043	$44,892	$2,151	4.8%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Non-interest expense increased by $1.7 million or 11.3% to $16.8 million for the three months ended September 30, 2016 compared to $15.1 million for the three months ended September 30, 2015. The increase was largely related to the increases in salaries and employee benefits and legal and professional fees. The Company recorded one-time expenses of $1.2 million in the third quarter of 2016, of which $957 thousand were BSA expenses related to the Consent Order, and $203 thousand in one-time expenses associated with closing the Company’s Simi Valley administrative office. The following table shows the Company’s various non-recurring, non-interest expense related to the Consent Order and the Simi Valley office closure for the three months ended September 30, 2016:

Nonrecurring Costs Associated with BSA and Office Closure	Three Months Ended September 30, 2016
Non-Interest Expense
Salaries and employee benefits	$106,090
Occupancy	246,673
Legal and professional	601,822
FDIC deposit assessment	15,000
Other operating expenses	190,717

Total Non-Interest Expense	$1,160,302

Further, the increase in salaries and other benefits expense is attributable to the increase in the Company’s active full-time equivalent employees, which grew to 285 at September 30, 2016, an increase of 19 from September 30, 2015, with the majority of the increase attributable to the hiring of seven full-time equivalent employees near the end of the second quarter of 2016 and the hiring of an additional five in the third quarter of 2016. These hires were made in order to support the high level of customer service CUB provides, as well as address expanding regulatory and compliance requirements.

There were no merger expenses in the three months ended September 30, 2016, compared to $146 thousand in the year-ago period.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Non-interest expense increased $2.1 million or 4.8% to $47.0 million for the nine months ended September 30, 2016 compared to $44.9 million for the nine months ended September 30, 2015. The increase was largely related to increases in salaries and employee benefits and legal and professional fees, offset by decreases in merger related expenses and core deposit intangible amortization. The following table shows the Company’s various non-recurring, non-interest expense related to the Consent Order and the Simi Valley office closure for the nine months ended September 30, 2016:

Nonrecurring Costs Associated with BSA and Office Closure	Nine Months Ended September 30, 2016
Non-Interest Expense
Salaries and employee benefits	$106,090
Occupancy	246,673
Legal and professional	606,822
FDIC deposit assessment	15,000
Other operating expenses	288,485

Total Non-Interest Expense	$1,263,070

Further, the increase in salaries and other benefits expense is attributable to the increase in the Company’s active full-time equivalent employees, which grew to 285 at September 30, 2016, an increase of 19 from September 30, 2015, with the majority of the increase attributable to the hiring of seven full-time equivalent employees near the end of the second quarter of 2016 and the hiring of an additional five in the third quarter of 2016. These hires were made in order to support the high level of customer service CUB provides, as well as address expanding regulatory and compliance requirements.

Income Taxes

The Company’s effective tax rate is impacted by BOLI income and interest income from tax exempt securities and loans which are excluded from taxable income, and beginning in 2016, deductions from excess tax benefits from the exercise or vesting of share-based awards. In the third quarter of 2016, the Company elected the early adoption of ASU 2016-09, retroactively effective as of January 1, 2016. As a result of this new standard, excess tax benefits from exercise or vesting of share-based awards are now included as a reduction in provision for income tax expense in the period in which the exercise or vesting occurs. The impact of such excess tax benefits reduced the Company’s effective tax rate from 39.5% to 38.1% for the three months ended September 30, 2016, and from 39.8% to 37.0% for the nine months ended September 30, 2016. For the three months and the nine months ended September 30, 2016, the number of options exercised were 15,000 and 411,964, respectively. The tax rate will have more volatility, depending on the volume of vestings and exercises as well as the associated excess tax benefits generated. For additional information and the impact of the adoption, see Note 2, “Recent Accounting Pronouncements,” in Item 1. “Financial Statements.” In addition, the Company has invested in Qualified Affordable Housing Projects “LIHTC” that generate tax credits and benefits for the Company.

The effective tax rate for the three months ended September 30, 2016 was 38.1% compared to 34.9% for the three months ended September 30, 2015. For the three months ended September 30, 2015, the Company recognized a combined one-time benefit of $465 thousand primarily relating to the filing of the final 1st Enterprise tax returns and the CU Bancorp tax return for the year ended December 31, 2014. The effective tax rate for the nine months ended September 30, 2016 was 37.0% compared to 37.8% for the nine months ended September 30, 2015. The Company operates in the Federal and California jurisdictions and the blended statutory tax rate for Federal and California income taxes is 42.05%.

FINANCIAL CONDITION

Balance Sheet Analysis

Total assets increased $259 million during the nine months ended September 30, 2016, to $2.9 billion with an increase of $70 million in cash and cash equivalents, an increase of $57 million in investment securities, and an increase of $142 million in loans. The increase in loans from the end of the prior year was due to organic loan growth. Net organic loan growth during the period was $277 million, partially offset by $135 million of pay downs in the acquired loan portfolios from the COSB, PC Bancorp acquisitions and 1st Enterprise merger.

Funding the asset growth for the Company for the first nine months of 2016 was the growth in deposits of $219 million and net income of $20 million. Further, the deposit growth of $219 million is the result of a $111 million increase in non-interest bearing deposits and a $108 million increase in money market and savings deposits. Non-interest bearing deposits represented 56% of total deposits at both September 30, 2016, and December 31, 2015.

Lending

The following table presents the composition of the loan portfolio at the dates indicated (dollars in thousands):

	September 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Commercial and Industrial Loans:	$499,439	25%	$537,368	29%
Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	430,218	22%	407,979	23%
Other Nonresidential Properties	610,267	31%	533,168	29%
Construction, Land Development and Other Land	172,441	9%	125,832	7%
1-4 Family Residential Properties	122,955	6%	114,525	6%
Multifamily Residential Properties	100,003	5%	71,179	4%

Total Loans Secured by Real Estate	1,435,884	73%	1,252,683	69%

Other Loans:	39,618	2%	43,112	2%

Total Loans	$1,974,941	100%	$1,833,163	100%

The following table is a breakout of the Company’s gross loans stratified by the industry concentration of the borrower by their respective NAICS code at the dates indicated (dollars in thousands):

	September 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Real Estate	$1,008,655	51%	$857,021	47%
Manufacturing	172,659	9%	174,773	10%
Construction	161,393	8%	161,618	9%
Wholesale	115,546	6%	134,093	7%
Hotel/Lodging	119,200	6%	105,741	6%
Finance	95,212	5%	87,734	5%
Professional Services	56,646	3%	60,952	3%
Healthcare	50,091	3%	47,293	3%
Other Services	45,621	2%	45,002	3%
Retail	29,134	2%	38,928	2%
Restaurant/Food Service	24,109	1%	26,226	1%
Administrative Services	19,385	1%	23,736	1%
Transportation	17,739	1%	22,237	1%
Information	29,094	1%	20,171	1%
Education	8,671	—%	9,244	1%
Management	7,120	—%	8,137	—%
Entertainment	9,805	1%	6,188	—%
Other	4,861	—%	4,069	—%

Total Loans	$1,974,941	100%	$1,833,163	100%

The Company’s loan origination and lending activities continue to be focused primarily on direct contact with its borrowers through the Company’s relationship managers and/or executive officers. We continue to establish new relationships and expand our current business. Total loans were $2.0 billion at September 30, 2016, an increase of $142 million or 7.7%, from $1.8 billion at December 31, 2015. The Company had approximately $277 million of net organic loan growth, which was partially offset by approximately $135 million in loan pay downs from the acquired loan portfolios. The increase in total loans from the end of the prior year included a $22 million increase in the owner-occupied non-residential properties portfolio, a $77 million increase in the other nonresidential real estate properties portfolio, a $47 million increase in the construction, land development and other land portfolio, and a $29 million increase in the multifamily residential properties portfolio. These increases were offset by a decrease of $38 million in commercial and industrial loans. The yields on new loans originated during the first three quarters of 2016 have averaged 4.13%.

While commercial and industrial loans declined by $38 million from December 31, 2015, the Company’s commercial line of credit commitments have remained stable at $887 million at both September 30, 2016 and December 31, 2015, and the Company’s commercial and industrial line of credit utilization was 45% at September 30, 2016, and 46% as of December 31, 2015. The decrease in commercial and industrial loans was due to various reasons including the sale of two of our customer’s businesses during the second quarter of 2016, and the loss of two relationships in the third quarter, one which was risk rated substandard, and the other where a competitor offered an aggressive structure that we chose not to match. Due to the dynamic nature of commercial and industrial lending, actual credit utilization may experience ebbs and flows.

Commercial and industrial loans and owner-occupied real estate loans combined were $930 million or 47% of total loans at September 30, 2016, compared to $945 million or 52% at December 31, 2015. Of the total commercial and industrial loans, 19% was unsecured at both September 30, 2016 and December 31, 2015.

Other non-residential loans increased by $77 million from the end of the prior year, which included one new hotel loan near Disneyland of $15 million originated during the third quarter of 2016. The Company originates other non-residential loans with well-structured terms and guarantees, primarily collateralized by commercial buildings. Multifamily residential properties increased by $29 million, primarily related to three new loans totaling $18 million in Los Angeles County and one loan of $8 million in San Bernardino County.

Included in loan growth from the end of the prior year was a $47 million increase in the construction lending portfolio, which primarily consists of 1-4 single family and multifamily construction projects in Los Angeles County undertaken by customers that have long-term relationships with the Company.

The Company had 55 commercial banking relationship managers and 9 commercial real estate relationship managers at September 30, 2016. This compares to 53 commercial banking relationship managers and 9 commercial real estate relationship managers at December 31, 2015.

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

We do not have any concentrations in our loan portfolio except for the level of loans that are secured by real estate and the level of loans to the real estate industry as presented in the tables above. Although the Bank’s real estate concentration this quarter ending September 30, 2016 exceeds 300% of total risk based capital, the Company has maintained its relationship based approach to lending which has resulted in nominal charge-off experience in the real estate portfolio since the Company’s inception. Management plans to continue originating the same quality real estate loans that are currently included in its loan portfolio.

Allowance for Loan Loss

The Allowance increased by $105 thousand, to $18 million during the quarter ended September 30, 2016, due to a provision for loan losses of $697 thousand with net charge-offs of $802 thousand. The Allowance as a percentage of total loans was 0.93% at September 30, 2016 and 0.86% at December 31, 2015. The increase in the allowance ratio is primarily due to net organic loan growth. The Allowance as a percentage of loans (excluding loan balances and the related Allowance on loans acquired through acquisition) was 1.20% and 1.25%, respectively, at September 30, 2016 and December 31, 2015. The decrease in the allowance ratio related to organic loans was directly attributable to the strong credit performance of the loan portfolio in 2016, which reflects the Company’s continuing commitment to prudent underwriting and credit management.

The Company’s management considered the following factors in evaluating the allowance for loan loss at September 30, 2016:

•	During the nine months ended September 30, 2016 there were five loan charge-offs totaling $827 thousand and loan recoveries of $1.1 million. Of the $1.1 million recoveries, $800 thousand was related to an acquired construction loan.

•	There were eleven non-accrual loans totaling $1.2 million with no specific allowance required at September 30, 2016

•	The overall growth and composition of the loan portfolio

•	Changes to the overall economic conditions within the markets in which the Company makes loans

•	Concentrations within the loan portfolio

•	The remaining fair value adjustments on loans acquired through acquisition

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

The Allowance and the reserve for unfunded loan commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. In considering all of the above factors, management believes that the Allowance at September 30, 2016 is adequate. Although the Company maintains its Allowance at a level which it considers adequate to provide for probable loan losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

The following table is a summary of the activity for the Allowance as of the dates and for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Allowance for loan loss at beginning of period	$18,476	$14,124	$15,682	$12,610
Provision for loan losses	697	705	2,382	2,831
Net (charge-offs) recoveries:
Charge-offs	(807)	(42)	(827)	(933)
Recoveries	5	178	1,134	457

Net (charge-offs) recoveries	(802)	136	307	(476)

Allowance for loan loss at end of period	$18,371	$14,965	$18,371	$14,965

Net (charge-offs) recoveries to average loans	(0.04)%	0.01%	0.02%	(0.03)%

The following is a summary of our asset quality data and key ratios at the dates indicated (dollars in thousands):

	September 30, 2016	December 31, 2015
Loans originated by the Bank on non-accrual	$—	$89
Loans acquired through acquisition that are on non-accrual	1,223	1,962

Total non-accrual loans	1,223	2,051
Other Real Estate Owned	—	325

Total non-performing assets	$1,223	$2,376

Net charge-offs (recoveries) year to date	$(307)	$2,009
Non-accrual loans to total loans	0.06%	0.11%
Total non-performing assets to total assets	0.04%	0.09%
Allowance for loan losses to total loans	0.93%	0.86%
Allowance for loan losses to total loans accounted at historical cost, which excludes loans acquired by acquisition	1.20%	1.25%
Allowance for loan losses to non-accrual loans accounted at historical cost, which excludes non-accrual loans acquired by acquisition and related allowance	—	17583%
Allowance for loan losses to total non-accrual loans	1503%	764%

Deposits

The following table presents the balance of each major category of deposits at the dates indicated (dollars in thousands):

	September 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Non-interest bearing demand deposits	$1,399,320	56%	$1,288,085	56%
Interest bearing transaction accounts	284,154	11%	261,123	11%
Money market and savings deposits	786,882	32%	679,081	30%
Certificates of deposit	35,033	1%	58,502	3%

Total deposits	$2,505,389	100%	$2,286,791	100%

Total deposits increased $219 million to $2.5 billion at September 30, 2016, primarily due to a $111 million increase in non-interest bearing demand deposits, a $108 million increase in money market and savings deposits, a $23 million increase in interest bearing transaction accounts, offset by a decrease of $23 million in certificates of deposit. The strong growth in deposits during this period came primarily from existing relationships. Non-interest bearing deposits represented 56% of total deposits at September 30, 2016 and December 31, 2015.

Management believes one of the strengths of the Company continues to be its core deposit franchise with a cost of deposits of 0.11% for the three and nine months ended September 30, 2016.

LIQUIDITY

The following table provides a summary of the Bank’s primary and secondary liquidity levels at the dates indicated (dollars in thousands):

	September 30, 2016	December 31, 2015
	Amount	Amount
Primary Liquidity-On Balance Sheet:
Cash and due from banks	$47,701	$50,960
Interest earning deposits in other financial institutions	244,205	171,103
Investment securities available-for-sale	375,094	315,785
Less: pledged cash and due from banks	—	—
Less: pledged investment securities	(194,485)	(197,251)

Total primary liquidity	$472,515	$340,597

Ratio of primary liquidity to total deposits	18.9%	14.9%
Additional Liquidity Not Included In Primary Liquidity:
Certificates of deposit in other financial institutions	$51,490	$56,860
Less: Certificate of deposits pledged	(2,731)	(2,731)

Total additional liquidity	$48,759	$54,129

Secondary Liquidity-Off-Balance Sheet:
Available Borrowing Capacity:
Total secured borrowing capacity with FHLB	$694,084	$544,132
Fed Funds borrowing lines	72,000	72,000
Secured credit line with the FRBSF	7,802	18,708

Total secondary liquidity	$773,886	$634,840

As of September 30, 2016, the Company’s primary sources of liquidity consisted of the balances reflected in the table above. The Company’s primary overnight liquidity consisted of cash and due from banks and interest earning deposits at financial institutions. The amount of funds maintained directly with the Federal Reserve included in interest earning deposits in other financial institutions was $172 million and $102 million, at September 30, 2016 and December 31, 2015, respectively. The next source of liquidity is the money market accounts at other banks. Furthermore, the Company has collateralized borrowings and unsecured borrowing facilities. In addition, the Company has $49 million in unpledged certificates of deposits in other financial institutions where the average maturity is approximately 6 months that could be utilized over time to supplement the liquidity needs of the Company.

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

As an additional source of liquidity, the Company maintains credit facilities in the form of Fed Funds Borrowing Lines of $72 million with its primary correspondent banks for the purchase of overnight Federal funds. The lines are subject to availability of funds and have restrictions as to the number of days used, consecutively and in total during a month, $5 million of these credit facilities require the pledging of investment securities.

The Company has established a secured credit facility with the FHLB of San Francisco which allows the Bank to borrow up to 25% of the Bank’s total assets, which equates to a credit line of approximately $694 million at September 30, 2016. The Company currently has no outstanding borrowings with the FHLB. As of September 30, 2016, the Company had $953 million of loan collateral pledged with the FHLB. This level of loan collateral would provide the Company with $633 million in borrowing capacity. The Company also had $17 million in securities serving as collateral for an additional $16 million in borrowing capacity. Any amount of borrowings in excess of the $649 million, up to the Company’s borrowing capacity of $694 million, would require the Company to pledge additional collateral. In addition, the Company must maintain a certain investment in the common stock of the FHLB. The Company’s investment in the common stock of the FHLB is $9 million at September 30, 2016. This level of capital would allow the Company to borrow up to $340 million of the $649 million. Any advances from the FHLB in excess of the $340 million would require additional purchases of FHLB common stock.

The Company maintains a secured credit facility with the Federal Reserve Bank of San Francisco (“FRBSF”) which is collateralized by investment securities pledged with the FRBSF. At September 30, 2016, the Company’s available borrowing capacity was $8 million.

The Company maintains investments in short term certificates of deposit with other financial institutions, with an average remaining maturity of approximately 6 months, with various balances maturing monthly. The Company had balances of $51 million and $57 million at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, $2.7 million of the Company’s certificates of deposit with other financial institutions were pledged as collateral as credit support for the interest rate swap contracts and are not available as a source of liquidity.

The Company’s commitments to extend credit (off-balance sheet liquidity risk) are agreements to lend funds to customers as long as there are no covenant violations as established in the loan agreement. The total commitment amounts do not necessarily represent future cash requirements. Financial instruments with off-balance sheet risk for the Company include both undisbursed loan commitments, as well as undisbursed letters of credit. The Company’s exposure to extend credit was $920 million and $806 million at September 30, 2016 and December 31, 2015, respectively.

The holding company liquidity on a stand-alone basis was $8.7 million and $6.8 million, in cash on deposit at the Bank, at September 30, 2016 and December 31, 2015, respectively. Management believes this amount of cash is currently sufficient to fund the holding company’s cash flow needs over at least the next twelve to twenty-four months.

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

As of September 30, 2016, both CU Bancorp “the holding company” and the Bank had positive retained earnings and positive net income that would allow either of them to declare and pay a dividend as of September 30, 2016. However, neither the holding company nor the Bank has plans to declare and pay a cash dividend on the common stock at the current time.

The Company has a program to repurchase a portion of an employee’s outstanding restricted stock upon the vesting of this restricted stock, but only in amounts necessary to cover the employee tax withholding obligations at the option of the restricted stockholder (employee). Beginning in July 2016, withheld taxes may be higher than the minimum tax rate as a result of the Company’s early adoption of ASU 2016-09. This program was designed to provide the Bank’s employees with the financial ability to cover their tax liability obligation associated with the vesting of their restricted stock at the date of vesting. These transactions under the State of California Corporations Code are defined as distributions to shareholders.

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

At September 30, 2016, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” for Prompt Corrective Action (“PCA”) purpose and the Basel III minimum capital ratios with buffer (effective January 1, 2016) under the current capital guidelines. The following tables present the regulatory capital ratios requirements and the actual capitalization levels of the Company and the Bank as of the dates indicated (dollars in thousands):

CU Bancorp

	September 30, 2016	December 31, 2015	Well Capitalized	Basel III Minimum with Buffer
	Amount	Amount	(greater than or equal to)
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.83%	9.67%	5.0%	NA
Common Equity Tier 1 ratio	9.77%	9.61%	6.5%	5.125%
Total Tier 1 risk-based capital ratio	10.90%	10.85%	8.0%	6.625%
Total risk-based capital ratio	11.66%	11.54%	10.0%	8.625%
Regulatory Capital Data:
Common Equity Tier 1	$248,219	$223,977
Total Tier 1 capital	276,945	252,681
Total risk-based capital	296,094	268,971
Average total assets*	2,818,315	2,611,774
Risk-weighted assets	2,540,431	2,329,770

*	Represents the average total assets for calculation of the leverage ratio

California United Bank

	September 30, 2016	December 31, 2015	Well Capitalized	Basel III Minimum with Buffer
	Amount	Amount	(greater than or equal to)
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.46%	9.34%	5.0%	NA
Common Equity Tier 1 ratio	10.50%	10.47%	6.5%	5.125%
Total Tier 1 risk-based capital ratio	10.50%	10.47%	8.0%	6.625%
Total risk-based capital ratio	11.25%	11.17%	10.0%	8.625%
Regulatory Capital Data:
Common Equity Tier 1	$266,751	$234,989
Tier 1 capital	266,751	243,989
Total risk-based capital	285,900	260,279
Average total assets*	2,818,604	2,612,206
Risk-weighted assets	2,541,033	2,329,798

*	Represents the average total assets for calculation of the leverage ratio

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

Consent Order

On September 23, 2016, California United Bank (the “Bank”), the wholly owned subsidiary of CU Bancorp (the “Company”) entered into a Stipulation to the Issuance of a Consent Order with its bank regulatory agencies, the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Business Oversight (“CDBO”), consenting to the issuance of a consent order (the “Consent Order”) relating to weaknesses in the Bank’s Bank Secrecy Act and Anti-Money Laundering (collectively “BSA”) compliance program. In consenting to the issuance of the Consent Order, the Bank did not admit or deny any charges of unsafe or unsound banking practices related to the BSA compliance program.

Under the terms of the Consent Order the Bank and/or its Board of Directors is required to take certain actions which include, but are not limited to: a) Increasing Board supervision of the BSA compliance program; b) Notification to the regulatory agencies prior to appointment of a new BSA Officer or the executive to whom the BSA Officer reports; c) Formulation of a written action plan describing the actions to be taken to correct BSA/AML related deficiencies, a revised, written BSA/AML compliance program and review and enhancement of the Bank’s BSA risk assessment; d) Performance of a review of BSA staffing needs; e) Enhancement of internal controls to ensure full compliance with the BSA; f) Establishment of an independent testing program for compliance with the BSA rules and regulations; and g) Obtaining regulatory agency consent for expansionary activities such as new branches, offices, delivery channels, products and services.

The Consent Order is expected to result in additional BSA compliance expenses for the Bank and the Company. It may also have the effect of limiting or delaying the Bank’s and the Company’s ability to obtain regulatory approval for certain expansionary activities, to the extent desired by the Company. The Consent Order does not otherwise impact the Bank’s business activities outside of BSA. The Consent Order does not require the Bank to pay any civil money penalty or require additional capital. The Consent Order will remain in effect and be enforceable until it is modified, terminated, suspended or set aside by the FDIC and the CBDO. Management and the Board have expressed their full intention to comply with all parts of the Consent Order at the earliest possible date.

Number of Employees

The number of active full-time equivalent employees increased from 266 at December 31, 2015 to 285 at September 30, 2016.

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

The Company’s exposure to interest rate risk is reviewed by the Company’s management Asset/Liability Committee formally on a quarterly basis and on an ongoing basis. The main tool used to monitor interest rate risk is a dynamic simulation model that quantifies the estimated exposure of net interest income to sustained interest rate changes. The simulation model estimates the impact of changing interest rates on interest income from all interest earning assets and interest expense paid on all interest bearing liabilities reflected on the Company’s balance sheet. This sensitivity analysis is compared to the Company’s policy limits, which specify a maximum tolerance level for net interest income exposure over a one-year horizon assuming no balance sheet growth, given a 400 basis point upward (maximum) and 300 basis point downward (maximum) shift in interest rates, in 100 basis point increments.

At September 30, 2016, the Company had sixteen pay-fixed, receive-variable interest rate contracts that were designed to convert fixed rate loans into variable rate loans. Fourteen of these swap contacts are designated as fair value hedges. For additional information on these interest rate contracts, see Note 9 – Derivative Financial Instruments located in Part I, Item 1.—Notes to the Consolidated Financial Statements.

The Company has no market risk sensitive instruments held for trading purposes. Management believes that the Company’s market risk is reasonable at this time.

The following depicts the Company’s net interest income sensitivity analysis as of September 30, 2016 (dollars in thousands):

Simulated Rate Changes	Estimated Net Interest Income Sensitivity
+ 400 basis points	32.1%	$28,769
+ 100 basis points	7.9%	$7,115
- 200 basis points (1)	(7.9)%	$(7,042)

(1)	The simulated rate change under the -200 basis points reflected above actually reflects only a maximum negative 50 basis points or less decline in actual rates based on the current targeted Fed Funds target rate by the government of 0.25% to 0.50%. The -200 simulation model reflects repricing of liabilities of less than 0.25% due to the Company paying significantly less than 25 basis points on its deposit accounts, and higher downward repricing of the Company’s interest earning assets in the -200 simulation model.

The Company is currently asset sensitive. The estimated sensitivity does not necessarily represent our forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits and replacement of asset and liability cash flows. The effective duration of the Company’s investment securities portfolio is approximately 1.6 years at September 30, 2016, compared to 2.1 years at December 31, 2015. Management considers the current effective duration to be relatively low and future purchases may increase this measurement if doing so will provide increased earnings while keeping the duration near 2. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

Variable rate loans make up 73% of the loan portfolio. Of the total variable rate loans, 53% are tied to the Prime index with $589 million subject to repricing within 30 days of a 25 basis point increase in Prime rate. However, the Company has floors on some of its loans. At September 30, 2016, 40% of variable rate loans are at their floor, and thus an increase in the underlying index may not necessarily result in an increase in the coupon until the loan index plus margin exceeds that floor. The remaining 47% of the variable rate loans are tied to other indexes with longer repricing frequencies such as the Treasury index and the LIBOR index. The increase in the LIBOR rate during 2016 has not had an effect on our loan yields as only 13% of our variable rate loans are tied to the LIBOR index.

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

The Company’s static GAP as of September 30, 2016, is not materially different from that reported at December 31, 2015 and is thus not included in this 10-Q. See the Company’s Static Gap reports under “Item7A-Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2015 Annual Report on Form 10-K.

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

b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the fiscal quarter that ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time the Company is involved in certain legal actions arising from normal business activities. The Company believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed under “Part I. Item 1A. Risk Factors” included in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015. These risk factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional Risk Factors have been set out below in this Quarterly Report on Form 10-Q relative to the Consent Order between the Bank and the FDIC and CDBO disclosed in the Company’s 8-K filing on September 26, 2016.

The Company and the Bank are operating under enhanced regulatory supervision that could materially and adversely affect our business.

On September 23, 2016, California United Bank (the “Bank”), the wholly owned subsidiary of the Company entered into a Stipulation to the Issuance of a Consent Order with its bank regulatory agencies, the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Business Oversight (“CDBO”), consenting to the issuance of a consent order (the “Consent Order”) relating to weaknesses in the Bank’s Bank Secrecy Act and Anti-Money Laundering (collectively “BSA”) compliance program.

Under the terms of the Consent Order the Bank and/or its Board of Directors is required to take certain actions which include, but are not limited to: a) Increasing Board supervision of the BSA compliance program; b) Notification to the regulatory agencies prior to appointment of a new BSA Officer or the executive to whom the BSA Officer reports; c) Formulation of a written action plan describing the actions to be taken to correct BSA/AML related deficiencies, a revised, written BSA/AML compliance program and review and enhancement of the Bank’s BSA risk assessment; d) Performance of a review of BSA staffing needs; e) Enhancement of internal controls to ensure full compliance with the BSA; f) Establishment of an independent testing program for compliance with the BSA rules and regulations; and g) Obtaining regulatory agency consent for expansionary activities such as new branches, offices, delivery channels, products and services.

The Consent Order is expected to result in additional BSA compliance expenses for the Bank and the Company. It may also have the effect of limiting or delaying the Bank’s and the Company’s ability to obtain regulatory approval for certain expansionary activities, to the extent desired by the Company.

Our failure to comply with the Consent Order may result in additional regulatory action, including civil money penalties against the Bank and its officers and directors or enforcement of the Consent Order through court proceedings, which could have a material and adverse effect on our business, results of operations, financial condition, cash flows and stock price.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

(a) None.

(b) None.

ITEM 6. Exhibits

(a) Index to Exhibits

Exhibit Number	Description

3.2⌂	Amended and Restated Bylaws of California United Bank

31.1⌂	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2⌂	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1⌂	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS⌂	XBRL Instance Document

101.SCH⌂	XBRL Taxonomy Extension Schema Document

101.CAL⌂	XBRL Taxonomy Calculation Linkbase Document

101.LAB⌂	XBRL Taxonomy Label Linkbase Document

101 DEF⌂	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE⌂	XBRL Taxonomy Presentation Linkbase Document

⌂	Attached hereto

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CU BANCORP

Date: November 8, 2016	/s/ DAVID I. RAINER

David I. Rainer
Chief Executive Officer

Date: November 8, 2016	/s/ KAREN A. SCHOENBAUM

Karen A. Schoenbaum
Chief Financial Officer