Form 10-K
period 2016-12-31
CU Bancorp
filed 2017-03-15
CIK 1543643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20015

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated Filer	☒

Non Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $367 million based upon the closing price of shares of the registrant’s Common Stock, no par value, as reported by The NASDAQ Stock Market, LLC.

The number of shares outstanding of the registrant’s common stock (no par value) at the close of business on March 6, 2017 was 17,807,122.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of CU Bancorp’s definitive proxy statement for the 2017 Annual Meeting of Shareholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

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

•	The effects of trade, monetary and fiscal policies and laws.

•	Possible losses of businesses and population in the Los Angeles, Orange, Ventura, San Bernardino or Riverside Counties.

•	Loss of customer checking and money-market account deposits as customers pursue other higher-yield investments, particularly in a rising rate environment.

•	Possible changes in consumer and business spending and saving habits and the related effect on our ability to increase assets and to attract deposits.

•	Competitive market pricing factors.

•	Risks associated with concentrations including but not limited to concentrations in real estate related loans and concentrations in deposits.

•	Loss of significant customers.

•	Continued low interest rate environment or interest rate volatility.

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

•	Changes in the speed of loan prepayments, loan origination and sale volumes, loan loss provisions, charge-offs or actual loan losses.

•	Compression of our net interest margin.

•	Stability of funding sources and continued availability of borrowings to the extent necessary.

•	Changes in legal or regulatory requirements.

•	The inability of our risk management controls to prevent or detect all errors or fraudulent acts.

•

Inability of our framework to manage risks associated with our business, including but not limited to, operational risk, regulatory risk, cyber risk and credit risk, to mitigate all risk or loss to us.

•

Our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking” and identity theft.

•	The effects of man-made and natural disasters, including, but not limited to, earthquakes, floods, droughts, brush fires, tornadoes and hurricanes.

•	The effect of labor and port strikes or slowdowns on customer businesses.

•	Risks of loss of funding of Small Business Administration or SBA loan programs, or changes in those programs.

•	Lack of take-out financing or problems with sales or lease-up with respect to our construction loans.

•	Our ability to recruit and retain key management and staff.

•	Risks associated with merger and acquisition integration.

•	Significant decline in the market value of the Company that could result in an impairment of goodwill.

•	Regulatory limits on the Bank’s ability to pay dividends to the Company.

•	New accounting pronouncements.

•	The impact of the federal and state laws and regulations on the Company’s business operations and competitiveness.

•

Our ability to comply with applicable capital and liquidity requirements (including the finalized Basel III capital standards), including our ability to generate capital internally or raise capital on favorable terms.

•	Increased regulation of the securities markets, including the securities of the Company, whether pursuant to the Sarbanes-Oxley Act of 2002, or otherwise.

•	The satisfaction of the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Business Oversight (“DBO”) with our compliance with the Consent Order (as defined herein).

•	The effects of any damage to our reputation resulting from developments related to any of the items identified above.

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

California United Bank was incorporated on September 30, 2004, under the laws of the State of California and commenced operations on May 23, 2005. The Bank is authorized to engage in the general commercial banking business and its deposits are insured by the FDIC up to the applicable limits of the law. CUB is a California state-chartered banking corporation and is not a member of the Federal Reserve System.

At year-end 2016, the Company had consolidated total assets of $3.0 billion, total loan balances of $2.0 billion, and total deposits of $2.6 billion. Additional information regarding our business, as well as regarding our acquisitions, is included in the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Note 2, Business Combinations, of the Notes to Consolidated Financial Statements, and is incorporated herein by reference.

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

The principal executive offices of the Bank and the Company are located at 818 W. 7th Street, Suite 220, Los Angeles, CA, 90017. In addition to the Los Angeles headquarters office of the Bank, the Bank has eight additional full-service branches in the Ventura/Los Angeles/ Orange County/San Bernardino metropolitan area; those branches are located in Encino, West Los Angeles, Valencia, Thousand Oaks, Gardena, Anaheim, Irvine/Newport Beach and Ontario.

Recent Developments

On September 23, 2016, the “Bank entered into a Stipulation to the Issuance of a Consent Order with its bank regulatory agencies, the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Business Oversight (“CDBO”), consenting to the issuance of a consent order (the “Consent Order”) relating to weaknesses in the Bank’s Bank Secrecy Act and Anti-Money Laundering (collectively “BSA”) compliance program. In consenting to the issuance of the Consent Order, the Bank did not admit or deny any charges of unsafe or unsound banking practices related to the BSA compliance program.

Under the terms of the Consent Order the Bank and/or its Board of Directors is required to take certain actions which include, but are not limited to:

•	Increasing Board supervision of the BSA compliance program;

•	Notification to the regulatory agencies prior to appointment of a new BSA Officer or the executive to whom the BSA Officer reports;

•

Formulation of a written action plan describing the actions to be taken to correct BSA/AML related deficiencies, a revised, written BSA/AML compliance program and review and enhancement of the Bank’s BSA risk assessment;

•	Performance of a review of BSA staffing needs;

•	Enhancement of internal controls to ensure full compliance with the BSA;

•	Establishment of an independent testing program for compliance with the BSA rules and regulations; and

•	Obtaining regulatory agency consent for expansionary activities such as new branches, offices, delivery channels, products and services.

The Consent Order resulted in additional BSA compliance expenses for the Bank and the Company (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-Interest Expense”). It may also have the effect of limiting or delaying the Bank’s and the Company’s ability to obtain regulatory approval for certain expansionary activities, should the Company wish to undertake these activities. The Consent Order does not otherwise impact the Bank’s business activities outside of BSA and does not require the Bank to pay any civil money penalty or require additional capital.

The Consent Order will remain in effect and be enforceable until it is modified, terminated, suspended or set aside by the FDIC and the CBDO. Management and the Board have expressed their full intention to comply with all parts of the Consent Order at the earliest possible date.

In July 2016, Robert Sjogren joined the Bank and Company as an Executive Vice President and its Chief Risk Officer, a newly created executive management position. As Chief Risk Officer, Mr. Sjogren is responsible for overseeing the Company’s risk management function and regulatory compliance, including relationships with key regulators. Mr. Sjogren was previously the Chief Operating Officer of Pacific Mercantile Bancorp and was its General Counsel prior to that.

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

We maintain a strong community bank philosophy of focusing on and understanding the individualized banking needs of the businesses, professionals, entrepreneurs and other of our core constituents. We believe this focus allows us to be more responsive to our customers’ needs and provide a high level of personal service, which differentiates us from larger competitors. We combine this with experienced, in-market relationship banking officers who provide the full suite of available products to customers. These individuals and the Company’s marketing outreach are supplemented by the various Advisory Director Boards which are established in strategic regions of our market and which provide us with knowledge of the business environment in individual communities and access to local business leaders. We have also established a Director Emeritus Board to retain the expertise and marked acumen of former members of our Board of Directors and the Boards of Premier Commercial Bank and 1st Enterprise. We are also active in charities and non-profit organizations in our market, with a philosophy which emphasizes outstanding corporate citizenship.

We generate our revenue primarily from the interest received on the various loan products and investment securities and fees from providing deposit services and making loans. In sales of the guaranteed portion of SBA loans, we typically receive gains on sale which is also non-interest income. The Bank relies on a foundation of locally generated and relationship-based deposits to fund loans. Our Bank has a relatively low cost of funds compared to its peers due to a high percentage of noninterest-bearing and low cost deposits to total deposits. Other than as discussed herein with regard to ICS™ deposits, we do not currently utilize brokered deposits. Our operations, similar to other financial institutions with operations predominately focused in Southern California, are significantly influenced by economic conditions in Southern California, including the strength of the commercial real estate market, the fiscal and regulatory policies of the federal and state governments and the regulatory authorities that govern financial institutions. See “Supervision and Regulation” below.

We expect to continue to grow our business by building on our business strategy and increasing market share in our key Southern California markets. We believe the demographics and growth characteristics within the communities we serve provide us with significant long-term opportunities for internal or organic growth as well as significant franchise enhancement opportunities to leverage our core competencies when appropriate and achievable.

Products Offered

The Bank offers a full array of competitively priced commercial and personal loan and deposit products, as well as other services delivered directly or through strategic alliances with other service providers. The products offered are aimed at both business and individual customers in our target market.

Loan Products

We offer a diversified mix of business loans encompassing the following loan products: (i) commercial real estate loans; (ii) commercial and industrial loans; (iii) construction loans; and (iv) SBA loans. We also offer home equity lines of credit “HELOCS” to accommodate the needs of business owners and individual clients, as well as personal loans (both secured and unsecured) for that customer segment, and business credit cards to assist businesses with their short term working capital needs. We encourage relationship banking, and often obtain a substantial portion of each borrower’s banking business, including deposit accounts. Other than as set forth below, the Bank does not currently engage in consumer mortgage lending.

Commercial and Multi-Family Real Estate Loans. We originate and underwrite commercial property and multi-family loans principally within our service area. Typically, these loans are held in our loan portfolio and collateralized by the underlying property. The property financed must be supported by current independent third party appraisals at the date of origination (which are reviewed by other independent third parties) and other relevant information.

Commercial and Industrial Loans. These loans comprise a significant portion of our loan portfolio and are made to businesses located in the Southern California region and surrounding communities. These loans are directly underwritten by us. These loans are made to finance operations, to provide working capital, or for specific purposes such as to finance the purchase of assets, equipment or inventory. Our commercial and industrial loans may be secured (other than by real estate) or unsecured. They may take the form of single payment, installment, equipment financing loans (secured by the underlying equipment) or lines of credit. These are generally based on the financial strength and integrity of the borrower and guarantor(s) and generally (with some exceptions) are collateralized by short term assets such as accounts receivable, inventory, equipment, real estate or a borrower’s other business assets. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets, or, in rare cases, to finance the purchase of businesses.

Construction, Miniperm Loans, Land Development and Other Land Loans. We originate and underwrite interim land and construction loans as well as miniperm loans, collateralized by first or junior deeds of trust on specific commercial properties which are principally in our primary market areas. Land loans are primarily for entitlements and infrastructure. We originate construction, renovation and conversion loans to businesses on commercial, residential and income producing properties. Our construction loans are generally limited to experienced developers who are known to our management. We impose a limit on the loan to value ratio on all real estate lending. The project financed must be supported by current independent third party appraisals (which are reviewed by other independent third parties), environmental reviews where appropriate and other relevant information. We review each loan request and renewal individually.

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

Business Credit Cards. We originate and underwrite business credit cards to assist businesses with meeting short term working capital needs. Our program allows business clients to provide credit cards to their employees to be used exclusively for business use purposes. The Bank does not currently underwrite consumer credit cards but does participate in an Associate Cardholder Program to provide credit cards to consumers.

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

For customers requiring full FDIC insurance on certificates of deposit in excess of $250,000, we offer the ICS™ program, which is a product offered by Promontory Interfinancial Network, LLC and allows the Bank to accept non-interest bearing deposits in excess of the FDIC maximum from a depositor and place the deposits through the ICS™ network into other member banks in increments of less than the FDIC insured maximum in order to provide the depositor full FDIC insurance coverage. The Company does not have any CDARS® reciprocal deposits on its consolidated balance sheet because all of these deposits matured in 2016.These “reciprocal” ICS™ deposits are classified as “brokered” deposits in regulatory reports and are currently the only brokered deposits utilized by the Bank; the Bank considers these deposits to be “core” in nature.

Investment Products

We compete with other larger and multi-state institutions for deposits. We have traditionally offered sophisticated business customers requiring either higher yields or more security investment sweeps into multiple types of money market funds provided by Dreyfus Corporation, a wholly owned subsidiary of Bank of New York Mellon Corporation. All of the funds invest in short-term securities and seek high current income, the preservation of capital and the maintenance of liquidity and each fund favors stability over growth. As a condition to access these products, we require the customer to maintain a certain level of demand deposits. Furthermore, we have also entered into “repurchase agreements” with sophisticated business customers, many of whom act as fiduciaries and require additional security above FDIC deposit insurance. These are essentially borrowings by the Bank, secured by U.S. Government and Agency securities from its investment portfolio. These are disclosed on the Bank’s financial statements as “Securities Sold under Agreements to Repurchase.” We also offer a “repo sweep” product whereby the deposits of qualifying customers are “swept” into repurchase agreements on a daily basis.

Through a third party arrangement with a registered representative of National Planning Corporation, member FINRA/SIPC we offer customers, upon request, the ability to purchase mutual funds, securities, annuities and limited types of insurance. The Bank considers this an ancillary product to its commercial banking activities.

Electronic Banking

While personalized, service-oriented banking is the cornerstone of our business plan, we use technology and the Internet as a secondary means for servicing customers, to compete with larger banks and to provide a convenient platform for customers to review and transact business. We offer sophisticated electronic or “internet banking” opportunities that permit commercial customers to conduct much of their banking business remotely from their business premises. However, our customers will always have the opportunity to personally discuss specific banking needs with knowledgeable bank officers and staff who are directly accessible in the branches and offices as well as by telephone and email.

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

Additionally, we offer Payee Positive Pay, an antifraud service that allows businesses to review all issued checks daily and provides them with the ability to pay or reject any item. ACH Positive Pay is also offered to allow customers to review non-matching ACH transactions efficiently on a daily basis.

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

Other Services

In addition to providing a full complement of lending and deposit products and related services, we provide our customers with many additional services, either directly or through other providers, including, but not limited to, commercial and stand-by letters of credit, domestic and international wire transfers, on site Automated Teller Machines (“ATM’s”) and Visa® Debit Cards and ATM cards. We also provide bank-by-mail services, courier services, armored transport, lock box, cash vault, cash management services, telephone banking, night depositories, commercial credit cards and international services (some of these through arrangements with third parties). Our customers may utilize ATM’s other than California United Bank’s ATM’s; we reimburse our customers for charges for utilization of other banks’ ATM’s up to a maximum of $20 per month.

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

Employees

As of December 31, 2016, we had 291 full-time employees. Our employees are not represented by any union or other collective bargaining agreement.

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

Executive Officers of the Registrant

The names, ages as of December 31, 2016, recent business experience and positions or offices held by each of the executive officers of the Company are as follows:

Name and Position Held	Age	Recent Business Experience
David I. Rainer, Chief Executive Officer and Chairman of the Board	59	Chief Executive Officer and Director of California United Bank since inception in 2005 and of CU Bancorp from inception in 2012. He became Chairman of the Board in June 2009. Mr. Rainer recently completed a second three year term as a member of the Board of Directors of the Federal Reserve Bank of San Francisco, Los Angeles Branch.

K. Brian Horton, President and Director	56	President and Director of CU Bancorp and California United Bank since December 1, 2014. Prior to joining the Company, Mr. Horton was a Director and President of 1st Enterprise Bank (which was acquired by the Company on November 30, 2014). He was a co-founder of 1st Enterprise.

Anne A. Williams, Executive Vice President, Chief Operating Officer, Chief Credit Officer and Director of California United Bank	57	Executive Vice President and Chief Credit Officer of California United Bank since 2005 and of CU Bancorp since 2012. Chief Operating Officer of California United Bank since 2008. Director of California United Bank since January 2009.

Karen A. Schoenbaum, Executive Vice President and Chief Financial Officer	54	Executive Vice President and Chief Financial Officer of California United Bank since October 2009. Executive Vice President and Chief Financial Officer of CU Bancorp since 2012.

Robert E. Sjogren, Executive Vice President, Chief Risk Officer	51	Executive Vice President and Chief Risk Officer of California United Bank and of CU Bancorp since July 2016. Previously Mr. Sjogren was the Chief Operating Officer of Pacific Mercantile Bank and before that served as its General Counsel.

Anita Y. Wolman, Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary	65	Executive Vice President and General Counsel of California United Bank since January 2009 and of CU Bancorp since 2012. She has served as General Counsel of the Bank since its inception.

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

Legislation and Regulatory Developments

Dodd Frank Wall Street Reform and Consumer Protection Act

The federal banking agencies continue to implement the remaining requirements in the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) as well as promulgating other regulations and guidelines intended to assure the financial strength and safety and soundness of banks and the stability of the U.S. banking system. Following on the implementation in 2014 and effectiveness in 2015 of new capital rules (“the New Capital Rules”) and the so called Volcker Rule restrictions on certain proprietary trading and investment activities, developments in 2016 which may impact the Bank included the implementation of an additional “capital conservation buffer” of 0.625% in 2016 for minimum risk-weighted asset ratios under the New Capital Rules. — See “Capital Adequacy Requirements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources”.

On February 3, 2017, President Donald Trump issued an executive order designed to reduce the perceived regulatory burdens of the Dodd-Frank Act. The executive order proclaims that the policy of President Trump’s administration will be to regulate the United States financial system in a manner consistent with a number of “principles” of regulation. President Trump’s order directs the Secretary of the Treasury to consult with the heads of the member agencies of the Financial Stability Oversight Council on the extent to which existing laws, treaties, regulations, guidance, reporting and recordkeeping requirements, and other government policies promote his administration’s regulatory principles and to identify what actions have been taken, and are currently being taken, to promote and support these principles.

In light of President Trump’s executive order, the Company cannot predict which provisions of the Dodd-Frank Act will be repealed, put into effect, delayed or enforced under the current Administration and, therefore, cannot predict the effect, if any, that the Dodd-Frank Act will have on the Company’s future operations and financial condition.

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

The following table sets forth the regulatory capital guidelines and the actual capitalization levels for the Company and the Bank as of December 31, 2016:

	Well- Capitalized	Basel III Minimum with Buffer	CU Bancorp	California United Bank
	(greater than or equal to)
Total Risk-Based Capital Ratio	10.0%	8.625%	11.44%	11.04%
Tier 1 Risk-Based Capital Ratio	8.0%	6.625%	10.68%	10.28%
Leverage Ratio	5.0%	NA	9.72%	9.35%
Common Equity Tier 1 Capital Ratio	6.5%	5.125%	9.61%	10.28%

Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. Federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant and have required many banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed well capitalized and may therefore be subject to restrictions on taking brokered deposits. As of December 31, 2016, both the Bank’s and the Company’s leverage capital ratios exceeded regulatory minimums.

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

•

changes in the permitted composition of Tier 1 capital to exclude trust preferred securities subject to certain grandfathering exceptions for organizations like the Company which were under $15 billion in assets as of December 31, 2009, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities unless the organization opts out of including such unrealized gains and losses, which election the Company made in 2016;

•

the risk-weights of certain assets for purposes of calculating the risk-based capital ratios are changed for high volatility commercial real estate acquisition, development and construction loans, certain past due non-residential mortgage loans and certain mortgage-backed and other securities exposures; and

•

an additional capital conservation buffer of 2.5% of risk weighted assets above the regulatory minimum capital ratios is being phased in until 2019 beginning at 0.625% of risk-weighted assets for 2016, 1.25% of risk-weighted assets for 2017, and 1.875% of risk-weighted assets for 2018, and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Including the capital conservation buffer of 2.5%, the New Capital Rules would result in the following minimum ratios to be considered well capitalized when fully phased in: (i) a Tier 1 risk-based capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, (iii) a total risk-based capital ratio of 10.5%, and (iv) a leverage ratio of 5.0%. At December 31, 2016, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” for regulatory purposes — See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.”

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

See “Management’s Discussion and Analysis — Capital Resources.”

Management believes that as of December 31, 2016, the Company and the Bank would meet all requirements under the New Capital Rules applicable to them on a fully phased-in basis if such requirements were currently in effect.

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

Other Recent Regulatory Developments

In 2016, the federal banking agencies adopted other rules and released various regulatory guidance, including, but not limited to:

(i)	the release by the Interagency Federal Financial Institutions Examinations Council (“FFIEC”) of a revised “Information Security” booklet, which is one of the eleven booklets which make up the FFIEC Information Technology Examination Handbook (IT Handbook). The revised “Information Security” booklet provides guidance to examiners and addresses factors necessary to assess the level of security risks to a financial institution’s information systems..

(ii)	the release by the FFIEC of final revisions to the Uniform Interagency Consumer Compliance Rating System to reflect the regulatory, supervisory, technological, and market changes that occurred in the years since the system was established. The revisions are designed to more fully align the rating system with the FFIEC agencies’ current risk-based, tailored examination approaches.

(iii)	the effectiveness in October 2016 of a new Protections for Prepaid Account Customers rule promulgated by the Consumer Financial Protection Bureau (“CFPB”) requiring financial institutions to limit consumers’ losses when funds are stolen or cards are lost, to investigate and resolve errors, and to give customers free and easy access to account information. The CFPB also finalized new “Know Before You Owe” disclosures for prepaid accounts to give consumers clear, upfront information about fees and other key details. The Bank does not offer prepaid cards.

(iv.)	The CFPB and other regulatory agencies have issued final rules changing the reporting requirements for lenders under the HMDA. The new rules expand the range of transactions subject to these requirements to include most securitized residential mortgage loans and credit lines. The rules also increase the overall amount of data required to be collected and submitted, including additional data points about the applicable loans and expanded data about the borrowers. The Bank will be required to begin collecting the expanded data on January 1, 2018.

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

Further, an emerging growth company may elect to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. At inception, CU Bancorp elected to take advantage of the benefits of this extended transition period to comply with new or amended accounting pronouncements in the same manner as a private company, although prior to 2013 there were no such accounting pronouncements. During 2013, however, the Company “opted-in” to compliance with new or amended accounting pronouncements in the same fashion as other public companies. As a result, for the year ended December 31, 2016, the Company’s financial statements are comparable to companies which complied with such new or revised accounting standards when originally effective.

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

As a bank holding company, we are required to obtain prior approval from the Federal Reserve before (i) acquiring all or substantially all of the assets of a bank or bank holding company, (ii) acquiring direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless we own a majority of such bank’s voting shares), or (iii) merging or consolidating with any other bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the CRA. In its most recent examination of its CRA activities the Bank maintained its “Outstanding” rating.

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

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. At December 31, 2016, the Bank was in compliance with the FHLB’s stock ownership requirement and our investment in FHLB capital stock totaled $9.1 million.

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

Brokered Deposit Restrictions

Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. CUB is eligible to accept brokered deposits but, except with regard to ICS™ products, does not utilize brokered deposits at this time and has no current intention of doing so in the near term.

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

In 2016 our FDIC insurance assessment was $1.5 million. The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DBO.

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

As discussed previously in “Recent Events” in 2016 the Bank entered into a Consent Order with the FDIC and the DBO requiring the Bank to take corrective actions and enhancements to address certain deficiencies within the BSA/AML compliance program. No criminal activity has been identified as a result of such deficiencies, and no financial penalty was levied. The Bank has already taken significant steps toward the improvement of its BSA/AML program including additional investment in employees, continued emphasis on education, training and the importance of compliance by all employees and the hiring of a highly experienced BSA/AML professional and a Chief Risk Officer to oversee these efforts. Management and the Board have expressed their full intention to comply with all parts of the Consent Order at the earliest possible date. The Bank expects risks in this area to continually evolve and regulatory expectations to escalate.

Community Reinvestment Act

Under the CRA, the Bank has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities and to take that record into account in its evaluation of certain applications by such institution, such as applications for charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions or engage in certain activities pursuant to the GLB Act. The Bank currently falls under the “large bank” category for CRA purposes. An unsatisfactory rating may be the basis for denying an application. Based on its most recent examination report in 2016, the Bank maintained an overall CRA rating of “Outstanding,” the highest rating possible.

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

Our Investor Relations Department can be contacted at CU Bancorp, 818 W. 7th Street, Suite 220, Los Angeles, CA, 90017, Attention: Investor Relations, or by telephone at (213) 430-7000.

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

RISKS RELATED TO THE BANKING INDUSTRY

Difficult Economic and Market Conditions Have Adversely Affected Our Industry in the Past and May in the Future

Our financial performance generally, and the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of the collateral securing those loans, is highly dependent upon the business and economic conditions in the markets in which we operate and in the United States as a whole. Economic pressures on consumers and businesses may adversely affect our business, financial condition, results of operations and stock price. In particular, we may face the following risks in connection with these events:

•

Our banking operations are concentrated primarily in southern California. Deterioration of economic conditions in Southern California could impair borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, and erode the value of loan collateral. These conditions could increase the amount of our non-performing assets and have an adverse effect on our efforts to collect our non-performing loans or otherwise liquidate our non-performing assets (including other real estate owned) on terms favorable to us, if at all, and could also cause a decline in demand for our products and services, or a lack of growth or a decrease in deposits, any of which may cause us to incur losses, adversely affect our capital, and hurt our business.

Disruptions in the Real Estate Market Could Materially and Adversely Affect Our Business

While overall the U.S. economy has experienced a prolonged low interest rate environment The Southern California real estate market has recovered from what had been a substantial decline and now appears to be at new highs. At December 31, 2016, 58% and 9% of our total gross loans were comprised of commercial real estate and construction loans, respectively. Of the commercial real estate loans, 42% was non-owner-occupied. Any new downturn in the real estate market could materially and adversely affect our business because a significant portion of our loans are secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on loans. Substantially all of our real property collateral is located in Southern California. If there is a decline in real estate values, especially in Southern California, the collateral for our loans would provide less security. Real estate values could be affected by, among other things, a decline in economic conditions, an increase in foreclosures, a decline in real property sale volumes, a significant increase in interest rates, increased levels of unemployment, drought, earthquakes, brush fires and other natural disasters particular to California. Furthermore, due to the recovery of the California real estate market, many of our customers have been selling real estate and generating deposits in the Bank; in the event of a commercial real estate downturn these could be withdrawn and reinvested in commercial real estate reducing the Bank’s overall deposits.

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

Current and future executive, legal and regulatory requirements, restrictions, and regulations, including those imposed under Dodd-Frank, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations. We may also be required to invest significant management attention and resources to evaluate and make changes required by the legislation and related regulations and may make it more difficult for us to attract and retain qualified executive officers and employees.

Significant Changes in Banking Laws or Regulations and Federal Monetary Policy Could Materially Affect Our Business

The banking industry is subject to extensive federal and state regulation, and significant new laws and regulations or changes in, or repeals of, existing laws and regulations may cause results to differ materially. Also, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects our credit conditions, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowing, and bank reserve requirements. A material change in these conditions would affect our results. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. For further discussion of the regulation of financial services, see “Supervision and Regulation.”

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

After a seven year stimulus campaign known as quantitative easing, in December 2015 the Federal Reserve decided to raise short-term interest rates for the first time since the 2008 financial crisis. An additional increase was implemented in December, 2016.

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

Severe Weather, Natural Disasters, Acts of War or Terrorism and Other External Events Could Significantly Impact the Company’s Business

Severe weather, floods, drought, fire, natural disasters such as earthquakes, or tsunamis, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Bank’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

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

We Currently Hold a Significant Amount of Bank-Owned Life Insurance.

At December 31, 2016, we held $51 million of bank-owned life insurance (BOLI) on current and former senior employees and executives, with a cash surrender value of $51 million, as compared with $50 million of BOLI, with a cash surrender value of $50 million, at December 31, 2015. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

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

If we foreclose on a commercial or multi-family real estate loan, our holding period for the collateral may be longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial and multi-family real estate loans generally have relatively large balances to single borrowers or groups of related borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial and multi-family real estate loans, any resulting charge-offs may be larger on a per loan basis. As of December 31, 2016, our commercial and multi-family real estate loans totaled $1.2 billion, or 58 percent of our total loans.

Repayment Of Our Commercial And Industrial Loans Is Often Dependent On The Cash Flows Of The Borrower, Which May Be Unpredictable, and The Collateral Securing These Loans May Not Be Sufficient To Repay the Loan In The Event Of Default

We make our commercial and industrial loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral securing commercial and industrial loans are generally the working assets of a business that fluctuate in value, may depreciate over time, and could be difficult to appraise. For example, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its customers, and for loans secured by inventory, the sale or liquidation of the inventory may be dependent not only on the quality of the inventory but also on finding a willing buyer. As of December 31, 2016, our commercial and industrial loans totaled $503 million, or 25 percent of our total loans.

Supervisory Guidance on Commercial Real Estate Concentrations Could Restrict Our Activities and Impose Financial Requirements or Limits on the Conduct of Our Business

The Federal Regulatory Agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of their communities. Recently there have been concerns about commercial real estate lending and underwriting expressed by the agencies along with historical concerns that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. Existing guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending by providing supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Our lending and risk management practices will be taken into account in supervisory evaluation of capital adequacy. As of December 31, 2016, the Bank’s commercial real estate concentration, as defined by the regulatory supervisory guidance, exceeded the regulatory threshold of 300% of total risk based capital. The regulatory definition of a commercial real estate concentration excludes owner-occupied commercial real estate loans, but includes unsecured commercial and industrial loans for the purpose of real estate that are not secured by real estate. The Bank’s commercial real estate portfolio, as defined by regulatory guidance, is 47% of total loans at December 31, 2016, as compared to 42% at December 31, 2015. If our risk management practices with regard to this portion of our portfolio are found to be deficient, it could result in increased reserves and capital costs or a need to reduce this type of lending which could negatively impact earnings.

We Have a Concentration in Loans Secured by Commercial Real Estate Which Could Make Us Vulnerable to Changes in the Commercial Real Estate Market.

Our commercial real estate loan portfolio (including owner-occupied nonresidential properties, other nonresidential properties, construction, land development and other land, and multifamily residential properties)

has increased from 62% at December 31, 2015 to 68% at December 31, 2016. While our risk management practices are designed to monitor these loans as well as the market conditions closely and analyze the impact of various stress scenarios on these loans, it is possible that an adverse change in the Southern California commercial real estate market could result in credit losses or the need to increase reserves or capital which could have a negative impact on the Company’s income, capital, prospects or reputation.

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Current expected credit losses (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool or exposures). The estimate of expected credit losses (ECL) should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating ECL. ASU 2016-13 is effective for public entities for interim and annual periods beginning after December 15, 2019. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Upon adoption, the Company expects the level of ECL will likely be higher, however, the Company is still in the early stages of developing an implementation plan and evaluating the magnitude of the increase and the impact of this ASU on its consolidated financial statements. This model could result in an adverse impact on the Company’s earnings, capital and other regulatory limits that are based on capital.

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

California’s Current Drought may Impact the Economy

At December 31, 2016, California continued to experience a severe drought in all areas of the State. This extended drought has produced chronic and significant shortages to municipal and industrial, environmental, agricultural, and wildlife refuge water supplies and led to historically low groundwater levels. This recent dry hydrology set many new Statewide records, including the driest five-year period of statewide precipitation (2012-2016). The exceptionally dry conditions in 2015 and 2016 resulted in low reservoir storages which created a challenge to deliver critical water supplies and provide adequate cold water for instream fisheries resources.

The cumulative effect of these sustained dry conditions is demonstrated in reduced natural runoff for streamflow, limited surface water storage in reservoirs, increased groundwater pumping, and significant effects to fish and wildlife populations.

While the early 2017 water year has seen above-average precipitation and snowpack, the ability to predict at this time whether 2017 will be wet or dry is limited. Recent wet weather, particularly throughout Northern California, has resulted in Governor Jerry Brown declaring a state of emergency in 50 counties across California. The latest National Weather Service Climate Prediction Center seasonal drought outlook, valid for January 19, 2017 through April 30, 2017, shows drought in south-west California remaining, but improving. Due to winter storms, the U.S. Drought Monitor has removed the designation of “exceptional drought” for California.

More than half of the state, however, is still experiencing moderate to extreme drought conditions, with the drought in parts of Ventura, Santa Barbara, Kern and Los Angeles counties more severe than in the rest of the state. Despite considerable improvements in reservoir and snowpack conditions, groundwater aquifers, forests, and endangered fish species may take several years to recover from drought impacts. While we do not have a portfolio of agricultural loans which would be most impacted by the drought, the effects of increased costs for water and municipal restrictions on the level of use could have an adverse effect on the operations of some of our client base, the extent of which is yet unknown, and it is possible that the overall economy of California may be negatively affected by the lingering impact of this drought and lack of water or the increased cost of the resource, which could have a negative impact on the Company’s results, loan quality and collateral.

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

The Company and the Bank are Operating Under Enhanced Regulatory Supervision that Could Materially and Adversely Affect Our Business

On September 23, 2016, the Bank entered into a Stipulation to the Issuance of a Consent Order with its bank regulatory agencies, the FDIC and the CDBO, agreeing to the issuance of a consent order (the “Consent Order”) relating to weaknesses in the Bank’s Bank Secrecy Act and Anti-Money Laundering (collectively “BSA”) compliance program.

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

The Consent Order is expected to result in additional BSA compliance expenses for the Bank and the Company. It may also have the effect of limiting or delaying the Bank’s and the Company’s ability to obtain regulatory approval for certain expansionary activities..

While the Bank has undertaken substantial activities to address these issues, should the FDIC or the DBO determine we have not complied with the Consent Order they could impose additional regulatory action(s), including civil money penalties against the Bank and its officers and directors or enforcement of the Consent Order through court proceedings, which could have a material and adverse effect on our business, reputation, results of operations, financial condition, cash flows and stock price.

Limits on Our Ability to Lend

The Bank’s legal lending limit as of December 31, 2016 was approximately $74 million for secured loans and $44 million for unsecured loans. While we believe we can accommodate the needs of substantially all of our target market, we compete with many financial institutions with larger lending limits.

Increases in Deposit Insurance Premiums and Special FDIC Assessments Will Negatively Impact Our Earnings.

We may pay higher FDIC premiums in the future. The Dodd-Frank Act increased the minimum FDIC deposit insurance reserve ratio from 1.15 percent to 1.35 percent. The FDIC has adopted a plan under which it will meet this ratio by December 31, 2018, nearly two years before the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the minimum reserve ratio on institutions with assets less than $10.0 billion. In March 2016, the FDIC adopted a final rule which imposes on banks with at least $10 billion in assets a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments. In addition to the minimum reserve ratio, the FDIC must set a designated reserve ratio. The FDIC has set a designated reserve ratio of 2.0, which exceeds the minimum reserve ratio.

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution’s total assets minus its Tier 1 capital, instead of its deposits. Although our FDIC insurance premiums were initially reduced by these regulations, the benefit from the reduction in the FDIC insurance premiums was dampened by an increase in the deposit premium costs resulting from the Consent Order.

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

We May Not Be Able to Complete Future Acquisitions.

We must generally satisfy a number of meaningful conditions before we can complete an acquisition of another bank or BHC, including federal and/or state regulatory approvals. In determining whether to approve a proposed bank or BHC acquisition, bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition and future prospects, including current and projected capital ratios and levels, the competence, experience and integrity of management and record of compliance with laws and regulations, the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the CRA, the effectiveness of the acquiring institution in combating money laundering activities and protests from various stakeholders of both the Company and its acquisition partner. The Consent Order may limit the Company’s ability to obtain regulatory approval for such transactions.

There is Risk Related to Acquisitions

We have engaged in expansion through acquisitions and may consider acquisitions in the future, subject to regulatory approval. We cannot predict the frequency, size or timing of any future acquisitions, and we typically do not comment publicly on a possible acquisition until we have signed a definitive agreement. There can be no assurance that our future acquisitions, if any, will have the anticipated positive results.

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

The Company Plans to Continue to Grow and there are Risks Associated with Growth

The Company intends to increase deposits and loans and may continue to review strategic opportunities which could, if implemented, expand its businesses and operations. Continued growth, including organic growth, may present operating and other problems that could adversely affect our business, financial condition and results of operations. Growth may place a strain on our administrative and operational, personnel and financial resources and increase demands on our systems and controls. Our ability to manage growth successfully will depend on its ability to attract qualified personnel and maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms, as well as on factors beyond our control, such as economic conditions and interest rate trends. If we grow too quickly and are not able to attract qualified personnel, control costs and maintain asset quality, this continued rapid growth could materially adversely affect our financial performance.

Our Deposit Portfolio Includes Significant Concentrations

As a business bank, we provide services to a number of customers whose deposit levels vary considerably and may also have a significant amount of seasonality. At December 31, 2016, 79 customers maintained balances (aggregating all related accounts, including multiple business entities and personal funds of business owners) in excess of $6 million. This amounted to $1.2 billion or approximately 48 percent of the Bank’s total customer deposit base. These deposits can and do fluctuate substantially and may include substantial complexity requiring ongoing monitoring and services. While the loss of any combination of these depositors could have a material impact on the Bank’s results, the Bank expects, in the ordinary course of business, that these deposits will fluctuate and believes it is capable of mitigating this risk, as well as the risk of losing one of these depositors, through additional liquidity, and business generation in the future. However, if a significant number of these customers leave the Bank it could have a material adverse impact on the Bank.

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

Additional BSA Related Expenses and Our Ability to Comply with the Consent Order May Inhibit Our Growth

Our ability to grow organically or through a strategic opportunity may be inhibited by BSA related expenses, or by the Consent Order. The Consent Order resulted in additional BSA compliance expenses for the Bank and the Company. It may also have the effect of limiting or delaying the Bank’s and the Company’s ability to obtain regulatory approval for certain expansionary activities, should the Company desire to engage in such activities.

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

Our future success will partially depend upon our ability to successfully use technology to provide products and services that will satisfy our customers’ demands for convenience, as well as to create additional operating efficiencies while at the same time maintaining appropriate fraud and cyber-security controls. Our larger competitors already have existing infrastructures or substantially greater resources to invest in technological improvements. We generally arrange for such services through service bureau arrangements or other arrangements with third parties.

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

Information pertaining to us and our clients is maintained, and transactions are executed, on the networks and systems of us, our clients and certain of our third party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients’ confidence. Breaches of information security also may occur, and in infrequent cases have occurred, through intentional or unintentional acts by those having access to our systems or our clients’ or counterparties’ confidential information, including employees. Furthermore, our cardholders use their debit and commercial credit cards to make purchases from third parties or through third party processing services. As such, we are subject to risk from data breaches of such third party’s information systems or their payment processors. Such a data security breach could compromise our account information. We may suffer losses associated with such fraudulent transactions , as well as for other costs related to data security breaches.

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

Our Operations Could be Disrupted

The potential for operational risk exposure exists throughout our organization. Integral to our performance is the continued efficacy of our technology and information systems, operational infrastructure and relationships with third parties and our colleagues in our day-to-day and ongoing operations. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes, but is not limited to, operational or systems failures, disruption of client operations and activities, ineffectiveness or exposure due to interruption in third party support as expected, as well as, the loss of key employees or failure on the part of key employees to perform properly.

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

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 ( the “JOBS Act”). CU Bancorp is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure about its executive compensation and omission of compensation discussion and analysis, and an exemption from the requirement of holding a non-binding advisory vote on executive compensation. While CU Bancorp is subject to the requirements of FDICIA, it is not subject to certain requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes- Oxley Act”), including the additional level of review of its internal control over financial reporting as may occur when outside auditors attest as to its internal control over financial reporting. As a result, its shareholders may not have access to certain information they may deem important.

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

The Series A Preferred Stock is entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1. The dividend rate was fixed at a 1% rate through February 2016.

Effective March 2016, the dividend rate became fixed at 9%. However, the dividend yield through November 30, 2018 approximates 7% as a result of business combination accounting. This increase in the Series A Preferred Stock annual dividend rate could have a material adverse effect on our liquidity and could also adversely affect our ability to pay dividends on our common shares.

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

RISKS RELATED TO OUR STOCK

The Price of Our Common Stock May Be Volatile or May Decline

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could positively or adversely affect the market price of our common stock and may not be predictable. Among the factors that could affect our stock price, certain of which are beyond our control, are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional shareholders;

•	fluctuations in the stock price and operating results of our competitors;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	political events, elections or changes in government or administration;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings or litigation that involve or affect us;

•	deletion from a well known index; or

•	domestic and international economic factors unrelated to our performance.

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

At December 31, 2016, our subsidiary trusts had outstanding $12.4 million of trust preferred securities. These securities are effectively senior to shares of common stock due to the priority of the underlying junior subordinated debt. As a result, we must make payments on our trust preferred securities before any dividends can be paid on our common stock; moreover, in the event of our bankruptcy, dissolution, or liquidation, the obligations outstanding with respect to our trust preferred securities must be satisfied before any distributions can be made to our shareholders. While we have the right to defer dividends on the trust preferred securities for a period of up to five years, if any such election is made, no dividends may be paid to our common or preferred shareholders during that time.

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

The Dodd-Frank Act requires federal banking agencies to establish more stringent risk-based capital guidelines and leverage limits applicable to banks and bank holding companies. The final Basel III capital standards issued in 2013 by the FRB provide that distributions (including dividend payments and redemptions) on additional Tier 1 capital instruments may only be paid out of net income, retained earnings, or surplus related to other additional Tier 1 capital instruments. The final Basel III capital standards also introduce a new capital conservation buffer on top of the minimum risk-based capital ratios. Failure to maintain a capital conservation buffer above certain levels will result in restrictions on CU Bancorp’s ability to make dividend payments, redemptions or other capital distributions. These requirements, and any other new regulations or capital distribution constraints, could adversely affect the ability of California United Bank to pay dividends to CU Bancorp and, in turn, affect CU Bancorp’s ability to pay dividends on the CU Bancorp common stock and/or the CU Bancorp preferred stock.

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

CU Bancorp May Be Unable To, Or Choose Not To, Pay Dividends On Its Common Stock.

To date, CU Bancorp has not paid any cash dividends on its common stock. Payment of stock or cash dividends on its common stock in the future will depend on the following factors, among others:

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

CU Bancorp’s Stock Trading Volume May Not Provide Adequate Liquidity for Investors.

Although shares of CU Bancorp’s common stock are listed for trading on The NASDAQ Capital Market, the average daily trading volume in the common stock varies and may be less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which CU Bancorp has no control. Given the daily average trading volume of CU Bancorp’s common stock, significant sales of the common stock in a brief period of time, or the expectation of these sales, could cause a decline in the price of its common stock.

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

There are 75,000,000 shares of common stock authorized at no par value, of which 17,759,006 and 17,175,389 shares were issued and outstanding at December 31, 2016 and 2015, respectively.

Preferred Stock

The Company has 50,000,000 shares of serial preferred stock authorized. At December 31, 2016 and 2015, the Company has 16,400 shares of Series A, non-cumulative perpetual preferred stock authorized, issued and outstanding. Each Series A preferred stock has a liquidation preference of $1,000 per share.

Sales Price Information

The information in the following table indicates the highest and lowest sales prices and volume of trading for the Company’s common stock for the two year period starting January 1, 2015 through December 31, 2016 for each quarterly period, and is based upon information provided by NASDAQ. The information does not include transactions for which no public records are available. The bid and ask trading prices of the stock may be higher or lower than the prices reported below. These prices are based on the actual prices of stock transactions without retail mark-ups, mark-downs, commissions or adjustments.

Period Ended	High Price	Low Price	Approximate Number of Shares Traded
March 31, 2015	$23.00	$20.06	1,562,718
June 30, 2015	$23.00	$18.52	2,229,554
September 30, 2015	$23.48	$20.59	1,501,514
December 31, 2015	$27.66	$21.82	2,112,266
March 31, 2016	$25.00	$20.69	1,968,399
June 30, 2016	$24.05	$20.35	2,923,703
September 30, 2016	$25.25	$22.25	1,708,758
December 31, 2016	$35.95	$22.35	3,322,407

According to information provided by NASDAQ, the most recent trade in our common stock prior to the date of finalizing this Form 10-K occurred on March 6, 2017 at a sales price of $38.10 per share. The high “bid” and low “asked” prices as of March 6, 2017 were $38.20 and $37.55, respectively.

Shareholders

As of March 6, 2017, the Company had 624 common shareholders of record, as listed with its transfer agent.

Dividends

In December 2016, the Board of Directors approved a quarterly dividend payment on the preferred stock in the amount of $369 thousand to the United States Department of the Treasury. To date, the Company has not paid any cash dividends on common stock.

The applicable limitations on the payment of dividends are further discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 22, Regulatory Matters.

Common Stock Redemptions

In 2016, 2015 and 2014, the Company redeemed 52,591, 44,311 and 26,317 shares respectively, of employee restricted stock to pay the tax obligation of employees in connection with their restricted stock vesting. The total value of the employee tax obligation remitted by the Company was $1.4 million, $971 thousand and $471 thousand for the years ending December 31, 2016, 2015 and 2014, respectively. The Company purchased 17,242 shares of common stock at an average price per share of $31.10 during the 2016 fourth quarter.

The following table represents stock repurchases made by the Company during the fourth quarter of 2016:

Purchase Dates:	Total Number of Shares Purchased (1)	Average Price Paid Per Share
October 1 – October 31, 2016	—	—
November 1 – November 30, 2016	—	—
December 1 – December 31, 2016	17,242	$31.10

Total	17,242	$31.10

(1)	Shares repurchased pursuant to net settlement by employees, in satisfaction of income tax withholding obligations incurred through the vesting of Company restricted stock. We did not repurchase any shares as part of publicly announced plans or programs.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2016 with respect to the shares of our common stock that may be issued under existing equity compensation plans. This table does not reflect the number of restricted shares of stock that have been issued under the Company’s equity compensation plans. The number of shares of common stock remaining available for future issuance under the equity compensation plans has been reduced by both stock option grants and restricted stock issued under the plans.

Plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity Compensation Plans Approved by Security Holders:
2007 Equity and Incentive Compensation Plan	47,697	$12.69	441,571

Total	47,697	$12.69	441,571

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

The graph assumes an initial investment value of $100 on December 31, 2011. Points on the graph represent the performance as of the last business day of each of the years indicated. The graph is not necessarily indicative of future price performance.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
CU Bancorp	100.00	116.52	173.93	215.82	252.34	356.22
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Bank and Thrift	100.00	134.28	183.86	205.25	209.39	264.35

ITEM 6 — SELECTED FINANCIAL DATA

The following table presents the Company’s selected financial and other data for the dates indicated (dollars in thousands except per share and other data). The consolidated balance sheet and statements of income data have been derived from the Company’s audited consolidated financial statements.

Certain of the information presented below under the captions “Selected Financial Ratios” and “Selected Asset Quality Ratios” is unaudited. The selected financial and other data is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	As of and for the Years ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statements of Income Data:
Interest income	$101,252	$90,142	$55,177	$50,846	$37,496
Interest expense	3,146	2,723	1,922	2,079	1,797

Net interest income	98,106	87,419	53,255	48,767	35,699
Provision for loan losses	3,264	5,080	2,239	2,852	1,768

Net interest income after provision for loan losses	94,842	82,339	51,016	45,915	33,931
Non-interest income	12,012	11,730	7,709	6,518	3,961
Non-interest expense	(63,444)	(59,965)	(43,385)	(37,640)	(34,500)

Net income before provision for income tax expense	43,410	34,104	15,340	14,793	3,392
Provision for income tax expense	15,953	12,868	6,432	5,008	1,665

Net Income	$27,457	$21,236	$8,908	$9,785	$1,727

Per Share and Other Data:
Basic earnings per share	$1.52	$1.21	$0.77	$0.93	$0.21
Diluted earnings per share	1.50	1.18	0.75	0.90	0.21
Book value per common share (1)	18.09	16.87	15.78	12.45	11.68
Tangible book value per common share (2)	14.10	12.67	11.37	11.11	10.37
Weighted average shares outstanding — Basic	17,252,046	16,543,787	11,393,445	10,567,436	8,283,599
Weighted average shares outstanding — Diluted	17,550,864	16,983,221	11,667,733	10,836,861	8,410,749
Consolidated Balance Sheet Data:
Investment securities available-for-sale	$469,950	$315,785	$226,962	$106,488	$118,153
Investment securities held-to-maturity	42,027	42,036	47,147	—	—
Loans, net	2,030,852	1,817,481	1,612,113	922,591	846,082
Total Assets	2,994,760	2,634,642	2,265,117	1,407,816	1,249,637
Deposits	2,607,389	2,286,791	1,947,693	1,232,423	1,078,076
Non-interest bearing demand deposits	1,400,097	1,288,085	1,032,634	632,192	543,527
Securities sold under agreements to repurchase	18,816	14,360	9,411	11,141	22,857
Shareholders’ equity	338,185	306,807	279,192	137,924	125,623
Selected Financial Ratios
Return on Average Assets (3)	0.92%	0.80%	0.59%	0.74%	0.16%
Return on Average Tangible Common Equity (4)	11.07%	9.86%	6.50%	8.34%	1.73%
Equity to Assets Ratio (5)	11.29%	11.65%	12.33%	9.80%	10.05%
Tangible Common Equity to Tangible Asset Ratio (6)	8.56%	8.49%	8.66%	8.84%	9.03%
Loans to Deposits Ratio	78.63%	80.16%	83.42%	75.72%	79.30%
Efficiency Ratio (7)	58%	61%	71%	68%	87%
Net Interest Margin (8)	3.71%	3.83%	3.79%	3.96%	3.63%
Selected Asset Quality Ratios
Allowance for loan loss as a % of total loans	0.94%	0.86%	0.78%	1.14%	1.03%
Allowance for loan loss as a % of total loans (excluding loans acquired in acquisitions)	1.18%	1.25%	1.39%	1.50%	1.54%
Non Performing Assets to Total Assets	0.04%	0.09%	0.21%	0.68%	1.09%
Net Charge-offs/(Recoveries) to Average Loans	(0.02)%	0.12%	0.02%	0.12%	0.08%
Regulatory Capital Ratios (California United Bank)
Total Risk-Based Capital Ratio	11.0%	11.2%	11.2%	12.0%	11.6%
Tier 1 Risk-Based Capital Ratio	10.3%	10.5%	10.6%	11.0%	10.7%
Common Equity Tier 1 Ratio	10.3%	10.5%	—%	—%	—%
Tier 1 Leverage Ratio	9.4%	9.3%	12.4%	8.9%	8.6%
Regulatory Capital Ratios (CU Bancorp Consolidated)
Total Risk-Based Capital Ratio	11.4%	11.5%	11.6%	12.8%	12.4%
Tier 1 Risk-Based Capital Ratio	10.7%	10.9%	11.0%	11.8%	11.5%
Common Equity Tier 1 Ratio	9.6%	9.6%	—%	—%	—%
Tier 1 Leverage Ratio	9.7%	9.7%	12.9%	9.6%	9.1%

(1)	Book value per common share is calculated by dividing shareholders’ equity by the total number of shares issued and outstanding.
(2)	Tangible book value per common share is calculated by dividing tangible shareholders’ equity (shareholders’ equity less preferred stock, goodwill and core deposit and leasehold right intangibles) by the total number of shares issued and outstanding.
(3)	Return on average assets is calculated by dividing the net income available to common shareholders by the daily average outstanding assets of the Company.
(4)	Return on average tangible common equity is calculated by dividing the Company’s net income available to common shareholders by the Company’s average tangible common equity (total average shareholders’ equity less average serial preferred stock, average goodwill, and average core deposit and leasehold right intangibles).
(5)	The equity to assets ratio was calculated by dividing the Company’s shareholders’ equity by the Company’s total assets.
(6)	The tangible common equity to assets ratio was calculated by dividing tangible shareholders’ equity by the Company’s total tangible assets (total assets less goodwill and core deposit and leasehold right intangibles).
(7)	The efficiency ratio represents non-interest expense as a percent of net interest income plus non-interest income, excluding gain on sale of securities, net.
(8)	The net interest margin represents net interest income as a percent of interest earning assets.

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

OVERVIEW

The year 2016 was another year of strong financial performance for the Company. The Company’s return on average tangible common equity increased to 11.07%, return on average assets increased to 0.92% and the efficiency ratio was 58%. This led to record net income in 2016 of $27 million and diluted earnings per share of $1.50, an increase of 29% and 27%, respectively, from 2015. Activities to enhance BSA Compliance and address the BSA Consent Order resulted in $1.7 million in non-recurring charges in 2016. The Company continued to focus on low-cost core deposits, which provide an important part of the value of its franchise. In 2016 the Company’s total deposits increased $321 million to $2.6 billion, and despite the prime rate increase in December of 2015 and 2016, the cost of deposits in the fourth quarter of 2016 remained within 0.01% of the year-ago quarter. Total assets have grown by $730 million in the two years since the merger of the Company and 1st Enterprise Bank, buttressing the Company’s commitment to organic growth. Compared to 2015, total loans grew $217 million or 12% to $2.1 billion — surpassing the $2 billion mark for the first time in the Company’s history. Furthermore, the Company experienced net recoveries and in 2016, the Company again demonstrated its ability to combine growth with discipline in credit underwriting; witnessed by the ratio of non-performing assets to total assets of 0.04% at December 31, 2016.

Full Year 2016 Highlights

•	Net income in 2016 was $27 million, up 29% from the prior year

•	Return on average tangible common equity of 11.07%, up from 9.86% in the prior year

•	Efficiency ratio improved to 58%, from 61% in the prior year

•	Tangible book value per share increased $1.43 per share, or 11% to $14.10 from the prior year

•	Total assets increased $360 million to $3 billion, up 14% from the prior year

•	Total deposits increased to $2.6 billion, an increase of $321 million or 14% from prior year

•	Non-interest bearing demand deposits were 54% of total deposits at December 31, 2016

•	Year-end 2016 average deposits per branch increased to $290 million

•	Total loans increased to $2 billion, an increase of $217 million or 12% from 2015

•	Record net organic loan growth of $388 million in 2016

•	Nonperforming assets to total assets at 0.04%, at December 31, 2016

•	Continued status as well-capitalized, the highest regulatory category

The Company’s increase in total assets over the last 10 years is due to the Company’s execution of its primary business model focusing on businesses, non-profits, entrepreneurs, professionals and investors, supplemented by the mergers with 1st Enterprise Bank (“1st Enterprise”) in November 2014, Premier Commercial Bancorp (“PC Bancorp”) in July of 2012 and California Oaks State Bank (“COSB”) in December of 2010. The Company is organized and operated as a single reporting segment, principally engaged in commercial business banking. At December 31, 2016, the Company conducted its lending and deposit operations through nine branch offices, located in the counties of Los Angeles, Ventura, Orange and San Bernardino in Southern California. The consolidated financial statements, as they appear in this document, represent the grouping of revenue and expense items as they are presented to executive management for use in strategically directing the Company’s operations. The Company’s growth in loans and deposit liabilities during 2016 was the direct result of the successful execution of its organic growth strategies, with an emphasis on maintaining strong ties to existing customer relationships, as well as developing new customer relationships. New customer relationships are developed from referrals from Board members, current customers, and the local communities the Company actively supports. In addition, the Company targets potential customers whose current bank may be unable to provide the same level of customer support that the customer has come to desire.

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

We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessment, are as follows:

Business Combinations

The Company has a number of fair value adjustments recorded within the consolidated financial statements at December 31, 2016 that relate to the business combinations with COSB, PC Bancorp and 1st Enterprise on December 31, 2010, July 31, 2012 and November 30, 2014, respectively. These fair value adjustments includes goodwill, fair value adjustments on loans, core deposit intangible assets, other intangible assets, fair value adjustments to acquired lease obligations and fair value adjustments on derivatives. The assets and liabilities acquired through acquisitions have been accounted for at fair value as of the date of the acquisition. The goodwill that was recorded on the transactions represented the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized and is reviewed for impairment on October 1st of each year. If certain events occur or circumstances change that result in the Company’s fair value declining below its book value, the Company would perform an impairment analysis at that time.

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

The Allowance is an amount that management believes will be adequate to absorb estimated charge-offs related to specifically identified loans, as well as probable loan charge-offs inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. Management carefully monitors changing economic conditions, the concentrations of loan categories and collateral, the financial condition of the borrowers, the history of the loan portfolio, as well as historical peer group loan loss data to determine the adequacy of the Allowance. The Allowance is based upon estimates, and actual charge-offs may vary from the estimates. No assurance can be given that adverse future economic conditions will not lead to delinquent loans, increases in the provision for loan losses and/or charge-offs. These evaluations are inherently subjective, as they require estimates that are susceptible to significant revisions as conditions change. In addition, regulatory agencies, as an integral part of their examination process, may require additions to the Allowance based on their judgment about information available at the time of their examinations. Management believes that the Allowance as of December 31, 2016 is adequate to absorb known and probable losses inherent in the loan portfolio.

The Allowance consists of specific and general components. The specific component relates to loans that are categorized as impaired. For loans that are categorized as impaired, a specific allowance is established when the realizable value of the impaired loan is lower than the recorded investment of that loan. The general component covers non-impaired loans and is based on the type of loan and historical charge-off experience adjusted for qualitative factors.

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

•

Not all impaired loans require a specific allowance. The payment performance of the borrower may require an impaired classification, but the collateral evaluation may support adequate collateral coverage. For a number of impaired loans in which borrower performance is in question, the collateral coverage may be sufficient. In those instances, a specific allowance is not assessed.

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

Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the expected maturity term of the securities. For mortgage-backed securities, the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The amount of prepayments varies from time to time based on the interest rate environment and the rate of turnover of mortgages. The Company’s investment in the common stock of Pacific Coast Bankers Bank (“PCBB”) and The Independent Banker’s Bank (“TIB”) is carried at cost, evaluated for impairment and is included in other assets on the accompanying consolidated balance sheets.

Derivative Financial Instruments and Hedging Activities

All derivative instruments (interest rate swap contracts) are recognized on the consolidated balance sheet at their current fair value. Every derivative instrument (including certain derivative instruments embedded in other contracts) is required to be recorded in the balance sheet as either an asset or liability measured at its fair value. ASC Topic 815 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

See Note 1, Summary of Significant Accounting Policies in Item 8, Financial Statements and Supplementary Data.

RESULTS OF OPERATIONS

Key Profitability Measures

The following table presents key profitability measures for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands, except per share data):

	Years Ended December 31,		Increase / (Decrease)
	2016	2015	$	%
Net Income Available to Common Shareholders	$26,240	$20,062	$6,178	30.8%

Earnings per share
Basic	$1.52	$1.21	$0.31	25.6%
Diluted	$1.50	$1.18	$0.32	27.1%
Return on average assets (1)	0.92%	0.80%	0.12%	15.0%
Return on average tangible common equity (2)	11.07%	9.86%	1.21%	12.3%
Net interest margin (3)	3.71%	3.83%	(0.11)%	(2.9)%
Efficiency ratio (4)	57.75%	61.48%	(3.73)%	(6.07)%

	Years Ended December 31,		Increase / (Decrease)
	2015	2014	$	%
Net Income Available to Common Shareholders	$20,062	$8,784	$11,278	128.4%

Earnings per share
Basic	$1.21	$0.77	$0.44	57.1%
Diluted	$1.18	$0.75	$0.43	57.3%
Return on average assets (1)	0.80%	0.59%	0.21%	35.6%
Return on average tangible common equity (2)	9.86%	6.50%	3.36%	51.7%
Net interest margin (3)	3.83%	3.79%	0.04%	1.1%
Efficiency ratio (4)	61.48%	71.11%	(9.63)%	(13.54)%

(1)	Return on average assets is calculated by dividing the net income available to common shareholders by the average assets for the period.
(2)	Return on average tangible common equity is calculated by dividing the Company’s net income available to common shareholders by the average tangible common equity for the period. See the tables below for return on average tangible common equity calculation and reconciliation to average shareholders’ equity.
(3)	The net interest margin represents net interest income as a percent of interest bearing assets
(4)	Efficiency ratio represents non-interest expense as a percent of net interest income plus non-interest income, excluding gain on sale of securities, net.

Non-GAAP Financial Measure — Average Tangible Common Equity (“TCE”) Calculation and Reconciliation to Total Average Shareholders’ Equity

The Company utilizes the term TCE, a non-GAAP financial measure. The Company’s management believes TCE is useful because it is a measure utilized by both regulators and market analysts in evaluating a consolidated bank holding company’s financial condition and capital strength. TCE represents common shareholders’ equity less goodwill and certain other intangible assets. Return on Average Tangible Common Equity represents year-to-date net income available to common shareholders as a percent of average tangible common equity. A calculation of the Company’s Return on Average Tangible Common Equity is provided in the table below for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Average Tangible Common Equity Calculation
Total average shareholders’ equity	$325,737	$292,577	$152,500
Less: Average serial preferred stock	17,068	16,457	1,390
Less: Average goodwill	64,603	64,014	13,659
Less: Average core deposit and leasehold right intangibles	6,986	8,644	2,366

Average Tangible Common Equity	$237,080	$203,462	$135,085

Net Income Available to Common Shareholders	$26,240	$20,062	$8,784
Return on Average Tangible Common Equity	11.07%	9.86%	6.50%

Operations Performance Summary

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net income available to common shareholders for the year ended December 31, 2016 was $26 million, or $1.50 per diluted share, compared to $20 million, or $1.18 per diluted share for the year ended December 31, 2015. The $6.2 million increase, or 30.8%, was primarily due to $13 million increase in net interest income after provision for loan losses, as a result of strong organic loan growth since the prior period, offset by a $3.5 million increase in non-interest expense and a $3.1 million increase in provision for income tax expense. Included in the increase of non-interest expense was $1.9 million of non-recurring expenses related to the BSA Consent Order and the closing of the Simi Valley administrative office during 2016. Salaries and employee benefits increased $2.3 million in 2016 as the number of active full time employees increased from 266 at December 31, 2015 to 288 at December 31, 2016. Further, there was no merger-related expenses in 2016, compared to $921 thousand in 2015. During the third quarter of 2016, the Company early adopted ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, effective January 1, 2016, which had a positive impact of $1.4 million to net income, as a reduction to provision for income tax expense for the year ended 2016.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net income available to common shareholders for the year ended December 31, 2015 was $20 million, or $1.18 per diluted share, compared to $8.8 million, or $0.75 per diluted share for the year ended December 31, 2014. The $11 million increase, or 128.4%, was primarily due to $31 million increase in net interest income after provision for loan losses and a $4.0 million increase in non-interest income, offset by a $17 million increase in non-interest expense and a $6.4 million increase in provision for income tax expense. These increases were primarily related to the successful execution of the merger with 1st Enterprise at the end of November 2014 coupled with a strong net organic loan growth of $349 million in 2015. Salaries and employee benefits increased $10 million in 2015, due to a full year of larger employee base as a result of the merger. Occupancy expense also increased $1.7 million for the same period due to a full year of additional locations. Further, core deposit intangible amortization increased $1.3 million in 2015, mainly due to a full year of amortization of a $7.1 million core deposit intangible recognized from the 1st Enterprise merger. Provision for loan losses also increased $2.8 million, as a result of strong organic loan growth and net charge-offs of $2.0 million in 2015. Merger expenses were lower by $1.8 million compared to 2014. Each of these increases and or decreases is more fully described below.

Average Balances, Interest Income and Expense, Yields and Rates

Years Ended December 31, 2016 and 2015

The following table presents the Company’s average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yield/rate for the periods presented. All average balances are daily average balances (dollars in thousands).

	Years Ended December 31,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest earning Assets:
Loans (1)	$1,924,603	$93,589	4.86%	$1,707,654	$84,537	4.95%
Investment securities (2)	400,733	5,793	1.45%	287,436	4,518	1.57%
Deposits in other financial institutions	309,709	1,870	0.59%	289,364	1,087	0.37%

Total interest earning assets	2,635,045	101,252	3.84%	2,284,454	90,142	3.95%

Non-interest earning assets	210,356			210,736

Total assets	$2,845,401			$2,495,190

Interest bearing Liabilities:
Interest bearing transaction accounts	$290,104	416	0.14%	258,444	413	0.16%
Money market and savings deposits	767,826	2,051	0.27%	690,065	1,652	0.24%
Certificates of deposit	46,945	139	0.30%	61,275	190	0.31%

Total interest bearing deposits	1,104,875	2,606	0.24%	1,009,784	2,255	0.22%
Securities sold under agreements to repurchase	22,739	53	0.23%	13,966	30	0.21%
Subordinated debentures	9,795	487	4.89%	9,637	438	4.48%

Total borrowings	32,534	540	1.66%	23,603	468	1.98%

Total interest bearing liabilities	1,137,409	3,146	0.28%	1,033,387	2,723	0.26%

Non-interest bearing demand deposits	1,364,164			1,151,075

Total funding sources	2,501,573			2,184,462
Non-interest bearing liabilities	18,091			18,151
Shareholders’ equity	325,737			292,577

Total liabilities and shareholders’ equity	$2,845,401			$2,495,190

Excess of interest-earning assets over funding sources		$98,106			$87,419

Net interest margin (3)			3.71%			3.83%
Core net interest margin (4)			3.60%			3.69%

(1)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(2)	Average balances of investment securities available-for-sale are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.

(3)	Net interest margin is computed by dividing net interest income by average total interest earning assets.
(4)	Core net interest margin is computed by dividing net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and interest recovered or reversed on non-accrual loans or other significant items based on management’s judgement, by average total interest-earning assets. See the reconciliation table for core net interest margin.

Average Balances, Interest Income and Expense, Yields and Rates

Years Ended December 31, 2015 and 2014

The following table presents the Company’s average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yield/rate for the periods presented. All average balances are daily average balances (dollars in thousands).

	Years Ended December 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest earning Assets:
Loans (1)	$1,707,654	$84,537	4.95%	$1,010,030	$51,882	5.14%
Investment securities (2)	287,436	4,518	1.57%	129,841	2,369	1.82%
Deposits in other financial institutions	289,364	1,087	0.37%	265,076	926	0.34%

Total interest earning assets	2,284,454	90,142	3.95%	1,404,947	55,177	3.93%

Non-interest earning assets	210,736			95,818

Total assets	$2,495,190			$1,500,765

Interest bearing Liabilities:
Interest bearing transaction accounts	$258,444	413	0.16%	153,327	278	0.18%
Money market and savings deposits	690,065	1,652	0.24%	390,185	963	0.25%
Certificates of deposit	61,275	190	0.31%	61,048	216	0.35%

Total interest bearing deposits	1,009,784	2,255	0.22%	604,560	1,457	0.24%
Securities sold under agreements to repurchase	13,966	30	0.21%	13,579	34	0.25%
Subordinated debentures	9,637	438	4.48%	9,556	431	4.45%

Total borrowings	23,603	468	1.98%	23,135	465	2.01%

Total interest bearing liabilities	1,033,387	2,723	0.26%	627,695	1,922	0.31%

Non-interest bearing demand deposits	1,151,075			704,437

Total funding sources	2,184,462			1,332,132
Non-interest bearing liabilities	18,151			16,133
Shareholders’ equity	292,577			152,500

Total liabilities and shareholders’ equity	$2,495,190			$1,500,765

Excess of interest-earning assets over funding sources		$87,419			$53,255

Net interest margin (3)			3.83%			3.79%
Core net interest margin (4)			3.69%			3.64%

(1)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(2)	Average balances of investment securities available-for-sale are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.

(3)	Net interest margin is computed by dividing net interest income by average total interest earning assets.
(4)	Core net interest margin is computed by dividing net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and interest recovered or reversed on non-accrual loans or other significant items based on management’s judgement, by average total interest-earning assets. See the reconciliation table for core net interest margin.

Net Changes in Average Balances, Composition, Yields and Rates

Years Ended December 31, 2016 and 2015

The following table set forth the composition of average interest earning assets and average interest bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Years Ended December 31,
	2016			2015			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest earning Assets:
Loans (1)	$1,924,603	73.0%	4.86%	$1,707,654	74.7%	4.95%	$216,949	(1.7)%	(0.09)%
Investment securities (2)	400,733	15.2%	1.45%	287,436	12.6%	1.57%	113,297	2.6%	(0.12)%
Deposits in other financial institutions	309,709	11.8%	0.59%	289,364	12.7%	0.37%	20,345	(0.9)%	0.22%

Total interest earning assets	$2,635,045	100.0%	3.84%	$2,284,454	100.0%	3.95%	$350,591	—%	(0.11)%

Interest-Bearing Liabilities:
Non-interest bearing demand deposits	$1,364,164	54.5%	—	$1,151,075	52.7%	—	$213,089	1.8%	—
Interest bearing transaction accounts	290,104	11.6%	0.14%	258,444	11.9%	0.16%	31,660	(0.3)%	(0.02)%
Money market and savings deposits	767,826	30.7%	0.27%	690,065	31.6%	0.24%	77,761	(0.9)%	0.03%
Certificates of deposit	46,945	1.9%	0.30%	61,275	2.8%	0.31%	(14,330)	(0.9)%	(0.01)%

Total deposits	2,469,039	98.7%	0.11%	2,160,859	99.0%	0.10%	308,180	(0.3)%	0.01%
Securities sold under agreements to repurchase	22,739	0.9%	0.23%	13,966	0.6%	0.21%	8,773	0.3%	0.02%
Subordinated debentures	9,795	0.4%	4.89%	9,637	0.4%	4.48%	158	—%	0.41%

Total borrowings	32,534	1.3%	1.66%	23,603	1.0%	1.98%	8,931	0.3%	(0.32)%

Total funding sources	$2,501,573	100.0%	0.13%	$2,184,462	100.0%	0.12%	$317,111	—%	0.01%

Excess of interest earning assets over funding sources	$133,472			$99,992			$33,480
Net interest margin (3)			3.71%			3.83%			(0.12)%
Core net interest margin (4)			3.60%			3.69%			(0.09)%

(1)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(2)	Average balances of investment securities available-for-sale are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(3)	Net interest margin is computed by dividing net interest income by average total interest earning assets.

(4)	Core net interest margin is computed by dividing net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and interest recovered or reversed on non-accrual loans or other significant items based on management’s judgement, by average total interest-earning assets. See the reconciliation table for core net interest margin.

Net Changes in Average Balances, Composition, Yields and Rates

Years Ended December 31, 2015 and 2014

The following table sets forth the composition of average interest earning assets and average interest bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition and yield/rate between these respective periods (dollars in thousands):

	Years Ended December 31,
	2015			2014			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate	Average Balance	% of Total	Average Yield/ Rate
Interest earning Assets:
Loans (1)	$1,707,654	74.7%	4.95%	$1,010,030	71.9%	5.14%	$697,624	2.9%	(0.19)%
Investment securities (2)	287,436	12.6%	1.57%	129,841	9.2%	1.82%	157,595	3.3%	(0.25)%
Deposits in other financial institutions	289,364	12.7%	0.37%	265,076	18.9%	0.34%	24,288	(6.2)%	0.03%

Total interest earning assets	$2,284,454	100.0%	3.95%	$1,404,947	100.0%	3.93%	$879,507	—%	0.02%

Interest-Bearing Liabilities:
Non-interest bearing demand deposits	$1,151,075	52.7%	—	$704,437	52.9%	—	$446,638	(0.2)%	—
Interest bearing transaction accounts	258,444	11.9%	0.16%	153,327	11.5%	0.18%	105,117	0.4%	(0.02)%
Money market and savings deposits	690,065	31.6%	0.24%	390,185	29.3%	0.25%	299,880	2.3%	(0.01)%
Certificates of deposit	61,275	2.8%	0.31%	61,048	4.6%	0.35%	227	(1.8)%	(0.04)%

Total deposits	2,160,859	99.0%	0.10%	1,308,997	98.3%	0.11%	851,862	0.7%	(0.01)%
Securities sold under agreements to repurchase	13,966	0.6%	0.21%	13,579	1.0%	0.25%	387	(0.4)%	(0.04)%
Subordinated debentures	9,637	0.4%	4.48%	9,556	0.7%	4.45%	81	(0.3)%	0.03%

Total borrowings	23,603	1.0%	1.98%	23,135	1.7%	2.01%	468	(0.7)%	(0.03)%

Total funding sources	$2,184,462	100.0%	0.12%	$1,332,132	100.0%	0.14%	$852,330	—%	(0.02)%

Excess of interest earning assets over funding sources	$99,992			$72,815			$27,177
Net interest margin (3)			3.83%			3.79%			0.04%
Core net interest margin (4)			3.69%			3.64%			0.05%

(1)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(2)	Average balances of investment securities available-for-sale are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(3)	Net interest margin is computed by dividing net interest income by average total interest earning assets.
(4)	Core net interest margin is computed by dividing net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and interest recovered or reversed on non-accrual loans or other significant items based on management’s judgement, by average total interest-earning assets. See the reconciliation table for core net interest margin.

Volume and Rate Variance Analysis of Net Interest Income

Years Ended December 31, 2016, 2015 and 2014

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

	December 31, 2016 vs. 2015			December 31, 2015 vs. 2014
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Loans	$10,740	$(1,688)	$9,052	$35,904	$(3,249)	$32,655
Investment securities	1,781	(506)	1,275	2,867	(718)	2,149
Deposits in other financial institutions	76	707	783	77	84	161

Total interest income	12,597	(1,487)	11,110	38,848	(3,883)	34,965

Interest Expense:
Interest bearing transaction accounts	51	(48)	3	185	(50)	135
Money market and savings deposits	186	213	399	759	(70)	689
Certificates of deposit	(44)	(7)	(51)	—	(26)	(26)

Total deposits	193	158	351	944	(146)	798

Securities sold under agreements to repurchase	19	4	23	1	(5)	(4)
Subordinated debentures	8	41	49	4	3	7

Total borrowings	27	45	72	5	(2)	3

Total interest expense	220	203	423	949	(148)	801

Net Interest Income	$12,377	$(1,690)	$10,687	$37,899	$(3,735)	$34,164

Non-GAAP Financial Measure - Reconciliation of Core Net Interest Income and Core Net Interest Margin to Net Interest Income and Net Interest Margin

The following table represents a reconciliation of GAAP net interest income and core net interest margin to net interest income and net interest margin used by the Company. The table presents the information for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2016	2015	2014
Net Interest Income	$101,252	$90,142	$53,255
Less: Interest recovered on non-accrual loans	75	95	227
Accelerated accretion of fair value adjustments on early loan payoffs and other associated payoff benefits	3,116	2,896	1,789

Core Net Interest Income	$98,061	$87,151	$51,239

Net interest margin	3.71%	3.83%	3.79%
Core net interest margin	3.60%	3.69%	3.64%

Composition of Net Deferred Loan Fees and Net Fair Value Discounts

The following table reflects the composition of the net deferred loan fees and net fair value discounts at December 31, 2016 and 2015 (dollars in thousands):

	Years Ended December 31,
	2016	2015
Accretable loan discount	$9,772	$14,856
Non-Accretable loan discount	390	2,061

Remaining loan discount on acquired loans	10,162	16,917
Net deferred loan fees on organic loans	5,830	4,575

Total	$15,992	$21,492

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The net interest margin decreased 12 basis points to 3.71% for the year ended December 31, 2016, compared to 3.83% for the year ended December 31, 2015. The decrease in net interest margin is mainly due to average loans being a lower percentage of average earning assets in 2016 than in 2015, as well as compression in average loan yields compared to prior year. However, net interest income grew by $10.7 million or 12% from prior year. The Company’s net interest income was positively impacted in both 2016 and 2015 by the recognition of fair value discount earned on early payoffs of acquired loans. In 2016, the Company recorded $2.2 million in discount earned on early payoffs of acquired loans and other associated payoff benefits aggregating to $920 thousand, with a positive impact on the net interest margin of 12 basis points. In 2015, the Company recorded $2.2 million in discount earned on early payoffs of acquired loans and other associated payoff benefits aggregating to $816 thousand, with a positive impact on the net interest margin of 14 basis points.

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

Provision for Loan Losses

The Company maintains an Allowance to provide for probable losses inherent in the loan portfolio. Additions to the Allowance are made by charges to operating expense in the form of a provision for loan losses. Loan charge-offs are charged against the Allowance when management believes the collectability of the loan principal becomes remote. Subsequent recoveries, if any, are credited to the Allowance.

Provision for loan losses was $3.2 million, $5.1 million and $2.2 million for the year ended December 31, 2016, 2015 and 2014, respectively. The Company had $388 million, $349 million and $197 million of net organic loan growth for 2016, 2015 and 2014, respectively. The Company had net recoveries of $428 thousand in 2016, and net charge-offs of $2.0 million and $232 thousand in 2015 and 2014, respectively. See further discussion in Balance Sheet Analysis, Allowance for Loan Loss.

Non-Interest Income

The following table lists the major components of the Company’s non-interest income (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)		Years Ended December 31,		Increase (Decrease)
	2016	2015	$	%	2015	2014	$	%
Gain (Loss) on sale of securities, net	$258	$112	$146	130.4%	$112	$(47)	$159	338.3%
Gain on sale of SBA loans, net	1,359	1,797	(438)	(24.4)%	1,797	1,221	576	47.2%
Deposit account service charge income	4,814	4,644	170	3.7%	4,644	2,744	1,900	69.2%
Letters of credit income	1,116	743	373	50.2%	743	400	343	85.8%
Transaction referral income	416	516	(100)	(19.4)%	516	570	(54)	(9.5)%
Interchange fees	540	404	136	33.7%	404	173	231	133.5%
Dividend income in equity securities	1,164	1,324	(160)	(12.1)%	1,324	446	878	196.9%
BOLI Income	1,303	1,295	8	0.6%	1,295	660	635	96.2%
Other non-interest income	1,042	895	147	16.4%	895	1,542	(647)	(42.0)%

Total Non-Interest Income	$12,012	$11,730	$282	2.4%	$11,730	$7,709	$4,021	52.2%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Non-interest income increased modestly by $282 thousand or 2.4%. The decrease in the gain on sale of SBA loans was offset by a $170 thousand increase to deposit account service charge income and a $370 thousand increase of letters of credit income. The number of SBA loans the Company originated remained consistent over the last two years, although premiums have been down in second half of 2016, ranging from 106% to 115%, compared to 2015 premium range of 107% to 118%. Further, the decrease in gain on sale of SBA loans in the second half of 2016 is attributable to a decrease in SBA real estate lending, which had higher individual balances than SBA commercial and industrial lending. The increase in deposit account service charge income and letters of credit income are directionally consistent with the continued growth in the Company’s deposit and loan balances.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Non-interest income increased $4.0 million or 52% mainly due to a $576 thousand increase in gain on sale of SBA loans, a $1.9 million increase in deposit account service charge income, a $635 thousand increase in BOLI income and a $878 thousand increase in dividend income on equity securities. The increase in the gain on sale of SBA loan is driven by a higher volume of SBA loan sales in 2015 with a premium range of 107% to 118%. The increase in deposit account service charge income is almost entirely driven by the increase in DDA account analysis fees. The increase in dividend income is from the Federal Home Loan Bank of San Francisco due to a special dividend of $296 thousand received in the second quarter of 2015 and a consistent increase in the quarterly dividend rate throughout 2015.

Non-Interest Expense

The following table lists the major components of the Company’s non-interest expense (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)		Years Ended December 31,		Increase (Decrease)
	2016	2015	$	%	2015	2014	$	%
Salaries and employee benefits	$37,285	$34,989	$2,296	6.6%	$34,989	$24,820	$10,169	41.0%
Stock based compensation expense	3,567	2,966	601	20.3%	2,966	1,699	1,267	74.6%
Occupancy	6,039	5,792	247	4.3%	5,792	4,112	1,680	40.9%
Data processing	2,594	2,495	99	4.0%	2,495	1,968	527	26.8%
Legal and professional	3,782	2,411	1,371	56.9%	2,411	2,006	405	20.2%
FDIC deposit assessment	1,425	1,466	(41)	(2.8)%	1,466	844	622	73.7%
Merger expenses	—	498	(498)	(100.0)%	498	2,302	(1,804)	(78.4)%
OREO loss and expenses	85	245	(160)	(65.3)%	245	15	230	1,533.3%
Office services expenses	1,488	1,526	(38)	(2.5)%	1,526	1,026	500	48.7%
Core deposit intangible amortization	1,280	1,680	(400)	(23.8)%	1,680	391	1,289	329.7%
Other operating expenses	5,899	5,897	2	—%	5,897	4,202	1,695	40.3%

Total non-interest expense	$63,444	$59,965	$3,479	5.8%	$59,965	$43,385	$16,580	38.2%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Non-interest expense increased by $3.5 million, or 5.8% mainly due to a $2.3 million increase in salaries and employee benefits, a $601 thousand increase in stock based compensation, as the Company’s active full-time equivalent employees increased to 288 at December 31, 2016, compared to 266 at December 31, 2015. While the largest portion of this increase relates to BSA activities, other increases in full-time equivalent employees were made to support the high level of customer service CUB provides commensurate with its growth over the last two years. Additionally, the Company recorded $1.9 million in non-recurring expenses in 2016 related to the BSA Consent Order and the closing of an office. The Company originally estimated $2.0 million for one-time BSA costs; actual incurred in 2016 was $1.7 million. Some small amount of one-time costs is expected in the first quarter of 2017, but at this time the total is not expected to exceed the original estimate.

The following table shows the Company’s various non-recurring, non-interest expense of $1.7 million related to the BSA Consent Order, and $203 thousand in occupancy expense related to the closure of the Simi Valley administrative office in 2016 (dollars in thousands):

Year Ended December 31, 2016
Nonrecurring Costs Associated with BSA and Office Closure
Non-Interest Expense
Salaries and employee benefits	$136
Occupancy	276
Legal and professional	1,210
Other operating expenses	304

Total Non-Interest Expense	$1,926

Further, the increases in the above expense categories related to nonrecurring costs are offset by a decrease in merger expenses and core deposit intangible amortization in the amounts of $498 thousand and $400 thousand, respectively.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Non-interest expense increased by $17 million, or 38.2% mainly due to a $10 million increase in salaries and employee benefits, a $1.3 million increase in stock based compensation expense, a $1.7 million increase in occupancy expenses, a $1.3 million increase in core deposit intangible amortization, and a $1.7 million increase in other operating expenses, offset by a decrease in merger expenses of $1.8 million. The increase in salaries and employee benefits was attributable to increase in salaries of $7.8 million and increase in bonus expense in the amount of $1.2 million. The number of active full time employees increased from 250 at December 31, 2014 to 266 at December 31, 2015. The increase in stock compensation expense in 2015 is due to approximately two-thirds of the total grants in 2014 were granted after 1st Enterprise merger, thus a full year of expense for these grants in 2015 compared to only a month or less of expense in 2014. Additionally, the fair value of the restricted stock grant increased in 2015 due to an increase in the Company’s stock price, from an average price of $19.73 in 2014 compared to $25.02 in 2015. Overall increase to total non-interest expense is primarily due to the acquisition of 1st Enterprise in the fourth quarter of 2014.

Income Taxes

The Company’s effective tax rate was 36.7%, 37.7% and 41.9% for the years ended December 31, 2016, 2015 and 2014, respectively. The effective tax rate is impacted by BOLI income, interest income from tax exempt securities and loans, investments in Qualified Affordable Housing Projects “LIHTC” that generate tax credits and benefits for the Company, and beginning in 2016, excess tax benefits from the exercise or vesting of share-based awards. In the third quarter of 2016, the Company elected the early adoption of ASU 2016-09, retroactively effective as of January 1, 2016. As a result of the application of this standard, excess tax benefits from exercise or vesting of share-based awards are now included as a reduction in provision for income tax expense in the period in which the exercise or vesting occurs. The variance between 2016 and 2015 is primarily related to the early adoption of ASU 2016-09. For the full year of 2016, the effective tax rate was 36.7% which benefitted from the exercising of 505,274 options during 2016, with a discrete tax benefit of $1.4 million; without the excess tax benefit, the effective tax rate would have been 40.1%. The actual tax rate may be volatile, dependent upon the volume of stock events and differential in stock price between grant and event. The higher effective tax rate in 2014 is primarily related to non-deductible merger cost as a result of the acquisition of 1st Enterprise. The Company operates in the Federal and California jurisdictions and the blended statutory tax rate for Federal and California income taxes is 42.05%.

FINANCIAL CONDITION

Balance Sheet Analysis

Total assets increased $360 million from $2.6 billion at December 31, 2015 to $3.0 billion at December 31, 2016 with an increase of $154 million in total investment securities and an increase of $217 million in loans, mainly driven by a $321 million increase in total deposits during the period. The increase in loans from the prior year was due to strong organic loan growth. Net organic loan growth during the period was $388 million, partially offset by $171 million in pay downs and pay offs in the acquired loan portfolios. Loan growth during the period was concentrated primarily in Owner-Occupied Nonresidential Property loans of $43 million, Other Nonresidential Property loans of $97 million, Construction Land Development and Other Land loans of $68 million and Multifamily Residential Property loans of $39 million. The increase in investment securities during 2016 was due to purchases made in the third and fourth quarter of 2016 in conjunction with the increase in yields seen in the later part of the year.

Funding the asset growth for the Company in 2016 was the growth in deposits of $321 million and earnings of $26 million. Further, the deposit growth of $321 million is the result of a $112 million increase in non-interest bearing demand deposits, a $72 million increase in interest bearing transaction accounts and a $166 million increase in money market and savings deposits, offset by a decrease of $29 million in certificates of deposit. Non-interest bearing deposits represented 54%, and 56% of total deposits at December 31, 2016 and 2015, respectively.

Investment Securities

In order to maintain the Company’s goal of maintaining a high degree of both on-balance sheet and off-balance sheet liquidity, the Company maintains a portion of its investment securities in both readily saleable securities and/or securities that can be pledged as collateral for one or a combination of the Company’s credit facilities. The Company invests in U.S. Treasury Notes, U.S. Agency and U.S. Sponsored Agency issued AAA and AA rated investment-grade callable and non-callable bonds, mortgage-backed pass through securities, asset backed securities and collateralized mortgage obligation “CMO” securities and investment grade municipal securities.

The Company also maintains investable funds with other financial institutions in the form of overnight interest bearing money market accounts and short term maturity certificates of deposit with insured financial institutions. Throughout both 2016 and 2015, the Company has maintained a significant portion of its overnight liquidity directly with the Federal Reserve Bank. At December 31, 2016, the Company had $90 million on deposit with the Federal Reserve.

Securities owned by the Company may also be pledged in connection with the Company’s securities sold under agreements to repurchase program that is offered to the Company’s business deposit customers in which a minimum of 102% of the borrowings are collateralized by the fair market value of the investment securities. As of December 31, 2016 and 2015, the carrying value of securities pledged in connection with securities sold under agreements to repurchase was $48 million and $47 million, respectively. Securities with a market value of $17 million and $12 million were pledged to secure a certificate of deposit of $10 million with the State of California Treasurer’s office throughout 2016 and 2015. Securities with a market value of $78 million and $81 million were pledged to secure outstanding standby letters of credit confirmed/issued by a correspondent bank for the benefit of our customers in the amounts of $42 million and $45 million at December 31, 2016 and December 31, 2015, respectively. Securities with a market value of $716 thousand and $893 thousand were pledged to secure local agency deposits at December 31, 2016 and 2015, respectively. Securities with a market value of $26 million and $19 million were pledged to secure our Federal Reserve credit facility at December 31, 2016 and 2015, respectively. Securities with a market value of $16 million and $19 million were pledged in connection with its credit facility with the Federal Home Loan Bank “FHLB” at December 31, 2016 and 2015, respectively. Securities with a market value of $16 million were pledged in connection with bankruptcy accounts at December 31, 2016 and 2015. Securities with a market value of $2 million were pledged in connection with interest rate swaps acquired from the 1st Enterprise merger at December 31, 2016 and 2015.

As of December 31, 2016 and 2015, the Company’s investment securities portfolio consisted of the following, by issuer (dollars in thousands):

Securities Portfolio at Fair Value, by Issuer

	December 31, 2016	December 31, 2015
Small Business Administration “SBA”	$122,850	$93,491
U.S. Treasury	68,965	80,745
Government National Mortgage Association “GNMA”	46,270	58,765
Corporate Bonds — Various Companies	—	4,023
Federal National Mortgage Association “FNMA”	132,282	57,759
Municipals — Various State and Political Subdivisions	41,602	43,001
Federal Home Loan Bank “FHLB”	5,982	1,014
Federal Home Loan Mortgage Corporation “FHLMC”	87,040	11,331
Federal Deposit Insurance Corporation “FDIC”	—	348
Sallie Mae “SLMA”	6,896	7,647

Total	$511,887	$358,124

The Municipal Bonds in the above table were issued by one hundred and fourteen separate municipalities.

The securities issued by the U.S. Treasury of $69 million, SBA of $123 million and GNMA of $46 million, are fully guaranteed as to the timely payment of both principal and interest by the United States Government.

Composition of Securities Available-for-Sale and Held-to-Maturity, at Fair Value

	At December 31,
(Dollars in thousands)	2016		2015		2014
Available-for-Sale	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Govt Agency and Sponsored Agency — Note Securities	$9,969	1.9%	$1,014	0.3%	$2,038	0.7%
U.S. Treasury Note	68,965	13.5%	80,746	22.6%	20,025	7.3%
U.S. Govt Agency — SBA Securities	122,850	24.0%	93,490	26.1%	54,487	19.9%
U.S. Govt Agency — GNMA Mortgage-Backed Securities	22,370	4.4%	30,700	8.6%	29,342	10.7%
U.S. Govt Sponsored Agency — CMO & Mortgage-Backed Securities	238,900	46.7%	97,154	27.1%	107,228	39.12%
Corporate Securities	—	—%	4,023	1.1%	4,120	1.5%
Municipal Securities	—	—%	1,011	0.3%	1,050	0.4%
Asset Backed Securities	6,896	1.3%	7,647	2.1%	8,672	3.2%
Held-to- Maturity
Municipal Securities	41,937	8.2%	42,339	11.8%	47,159	17.2%

Total	$511,887	100%	$358,124	100.0%	$274,121	100.0%

The amortized cost, estimated fair value and average yield of debt securities at December 31, 2016, are reflected in the table below. Maturity categories are determined as follows:

•	U.S. Govt. Agency, U.S. Treasury Notes and U.S. Govt. Sponsored Agency — bonds and notes — maturity date

•

U.S. Gov. Sponsored Agency CMO or Mortgage-Backed Securities, U.S. Govt. Agency GNMA Mortgage-Backed Securities, Asset Backed Securities and U.S. Govt. Agency SBA Securities, — estimated cash flow taking into account estimated pre-payment speeds

•	Investment grade Municipal securities — the earlier of the maturity date or the expected call date.

Although U.S. Government Agency, U.S. Government Sponsored Agency mortgage-backed and CMO securities have contractual maturities through 2048, the expected maturity will differ from the contractual maturities because borrowers or issuers may have the right to prepay such obligations without penalties.

(Dollars in thousands)	Maturing
Available-for-Sale	One year or less	Weighted Average Yield	After one year thru five years	Weighted Average Yield	After five years thru ten years	Weighted Average Yield	After ten years	Weighted Average Yield	Balance as of December 31, 2016	Weighted Average Yield	% to total
U.S. Government Agency Securities	$—	—%	$9,969	1.00%	$—	—%	$—	—%	$9,969	1.00%	1.95
U.S. Government SBA Securities	18,320	1.27%	45,623	1.64%	45,238	2.03%	13,669	2.07%	122,850	1.78%	24.00
U.S. Government GNMA Mortgage-Backed Securities	6,088	0.94%	10,199	1.23%	3,374	1.64%	2,709	2.88%	22,370	1.41%	4.37
U.S. Government Agency CMO & Mortgage-Backed Securities	46,991	1.54%	108,949	1.67%	62,804	1.86%	20,156	2.22%	238,900	1.74%	46.67
U.S. Treasury Note	53,975	0.76%	14,990	0.73%	—	—%	—	—	68,965	0.75%	13.47
Asset Backed Securities	—	—%	2,185	1.13%	4,711	1.25%	—	—	6,896	1.21%	1.35
Held-to-Maturity
Municipal Securities (1)	3,711	1.42%	35,254	1.63%	2,972	2.71%	—	—	41,937	1.69%	8.19

Total	$129,085	1.14%	$227,169	1.54%	$119,099	1.91%	$36,534	2.21%	$511,887	1.57%	100%

(1)	On a fully tax equivalent basis: One year or less, 2.26%; After one year thru five years, 2.60%; After five years thru ten years, 4.33%; After ten years, 0%; total municipal securities, 2.70%.

Lending

The following table presents the composition of the loan portfolio at the dates indicated (dollars in thousands):

	December 31,
	2016	2015	2014	2013	2012
Commercial and Industrial Loans:	$502,637	$537,368	$528,517	$299,473	$262,637

Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	451,322	407,979	339,309	197,605	181,844
Other Nonresidential Properties	630,163	533,168	481,517	271,818	246,450
Construction, land development and other land	194,059	125,832	72,223	47,074	48,528
1-4 Family Residential Properties	127,164	114,525	121,985	65,711	62,037
Multifamily Residential Properties	109,858	71,179	52,813	33,780	31,610

Total Loans Secured by Real Estate	1,512,566	1,252,683	1,067,847	615,988	570,469

Other Loans:	35,023	43,112	28,359	17,733	21,779

Total Loans	$2,050,226	$1,833,163	$1,624,723	$933,194	$854,885

The following table is a breakout of the Company’s gross loans stratified by the industry concentration of the borrower by their respective NAICS code at the dates indicated (dollars in thousands):

	December 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Real Estate	$1,096,377	53%	$857,021	47%
Manufacturing	180,217	9%	174,773	10%
Construction	140,270	7%	161,618	9%
Hotel/Lodging	120,760	6%	105,741	6%
Wholesale	117,444	6%	134,093	7%
Finance	83,061	4%	87,734	5%
Professional Services	58,766	3%	60,952	3%
Other Services	50,425	2%	45,002	3%
Healthcare	46,184	2%	47,293	3%
Information	32,014	2%	20,171	1%
Retail	28,938	1%	38,928	2%
Restaurant/Food Service	24,118	1%	26,226	1%
Transportation	19,857	1%	22,237	1%
Administrative Services	17,090	1%	23,736	1%
Entertainment	13,569	1%	6,188	0%
Education	10,370	1%	9,244	1%
Management	6,455	—%	8,137	—%
Other	4,311	—%	4,069	—%

Total Loans	$2,050,226	100%	$1,833,163	100%

The Company’s loan origination and lending activities continue to be focused primarily on direct contact with its borrowers through the Company’s relationship managers and/or executive officers. Total loans were $2.1 billion at December 31, 2016, an increase of $217 million or 12% from $1.8 billion at December 31, 2015. The Company had approximately $388 million of net organic loan growth which was partially offset by approximately $171 million in loan pay downs and pay offs from the acquired loan portfolios. The increase in total loans from the end of the prior year included a $43 million increase in the owner-occupied nonresidential properties portfolio, a $97 million increase in the other nonresidential real estate properties portfolio, a $68 million increase in the construction, land development and other land properties portfolio, a $13 million increase in the 1-4 family residential properties portfolio, and a $39 million increase in the multifamily residential properties portfolio, offset by a $35 million decrease in the commercial and industrial loan portfolio and an $8 million decrease in the other loans portfolio.

The Company’s loan customers are primarily based in the Southern California area with geographical distribution primarily in Los Angeles County, Orange County, Ventura County, Riverside County and San Bernardino County.

At least on a quarterly basis, management reviews a report of loan relationships with balances over $6.5 million which constitute 40% and 30% of the Company’s total loan portfolio as of December 31, 2016 and 2015, respectively. At December 31, 2016, there were five loan relationships with balances over $20 million, twenty-six loan relationships of more than $10 million and less than $20 million and forty-two loan relationships of more than $6.5 million and less than $10 million. Of the five largest loan relationships, four were real estate lending relationships and one was a commercial and industrial lending relationship. The largest lending relationship is $37 million in outstanding loans comprised of four notes, three of which are secured by commercial real estate within our branch footprint and have a guarantor as well. The relationship also maintains deposit operating accounts with the Bank. Compared to December 31, 2015, there were four loan relationships with balances over $20 million, eighteen loan relationships of more than $10 million and less than $20 million and twenty-seven loan relationships of more than $6.5 million and less than $10 million. Of the four largest loan relationships, three were real estate lending relationships and one was a commercial and industrial lending relationship. The growth in the relationships over $6.5 million and less than $10 million was primarily from existing customers whose businesses expanded in the year. The growth in relationships over $10 million and less than $20 million was from new customer relationships. Overall, the majority of new customer relationships by count in 2016 was commercial and industrial oriented. As of December 31, 2016 and 2015, the average outstanding loan principal balance was $967 thousand compared to $869 thousand.

The Company had 57 commercial banking relationship managers and 9 commercial real estate relationship managers at December 31, 2016, compared to 53 commercial banking relationship managers and 9 commercial real estate relationship managers at December 31, 2015. The loan portfolio is spread throughout the 9 branches and the Orange County LPO. No one office has more than 16% of the loan portfolio.

The Company provides commercial loans, including working capital and equipment financing, real estate loans, including residential and construction and consumer loans, generally to business principals, entrepreneurs and professionals. The Company currently does not offer residential mortgages to consumers other than home equity lines of credit. The Company’s lending has been originated primarily through direct contact with the borrowers by the Company’s relationship managers and/or executive officers. The Company’s credit approval process includes an examination of the collateral, cash flow and debt service coverage of the loan, as well as the financial condition and credit references of the borrower and guarantors, where applicable. The Company’s senior management is actively involved in its lending activities, collateral valuation and review process. The Company obtains independent third party appraisals of loans secured by real property as required by applicable federal law and regulations and a separate third party reviews those appraisals. There is also a loan committee comprised of senior management and outside directors that monitors the loan portfolio on at least a quarterly basis.

Management believes that it manages credit risk closely in its loan portfolio and uses a variety of policy and procedure guidelines and analytical tools to achieve its asset quality objectives.

The Company’s real estate construction loans are primarily short-term loans made to finance the construction of 1-4 single family and multifamily residential property. We make loans to finance the construction of single family residences to established developers and owner-occupiers that make up about 25% of the construction loan portfolio. Our construction lending is to relationships we know, doing projects the builder/developer has experience with, and the majority are with recourse and are rarely speculative in nature. In 2016, due to the improving state of the southern California economy and increased demand for new in-fill development projects, there existed enhanced opportunities for the Company to make good quality construction loans. The Company’s portfolio consisted predominantly of multifamily residential construction projects in Los Angeles County undertaken by customers that have long-term relationships with the Company. Construction quality and exposure is consistently monitored via quarterly reporting and the entire portfolio is Pass rated as of December 31, 2016. The construction, land development and other land loan portfolio remains a small percentage of the Company’s entire loan portfolio and the pace of 2016 growth is not expected to accelerate in 2017, except for growth driven by completion of construction projects underway. As of December 31, 2016, the construction portfolio was 9% of total loans with a composition of 79% for construction and 21% for land development. This compares to the construction loan portfolio at December 31, 2015 which was 7% of total loans, with a composition of 78% for construction and 22% for land development.

Our other real estate loans consist primarily of loans made based on the borrower’s cash flow, secured by deeds of trust on commercial and residential property to provide an additional source of repayment in the event of default. Maturities on these loans are generally up to ten years (on an amortization ranging from fifteen to twenty-five years with a balloon payment due at maturity). The interest rates on these commercial real estate loans are either fixed or floating, with many of the loans that have maturities greater than five years having re-pricing provisions that adjust the interest rate to market rates at stated times prior to maturity. As of December 31, 2016 and 2015, owner-occupied nonresidential properties and other nonresidential properties are composed of 18% office buildings, 53% commercial buildings, 12% retail centers, 16% hotel/resorts/other, and 1% leaseholds.

Our commercial and industrial loans are made for the purpose of providing working capital, financing for the purchase of equipment or for other business purposes. Such loans include loans with typical maturities of one year and “term loans” which are loans with maturities normally ranging from one to five years. In 2016, the Company experienced an overall decrease from 2015 in commercial and industrial loans outstanding; from $537 million at December 31, 2015, to $496 million at March 31, 2016, to $522 million at June 30, 2016, to $499 million at September 30, 2016 to $503 million at December 31, 2016. The Company’s commercial and industrial line of credit utilization was approximately 40% and 46% as of December 31, 2016 and 2015, respectively. Utilization of commercial and industrial lines of credit decreased from 46% to 40%, of which 2% was due to the increase in commitments and 4% was due to pay downs, reflecting the strong balance sheets of our borrowers. While commercial and industrial lending remains our business banking focus, loan growth came primarily through growth in our portfolio of loans secured by real estate, encompassing most types of this borrowing category. These are generally loans that have strong guarantors and moderate levels of loan to value. Furthermore, we have historically experienced a low level of charge-offs from real estate secured loans. Based on the industry concentration of the Company’s borrowers, the manufacturing sector continues to be the second largest of the overall loan portfolio, representing 9% and 10% of the total loan portfolio at December 31, 2016 and 2015, respectively. Despite the fact that Los Angeles remains as the largest manufacturing centers in the U.S., the overall industry headcount is shrinking in recent years partly due to increasing automation, but offshoring and improving productivity are also factors. Generally, the Bank has strong credit quality commercial and industrial customers who are not using leverage to expand, but are liquid, providing non-interest bearing deposit accounts.

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

Other loans are primarily loans to non-depository financial institutions but also include personal loans that are generally made for the purpose of financing investments, various types of consumer goods and other personal purposes.

Outstanding unused loan commitments consist primarily of commercial, business credit cards, construction and home equity lines of credit which have not been fully disbursed, as well as some standby letters of credit which generally support lease or other direct obligations. Based upon our experience, the outstanding unused loan commitments are expected to decrease in line with increases in loan demand, subject to economic conditions. During 2016, the Company’s percentage of unused commercial loan commitments to total commercial loan commitments has increased from 54% at December 31, 2015 to 60% at December 31, 2016, reflecting the strength of the borrowers’ balance sheets. The Company had $918 million in outstanding unused loan commitments, and $85 million in outstanding standby letters of credit, with total off-balance sheet commitments totaling $1 billion at December 31, 2016. Comparatively, the Company had $722 million in outstanding unused loan commitments, and $84 million in outstanding standby and performance letters of credit, with total off-balance sheet commitments totaling $806 million at December 31, 2015. The year over year increase is consistent with the continuous growth of the Company’s loan portfolio and customer relationships as well as the decrease in commercial and industrial line utilization.

The Company does not have any concentrations in the loan portfolio except for the level of loans that are secured by real estate as presented in the tables above. Although the Bank’s real estate concentration at December 31, 2016 exceeds 300% of total risk based capital, the Company has maintained its relationship based approach to lending which has resulted in nominal charge-off experience in the real estate portfolio since the Company’s inception.

The following table sets forth the maturity distribution of the Company’s outstanding loans at December 31, 2016. In addition, the table shows the distribution of loans with current predetermined interest rates (loans that are either fixed rate or loans that are either at or below their floor rate) and those with variable (floating) interest rates. To price its variable rate loans, the Company currently utilizes the Wall Street Journal Prime Rate (51%), the U.S. Treasury Rate (35%), LIBOR (12%) and the remaining other indexes (1%). As of December 31, 2016, we had 16 loans with a recorded investment balance of $19 million with remaining maturities greater than twenty years. As of December 31, 2015, we had 89 loans with a recorded investment balance of $50 million with remaining maturities greater than twenty years.

(Dollars in thousands)	Maturing
	Within One Year	One to Five Years	After Five Years	Total
As of December 31, 2016
Commercial and Industrial	$294,438	$173,841	$34,358	$502,637
Owner-Occupied Nonresidential Properties	27,458	82,503	341,361	451,322
Other Nonresidential Properties	18,877	126,893	484,393	630,163
Construction, Land Development and Other Land	103,384	81,885	8,790	194,059
1-4 Family Residential Properties	28,168	30,815	68,181	127,164
Multifamily Residential Properties	23,150	38,716	47,992	109,858
Other	12,824	17,282	4,917	35,023

Total	$508,299	$551,935	$989,992	$2,050,226

Loans with pre-determined interest rates (1)	$91,943	$241,723	$202,797	$536,463
Loans with floating or adjustable interest rates	416,356	310,212	787,195	1,513,763

Total Loans	$508,299	$551,935	$989,992	$2,050,226

(1)	Includes approximately $501 million of variable rate loans that are either at or below their floor.

Impaired Loans, Non-Accrual Loans. At December 31, 2016, the Company had 12 loans on non-accrual totaling $1.1 million, or 0.05% of total loans. At December 31, 2015, the Company had 15 loans on non-accrual totaling $2.1 million, or 0.11% of total loans. Approximately 60% of the non-accrual loans balance is made up of 10 commercial and industrial loans totaling $675 thousand at December 31, 2016, compared to 50% consisting of 11 commercial and industrial loans totaling $1.0 million at December 31, 2015. The reduction in the non-accrual loans balance from 2015 is due to payoffs and charge-offs. At December 31, 2016 and 2015, all loans classified as impaired are on non-accrual status and all troubled debt restructured loans are impaired and on non-accrual status. Of the non-accrual loans, none individually exceeds $300 thousand. There were no non-performing assets or loans greater than 90 days past due and accruing interest as of December 31, 2016 or 2015.

The following is a summary of our asset quality data and key ratios at the dates indicated (dollars in thousands):

	December 31, 2016	December 31, 2015
Loans originated by the Bank on non-accrual	$—	$89
Loans acquired through acquisition that are on non-accrual	1,122	1,962

Total non-accrual loans	1,122	2,051
Other Real Estate Owned	—	325

Total non-performing assets	$1,122	$2,376

Net recoveries (charge-offs) year to date	$428	$(2,009)
Non-accrual loans to total loans	0.05%	0.11%
Total non-performing assets to total assets	0.04%	0.09%
Allowance for loan loss to total loans	0.94%	0.86%
Allowance for loan loss to total loans accounted at historical cost, which excludes loans acquired by acquisition	1.18%	1.25%
Net year to date recoveries (charge-offs) to average year to date loans	0.02%	(0.12)%
Allowance for loan loss to non-accrual loans accounted at historical cost, which excludes non-accrual loans acquired by acquisition and related allowance	NA	17583%
Allowance for loan loss to total non-accrual loans	1726%	764%

The risk that borrowers will fail, or will be unable to repay their loans, is an inherent part of the banking business. The Company has established guidelines and practices to specifically identify loans that may become past due in the future, either as to interest and/or principal, for more than 90 days. Such loans are given special attention by our credit officers and additional efforts are made to get the borrowers to bring their loans current or to provide additional collateral to reduce the risk of potential losses on these loans. In addition, the Company may in the future renegotiate the payment terms of loans to permit the borrower to defer interest or principal payments in those instances where it appears that the borrower may be encountering temporary or short-term financial difficulties, and we believe that the future deferral would reduce the likelihood of an eventual loss on the loan. When we have reason to believe that continued payment of interest and principal on any loan is unlikely, the loan is placed on a non-accrual status. When a loan is placed on non-accrual status, accrual of interest on the loan is discontinued and any previously accrued but unpaid interest on the loan is reversed and, therefore, the loan ceases to be an earning asset for the Company. The Company has established practices and guidelines to increase its efforts to recover all amounts due that may become delinquent in the future, which may include the initiation of foreclosure proceedings against the collateral securing the loan.

The Company will consider any loan to be impaired when, based upon current information and events, it is probable that interest and principal will not be collected according to the contractual terms of the original loan agreement. In determining impairment, we evaluate, both performing and non-performing loans, which exhibit, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, delinquent loan payments or other indications that the borrowers are experiencing increased financial difficulties. In general, payment delays of less than 90 days or payment shortfalls of less than 1% are deemed insignificant and, for that reason, would not necessarily result in the classification of such loans as impaired. The Company generally considers all non-accrual and troubled debt restructured loans to be impaired. At December 31, 2016 and 2015, all classified loans within the loan portfolio were evaluated for possible impairment, of which 7 loans for a total of $623 thousand (excludes purchased credit impaired loans of $1.7 million) were considered to be impaired at

December 31, 2016 and 7 loans for a total of $1.2 million (excludes purchased credit impaired loans of $2.0 million) were considered to be impaired at December 31, 2015.

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

In addition, the Company has loans classified as substandard of $59 million and $40 million at December 31, 2016 and 2015, respectively. This balance includes impaired loans of $623 thousand and purchased credit impaired loans of $500 thousand at December 31, 2016, compared to impaired loans of $1.2 million and purchased credit impaired loans of $847 thousand at December 31, 2015. The largest substandard relationship are acquired loans ($9 million) primarily secured by the business assets of the Company in the restaurant industry. The other large substandard loans are manufacturers. These potential problem loans are loans that have a well-defined weakness based on objective evidence. For these potential problem loans, there is a possibility that the Company could incur some loss if the weakness is not properly corrected. At December 31, 2016 and 2015, management expects full repayment of principal and interest on all loans that are on accrual status.

Allowance for Loan Loss

The Company maintains an Allowance to provide for probable losses in the loan portfolio. Additions to the Allowance are made by charges to operating expense in the form of a provision for loan losses. Loan charge-offs are charged against the Allowance when management believes the collectability of the loan principal becomes remote. Subsequent recoveries, if any, are credited to the Allowance.

The Allowance is an amount that management believes is adequate to absorb estimated charge-offs related to specifically identified loans, as well as probable loan charge-offs inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior charge-off experience and other external data.

The Allowance consists of specific and general components. The specific component relates to loans that are identified as impaired. The general component covers non-impaired loans and is based on the historical charge-off experience in various loan segments adjusted for qualitative factors.

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the original loan agreement. Generally these loans are rated substandard or worse. Most impaired loans are classified as nonaccrual. However, there are some loans that are termed impaired due to doubt regarding collectability according to contractual terms, but are both fully secured by collateral and are current in their interest and principal payments. Impaired loans are measured for reserve requirements based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of an impairment reserve, if any, and any subsequent increase in impairment is charged against the Allowance. Factors that contribute to a performing loan being classified as impaired include payment status, collateral value, probability of collecting scheduled payments, delinquent taxes and debts to other lenders that cannot be serviced out of existing cash flow.

A loan is classified as a troubled debt restructuring when a borrower is experiencing financial difficulties that leads to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider for new debt of similar risk. The loan terms which have been modified or restructured due to a borrower’s financial difficulty may include a reduction in the stated interest rate, an extension of the maturity at an interest rate below current market interest rates, a reduction in the face amount of the debt (principal forgiveness), a reduction in the accrued interest or payment amount, or re-aging, extensions, deferrals, and other actions intended to minimize potential losses.

The restructured loans may be categorized as “special mention” or “substandard” depending on the severity of the modification. Regardless, all modified loans that are classified as troubled debt restructurings are impaired and the impairment amount is determined at modification. Loans that were paid current at the time of modification may be upgraded in their classification after a sustained period of repayment performance, usually six months or longer.

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

The Company has instituted loan policies designed to adequately evaluate and analyze the risk factors associated with our loan portfolio and to enable us to analyze such risk factors prior to granting new loans and to assess the sufficiency of the Allowance. We conduct a critical evaluation of the loan portfolio quarterly and have an external review of the loan portfolio conducted once to twice a year. The Allowance is based on the historical loan loss experience of the portfolio loan segments for the past 20 quarters, however the Bank also considers Uniform Bank Peer Group (“UBPR”) historical loss data to evaluate potential loss exposure for those loan segments where the Company had no meaningful historical loss experience. The Allowance also includes an assessment of the following qualitative factors: the results of any internal and external loan reviews and any regulatory examination, loan charge-off experience, estimated potential charge-off exposure on each classified loan, credit concentrations, changes in the value of collateral for collateral dependent loans, and any known impairment in the borrower’s ability to repay. The Company also evaluates environmental and other factors such as underwriting standards, staff experience, the nature and volume of loans and loan terms, business conditions, political and regulatory conditions, local and national economic trends. The quantitative portion of the Allowance is adjusted for qualitative factors to account for model imprecision and to incorporate the range of probable outcomes inherent in the estimates used for the Allowance.

Each quarter the Company reviews the Allowance and makes additional provisions to the Allowance as needed based on a review of the factors discussed above. The Allowance increased $3.7 million, to $19 million at December 31, 2016 from $16 million at December 31, 2015 due to a provision for loan losses of $3.3 million and net recoveries of $428 thousand. The allowance for loan loss as a percentage of total loans was 0.94% at December 31, 2016 and 0.86% at December 31, 2015. The Allowance as a percentage of loans (excluding loan balances and the related Allowance on loans acquired through acquisition) was 1.18% and 1.25% at December 31, 2016, and 2015, respectively. The decrease in the allowance ratio related to organic loans was directly attributable to gradual improvements in the economic conditions within the Company’s markets, as well as a continued low level of non-performing assets at December 31, 2016.

The Company’s management considered the following factors in evaluating the Allowance at December 31, 2016:

•

For the year ended December 31, 2016, there were loan recoveries of $1.3 million and loan charge-offs of $895 thousand. The largest recovery was $800 thousand on a commercial loan. The largest charge-off was $508 thousand on a commercial loan.

•	There were twelve non-accrual loans totaling $1.1 million, none exceeds $300 thousand individually

•	The overall growth and composition of the loan portfolio

•	Changes to the overall economic conditions within the markets in which the Company makes loans

•	Concentrations within the loan portfolio, as well as risk conditions within its commercial and industrial loan portfolio

•	The remaining fair value adjustments on loans acquired through acquisition with special attention to the fair value adjustments associated with the purchased credit impaired loans

The Allowance and the reserve for unfunded loan commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. In considering all of the above factors, management believes that the Allowance and the reserve for unfunded loan commitments at December 31, 2016 are adequate. Although the Company maintains its Allowance and reserve for unfunded loan commitments at a level which it considers adequate to provide for probable charge-offs and losses, there can be no assurance that such charge-offs and losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

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

The following is a summary of activity in the allowance for loan loss for the periods indicated (dollars in thousands):

	December 31,
	2016	2015	2014	2013	2012
Allowance for loan loss at beginning of year	$15,682	$12,610	$10,603	$8,803	$7,495
Provision for loan losses	3,264	5,080	2,239	2,852	1,768

Net (charge-offs) recoveries:
Loans charged-off:
Commercial and Industrial	(895)	(2,218)	(619)	(1,704)	(444)
Construction, Land Development and Other Land	—	—	—	—	—
Commercial and Other Real Estate	—	(292)	(73)	(200)	(233)
Consumer and Other	—	—	—	(8)	(10)

Total loans charged-off	(895)	(2,510)	(692)	(1,912)	(687)

Recoveries:
Commercial and Industrial	1,318	497	354	70	76
Construction, Land Development and Other Land	—	—	—	763	—
Commercial and Other Real Estate	5	5	106	12	139
Other	—	—	—	15	12

Total recoveries	1,323	502	460	860	227

Net (charge-offs) recoveries	428	(2,008)	(232)	(1,052)	(460)

Allowance for loan loss at end of year	$19,374	$15,682	$12,610	$10,603	$8,803

As set forth in the following table, the Allowance is allocated among the different loan segments because there are differing levels of risk associated with each loan segment. However, the allowance for loan loss allocated to specific loan segments are not the total amounts available for future charge-offs that might occur within such segments because the total allowance for loan loss is applicable to the entire portfolio.

(Dollars in thousands)	December 31,
	2016		2015		2014		2013		2012
	Allowance for Loan Loss	% of Loans to Total Loans	Allowance for Loan Loss	% of Loans to Total Loans	Allowance for Loan Loss	% of Loans to Total Loans	Allowance for Loan Loss	% of Loans to Total Loans	Allowance for Loan Loss	% of Loans to Total Loans
Commercial and Industrial	$7,130	25%	$5,924	29%	$5,864	33%	$5,534	32%	$4,572	31%
Construction, Land Development and Other Land	3,084	9	2,076	7	1,684	4	1,120	5	2,035	6
Commercial and Other Real Estate	8,487	64	6,821	62	4,802	61	3,886	61	2,084	61
Consumer and Other	673	2	861	2	260	2	63	2	112	2

Total	$19,374	100%	$15,682	100%	$12,610	100%	$10,603	100%	$8,803	100%

Deposits

Total deposits increased $321 million to $2.6 billion at December 31, 2016, primarily due to a $112 million increase in non-interest bearing demand deposits, a $72 million increase in interest bearing transaction accounts and a $166 million increase in money market and savings deposits, offset by a decrease of $29 million in certificates of deposit. The increases in these deposits are primarily related to strong organic deposit growth in 2016 which demonstrates the Company’s focus on its relationship-based, business-banking franchise model. Non-interest bearing deposits represented 54% and 56% of total deposits at December 31, 2016 and 2015, respectively.

At December 31, 2016, 79 customers maintained balances (aggregating all related accounts, including multiple business entities and personal funds of business principals) in excess of $6 million. The aggregate amount of such deposits amounted to $1.2 billion or approximately 48% of the Company’s total customer deposit base. At December 31, 2015, 117 customers maintained balances (aggregating all related accounts, including multiple business entities and personal funds of business principals) in excess of $4 million. The aggregate amount of such deposits amounted to $1.3 billion or approximately 56% of the Company’s total customer deposit base. The Asset/Liability Committee of the Bank monitors for deposit concentrations and considers strategies to de-risk if necessary.

The following table is a breakout of the Company’s deposits stratified by the industry concentration of the depositor by their respective NAICS code at the dates indicated (dollars in thousands):

	December 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Real Estate	$676,114	26%	$580,946	25%
Finance	526,816	20%	480,414	21%
Construction	335,405	13%	277,481	12%
Manufacturing	278,343	11%	229,144	10%
Professional Services	235,872	9%	189,267	8%
Other Services	152,528	6%	106,505	5%
Wholesale	123,488	5%	129,522	6%
Health Care	72,131	3%	62,153	3%
Administrative Services	43,629	2%	49,217	2%
Hotel and Food Services	39,003	1%	34,506	2%
Information	38,087	1%	29,611	1%
Retail	26,132	1%	34,305	1%
Entertainment	18,966	1%	26,827	1%
Transportation	17,357	1%	21,756	1%
Other	23,517	1%	41,893	2%

Total Deposits	$2,607,389	100%	$2,293,547	100%

The following table summarizes the distribution of total deposits by branch as of December 31, 2016 (dollars in thousands):

	December 31, 2016	% of Total
Irvine	$586,847	23%
West Los Angeles	368,710	14%
Los Angeles	360,817	14%
Encino	313,725	12%
Conejo Valley	313,493	12%
Anaheim	252,027	10%
South Bay	163,249	6%
Inland Empire	139,203	5%
Santa Clarita	109,318	4%

Total	$2,607,389	100%

The Company experienced growth in all deposit categories except for certificates of deposit during 2016. Non-interest bearing demand deposits increased by $112 million or 9% to $1.4 billion and represented 54% of total deposits at December 31, 2016, down from 56% at December 31, 2015. Average non-interest bearing demand deposits as a percentage of the Company’s average outstanding deposits were 55% and 53% for the years ended December 31, 2016 and 2015, respectively.

The Company’s interest bearing transaction accounts increased by $72 million, or 27% to $333 million as of December 31, 2016 compared to the prior year-end. The overall rate paid by the Company on its interest bearing transaction accounts averaged 0.14% in 2016 and 0.16% in 2015.

The Company’s money market and savings deposits increased by $166 million or 24%, to $845 million as of December 31, 2016 compared to the prior year-end. The overall rate paid by the Company on its money market and savings deposits averaged 0.27% in 2016 compared to 0.24% in 2015.

The Company’s certificates of deposit decreased by $29 million, or 50% to $29 million as of December 31, 2016 compared to the prior year-end. At December 31, 2016, $28 million of total time deposits mature within one year. The overall rate paid by the Company on its certificates of deposit averaged 0.30% in 2016 compared to 0.31% in 2015. Over the past several years, the Company has effectively lowered the rate paid on its maturing certificate of deposits.

The Company’s business is not seasonal in nature and is not dependent upon funds from sources outside the United States. It is the Company’s strategy to rely on deposits from its customers rather than utilizing brokered deposits. Certain types of customers (such as fiduciaries and trustees) may require FDIC insurance coverage greater than what can be offered by one bank under applicable law. In these cases, the Company offers CDARS® (Certificate of Deposit Account Registry Service) that places certificates of deposit with participating institutions on a reciprocal basis, which means that the Company receives deposits in amounts and at rates equivalent to those its customers place with CDARS® participating banks. During 2016, these deposits matured and the Company is currently only offering CDARS® One-Way Sell CD products, which are non-reciprocal deposits and are not recorded on the Company’s consolidated balance sheet. The second program is the Insured Cash Sweep® “ICS®” deposit program which provides for the placement of reciprocal non-interest bearing demand deposits with participating institutions. These reciprocal deposits under the second program, while classified on reports to federal regulatory agencies as “brokered deposits” differ substantially from traditional brokered deposits because they are equivalent to deposits placed by the Company’s customers. These “reciprocal” transactions are facilitated by Promontory Interfinancial Network, LLC. CDARS® and ICS® reciprocal deposits are not considered brokered deposits for calculation of FDIC insurance premiums. At December 31, 2016 and 2015, these CDARS® and ICS® reciprocal deposits were the only brokered funds held by the Company. The Company has continued to use these programs for customers that must have full FDIC coverage on their deposit balances. CDARS® certificates of deposit balances were zero at December 31, 2016, as all these CD’s matured in 2016, and were $29 million at December 31, 2015. The Company began offering the ICS® program during 2013, and has a balance of $7.5 million and $ 9.3 million at December 31, 2016 and 2015, respectively. The Company does not engage in any advertising of its certificates of deposit products.

The following table summarizes the distribution of the average deposit balances and the average rates paid on deposits during the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Analysis of Average Deposits and Rates
	Years Ended December 31,
	2016		2015		2014
	Amount	% Rate	Amount	% Rate	Amount	% Rate
Non-interest bearing demand deposits	$1,364,164	—%	$1,151,075	—%	$704,437	—%
Interest-bearing transaction deposits	290,104	0.14%	258,444	0.16%	153,327	0.18%
Money market and savings deposits	767,826	0.27%	690,065	0.24%	390,185	0.25%
Time deposits	46,945	0.30%	61,275	0.31%	61,048	0.35%

Total Deposits	$2,469,039	0.11%	$2,160,859	0.10%	$1,308,997	0.11%

The Company only realized a small increase in its costs despite a 0.25% increase in the prime rate in December 2015.

Securities Sold Under Agreements to Repurchase

The Company has developed an overnight sweep program in order to accommodate several of our sophisticated business customers, many of whom act as fiduciaries, and thus require additional security in excess of FDIC insurance limits. Under this overnight sweep program, excess funds over a specified amount in the customers demand deposit account are automatically swept into securities sold under agreements to repurchase,

(“repos”). For these business customers, the Company enters into certain transactions, the legal forms of which are sales of securities under agreements to repurchase at a later date at a set price. Repos are classified as secured borrowings and generally mature the next business day (“overnight repos”) but may extend the maturity up to 180 days (“term repos”) from the issue date. The Company’s repos at December 31, 2016 and 2015 have been concentrated in the overnight repo program. Under the overnight repo program, the Company’s business deposit customers have their excess deposit balances over an established limit automatically swept into this product on an overnight basis. The following business day, the repos mature and the matured fund balances are re-deposited back into the customer’s demand deposit account. At December 31, 2016, the Company had $19 million in the overnight repo program (repos maturing on January 3, 2017). The repo balances increased by $4.5 million, or 31%, to $19 million at December 31, 2016, from $14 million at December 31, 2015. The Company pledges certain investment securities as collateral for the Repo program. Securities with a fair market value of $48 million and $47 million were pledged to secure the repos at December 31, 2016 and 2015, respectively. The Company considers the funds maintained under the overnight repo program to be a stable and reliable source of funding for the Company. The Company does not advertise this product and generally limits it to businesses and other sophisticated customers.

Details regarding the Company’s repos are reflected in the table below (dollars in thousands):

	2016			2015			2014
	Balances at Year- end	Average Balance	Weighted Average Rate	Balances at Year- end	Average Balance	Weighted Average Rate	Balances at Year- end	Average Balance	Weighted Average Rate
Securities sold under agreements to repurchase	$18,816	$22,739	0.23%	$14,360	$13,966	0.22%	$9,411	$13,579	0.19%

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

At December 31, 2016, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” for Prompt Corrective Action (“PCA”) purpose and the Basel III minimum capital ratios with buffer (effective January 1, 2016) under the current capital guidelines. The following tables present the regulatory capital ratios requirements and the actual capitalization levels of the Company and the Bank as of the dates indicated (dollars in thousands):

CU Bancorp

	December 31, 2016	December 31, 2015	Well Capitalized	Basel III Minimum with Buffer
	Amount	Amount	(greater than or equal to)
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.72%	9.67%	5.00%	NA
Common Equity Tier 1 ratio	9.61%	9.61%	6.5%	5.125%
Total Tier 1 risk-based capital ratio	10.68%	10.85%	8.0%	6.625%
Total risk-based capital ratio	11.44%	11.54%	10.0%	8.625%

Regulatory Capital Data:
Common Equity Tier 1	$257,105	$223,977
Total Tier 1 capital	285,843	252,681
Total risk-based capital	306,103	268,971
Average total assets*	2,940,790	2,611,774
Risk-weighted assets	2,675,987	2,329,770

California United Bank:

	December 31, 2016	December 31, 2015	Well Capitalized	Basel III Minimum with Buffer
	Amount	Amount	(greater than or equal to)
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.35%	9.34%	4.0%	NA
Common Equity Tier 1 ratio	10.28%	10.47%	4.5%	5.125%
Total Tier 1 risk-based capital ratio	10.28%	10.47%	6.0%	6.625%
Total risk-based capital ratio	11.04%	11.17%	8.0%	8.625%

Regulatory Capital Data:
Common Equity Tier 1	$275,151	$243,989
Tier 1 capital	275,151	243,989
Total risk-based capital	295,411	260,279
Average total assets *	2,941,253	2,612,206
Risk-weighted assets	2,677,030	2,329,798

*	Represents the average total assets for the leverage ratio

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

The Consent Order resulted in additional BSA compliance expenses for the Bank and the Company. It may also have the effect of limiting or delaying the Bank’s and the Company’s ability to obtain regulatory approval for certain expansionary activities, to the extent desired by the Company. The Consent Order does not otherwise impact the Bank’s business activities outside of BSA. The Consent Order does not require the Bank to pay any civil money penalty or require additional capital. The Consent Order will remain in effect and be enforceable until it is modified, terminated, suspended or set aside by the FDIC and the CBDO. Management and the Board have expressed their full intention to comply with all parts of the Consent Order at the earliest possible date.

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

As of December 31, 2016, both CU Bancorp “the holding company” and the Bank had positive retained earnings and positive net income that would allow either of them to declare and pay a dividend as of December 31, 2016. However, neither the holding company nor the Bank has plans to declare and pay a cash dividend on the common stock at the current time.

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

Liquidity

The following table provides a summary of the Company’s primary and secondary liquidity levels at the dates indicated (dollars in thousands):

	December 31, 2016	December 31, 2015
Primary Liquidity- On Balance Sheet:
Cash and due from banks	$41,281	$50,960
Interest-earning deposits in other financial institutions	167,789	171,103
Investment securities available-for-sale	469,950	315,785
Less: pledged investment securities	(204,855)	(197,251)

Total primary liquidity	$474,165	$340,597

Ratio of primary liquidity to total deposits	18.19%	14.9%

Additional Liquidity Not Included In Primary Liquidity:
Certificates of deposit in other financial institutions	$51,245	$56,860
Less: Certificate of deposits pledged	(2,731)	(2,731)

Total additional liquidity	$48,514	$54,129

Secondary Liquidity- Off-Balance Sheet:
Available Borrowing Capacity:
Total secured borrowing capacity with FHLB	$657,955	$544,132
Fed Funds borrowing lines	72,000	72,000
Secured credit line with the FRBSF	25,489	18,708

Total secondary liquidity	$755,444	$634,840

As of December 31, 2016, the Company’s primary source of liquidity consisted of the balances reflected in the table above. The Company’s primary overnight liquidity consisted of cash and due from banks and interest-earning deposits in other financial institutions. The amount of funds maintained directly with the Federal Reserve included in interest-earning deposits in other financial institutions was $90 million and $102 million, at December 31, 2016 and December 31, 2015, respectively. The next source of liquidity is the Company’s collateralized borrowings and unsecured borrowing facilities. In addition, the Company has $51 million of certificates of deposits in other financial institutions where the weighted average maturity is approximately 6 months that could be utilized over time to supplement the liquidity needs of the Company.

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

As an additional source of liquidity, the Company maintains credit facilities, “Fed Funds Borrowing Lines,” of $72 million and $72 million at December 31, 2016 and December 31, 2015, respectively, with its primary correspondent banks for the purchase of overnight Federal funds. The lines are subject to availability of funds and have restrictions as to the number of days and length used during a month. At December 31, 2016 and December 31, 2015, $5 million of these credit facilities required the pledging of investment securities collateral.

The Company has established a secured credit facility with the FHLB of San Francisco which allows the Bank to borrow up to 25% of the Bank’s total assets, which equates to a credit line of approximately $723 million at December 31, 2016. The Company currently has no outstanding borrowings with the FHLB. As of December 31, 2016, the Company had $990 million of loan collateral pledged with the FHLB. This level of loan collateral would provide the Company with $658 million in borrowing capacity. Any amount of borrowings in excess of the $658 million would require the Company to pledge additional collateral. In addition, the Company must maintain a certain investment level in the common stock of the FHLB. The Company’s investment in the common stock of the FHLB is $9 million at December 31, 2016. This level of capital would allow the Company to borrow up to $340 million. Any advances from the FHLB in excess of the $340 million would require additional purchases of FHLB common stock. The Company had $16 million pledged with the FHLB at December 31, 2016.

The Company maintains a secured credit facility with the Federal Reserve Bank of San Francisco (“FRBSF”) which is collateralized by investment securities pledged with the FRB.

The Company maintains investments in certificates of deposit with other financial institutions, with various balances maturing monthly. The Company had balances of $51 million and $57 million at December 31, 2016 and December 31, 2015, respectively. At December 31, 2016, $2.7 million of the Company’s certificates of deposit with other financial institutions were pledged as collateral as credit support for the interest rate swap contracts and are not available as a source of liquidity.

At December 31, 2016 and December 31, 2015, the Company had no amount due from bank balances that was pledged as collateral as credit support for the interest rate swap contracts and is not available as a source of liquidity.

The Company’s commitments to extend credit (off-balance sheet liquidity risk) are agreements to lend funds to customers as long as there are no violations as established in the loan agreement. Many of the commitments are expected to expire without being drawn upon, and as such, the total commitment amounts do not necessarily represent future cash requirements. Financial instruments with off-balance sheet risk for the Company include both undisbursed loan commitments, as well as undisbursed letters of credit. The Company’s exposure to extend credit was $1 billion and $806 million at December 31, 2016 and December 31, 2015, respectively.

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

CU Bancorp’s liquidity on a stand-alone basis was $9.7 million and $6.8 million, in cash on deposit at the Bank, at December 31, 2016 and December 31, 2015, respectively. Management believes this amount of cash is currently sufficient to fund the holding company’s cash flow needs over at least the next twelve to twenty-four months.

Aggregate Contractual Obligations

The following table summarizes the aggregate contractual obligations as of December 31, 2016 (amounts in thousands):

	Maturity/Obligation by Period
	Total	Less than One Year	One Year to Three Years	Four Years to Five Years	After Five Years
Deposits	$2,607,389	$2,605,744	$1,645	$—	$—
Securities sold under agreements to repurchase	18,816	18,816	—	—	—
Subordinated debentures	12,372	—	—	—	12,372
Operating leases	14,486	3,322	7,046	3,300	818

Total	$48,281	$24,734	$8,691	$3,300	$13,190

For deposits, securities sold under agreements to repurchase and subordinated debentures, the dollar balances reflected in the table above are categorized by the maturity date of the obligation.

Deposits represent both non-interest bearing and interest bearing deposits. Non-interest bearing demand deposits include demand deposit accounts which represent 54% of the total deposit balances at December 31, 2016. Interest bearing deposits include interest bearing transaction accounts, money market and savings deposits and certificates of deposit.

Securities sold under agreements to repurchase “Repos” represent sales of securities under agreements to repurchase at a later date at a set price. While Repos have fixed maturity dates, the majority of the Company’s repos mature on an overnight “next business day” basis.

Subordinated debentures represent notes issued to capital trusts which were formed solely for the purpose of issuing trust preferred securities. These subordinated debentures were acquired as a part of the merger with PC Bancorp. The aggregate amount indicated above represents the full amount of the contractual obligation and does not include a purchase accounting fair value discount of $2.5 million. All of these securities are variable rate instruments. Each series has a maturity of 30 years from their approximate date of issue. All of these securities are currently callable at par with no prepayment penalties.

For operating leases, the dollar balances reflected in the table above are categorized by the due date of the lease payments. Operating leases represent the total minimum lease payments under non-cancelable operating leases.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk arises primarily from credit risk, operational risk and interest rate risk inherent in our lending, investments, borrowings, and deposit taking activities. Risk management is an important part of the Company’s operations and a key element of its overall financial results. The FDIC, in recent years, has emphasized appropriate risk management, prompting banks to have adequate systems to identify, monitor and manage risks. The Company’s Board of Directors and committees meet on a regular basis to oversee operations. The Company’s business activities are monitored and various strategies to manage risk exposure are applied. The Board of Directors has adopted various policies and has empowered the committees with oversight responsibility concerning different aspects of our operations. The Company’s Audit and Risk Committee is responsible for overseeing internal auditing functions and for interfacing with independent outside auditors as well as compliance and related risk. The Company’s Board of Directors Loan Committee reviews large loans made by management, concentrations, portfolio and trend reports, minutes of management’s Problem Loan and Special

Assets committee meetings and reviews with Audit and Risk Committee the external loan review reports on behalf of the Board of Directors. The Company’s management Asset/Liability Risk Committee establishes the Investment Policy, Liquidity Policy and the Asset/Liability Policy, reviews investments purchases, and monitors the investment portfolio, interest rate risk, and liquidity management. All committees regularly report to the Board of Directors.

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

Credit risk in the loan and investment portfolio and correspondent bank accounts is addressed through defined limits in the Company’s policies. Policy limitations on industry concentrations and house lending limits on aggregate customer borrowings, as well as underwriting standards to ensure loan quality are designed to reduce loan credit risk. Executive Management, Board of Directors Loan Committees and the Board of Directors are provided with information to appropriately identify, measure, control and monitor the credit risk of the Company.

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

The Company augments its credit review function by engaging an outside party to review its loans generally twice a year. In 2016, the Company had two loan reviews conducted during the year by an outside third party. The first loan review was based on loan data as of March 31, 2016 and conducted from April 18, 2016 through April 26, 2016, and the second review was based on loan data as of September 30, 2016 and conducted from October 3, 2016 through October 14, 2016. The final loan review reports were issued on June 13, 2016 and December 6, 2016, respectively. The purpose of the review is to assess internal loan risk ratings, the adequacy and accuracy of impairment amount on impaired loans, the adequacy and accuracy of cash flow analysis, compliance with the accrual of interest rules, compliance with applicable laws and regulations, compliance with board-approved policies and procedures, identify any weak underwriting practices and to determine if there is any overall deterioration in the credit quality of the portfolio and to assess the adequacy of the Allowance.

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

Although the Company has allocated a portion of the Allowance to specific loan categories, the adequacy of the Allowance must be considered in its entirety. See Lending and Allowance for Loan Losses section of Item 7, Management’s Discussion and Analysis on Financial Condition and Results of Operations for further discussion.

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

The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution’s net yield. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected. Even when interest earning assets are perfectly matched to interest-bearing liabilities from a repricing standpoint, risks remain in the form of prepayment of assets, and the possibility of timing lags between when the assets reprice and the liabilities reprice (the repricing between the assets and liabilities may not happen at exactly the same time), and the possibility that the assets may not reprice to the same extent that the liabilities reprice due to different pricing indices that the products are tied to. In our overall attempt to match assets and liabilities, we take into account rates and maturities to be offered in connection with our certificates of deposit and our fixed rate as well as variable rate loans. Because of our ratio of rate sensitive assets to rate sensitive liabilities, the Company will be positively affected by an increasing interest rate market.

Variable rate loans make up 73% of the loan portfolio. Of the total variable rate loans, 51% are tied to the Prime index with $703 million subject to repricing within 30 days of a 25 basis point increase in Prime rate. At December 31, 2016, 33% of variable rate loans are at their floor, and thus an increase in the underlying index may not necessarily result in an increase in the coupon until the loan index plus margin exceeds that floor. Furthermore, the Company has approximately $74 million in variable rate loans tied to prime, that are at or below their interest rate floor. The prime rate index would have to increase by more than 40 basis points on average before the loans would re-price. The remaining 49% of the variable rate loans are tied to other indexes with longer repricing frequencies such as the Treasury index and the LIBOR index. The increase in the LIBOR rate during 2016 has not had an effect on our loan yields as only 12% of our variable rate loans are tied to the LIBOR index. Other variable rate assets tied to Prime are the balances at the Federal Reserve Bank of $90 million and $106 million of SBA variable rate investment securities.

The Company had 14 pay-fixed, receive-variable interest rate contracts that were designed to convert fixed rate loans into variable rate loans, with remaining maturities extending out for up to six years These swaps were acquired as a result of the PC Bancorp acquisition. The majority (twelve of the fourteen interest rate swap contracts) is designated as accounting hedges and hedge accounting is applied. The total notional amount of the outstanding swaps contracts as of December 31, 2016 is $18 million. Additionally, at December 31, 2016, the Company had eleven interest rate swap agreements with customers and eleven offsetting interest-rate swaps with a counterparty bank that were acquired as a result of the merger with 1st Enterprise on November 30, 2014. The swap agreements are not designated as hedging instruments and hedge accounting is not applied. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Company a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating significant volatility in the Company’s earnings. At December 31, 2016, the total notional amount of the Company’s swaps acquired from 1st Enterprise was $24 million with the loan customers, and the same notional amount on the offsetting swaps with the counterparty bank.

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

The following table is a summary of the Company’s one-year GAP as of the dates indicated (dollars in thousands):

	December 31,
	2016	2015	Increase (Decrease)
Total interest-sensitive assets maturing or repricing within one year (“one-year assets”)	$1,472,725	$1,335,781	$136,944
Total interest-sensitive liabilities maturing or repricing within one year (“one-year liabilities”)	1,237,567	1,026,565	211,002

One-year GAP	$235,158	$309,216	$(74,058)

The following tables present the Company’s GAP information as of the date indicated (dollars in thousands):

	Maturity or Repricing Data
December 31, 2016	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Three Years	Over Three Years	Non-Interest Bearing	Total
Interest-Sensitive Assets:
Cash and due from banks	$—	$—	$—	$—	$41,281	$41,281
Interest earning deposits in other financial institutions	167,789	—	—	—	—	167,789
average yield	0.66%	—	—	—	—	0.66%
Certificates of deposit in other financial institutions	14,981	36,019	245	—	—	51,245
average yield	0.86%	1.01%	1.06%	—	—	0.97%
Investment securities	121,557	84,580	99,467	211,583	—	517,187
average yield	1.70%	1.17%	1.66%	1.84%	—	1.66%
Loans, gross (1)	863,588	184,212	348,227	669,259	1,122	2,066,408
average yield (2)	4.24%	4.59%	4.45%	4.14%	—	4.27%

Total interest-sensitive assets	$1,167,915	$304,811	$447,939	$880,842	$42,403	$2,843,910

Interest-Sensitive Liabilities:
Non-interest bearing demand deposits	$—	$—	$—	$—	$1,400,097	$1,400,097
Interest-bearing transaction accounts	332,702	—	—	—	—	332,702
average rate	0.15%	—	—	—	—	0.15%
Money market and Savings deposits	845,110	—	—	—	—	845,110
average rate	0.26%	—	—	—	—	0.26%
Certificates of deposit	15,389	12,495	1,596	—	—	29,480
average rate	0.26%	0.29%	0.20%	—	—	0.27%
Securities sold under agreements to repurchase	18,816	—	—	—	—	18,816
average rate	0.25%	—	—	—	—	0.25%
Subordinated debentures	12,372	—	—	—	—	12,372
average rate (3)	2.89%	—	—	—	—	2.89%
Swaps	684	—	—	—	—	684
average rate	3.93%	—	—	—	—	3.93%
Total interest-sensitive liabilities	$1,225,073	$12,495	$1,596	$—	$1,400,097	$2,639,261

GAP	$(57,158)	$386,452	$446,343	$880,842	$(1,357,694)	$204,649

Cumulative GAP	$(57,158)	$235,158	$681,501	$1,562,343	$204,649

(1)	Variable rate loans at or below their floor are categorized based on their maturity date.
(2)	Excludes amortization of the net deferred loan fees and loan discount accretion.
(3)	Includes amortization of the fair value adjustments on these subordinated debentures.

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

The following depicts the Company’s net interest income sensitivity analysis as of December 31, 2016:

Simulated Rate Changes	Estimated Net Interest Income Sensitivity (dollars in thousands)
+ 400 basis points	26.6%	$25,621
+ 100 basis points	6.6%	$6,347
- 200 basis points (1)	(8.6)%	$(8,242)

(1)	The simulated rate change under the -200 basis points reflected above actually reflects only a maximum negative 46 basis points or less decline in actual rates based on the targeted Fed Funds target rate by the government of 0.50% to 0.75%. The -200 simulation model reflects repricing of the Company’s earning assets of between 0% to 0.54% with little to no repricing of the liabilities at the current levels.

The Company is currently asset sensitive. The estimated sensitivity does not necessarily represent our forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits and replacement of asset and liability cash flows. The duration of the Company’s investment securities portfolio at December 31, 2016 is approximately 2.6 years. Management considers the current effective duration to be relatively low and future purchases may increase this measurement if doing so will provide increased earnings while keeping risk low. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

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

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

a)  Evaluation of disclosure controls and procedures

The Company conducted an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the year ended December 31, 2016. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and; (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow for management to make timely decisions regarding required disclosure as of December 31, 2016.

b)  Changes in internal controls over financial reporting

During the fiscal quarter ending December 31, 2016, there were no changes to the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to management and the board of directors regarding the effectiveness of its internal control processes over the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of its internal controls over financial reporting as of December 31, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued in 2013. Based on its assessment, the Company’s management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

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

None.

PART III

ITEM 10	— DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

The additional information required by this item will appear in the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”), and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2017 Proxy Statement, if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 11 — EXECUTIVE COMPENSATION 15

The information required by this item will appear in the 2017 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2017 Proxy Statement, if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCK HOLDERS MATTERS

See Item 14. below.

ITEM 13 — CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14. below

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G(3), the information required to be furnished by ITEMS 12, 13 and 14 of Part III will appear in the 2017 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2017 Proxy Statement, if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

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

PART IV

ITEM 15	— EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report

Financial Statements

Reference is made to the Index to Financial Statements for a list of financial statements filed as part of this Report.

ITEM 16	— Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

CU Bancorp

We have audited the accompanying consolidated balance sheets of CU Bancorp and its subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/RSM US LLP

Los Angeles, California

March 15, 2017

CU BANCORP

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2016	2015
ASSETS
Cash and due from banks	$41,281	$50,960
Interest earning deposits in other financial institutions	167,789	171,103

Total cash and cash equivalents	209,070	222,063
Certificates of deposit in other financial institutions	51,245	56,860
Investment securities available-for-sale, at fair value	469,950	315,785
Investment securities held-to-maturity, at amortized cost	42,027	42,036

Total investment securities	511,977	357,821
Loans	2,050,226	1,833,163
Allowance for loan loss	(19,374)	(15,682)

Net loans	2,030,852	1,817,481
Premises and equipment, net	4,184	5,139
Deferred tax assets, net	17,181	17,033
Other real estate owned, net	—	325
Goodwill	64,603	64,603
Core deposit and leasehold right intangibles, net	6,300	7,671
Bank owned life insurance	51,216	49,912
Accrued interest receivable and other assets	48,132	35,734

Total Assets	$2,994,760	$2,634,642

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing demand deposits	$1,400,097	$1,288,085
Interest bearing transaction accounts	332,702	261,123
Money market and savings deposits	845,110	679,081
Certificates of deposit	29,480	58,502

Total deposits	2,607,389	2,286,791
Securities sold under agreements to repurchase	18,816	14,360
Subordinated debentures, net	9,856	9,697
Accrued interest payable and other liabilities	20,514	16,987

Total Liabilities	2,656,575	2,327,835

Commitments and Contingencies (Note 7 and Note 21)
SHAREHOLDERS’ EQUITY
Serial Preferred Stock – authorized, 50,000,000 shares: Series A, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 16,400 shares authorized, 16,400 issued and outstanding at December 31, 2016 and 2015	16,955	16,995
Common stock – authorized, 75,000,000 shares no par value, 17,759,006 and 17,175,389 shares issued and outstanding at December 31, 2016 and 2015, respectively	235,873	230,688
Additional paid-in capital	25,213	23,017
Retained earnings	63,163	36,923
Accumulated other comprehensive loss, net of tax	(3,019)	(816)

Total Shareholders’ Equity	338,185	306,807

Total Liabilities and Shareholders’ Equity	$2,994,760	$2,634,642

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Interest Income
Interest and fees on loans	$93,589	$84,537	$51,882
Interest on investment securities	5,793	4,518	2,369
Interest on interest bearing deposits in other financial institutions	1,870	1,087	926

Total Interest Income	101,252	90,142	55,177

Interest Expense
Interest on interest bearing transaction accounts	416	413	278
Interest on money market and savings deposits	2,051	1,652	963
Interest on certificates of deposit	139	190	216
Interest on securities sold under agreements to repurchase	53	30	34
Interest on subordinated debentures	487	438	431

Total Interest Expense	3,146	2,723	1,922

Net Interest Income	98,106	87,419	53,255
Provision for loan losses	3,264	5,080	2,239

Net Interest Income After Provision For Loan Losses	94,842	82,339	51,016

Non-Interest Income
Gain (loss) on sale of securities, net	258	112	(47)
Gain on sale of SBA loans, net	1,359	1,797	1,221
Deposit account service charge income	4,814	4,644	2,744
Other non-interest income	5,581	5,177	3,791

Total Non-Interest Income	12,012	11,730	7,709

Non-Interest Expense
Salaries and employee benefits (includes stock based compensation expense of $3,567, $2,966 and $1,699 for the years ended December 31, 2016, 2015 and 2014, respectively)	40,852	37,955	26,519
Occupancy	6,039	5,792	4,112
Data processing	2,594	2,495	1,968
Legal and professional	3,782	2,411	2,006
FDIC deposit assessment	1,425	1,466	844
Merger expenses	—	498	2,302
OREO loss and expenses	85	245	15
Office services expenses	1,488	1,526	1,026
Other operating expenses	7,179	7,577	4,593

Total Non-Interest Expense	63,444	59,965	43,385

Net Income Before Provision for Income Tax Expense	43,410	34,104	15,340
Provision for income tax expense	15,953	12,868	6,432

Net Income	27,457	21,236	8,908
Preferred stock dividends and discount accretion or premium amortization	1,217	1,174	124

Net Income available to Common Shareholders	$26,240	$20,062	$8,784

Earnings Per Share
Basic earnings per share	$1.52	$1.21	$0.77
Diluted earnings per share	$1.50	$1.18	$0.75

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014
Net Income	$27,457	$21,236	$8,908
Other Comprehensive Income (Loss), net of tax:
Net change in unrealized gain (loss) on available-for-sale investment securities, net of tax	(2,053)	(941)	368
Reclassification of (gain) loss on investment securities available-for-sale to net income, net of tax	(150)	(65)	27

Other Comprehensive Income (Loss)	(2,203)	(1,006)	395

Comprehensive Income	$25,254	$20,230	$9,303

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Years Ended December 31, 2016

(Dollars in thousands)

	Serial Preferred Stock		Common Stock
	Issued and Outstanding Shares	Amount	Issued and Outstanding Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2013	—	$—	11,081,364	$121,675	$8,377	$8,077	$(205)	$137,924

Net issuance of restricted stock		—	167,384	—	—	—	—	—
Exercise of stock options	—	—	221,016	2,029	—	—	—	2,029
Issuance of preferred stock for 1st Enterprise merger, net of fair value discount	16,400	15,921	—	—	—	—	—	15,921
Issuance of common stock for 1st Enterprise merger, net of $27 of issuance costs	—	—	5,240,409	102,685	—	—	—	102,685
Issuance of replacement stock options for 1st Enterprise merger	—	—	—	—	9,561	—	—	9,561
Stock based compensation expense	—	—	—	—	1,699	—	—	1,699
Restricted stock repurchase	—	—	(26,317)	—	(471)	—	—	(471)
Excess tax benefit – stock based compensation	—	—	—	—	582	—	—	582
Preferred stock dividends and discount accretion	—	83	—	—	—	(124)	—	(41)
Net income	—	—	—	—	—	8,908	—	8,908
Other comprehensive income	—	—	—	—	—	—	395	395

Balance at December 31, 2014	16,400	16,004	16,683,856	226,389	19,748	16,861	190	279,192

Net issuance of restricted stock	—	—	81,825	—	—	—	—	—
Exercise of stock options	—	—	454,019	4,299	—	—	—	4,299
Stock based compensation expense	—	—	—	—	2,966	—	—	2,966
Restricted stock repurchase	—	—	(44,311)	—	(971)	—	—	(971)
Excess tax benefit – stock based compensation	—	—	—	—	1,274	—	—	1,274
Preferred stock dividends and discount accretion	—	991	—	—	—	(1,174)	—	(183)
Net income	—	—	—	—	—	21,236	—	21,236
Other comprehensive loss	—	—	—	—	—	—	(1,006)	(1,006)

Balance at December 31, 2015	16,400	16,995	17,175,389	230,688	23,017	36,923	(816)	306,807

Net issuance of restricted stock	—	—	130,934	—	—	—	—	—
Exercise of stock options	—	—	505,274	5,185	—	—	—	5,185
Stock based compensation expense	—	—	—	—	3,567	—	—	3,567
Restricted stock repurchase	—	—	(52,591)	—	(1,371)	—	—	(1,371)
Preferred stock dividends and net premium amortization	—	(40)	—	—	—	(1,217)	—	(1,257)
Net income	—	—	—	—	—	27,457	—	27,457
Other comprehensive loss	—	—	—	—	—	—	(2,203)	(2,203)

Balance at December 31, 2016	16,400	$16,955	17,759,006	$235,873	$25,213	$63,163	$(3,019)	$338,185

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income:	$27,457	$21,236	$8,908
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,264	5,080	2,239
Provision for losses on unfunded loan commitments	277	137	142
Stock based compensation expense	3,567	2,966	1,699
Depreciation	1,407	1,424	1,019
Net accretion of discounts/premiums for loans acquired and deferred loan fees/costs	(8,886)	(9,365)	(5,360)
Net amortization from investment securities	4,550	3,305	1,677
Increase in bank owned life insurance	(1,304)	(1,180)	(661)
Amortization of core deposit intangibles	1,280	1,680	391
Amortization of time deposit premium	(2)	(15)	(42)
Net (accretion) amortization of leasehold right intangible asset and liabilities	(205)	(21)	142
Accretion of subordinated debenture discount	159	159	159
Loss on disposal of fixed assets	30	92	7
Valuation write-downs on OREO	—	133	—
Loss on sale of OREO	14	—	—
Loss (gain) on sale of securities, net	(258)	(112)	47
Gain on sale of SBA loans, net	(1,359)	(1,797)	(1,221)
Decrease in deferred tax assets	1,450	675	732
Decrease (increase) in accrued interest receivable and other assets	(12,398)	456	2,428
Increase (decrease) in accrued interest payable and other liabilities	4,884	(1,964)	2,041
Net excess in tax benefit on stock compensation	—	(1,274)	(582)
Decrease in fair value of derivative swap liability	(1,338)	(251)	(1,147)

Net cash provided by operating activities	22,589	21,364	12,618

Cash flows from investing activities:
Cash and cash equivalents acquired in acquisition, net of cash paid	—	—	8,650
Purchases of investment securities	(253,990)	(134,688)	(52,042)
Proceeds from sales of investment securities	6,919	5,737	25,156
Proceeds from repayment and maturities from investment securities	84,821	40,310	23,080
Loans originated, net of principal payments	(206,389)	(200,739)	(132,846)
Purchases of premises and equipment	(482)	(1,278)	(1,042)
Proceeds from sale of OREO	311	717	—
Net decrease (increase) in certificates of deposit in other financial institutions	5,615	19,573	(4,572)
Purchase of bank owned life insurance	—	(10,000)	—

Net cash used in investing activities	(363,195)	(280,368)	(133,616)

Cash flows from financing activities:
Net increase in non-interest bearing demand deposits	112,012	255,451	67,591
Net increase in interest bearing transaction accounts	71,579	54,579	8,033
Net increase (decrease) in money market and savings deposits	166,029	35,406	(55,236)
Net decrease in certificates of deposit	(29,020)	(6,323)	(8,433)
Net increase (decrease) in securities sold under agreements to repurchase	4,456	4,949	(1,730)
Net proceeds from stock options exercised	5,185	4,299	2,029
Issuance costs of common stock for 1st Enterprise merger	—	—	(27)
Restricted stock repurchase	(1,371)	(971)	(471)
Dividends paid on preferred stock	(1,257)	(183)	(41)
Net excess in tax benefit on stock compensation	—	1,274	582

Net cash provided by financing activities	327,613	348,481	12,297

Net increase (decrease) in cash and cash equivalents	(12,993)	89,477	(108,701)
Cash and cash equivalents, beginning of year	222,063	132,586	241,287

Cash and cash equivalents, end of year	$209,070	$222,063	$132,586

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$3,333	$2,877	$1,801
Net cash paid during the year for taxes	$12,632	$11,567	$3,725
Supplemental disclosures of non-cash investing activities:
Net change in unrealized gains (losses) on investment securities, net of tax	$(2,053)	$(941)	$368
Loans transferred to other real estate owned	$—	$325	$850
Supplemental disclosures related to acquisitions:
Assets acquired	$—	$—	$833,497
Liabilities assumed	$—	$—	$705,214
Issuance of 16,400 shares of preferred stock	$—	$—	$15,921
Cash paid for fractional and dissenter shares and stock options	$—	$—	$89

The accompanying notes are an integral part of these consolidated financial statements

CU BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

California United Bank (the “Bank”) is a full-service commercial business bank offering a broad range of banking products and services including: deposit services, lending and cash management to small and medium-sized businesses, to non-profit organizations, to business principals and entrepreneurs, to the professional community, including attorneys, certified public accountants, financial advisors, healthcare providers and investors. The Bank opened for business in 2005. Its headquarters office is located in Los Angeles, California. As a state chartered non-member bank, the Bank is subject to regulation by the California Department of Business Oversight (“DBO”) and the Federal Deposit Insurance Corporation (“FDIC”). The deposits of the Bank are insured by the FDIC to the maximum amount allowed by law.

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

CU Bancorp is the common shareholder of Premier Commercial Statutory Trust I, Premier Commercial Statutory Trust II and Premier Commercial Statutory Trust III. These trusts were established for the sole purpose of issuing trust preferred securities and do not meet the criteria for consolidation. For more detail, see Note 13 – Borrowings and Subordinated Debentures.

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

Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan loss and various assets and liabilities measured at fair value on a recurring and nonrecurring basis. While management uses the most current available information to recognize losses on loans, future additions to the allowance for loan loss may be necessary based on, among other factors, changes in local economic conditions.

Business Combinations

The Company has a number of fair value adjustments recorded within the consolidated financial statements at December 31, 2016 that relate to the business combinations with California Oaks State Bank “COSB”, Premier Commercial Bancorp “PC Bancorp” and 1st Enterprise Bank “1st Enterprise” on December 31, 2010, July 31, 2012 and November 30, 2014, respectively. These fair value adjustments includes goodwill, fair value adjustments on loans, core deposit intangible assets, other intangible assets, fair value adjustments to acquired lease obligations, fair value adjustments to certificates of deposit and fair value adjustments on derivatives. The assets and liabilities acquired through acquisitions have been accounted for at fair value as of the date of the acquisition. The goodwill that was recorded on the transactions represented the excess of the purchase price over the fair value of net assets acquired.

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

Restricted Cash

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. Reserve balances of $16 million and $14 million were required by the Federal Reserve Bank of San Francisco as of December 31, 2016 and 2015, respectively. As of December 31, 2016, the Bank was in compliance with all known U.S. Federal Reserve Bank (“Federal Reserve”) reporting and reserve requirements. The Company’s restricted cash is included in interest earning deposits in other financial institutions on the accompanying consolidated balance sheets.

Interest Earning Deposits in Other Financial Institutions

Interest earning deposits in other financial institutions represent short term interest earning deposits, which include money market deposit accounts with other financial institutions, and interest earning deposits with the Federal Reserve. These deposits can generally provide the Company with immediate liquidity and generally can be liquidated the same day as is the case with the Federal Reserve within seven days on money market deposit accounts with other financial institutions.

Certificates of Deposit in Other Financial Institutions

The Company’s investments in certificates of deposit issued by other financial institutions are generally fully insured by the FDIC up to the applicable limit of $250 thousand and have an original maturity of up to 12 months. The current remaining maturities of the Company’s certificates of deposit in other financial institutions at December 31, 2016 range from 4 days to 12 months with a weighted average maturity of 6.2 months and a weighted average yield of 0.97%. At December 31, 2016 and 2015, the Company had $2.7 million of certificates of deposits pledged as collateral for its interest rate swap agreements with one counterparty bank.

Concentrations and Credit Risk in Other Financial Institutions

The Company maintains certain deposits in other financial institutions in amounts that exceed federal deposit insurance coverage. At December 31, 2016, the amount of deposits in other financial institutions that the Company did not maintain with either the Federal Reserve Bank or the Federal Home Loan Bank and were not covered by FDIC insurance was $38 million in non-interest bearing accounts, $70 million in interest bearing accounts, and $2.7 million in certificates of deposit in other financial institutions. Based on management’s evaluation of the credit risk of maintaining balances and transactions with these correspondent financial institutions, management does not believe that the Company is exposed to any significant credit risk on these balances.

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

Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the interest method over the expected maturity term of the securities. For mortgage-backed securities, the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received on the underlying collateral of the securities. The amount of prepayments varies from time to time based on the interest rate environment and the rate of turnover of mortgages. The Company’s investment in the common stock of Pacific Coast Bankers Bank (“PCBB”) and The Independent Banker’s Bank (“TIB”) is carried at cost, evaluated for impairment and is included in other assets on the accompanying consolidated balance sheets.

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

Loans and Interest and Fees on Loans

The Company extends commercial, Small Business Administration, commercial real estate, construction and personal loans to business principals and entrepreneurs, to small and medium-sized businesses, to non-profit organizations, to the professional community, including attorneys, certified public accountants, financial advisors, healthcare providers, and to investors. Loans that the Company has the ability and intent to hold until maturity are stated at the their outstanding unpaid principal balances net of charge offs, net of deferred loan fees and costs on originated loans, net of unearned discounts and unamortized premiums on acquired loans, and further reduced by the valuation allowance for loan losses. Nonrefundable loan fees and direct costs associated with the origination of loans are deferred and recognized in interest income over the loan term using the level yield method. Further, discounts or premiums on acquired loans are accreted or amortized to interest income using the level yield method.

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

Troubled debt restructurings are considered impaired loans and are evaluated for impairment, with the appropriate allowance for loan loss.

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

A loan that is modified at a market rate of interest will not be classified as a troubled debt restructuring in the calendar year subsequent to the restructuring if it is in compliance with the modified terms and the expectation exists for continued performance going forward. Payment performance prior and subsequent to the restructuring is taken into account in assessing whether it is likely that the borrower can meet the new terms. This may result in the loan being returned to accrual at the time of restructuring, however the Company generally requires a period of sustained repayment for at least six months for return to accrual status.

Purchased Credit Impaired Loans: Loans acquired through acquisition are recorded at fair value at acquisition date without a carryover of the related Allowance. Purchased Credit Impaired (“PCI”) loans are acquired loans with evidence of deterioration of credit quality since origination and it is probable, at the acquisition date, that the Company will not be able to collect all contractually required amounts. When the timing and/or amounts of expected cash flows on such loans are not reasonably estimable, no interest is accreted and the loan is reported as a non-accrual loan; otherwise, if the timing and amounts of expected cash flows for PCI loans are reasonably estimable, then interest is accreted and the loans are reported as accruing loans. The non-accretable difference represents the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows, and also reflects the estimated credit losses in the acquired loan portfolio at the acquisition date and can fluctuate due to changes in expected cash flows during the life of the PCI loans. For non-PCI loans, loan fair value adjustments consist of an interest rate premium or discount on each individual loan and are amortized to loan interest income based on the effective yield method over the remaining life of the loans. Subsequent decreases to the expected cash flows for both PCI and non-PCI loans will result in a provision for loan losses.

Loans Held for Sale and Servicing Assets

Loans held for sale are loans originated by the Company and include the principal amount outstanding net of unearned income and the loans are carried at the lower of cost or fair value on an aggregate basis. A decline in the aggregate fair value of the loans below their aggregate carrying amount is recognized through a charge to earnings in the period of such decline. Unearned income on these loans is taken into earnings when they are sold. At December 31, 2016 and 2015, the Company had no loans classified as held for sale.

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

The Allowance is an amount that management believes will be adequate to absorb estimated charge-offs related to specifically identified loans, as well as probable loan charge-offs inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. Management carefully monitors changing economic conditions, the concentrations of loan categories and collateral, the financial condition of the borrowers, the history of the loan portfolio, as well as historical peer group loan loss data to determine the adequacy of the Allowance. The Allowance is based upon estimates, and actual charge-offs may vary from the estimates. No assurance can be given that adverse future economic conditions will not lead to delinquent loans, increases in the provision for loan losses and/or charge-offs. These evaluations are inherently subjective, as they require estimates that are susceptible to significant revisions as conditions change. In addition, regulatory agencies, as an integral part of their examination process, may require additions to the Allowance based on their judgment about information available at the time of their examinations. Management believes that the Allowance as of December 31, 2016 is adequate to absorb known and probable losses inherent in the loan portfolio.

The Allowance consists of specific and general components. The specific component relates to loans that are categorized as impaired. For loans that are categorized as impaired, a specific allowance is established when the realizable value of the impaired loan is lower than the recorded investment of that loan. The general component covers non-impaired loans and is based on the type of loan and historical charge-off experience adjusted for qualitative factors.

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

Goodwill and Other Intangible Assets

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination determined to have an indefinite useful life are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exist that indicate that an impairment test should be performed. The Company has selected October 1st as the date to perform its annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives. Goodwill is the only intangible asset with an indefinite life on the Company’s consolidated balance sheets. There was no impairment as of December 31, 2016 or 2015.

Core deposit intangible assets arising from business combinations are amortized using an accelerated method over their estimated useful lives and are classified under core deposit and leasehold right intangibles on the Company’s consolidated balance sheets.

Leasehold right intangibles is the present value of the excess of market rate lease payments over the contractual lease payments of an acquired lease. The leasehold intangible asset is amortized to expense over the life of the lease and is classified under core deposit and leasehold right intangibles on the accompanying consolidated balance sheets.

Qualified Affordable Housing Project Investments

The Company has made investments in qualified affordable housing projects that are defined within the industry and here as investments in Low Income Housing Tax Credits (“LIHTC”). The investment in LIHTC provides the Company with tax credits and tax benefits which are designed to encourage investments in the construction and rehabilitation of low-income housing. The Company’s investments are made to limited partnerships that manage or invest in qualified affordable housing projects primarily to receive both tax credits and benefits in addition to CRA credits. The Company must meet certain conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost method to account for qualified affordable housing project investments. If the conditions are met, the Company is permitted to amortize the initial cost of the investment in proportion to the amount of the tax credits and tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The four conditions that must be met to utilize the proportional amortization method are: (a) it is probable that the tax credits allocable to the investor will be available, (b) the investor does not have the ability to exercise significant influence over the operating and financial policies of the limited partnership, and substantially all of the projected benefits are from tax credits and tax benefits, (c) the investor’s projected yield based solely on the cash flows from the tax credits and tax benefits is positive and (d) the investor is a limited partnership investor in the limited liability entity for both legal and tax purposes, and the investor is limited to its capital investment. The Company believes that all the above conditions are met to qualify for proportional amortization. In addition, the Company is required to evaluate its investments in LIHTC for impairment, when there are events or changes in circumstances indicating it is more likely than not that the carrying amount of the Company’s investment would not be realized either through the receipt of tax credits and tax benefits or through a sale. Management does not believe there is any impairment of its LIHTC investments at December 31, 2016. See Note 11 – Investments in Qualified Affordable Housing Projects for details on the Company’s investments in LIHTC’s.

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

Derivative Financial Instruments and Hedging Activities

All derivative instruments (interest rate swap contracts) are recognized on the consolidated balance sheet at their current fair value. Every derivative instrument (including certain derivative instruments embedded in other contracts) is required to be recorded in the balance sheet as either an asset or liability measured at its fair value. ASC Topic 815 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

Recent Accounting Pronouncements

Accounting Standards Adopted in 2016

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to reduce the complexity of certain aspects of the accounting for employee share-based payment transactions. As a result of this ASU, changes applicable to all entities include: 1) The threshold to qualify for equity classification would permit withholding up to the maximum individual statutory tax rate in the applicable jurisdictions. Also, the ASU provides that cash paid by an employer when directly withholding shares for tax-withholding purposes would be classified as a financing activity on the statement of cash flows; 2) An entity would be allowed to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur; 3) All excess tax benefits and tax deficiencies would be recognized as income tax expense or benefit in the income statement. An entity also would recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Further, excess tax benefits would not be separated from other income tax cash flows and thus would be classified along with other cash flows as an operating activity. ASU 2016-09 is effective for public entities for interim and annual periods beginning after December 15, 2016. In the third quarter of 2016, the Company elected the early adoption of this standard which requires the Company to reflect the adjustments resulting from the adoption effective January 1, 2016, the beginning of the annual period that includes the interim period of adoption. See Note 4 – Computation of Earnings Per Common Share, Note 16 – Stock Options and Restricted Stock and Note 19, Income Taxes for impacts of the adoption. None of the provisions under ASU 2016-09 resulted in a cumulative effect adjustment to retained earnings as of January 1, 2016, or retrospective application to prior years’ comparative consolidated financial statements.

Recent Accounting Standards Not Yet Effective

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaced almost all existing revenue recognition guidance in current U.S. GAAP. However, the effects of the new revenue recognition guidance on the financial statements of reporting entities in the financial institution industry will be somewhat limited because, for the most part, financial instruments and related contractual rights and obligations are excluded from its scope. As such, it is anticipated that interest income recognition and measurement, the largest source of revenue for the Company, will not be impacted by ASC 606. However, the recognition and measurement of certain non-interest income items such as gain on sale of other real estate owned and deposit-related fees, could be affected by ASC 606.

Under current U.S. GAAP, when full consideration is not expected and financing is required by the buyer to purchase the property, there are very prescriptive requirements in determining when foreclosed real estate property sold by an institution should be derecognized and a gain or loss be recognized. The new guidance that will be applied to these sales is more principles based. For example, as it pertains to the criteria for determining how a contract should be accounted for under the new guidance, judgment will need to be exercised in evaluating if: (a) a commitment on the buyer’s part exists, (b) collection is probable in circumstances where the initial investment is minimal and (c) the buyer has obtained control of the asset, including the significant risks and rewards of the ownership. If there is no commitment on the buyer’s part, collection is not probable or the buyer has not obtained control of the asset, then a gain cannot be recognized under the new guidance. The initial investment requirement for the buyer along with the various methods for profit recognition are no longer applicable when the new guidance goes into effect. The Company will revise its current policy on the recognition and measurement of gain on sale of other real estate owned to be consistent with the new guidance, but does not expect the new guidance to have a significant impact on the consolidated financial statements of the Company when adopted. Since the inception of the Company, the level of other real estate owned has been very low and in almost all cases, full consideration was received at the time of sale and financing by the Company was not provided.

For deposit-related fees, considering the straightforward nature of the arrangements with the Company’s deposits customers, the Company does not expect the recognition and measurement outcomes of deposit-related fees to be significant differently under the new guidance compared to current U.S. GAAP.

ASU 2014-09 was to be effective for interim and annual periods beginning after December 15, 2016 and was to be applied on either a modified retrospective or full retrospective basis. In August 2015, the FASB issued ASU 2015-14 which defers the original effective date for all entities by one year. Public business entities should apply the guidance in ASU 2015-14 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements when adopted on January 1, 2018.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. Changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The most far-reaching ramification of this ASU is the elimination of the available-for-sale classification for equity securities and the requirement to carry most equity securities at fair value through net income. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The classification and measurement guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities can early adopt the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Early adoption of these provisions can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance.

The Company does not have any equity securities in its available-for-sale portfolio, but only investments in the common stock of PCBB, TIB, and the FHLB, the Company’s correspondent banks. Under the current accounting policy, the Company’s investments in these common stock are carried at cost because a readily determinable fair value does not exist for these investments. Under ASU 2016-01, investment in FHLB is specifically excluded from the requirement that equity securities are to be measured at fair value with unrealized holding gains and losses reflected in net income. Furthermore, the ASU allows entities to make an irrevocable practicality exception whereby entities can make an election, on a security-by-security basis, to account for equity securities that do not have readily determinable fair value at cost, with adjustments to fair value when an observable price change occurs or impairment is identified. As such, the Company intends to continue to measure its investments in PCBB, TIB and FHLB common stock at cost upon adoption on January 1, 2018. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements when adopted.

In February 2016, the FASB issued ASU 2016-02, Leases. The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases. By definition, a short-term lease is one in which: (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which right-of-use assets and lease liabilities are not recognized and lease payments are generally recognized as expense over the lease term on a straight-line basis. Furthermore, this change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under the legacy lease accounting guidance. Examples of changes in the new guidance affecting both lessees and lessors include: (a) defining initial direct costs to only include those incremental costs that would not have been incurred if the lease had not been entered into, (b) requiring related party leases to be accounted for based on their legally enforceable terms and conditions, (c) eliminating the additional requirements that must be applied today to leases involving real estate and (d) revising the circumstances under which the transfer contract in a sale-leaseback transaction should be accounted for as the sale of an asset by the seller-lessee and the purchase of an asset by the buyer-lessor. In addition, both lessees and lessors are subject to new disclosure requirements. ASU 2016-02 is effective for public entities for interim and annual periods beginning after December 15, 2018.

As of December 31, 2016, the Company has 10 operating leases for 10 locations under contract with a term greater than 12 months with future lease payments totaling $11 million. At adoption date, January 1, 2019, the Company will recognize a lease liability for the present value of future lease commitments and a right of use asset. The recognized right of use asset relating to operating leases will consist of the present value of future lease commitments, unamortized initial direct costs, prepaid rent, and the related unamortized balance of lease incentives. The discount rate used to present value future lease payments will be the Company’s incremental borrowing rate at the time of adoption. The Company will take a modified retrospective transition approach with application in all comparative periods presented. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements when adopted.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Current expected credit losses (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses (ECL) should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating ECL. ASU 2016-13 is effective for public entities for interim and annual periods beginning after December 15, 2019. Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Upon adoption, the Company expects the level of ECL will likely be higher, however, the Company is still in the early stages of developing an implementation plan and evaluating the magnitude of the increase and the impact of this ASU on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force), which addresses eight classification issues related to the statement of cash flows:

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. ASU 2016-18 is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of Business, which provides guidance on evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new standard clarifies that when substantially all of the fair value of gross assets acquired is concentrated in a single asset, or a group of similar assets, the asset acquired would not represent a business. The new ASU introduces this initial required screen, if met, eliminates the need for further assessment. For public business entities with a calendar year end, the standard is effective in 2018. Early adoption is permitted, including adoption in an interim period. The amendments can be applied to transactions occurring before the guidance was issued, as long as the applicable financial statements have not been issued. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles–Goodwill and Other {Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment. ASU 2017-04 eliminates step two from the goodwill impairment test, which measures the amount of impairment loss, if any. Instead, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to said reporting unit. For public business entities with a calendar year end, the standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

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

The following table presents (unaudited) pro forma information for the period indicated as though the 1st Enterprise merger had been completed as of January 1, 2013. The 2014 pro forma net income excludes historical non-recurring merger expenses net of taxes, totaling approximately $3.2 million for the Company and 1st Enterprise (dollars in thousands, except per share data).

Proforma Year ended December 31, 2014
Net interest income after provision for loan losses	$77,140
Net income	$17,218

Preferred stock dividends and discount accretion	(1,234)

Net income available to common shareholders	$15,984

Diluted earnings per share	$0.94

The above proforma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the acquisition occurred at January 1, 2014 for 1st Enterprise nor are they intended to represent or be indicative of future results of operations. The proforma results do not include operating cost savings as a result of the acquisition. These proforma results require significant estimates and judgments particularly as it relates to valuation and accretion of income associated with acquired loans.

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

	December 31,
	2016	2015
Total Shareholders’ Equity	$338,185	$306,807
Less: Preferred stock	16,955	16,995
Less: Goodwill	64,603	64,603
Less: Core deposit and leasehold right intangibles	6,300	7,671

Tangible Shareholders’ Equity	$250,327	$217,538

Common shares issued and outstanding	17,759,006	17,175,389
Book value per common share	$18.09	$16.87

Tangible book value per common share	$14.10	$12.67

Note 4 – Computation of Earnings per Common Share

On July 1, 2016, and effective January 1, 2016, the Company early adopted ASU 2016-09 which provides improvements to the accounting for employee share-based payments. In calculating potential common shares used to determine diluted earnings per share, U.S. GAAP requires the Company to use the treasury stock method. ASU 2016-09 requires that assumed proceeds under the treasury stock method be modified to exclude the amount of excess tax benefits that would have been recognized in additional paid-in capital.

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

	Years Ended December 31,
	2016	2015	2014
Net Income	$27,457	$21,236	$8,908
Less: Preferred stock dividends and discount accretion	1,217	1,174	124

Net Income available to common shareholders	$26,240	$20,062	$8,784

Weighted average basic common shares outstanding	17,252,046	16,543,787	11,393,445
Dilutive effect of potential common share issuances from stock options and restricted stock	298,819	439,434	274,288

Weighted average diluted common shares outstanding	17,550,865	16,983,221	11,667,733

Income per common share
Basic	$1.52	$1.21	$0.77
Diluted	$1.50	$1.18	$0.75

Anti-dilutive shares not included in the calculation of diluted earnings per share	1,189	32,811	79,000

Note 5 – Investment Securities

The investment securities portfolio has been classified into two categories: available-for-sale (“AFS”) and held-to-maturity (“HTM”).

The following tables present the amortized cost, gross unrealized gains and losses, and fair values of investment securities by major category as of the dates indicated (dollars in thousands):

		Gross Unrealized
December 31, 2016	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale investment securities:
U.S. Govt Agency and Sponsored Agency – Note Securities	$10,000	$—	$31	$9,969
U.S. Govt Agency – SBA Securities	123,224	365	739	122,850
U.S. Govt Agency – GNMA Mortgage-Backed Securities	22,565	70	265	22,370
U.S. Govt Sponsored Agency – CMO & Mortgage-Backed Securities	243,159	92	4,351	238,900
Asset Backed Securities	7,111	—	215	6,896
U.S. Treasury Notes	69,101	7	143	68,965

Total available-for-sale	475,160	534	5,744	469,950
Held-to-maturity investment securities:
Municipal Securities	42,027	69	159	41,937

Total held-to-maturity	42,027	69	159	41,937

Total investment securities	$517,187	$603	$5,903	$511,887

		Gross Unrealized
December 31, 2015	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale investment securities:
U.S. Govt Agency and Sponsored Agency – Note Securities	$1,014	$—	$—	$1,014
U.S. Govt Agency – SBA Securities	93,674	399	583	93,490
U.S. Govt Agency – GNMA Mortgage-Backed Securities	30,916	202	418	30,700
U.S. Govt Sponsored Agency – CMO & Mortgage-Backed Securities	97,693	250	789	97,154
Corporate Securities	4,016	7	—	4,023
Municipal Securities	1,010	1	—	1,011
Asset Backed Securities	7,890	—	243	7,647
U.S. Treasury Notes	80,981	—	235	80,746

Total available-for-sale	317,194	859	2,268	315,785
Held-to-maturity investment securities:
Municipal Securities	42,036	335	32	42,339

Total held-to-maturity	42,036	335	32	42,339

Total investment securities	$359,230	$1,194	$2,300	$358,124

The Company’s investment securities portfolio at December 31, 2016, consists of U.S. Treasury Notes, U.S. Agency and U.S. Sponsored Agency issued AAA and AA rated investment-grade securities, asset backed securities, and municipal securities. At December 31, 2016 and December 31, 2015, securities with a market value of $205 million and $197 million, respectively, were pledged as collateral for securities sold under agreements to repurchase, public deposits, outstanding standby letters of credit, bankruptcy deposits, and other purposes as required by various statutes and agreements. See Note 9 – Borrowings and Subordinated Debentures.

The following tables present the gross unrealized losses and fair values of AFS and HTM investment securities that were in unrealized loss positions, summarized and classified according to the duration of the loss period as of the dates indicated (dollars in thousands).

	< 12 Continuous Months		> 12 Continuous Months		Total
December 31, 2016	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale investment securities:
U.S. Govt. Agency – SBA Securities	$54,302	$451	$39,322	$288	$93,624	$739
U.S. Govt. Agency – GNMA Mortgage-Backed Securities	6,652	98	8,264	167	14,916	265
U.S. Govt. Agency	9,969	31		—	9,969	31
U.S. Govt. Sponsored Agency CMO & Mortgage-Backed Securities	215,138	4,172	10,879	179	226,017	4,351
Asset Backed Securities	—	—	6,896	215	6,896	215
U.S. Treasury Notes	51,972	143	—	—	51,972	143

Total available-for-sale	$338,033	$4,895	$65,361	$849	$403,394	$5,744

Held-to-maturity investment securities:
Municipal Securities	$28,673	$158	$310	$1	$28,983	$159

Total held-to-maturity	$28,673	$158	$310	$1	$28,983	$159

	< 12 Continuous Months		> 12 Continuous Months		Total
December 31, 2015	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale investment securities:
U.S. Govt. Agency SBA Securities	$53,852	$428	$7,935	$154	$61,787	$582
U.S. Govt. Agency – GNMA Mortgage-Backed Securities	5,417	47	14,296	371	19,713	418
U.S. Govt. Sponsored Agency – CMO & Mortgage-Backed Securities	67,475	564	10,024	225	77,499	789
Asset Backed Securities	2,928	54	4,719	190	7,647	244
U.S Treasury Notes	80,745	235	—	—	80,745	235

Total available-for-sale	$210,417	$1,328	$36,974	$940	$247,391	$2,268

Held-to-maturity investment securities:
Municipal Securities	$5,669	$16	$2,392	$16	$8,061	$32

Total held-to-maturity	$5,669	$16	$2,392	$16	$8,061	$32

The unrealized losses in each of the above categories are associated with the general fluctuation of market interest rates and are not an indication of any deterioration in the credit quality of the security issuers. Further, the Company does not intend to sell these securities and is not more-likely-than-not to be required to sell the securities before the recovery of its amortized cost basis. Accordingly, the Company had no securities that were classified as other-than-temporary impaired at December 31, 2016 or 2015, and did not recognize any impairment charges in the consolidated statements of income.

The amortized cost, fair value and the weighted average yield of debt securities at December 31, 2016, are reflected in the table below (dollars in thousands). Maturity categories are determined as follows:

•	U.S. Govt. Agency, U.S. Treasury Notes and U.S. Govt. Sponsored Agency bonds and notes – maturity date

•

U.S. Govt. Sponsored Agency CMO or Mortgage-Backed Securities, U.S. Govt. Agency GNMA Mortgage-Backed Securities, Asset Backed Securities and U.S. Gov. Agency SBA Securities – estimated cash flow taking into account estimated pre-payment speeds

•	Municipal Securities – the earlier of the maturity date or the expected call date.

Although, U.S. Government Agency and U.S. Government Sponsored Agency Mortgage-Backed and CMO securities have contractual maturities through 2048, the expected maturity will differ from the contractual maturities because borrowers or issuers may have the right to prepay such obligations without penalties.

	December 31, 2016
Maturities Schedule of Securities (Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-sale investment securities:
Due through one year	$126,167	$125,375	1.13%
Due after one year through five years	194,066	191,915	1.52%
Due after five years through ten years	117,858	116,127	1.89%
Due after ten years	37,069	36,533	2.21%

Total available-for-sale	475,160	469,950	1.56%
Held-to-maturity investment securities:
Due through one year	3,711	3,711	1.42%
Due after one year through five years	35,336	35,254	1.63%
Due after five years through ten years	2,980	2,972	2.71%

Total held-to-maturity	42,027	41,937	1.69%

Total investment securities	$517,187	$511,887	1.57%

The weighted average yields in the above table are based on effective rates of book balances at the end of the year. Yields are derived by dividing interest income, adjusted for amortization of premiums and accretion of discounts, by total amortized cost.

During the years ended December 31, 2016, 2015 and 2014 the Company recognized net gains and (losses) on sales of investment securities in the amount of $258 thousand, $112 thousand and $(47) thousand, respectively. The Company had net proceeds from the sale of $6.9 million, $5.7 million and $25 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Investment in Federal Home Loan Bank (FHLB) Common Stock

The Company’s investment in the common stock of the FHLB is carried at cost and was $9.1 million and $8.0 million as of December 31, 2016 and 2015, respectively. The investment in FHLB stock is included in accrued interest receivable and other assets in the consolidated balance sheets and is periodically evaluated for impairment. Based on the capital adequacy of the FHLB and its overall financial condition, no impairment losses have been recorded. See Note 13 – Borrowings and Subordinated Debentures for a detailed discussion regarding the Company’s borrowings and the requirements to purchase FHLB common stock.

The FHLB has declared and paid cash dividends in 2016, 2015 and 2014. The Company has received cash dividends from the FHLB of $1.1 million, $1.1 million, and $320 thousand for the years ending December 31, 2016, 2015, and 2014, respectively, and they are included in Other non-interest income of the accompanying consolidated statements of income.

The FHLB has been classified as one of the Company’s primary correspondent banks and is evaluated on a quarterly basis as part of the Company’s evaluation of its correspondent banking relationships under Federal Reserve Board Regulation F.

Interest Income on Investment Securities

The following table presents the composition of interest income on investment securities for the periods indicated (dollars in thousands):

	Years ended December 31,
	2016	2015	2014
Taxable interest	$5,141	$3,773	$2,331
Non-taxable interest	652	745	38

Total interest income on investment securities	$5,793	$4,518	$2,369

Note 6 – Loans

The following table presents the composition of the loan portfolio as of the dates indicated (dollars in thousands):

	December 31, 2016
	Principal	Net Unaccreted Discounts, Net Deferred Fees	Total
Commercial and Industrial Loans:	$505,374	$(2,737)	$502,637
Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	455,120	(3,798)	451,322
Other Nonresidential Properties	635,856	(5,693)	630,163
Construction, Land Development and Other Land	195,215	(1,156)	194,059
1-4 Family Residential Properties	129,261	(2,097)	127,164
Multifamily Residential Properties	110,336	(478)	109,858

Total Loans Secured by Real Estate	1,525,788	(13,222)	1,512,566

Other Loans:	35,246	(223)	35,023

Total Loans	$2,066,408	$(16,182)	$2,050,226

	December 31, 2015
	Principal	Net Unaccreted Discounts, Net Deferred Fees	Total
Commercial and Industrial Loans:	$543,192	$(5,824)	$537,368
Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	412,772	(4,793)	407,979
Other Nonresidential Properties	539,260	(6,092)	533,168
Construction, Land Development and Other Land	126,626	(794)	125,832
1-4 Family Residential Properties	117,400	(2,875)	114,525
Multifamily Residential Properties	72,222	(1,043)	71,179

Total Loans Secured by Real Estate	1,268,280	(15,597)	1,252,683

Other Loans:	43,218	(106)	43,112

Total Loans	$1,854,690	$(21,527)	$1,833,163

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

Acquired loans: Loans acquired in acquisitions are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan loss. Loans acquired with deteriorated credit quality are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect principal and interest payments according to the contractual terms of the original loan agreement. Evidence of credit quality deterioration as of the purchase date may include factors such as past due and non-accrual status. The difference between undiscounted contractually required payments at acquisition and the undiscounted cash flows expected to be collected at acquisition is referred to as the non-accretable yield. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.

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

Concentrations

The Company makes commercial, construction, commercial real estate, and consumer home equity loans to customers primarily in Los Angeles, Riverside, Orange, San Bernardino and Ventura Counties. As an abundance of caution, the Company may require commercial real estate collateral on a loan classified as a commercial loan. At December 31, 2016, loans secured by real estate collateral accounted for approximately 74% of the loan portfolio. Of these loans, 96% are secured by first trust deed liens and 4% are secured by second trust deed liens. In addition, 30% are secured by owner-occupied non-residential properties. Loans secured by first trust deeds on commercial real estate generally have an initial loan to value ratio of not more than 75%, except for SBA guaranteed loans which may exceed this level. The Company’s policy for requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk in the proposed credit transaction. In addition, 20% of total loans have been secured by a UCC filing on the business property of the borrower. Approximately 5% of loans are unsecured. The Company’s loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers.

A substantial portion of the Company’s customers’ ability to honor their contracts is dependent on the economy in the area. The Company’s goal is to continue to maintain a diversified loan portfolio which are well collateralized and supported by sufficient cash flows.

Small Business Administration Loans

As part of the acquisition of PC Bancorp, the Company acquired loans that were originated under the guidelines of the Small Business Administration (“SBA”) program. The total portfolio of the SBA contractual loan balances being serviced by the Company at December 31, 2016 was $104 million, of which $75 million has been sold. Of the $29 million remaining on the Company’s books at December 31, 2016, $24 million is not guaranteed and $5 million is guaranteed by the SBA.

In 2016, $14 million of SBA loans with contractual loan balances of $19 million were sold. Of the $4.8 million remaining on the Company’s books at December 31, 2016, $4.7 million is not guaranteed and $123 thousand is guaranteed.

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

The general component covers non-impaired loans and is based on the historical loan loss experience of the portfolio loan segments for the past 20 quarters, however the Company considers the Uniform Bank Peer Group (“UBPR”) historical loss data to evaluate potential loss exposure for those loan segments where the Company had no meaningful historical loss experience. The Allowance also includes an assessment of the following qualitative factors: the results of any internal and external loan reviews and any regulatory examination, loan charge-off experience, estimated potential charge-off exposure on each classified loan, credit concentrations, changes in the value of collateral for collateral dependent loans, and any known impairment in the borrower’s ability to repay. The Company also evaluates environmental and other factors such as underwriting standards, staff experience, the nature and volume of loans and loan terms, business conditions, political and regulatory conditions, local and national economic trends. The quantitative portion of the Allowance is adjusted for qualitative factors to account for model imprecision and to incorporate the range of probable outcomes inherent in the estimates used for the Allowance.

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

The following is a summary of activity for the allowance for loan loss for the dates and periods indicated (dollars in thousands):

	December 31,
	2016	2015	2014
Allowance for loan loss at beginning of year	$15,682	$12,610	$10,603
Provision for loan losses	3,264	5,080	2,239
Net (charge-offs) recoveries:
Charge-offs	(895)	(2,510)	(692)
Recoveries	1,323	502	460

Net (charge-offs) recoveries	428	(2,008)	(232)

Allowance for loan loss at end of year	$19,374	$15,682	$12,610

Net (charge-offs) recoveries to average loans	0.02%	(0.12)%	(0.02)%
Allowance for loan loss to total loans	0.94%	0.86%	0.78%
Allowance for loan loss to total loans accounted for at historical cost, which excludes loans and the related allowance for loans acquired through acquisition	1.18%	1.25%	1.39%

The following tables present, by portfolio segment, the changes in the allowance for loan loss and the recorded investment in loans as of the dates and for the periods indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Year ended – December 31, 2016
Allowance for loan loss – Beginning balance	$5,924	$2,076	$6,821	$861	$15,682
Provision for loan losses	783	1,008	1,661	(188)	3,264
Net (charge-offs) recoveries:
Charge-offs	(895)	—	—	—	(895)
Recoveries	1,318	—	5	—	1,323

Total net recoveries	423	—	5	—	428

Ending balance	$7,130	$3,084	$8,487	$673	$19,374

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Year ended – December 31, 2015
Allowance for loan loss – Beginning balance	$5,864	$1,684	$4,802	$260	$12,610
Provision for loan losses	1,781	392	2,306	601	5,080
Net (charge-offs) recoveries:
Charge-offs	(2,218)	—	(292)	—	(2,510)
Recoveries	497	—	5	—	502

Total net (charge-offs)	(1,721)	—	(287)	—	(2,008)

Ending balance	$5,924	$2,076	$6,821	$861	$15,682

The following tables present both the allowance for loan loss and the associated loan balance classified by loan portfolio segment and by credit evaluation methodology (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
December 31, 2016
Allowance for loan loss:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	7,130	3,084	8,487	673	19,374
Purchased credit impaired (loans acquired with deteriorated credit quality)	—	—	—	—	—

Total Allowance for Loan Loss	$7,130	$3,084	$8,487	$673	$19,374

Loans receivable:
Individually evaluated for impairment	$378	$—	$245	$—	$623
Collectively evaluated for impairment	501,960	194,059	1,316,849	35,023	2,047,891
Purchased credit impaired (loans acquired with deteriorated credit quality)	299	—	1,413	—	1,712

Total Loans Receivable	$502,637	$194,059	$1,318,507	$35,023	$2,050,226

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
December 31, 2015
Allowance for loan loss:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	5,924	2,076	6,821	861	15,682
Purchased credit impaired (loans acquired with deteriorated credit quality)	—	—	—	—	—

Total Allowance for Loan Loss	$5,924	$2,076	$6,821	$861	$15,682

Loans receivable:
Individually evaluated for impairment	$558	$—	$649	$—	$1,207
Collectively evaluated for impairment	536,333	125,832	1,124,667	43,112	1,829,944
Purchased credit impaired (loans acquired with deteriorated credit quality)	477	—	1,535	—	2,012

Total Loans Receivable	$537,368	$125,832	$1,126,851	$43,112	$1,833,163

Credit Quality of Loans

The Company utilizes an internal loan classification system as a means of reporting problem and potential problem loans. Under the Company’s loan risk rating system, loans are classified as “Pass,” with problem and potential problem loans as “Special Mention,” “Substandard,” “Doubtful” and “Loss”. All loans are monitored and individual loan risk ratings are changed any time the situation warrants. In addition, management regularly reviews problem loans to determine whether any loan requires a classification change, in accordance with the Company’s policy and applicable regulations. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The internal loan classification risk grading system is based on experiences with similarly graded loans.

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

The following tables present the risk category of loans by class of loans based on the most recent internal loan classification as of the dates indicated (dollars in thousands):

December 31, 2016	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Pass	$456,885	$194,059	$1,288,154	$32,128	$1,971,226
Special Mention	12,774	—	7,557	—	20,331
Substandard	32,978	—	22,796	2,895	58,669
Doubtful	—	—	—	—	—

Total	$502,637	$194,059	$1,318,507	$35,023	$2,050,226

December 31, 2015	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Pass	$503,006	$125,832	$1,101,548	$40,132	$1,770,518
Special Mention	16,041	—	6,494	43	22,578
Substandard	18,321	—	18,809	2,937	40,067
Doubtful	—	—	—	—	—

Total	$537,368	$125,832	$1,126,851	$43,112	$1,833,163

Age Analysis of Past Due and Non-Accrual Loans

The following tables present an aging analysis of the recorded investment in past due and non-accrual loans as of the dates indicated (dollars in thousands):

December 31, 2016	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non- Accrual	Current	Total Loans
Commercial and Industrial	$—	$—	$—	$—	$675	$501,962	$502,637
Construction, Land Development and Other Land	—	—	—	—	—	194,059	194,059
Commercial and Other Real Estate	212	—	—	212	447	1,317,848	1,318,507
Other	—	—	—	—	—	35,023	35,023

Total	$212	$—	$—	$212	$1,122	$2,048,892	$2,050,226

December 31, 2015	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non- Accrual	Current	Total Loans
Commercial and Industrial	$—	$—	$—	$—	$1,032	$536,336	$537,368
Construction, Land Development and Other Land	—	—	—	—	—	125,832	125,832
Commercial and Other Real Estate	—	—	—	—	1,019	1,125,832	1,126,851
Other	—	—	—	—	—	43,112	43,112

Total	$—	$—	$—	$—	$2,051	$1,831,112	$1,833,163

Included in the non-accrual column above are purchased credit impaired loans of $499 thousand and $844 thousand as of December 31, 2016 and 2015, respectively. Included in the current column are purchased credit impaired loans that have been returned to accrual status of $1.2 million and $1.2 million as of December 31, 2016 and 2015, respectively.

Impaired Loans

Impaired loans are evaluated by comparing the present value of the expected future cash flows discounted at the loan’s effective interest rate, or if the loan is collateral dependent, the fair value of the collateral less costs to sell, with the recorded investment of a loan.

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to the fair value instead of establishing a valuation allowance and are included, when applicable, in the table below as impaired loans “with no specific allowance recorded.” The valuation allowance disclosed below is included in the allowance for loan loss reported in the consolidated balance sheets as of December 31, 2016 and December 31, 2015.

The following tables present, by loan portfolio segment, the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable for the dates and periods indicated (dollars in thousands). These tables exclude purchased credit impaired loans (loans acquired in acquisitions with deteriorated credit quality) of $1.7 million and $2.0 million at December 31, 2016 and 2015, respectively.

Year ended December 31, 2016

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and Industrial	$378	$1,383	$—	$401	$—
Commercial and Other Real Estate	245	282	—	252	—
With an allowance recorded:
Commercial and Industrial	—	—	—	—	—
Commercial and Other Real Estate	—	—	—	—	—
Total
Commercial and Industrial	378	1,383	—	401	—
Commercial and Other Real Estate	245	282	—	252	—

Total	$623	$1,665	$—	$653	$—

Year ended December 31, 2015

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and Industrial	$558	$1,027	$—	$672	$—
Commercial and Other Real Estate	649	692	—	70	—
With an allowance recorded:
Commercial and Industrial	—	—	—	—	—
Commercial and Other Real Estate	—	—	—	—	—
Total
Commercial and Industrial	558	1,027	—	672	—
Commercial and Other Real Estate	649	692	—	70	—

Total	$1,207	$1,719	$—	$742	$—

The following is a summary of additional information pertaining to impaired loans for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Average recorded investment in impaired loans	$653	$742	$4,991
Interest foregone on impaired loans	$89	$265	421
Cash collections applied to reduce principal balance	$351	$1,118	3,014
Interest income recognized on cash collections	$—	$—	$—

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

The following tables include the recorded investment and unpaid principal balances for troubled debt restructured loans at December 31, 2016, December 31, 2015 and December 31, 2014 (dollars in thousands). These tables include TDR loans that were purchased credit impaired (“PCI”). TDR loans that are non-PCI loans are included in Impaired Loans disclosures. As of December 31, 2016, there were two PCI loans that are considered to be TDR loans with a recorded investment of $105 thousand and unpaid principal balances of $273 thousand.

Year ended December 31, 2016	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Commercial and Industrial	$408	$1,174	$—

Total	$408	$1,174	$—

Year ended December 31, 2015	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Commercial and Industrial	$627	$1,363	$—

Total	$627	$1,363	$—

Year ended December 31, 2014	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Commercial and Industrial	$530	$719	$—
Commercial and Other Real Estate	114	115	—

Total	$644	$834	$—

The following tables show the pre- and post-modification recorded investment in TDR loans by loan segment that have occurred during the periods indicated (dollars in thousands):

Year ended December 31, 2016	Number of Loans	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Extended Maturity Date and Deferred Principal and Interest Payments:
Commercial and Industrial	1	$650	$73

Total	1	$650	$73

Year ended December 31, 2015	Number of Loans	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Reduced Interest Rate and Lengthened Amortization:
Commercial and Industrial	3	$1,335	$208

Total	3	$1,335	$208

Year ended December 31, 2014	Number of Loans	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Reduced Interest Rate and Lengthened Amortization:
Commercial and Industrial	1	$224	$224
Commercial and Other Real Estate	1	114	114

Total	2	$338	$338

Loans are restructured in an effort to maximize collections. Impairment analyses are performed on the Company’s troubled debt restructured loans in conjunction with the normal allowance for loan loss process. The Company’s troubled debt restructured loans are analyzed to ensure adequate cash flow or collateral supports the outstanding loan balance.

There were no commitments to lend additional funds to borrowers whose terms have been modified in troubled debt restructurings at December 31, 2016 or 2015.

There have been no payment defaults in the year ended December 31, 2016 subsequent to modification on troubled debt restructured loans that have been modified within the last twelve months.

Loans Acquired Through Acquisition

The following table reflects the accretable net discount for loans acquired through acquisition, for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2016	2015
Balance, beginning of year	$14,610	$21,402
Accretion, included in interest income	(4,967)	(6,274)
Additions, due to acquisition	—	—
Reclassifications to non-accretable yield	(32)	(518)

Balance, end of year	$9,611	$14,610

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

The following table reflects the outstanding balance and related carrying value of PCI loans as of the dates indicated (dollars in thousands):

	December 31, 2016		December 31, 2015
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and Industrial	$622	$299	$2,331	$477
Commercial and Other Real Estate	1,997	1,413	2,250	1,535
Other	—	—	61	—

Total	$2,619	$1,712	$4,642	$2,012

There is no related allowance for credit losses with the PCI loans as of December 31, 2016 and 2015 included in the tables above.

The following table reflects the activities in the accretable net discount for PCI loans for the period indicated (dollars in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015
Balance, beginning of year	$246	$324
Accretion, included in interest income	(85)	(78)
Reclassifications from non-accretable yield	—	—

Balance, end of year	$161	$246

Note 7 – Premises and Equipment and Lease Commitments

Premises and equipment are stated at cost less accumulated depreciation and amortization. The following major classifications of premises and equipment are summarized as follows as of the dates indicated (dollars in thousands):

	December 31,
	2016	2015
Furniture and equipment	$8,032	$8,345
Leasehold improvements	7,382	7,260

Total	15,414	15,605
Less: Accumulated depreciation and amortization	(11,230)	(10,466)

Total	$4,184	$5,139

The following is a schedule of future minimum lease payments for operating leases for office and branch space based upon obligations at December 31, 2016 (dollars in thousands):

Year	Amount
2017	$3,322
2018	2,493
2019	2,345
2020	2,208
2021	1,903
Thereafter	2,215

Total	$14,486

Total rental expense on facilities for the years ended December 31, 2016, 2015 and 2014 was $3.3 million, $3.1 million, and $2.2 million, respectively.

Note 8 – Goodwill, Core Deposit and Leasehold Right Intangibles

Goodwill

The following table presents changes in the carrying value of goodwill for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2016	2015
Balance, beginning of year	$64,603	$63,950
Measurement-period adjustment	—	653
Goodwill acquired during the year	—	—
Impairment losses	—	—

Balance, end of year	$64,603	$64,603

Accumulated impairment losses at end of year	$—	$—

For the year ended December 31, 2015, the Company early adopted ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustment, which eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. Measurement-period adjustments are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. Prior period information is not revised. In

November 2015, the Company recorded a measurement-period adjustment and increased goodwill by $653 thousand due to an additional write-down of $1.1 million taken when the Company finalized the fair value estimate of a loan relationship acquired in the 1st Enterprise merger. The 1st Enterprise merger closed on November 30, 2014. There would not be a significant impact on the consolidated statements of income for the years ended December 31, 2014 and 2015, had such measurement-period adjustment been recognized at the acquisition date, as such loan relationship had been on non-accrual status since early 2015.

The Company’s goodwill was evaluated for impairment during the fourth quarter of 2016, with no impairment loss recognition considered necessary.

Core Deposit Intangibles (“CDI”)

The weighted average amortization period remaining for our core deposit intangibles is 5.2 years. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $1.1 million, $936 thousand, and $692 thousand, $628 thousand and $571 thousand. The Company’s core deposit intangibles were evaluated for impairment at December 31, 2016, taking into consideration the actual deposit runoff of acquired deposits to the level of deposit runoff expected at the date of merger. Based on the Company’s evaluation, no impairment has taken place on the core deposit intangibles. The following table presents the changes in the gross amounts of core deposit intangibles and the related accumulated amortization for the dates and periods indicated (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Gross amount of CDI:
Balance, beginning of year	$9,246	$9,246	$2,103
Additions due to acquisitions	—	—	7,143

Balance, end of year	9,246	9,246	9,246

Accumulated Amortization:
Balance, beginning of year	(2,736)	(1,056)	(665)
Amortization	(1,280)	(1,680)	(391)

Balance, end of year	(4,016)	(2,736)	(1,056)

Net CDI, end of year	$5,230	$6,510	$8,190

Leasehold Right Intangibles

Leasehold right intangible is the present value of the excess of market rate lease payments over the contractual lease payments of an acquired lease. The recorded value of the Company’s leasehold right intangibles at December 31, 2016 and 2015 was $1.1 million and $1.2 million, respectively.

The amortization of the leasehold right intangibles is recorded within the consolidated income statement under occupancy expense. The net amortization of the leasehold right intangible assets and liabilities resulted in income of $205 thousand, income of $62 thousand, and expense of $142 thousand for the years ended December 31, 2016, 2015 and 2014, respectively. During 2015, the Company recorded a $41 thousand adjustment to the fair value of a lease that was acquired in the 1st Enterprise merger due to a change in the sublease rate assumption since the acquisition date. The adjustment was an expense to merger cost.

Note 9 – Bank Owned Life Insurance

At December 31, 2016 and 2015 the Company had $51 million and $50 million, respectively of Bank-Owned Life Insurance (“BOLI”). The Company recorded non-interest income associated with the BOLI policies of $1.3 million, $1.3 million, and $660 thousand for the years ending December 31, 2016, 2015 and 2014, respectively. The increase in the Company’s balance to $51 million in 2016 was due to an increase of $1.3 million in the cash surrender value of the policies during 2016.

BOLI involves the purchasing of life insurance by the Company on a selected group of employees where the Company is the owner and beneficiary of the policies. BOLI is recorded as an asset at its cash surrender value. Increases in the cash surrender value of these policies, as well as a portion of the insurance proceeds received, are recorded in noninterest income and are not subject to income tax, as long as they are held for the life of the covered parties. At December 31, 2016, the $51 million was allocated between eight individual insurance companies, with balances ranging from approximately 1% to 37% of the Company’s outstanding BOLI balances. On an annual basis, the Company reviews the financial stability and ratings of all the individual insurance companies to ensure they are adequately capitalized, and that there is minimal risk to the BOLI assets.

Note 10 – Investment in California Organized Investment Network (“COIN”)

The Company has historically made investments with Community Development Financial Institutions (“CDFI”) as defined and recognized by the United States Department of Treasury and by the California Organized Investment Network (“COIN”) within the California Department of Insurance. These investments were certified by the California Department of Insurance and qualified for State of California income tax credits. The Company has previously utilized all the investments tax credits generated in the previous years. With regards to the Company’s previous investments with CDFI, if the Company were to redeem this deposit prior to its contractual and stated maturity date, the Company would lose the benefit of the tax credit taken in prior years. The investment, to qualify for this specific tax credit, must be for a minimum term of sixty months. In addition, the tax credit is required to be applied during the year in which the investments were made. These deposits are not insured by the FDIC, and are included in other assets on the consolidated balance sheet of the Company. The Company’s intentions are to hold these investments to their contractual maturity dates. These investments were also made to meet CRA investment goals. The Company’s investments in COIN were $1.4 million and $1.1 million at December 31, 2016 and 2015, respectively.

Note 11 – Qualified Affordable Housing Project Investments

The following table presents the Company’s original investment in the LIHTC projects, the current recorded investment balance, and the unfunded liability balance of each investment at December 31, 2016, 2015 and 2014. In addition, the table reflects the tax credits and tax benefits recorded by the Company during 2016, 2015 and 2014, the amortization of the investment and the net impact to the Company’s income tax provision for 2016, 2015 and 2014. The Company’s recorded investment balance in the LIHTC projects and the related unfunded liability balance are included in other assets and other liabilities on the accompanying consolidated balance sheets, respectively. Also see Note 19 – Income Tax, for the impact of these investments on the Company’s effective tax rate (dollars in thousands):

Qualified Affordable Housing Projects at December 31, 2016	Original Investment Value	Current Recorded Investment	Unfunded Liability Obligation	Tax Credits and Benefits (1)	Amortization of Investments (2)	Net Income Tax Benefit
Enterprise Green Communities West II LP	$1,000	$513	$22	$131	$90	$41
Enterprise Housing Partners Calgreen II Fund LP	2,050	1,214	165	218	212	6
Enterprise Housing Partners XXIV LP	2,000	1,513	391	212	167	45

Total – Investments in Qualified Affordable Housing Projects	$5,050	$3,240	$578	$561	$469	$92

Qualified Affordable Housing Projects at December 31, 2015	Original Investment Value	Current Recorded Investment	Unfunded Liability Obligation	Tax Credits and Benefits (1)	Amortization of Investments (2)	Net Income Tax Benefit
Enterprise Green Communities West II LP	$1,000	$604	$69	$136	$92	$44
Enterprise Housing Partners Calgreen II Fund LP	2,050	1,426	165	198	164	34
Enterprise Housing Partners XXIV LP	2,000	1,680	806	209	180	29

Total – Investments in Qualified Affordable Housing Projects	$5,050	$3,710	$1,040	$543	$436	$107

Qualified Affordable Housing Projects at December 31, 2014	Original Investment Value	Current Recorded Investment	Unfunded Liability Obligation	Tax Credits and Benefits (1)	Amortization of Investments (2)	Net Income Tax Benefit
Enterprise Green Communities West II LP	$1,000	$704	$162	$127	$84	$43
Enterprise Housing Partners Calgreen II Fund LP	2,050	1,588	635	229	174	55
Enterprise Housing Partners XXIV LP	2,000	1,849	1,685	160	112	48

Total – Investments in Qualified Affordable Housing Projects	$5,050	$4,141	$2,482	$516	$370	$146

(1)	The amounts reflected in this column represent both the tax credits, as well as the tax benefits generated by the Qualified Affordable Housing Projects operating loss for the year.
(2)	This amount reduces the tax credits and benefits generated by the Qualified Affordable Housing Projects

The following table reflects the anticipated net income tax benefit that is expected to be recognized by the Company over the next five years (dollars in thousands):

Qualified Affordable Housing Projects	Enterprise Green Communities West II LP	Enterprise Housing Partners Calgreen II Fund LP	Enterprise Housing Partners XXIV LP	Total Net Income Tax Benefit
Anticipated net income tax benefit less amortization of investments:
2017	$43	$40	$38	$121
2018	43	40	37	120
2019	$43	$40	$37	$120
2020	40	40	37	117
2021 and thereafter	72	134	169	375

Total – anticipated net income tax benefit in Qualified Affordable Housing Projects	$241	$294	$318	$853

Note 12 – Deposits

The Company had CDARS® and ICS® deposits that are classified as “brokered” deposits for regulatory purposes. At December 31, 2016, the Company no longer had any “reciprocal” CDARS® deposits, and therefore there were no CDARS® deposits classified as “brokered” deposits. These “reciprocal” CDARS® and ICS® deposits are the only brokered deposits utilized by the Company, and the Company considers these deposits to be “core” in nature.

At December 31, 2016, $28 million out of total time deposits of $29 million mature within one year.

At December 31, 2016 and 2015, the Company had certificates of deposit with balances $250 thousand or more of $19 million and $18 million, respectively.

The following table shows the maturity of the Company’s time deposits of $250 thousand or more at December 31, 2016 (dollars in thousands):

Maturity of Time Deposits of $250,000 or More
Three months or less	$12,359
Over three through six months	2,034
Over six through twelve months	4,757
Over twelve months	269

Total	$19,419

ICS® Reciprocal Non-Interest Bearing Demand Deposits

During 2013 the Company began participating as a member of the Insured Cash Sweep® (“ICS®”) deposit program. Through ICS®, the Company may accept non-interest bearing deposits in excess of the FDIC insured maximum from a depositor and place the deposits through the ICS® network into other member banks in increments of less than the FDIC insured maximum in order to provide the depositor full FDIC insurance coverage. The Company receives an equal dollar amount of deposits from other ICS® member banks in exchange for the deposits the Company places into the ICS® network. These deposits are recorded on the Company’s balance sheet as ICS® reciprocal deposits. At December 31, 2016 and 2015, the ICS® reciprocal deposits totaled $7.5 million and $9.3 million, respectively.

CDARS® Reciprocal Time Deposits

The Company participates and is a member of the Certificate of Deposit Account Registry Service (CDARS®) deposit product program. Through CDARS®, the Company may accept deposits in excess of the FDIC insured maximum from a depositor and place the deposits through a network to other CDARS® member banks in increments of less than the FDIC insured maximum to provide the depositor full FDIC insurance coverage. Where the Company receives an equal dollar amount of deposits from other CDARS® member banks in exchange for the deposits the Company places into the network, the Company records these as CDARS® reciprocal deposits. At December 31, 2016, the Company does not have any CDARS® reciprocal deposits on its consolidated balance sheet because all of these deposits matured during 2016. At December 31, 2015, the CDARS® reciprocal deposits totaled $29 million. Currently, the Company only offers the CDARS ® One-Way Sell product, which is not a liability to the Company and therefore is not recorded on the consolidated balance sheet.

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

As discussed in Note 5 – Investment Securities, the Company has pledged certain investments as collateral for these agreements. Securities with a fair value of $48 million and $47 million were pledged to secure the Repos at December 31, 2016 and December 31, 2015, respectively.

The tables below describe the terms and maturity of the Company’s securities sold under agreements to repurchase as of the dates indicated (dollars in thousands):

	December 31, 2016
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
December 31, 2016	$18,816	0.2% – 0.25%	4 days	January 4, 2017

Total	$18,816	0.25%

	December 31, 2015
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
December 31, 2015	$14,360	0.08% – 0.25%	4 days	January 4, 2016

Total	$14,360	0.19%

The table below describes additional details regarding the Company’s securities sold under agreements to repurchase for the dates and periods indicated (dollars in thousands):

	Year Ended December 31,
	2016			2015
	Balance	Average Balance	Weighted Average Rate	Balance	Average Balance	Weighted Average Rate
Securities sold under agreements to repurchase	$18,816	$22,739	0.23%	$14,360	$13,966	0.22%

The maximum amount securities sold under agreements to repurchase outstanding at any month-end was $26 million and $17 million in 2016 and 2015, respectively.

Federal Home Loan Bank Borrowings

The Company maintains a secured credit facility with the FHLB, allowing the Company to borrow on an overnight and term basis. The Company’s credit facility with the FHLB is $723 million, which represents approximately 25% of the Bank’s total assets, as reported by the Bank in its September 30, 2016 Federal Financial Institution Examination Council (FFIEC) Call Report. The Company had no outstanding advances (borrowings) with the FHLB as of December 31, 2016 or 2015, except for the annual testing of the borrowing lines.

As of December 31, 2016, the Company had $990 million of loan collateral pledged with the FHLB which provides $658 million in borrowing capacity. The Company has $16 million in investment securities pledged with the FHLB to further support this credit facility. In addition, the Company is required to purchase FHLB common stock to support its FHLB advances. At December 31, 2016 and 2015, the Company had $9.1 million and $8.0 million of FHLB common stock, respectively. The current value of the FHLB common stock of $9.1 million would support FHLB advances up to $340 million. To reach a total borrowing capacity of $674 million collateralized by the current level of pledged loans and securities would require additional purchases of FHLB stock. Further, pledging additional loans and/or securities will increase borrowing capacity up to 25% of the Bank’s total assets, however, additional FHLB stock would have to be purchased.

Interest on FHLB advances is generally paid monthly, quarterly or semi-annually depending on the terms of the advance, with principal and any accrued interest due at maturity.

The FHLB has historically repurchased a portion to all of its excess capital from each bank where the level of capital is in excess of that bank’s current average borrowings above a certain minimum. The FHLB’s program whereby the FHLB analyzes each member bank’s capital requirement and returns each bank’s excess capital above a certain minimum not needed for current borrowings. The FHLB did not repurchase any of the Company’s investment in FHLB capital stock during 2016 or 2015.

The FHLB has paid or declared dividends on its capital stock for all four quarters of the years ending December 31, 2016, 2015 and 2014.

Subordinated Debentures

The following table summarizes the terms of each issuance of subordinated debentures outstanding as of December 31, 2016 (dollars in thousands):

Series	Amount	Issuance Date	Maturity Date	Rate Index	Current Rate	Next Reset Date
Trust I	$6,186	12/10/04	03/15/35	3 month LIBOR+2.05%	3.01%	03/15/17
Trust II	3,093	12/23/05	03/15/36	3 month LIBOR+1.75%	2.71%	03/15/17
Trust III	3,093	06/30/06	09/15/36	3 month LIBOR+1.85%	2.81%	03/15/17

Subtotal	12,372
Unamortized fair value adjustment	2,516

Net	$9,856

The following table summarizes the terms of each issuance of subordinated debentures outstanding as of December 31, 2015:

Series	Amount	Issuance Date	Maturity Date	Rate Index	Current Rate	Next Reset Date
Trust I	$6,186	12/10/04	03/15/35	3 month LIBOR+2.05%	2.56%	03/15/16
Trust II	3,093	12/23/05	03/15/36	3 month LIBOR+1.75%	2.26%	03/15/16
Trust III	3,093	06/30/06	09/15/36	3 month LIBOR+1.85%	2.36%	03/15/16

Subtotal	12,372
Unamortized fair value adjustment	2,675

Net	$9,697

The subordinated debentures were acquired as part of the PC Bancorp merger and were issued to trusts originally established by PC Bancorp, which in turn issued trust preferred securities. These subordinated debentures were issued in three separate series. Each issuance had a maturity of 30 years from their approximate date of issue. All three subordinated debentures are variable rate instruments that reprice quarterly based on the three month LIBOR plus a margin (see tables above). All three subordinated debentures had their interest rates reset in December 2016 at the current three month LIBOR plus their index, and will continue to reprice quarterly through their maturity date. All three subordinated debentures are currently callable at par with no prepayment penalties.

The original fair value adjustment related to the subordinated debentures was $3.3 million. The Company recorded $159 thousand, $159 thousand, and $159 thousand in amortization expense related to the fair value adjustment in 2016, 2015, and 2014, respectively. At December 31, 2016 the Company is estimating a remaining life of approximately 20 years on the subordinated debentures and is amortizing the fair value adjustment based on this estimated average remaining life. The Company is projecting annual amortization expense of approximately $159 thousand related to the fair value adjustment on the subordinated debentures.

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

Derivative Financial Instruments Acquired from 1st Enterprise

At December 31, 2016, the Company has eleven interest rate swap agreements with customers and eleven offsetting interest-rate swaps with a counterparty bank that were acquired as a result of the merger with 1st Enterprise on November 30, 2014. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Company a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating significant interest rate risk in the Company’s earnings.

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

The Company believes the risk of loss associated with counterparty borrowers relating to interest rate swaps is mitigated as the loans with swaps are underwritten to take into account potential additional exposure, although there can be no assurances in this regard since the performance of the swaps is subject to market and counterparty risk. At December 31, 2016 and 2015, the total notional amount of the Company’s swaps acquired from 1st Enterprise was $24 million and $28 million, respectively. The outstanding swaps have remaining maturities of up to 7 years as of December 31, 2016.

The following tables presents the fair values of the asset and liability of the Company’s derivative instruments acquired from 1st Enterprise as of the dates and periods indicated (dollars in thousands):

	Asset Derivatives
	December 31, 2016	December 31, 2015
Interest rate swap contracts fair value	$523	$881

Balance sheet location	Accrued Interest Receivable and Other Assets	Accrued Interest Receivable and Other Assets

The following table presents the fair values of the liability of the Company’s derivative instruments acquired from 1st Enterprise as of the dates indicated (dollars in thousands):

	Liability Derivatives
	December 31, 2016	December 31, 2015
Interest rate swap contracts fair value	$523	$881

Balance sheet location	Accrued Interest Payable and Other Liabilities	Accrued Interest Payable and Other Liabilities

Derivative Financial Instruments Acquired from PC Bancorp

At December 31, 2016, the Company also has fourteen pay-fixed, receive-variable, interest rate contracts that are designed to convert fixed rate loans into variable rate loans. The Company acquired these interest rate swap contracts on July 31, 2012 as a result of the merger with PC Bancorp. Out of the fourteen interest rate swap contracts at December 31, 2016, twelve are designated as hedging instruments and hedge accounting is applied. All of the interest rate swap contracts acquired from PC Bancorp are with the same counterparty bank. The outstanding swaps have remaining maturities of up to 5 years as of December 31, 2016.

The following table presents the notional amount and the fair values of the asset and liability of the Company’s derivative instruments acquired from PC Bancorp as of the dates indicated (dollars in thousands):

	Liability Derivatives
	December 31, 2016	December 31, 2015
Fair Value Hedges
Total interest rate contracts notional amount	$17,642	$25,938

Derivatives not designated as hedging instruments:
Interest rate swap contracts fair value	$95	$313
Derivatives designated as hedging instruments:
Interest rate swap contracts fair value	589	1,351

Total interest rate contracts fair value	$684	$1,664

Balance sheet location	Accrued Interest Payable and Other Liabilities	Accrued Interest Payable and Other Liabilities

The Effect of Derivative Instruments on the Consolidated Statements of Income

The following table summarizes the effect of derivative financial instruments on the consolidated statements of income for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Derivatives not designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$218	$206	$219
Payments on interest rate swap contracts on loans	(240)	(263)	(273)

Net decrease in other non-interest income	$(22)	$(57)	$(54)

Derivatives designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$762	$926	$927
Increase (decrease) in fair value of hedged loans	41	133	315
Payments on interest rate swap contracts on loans	(821)	(1,089)	(1,256)

Net decrease in interest income on loans	$(18)	$(30)	$(14)

Under all of the Company’s interest rate swap contracts, the Company is required to pledge and maintain collateral for the credit support under these agreements. At December 31, 2016, the Company has pledged $1.8 million in investment securities and $2.7 million in certificates of deposit, for a total of $4.5 million, as collateral under the swap agreements.

Note 15 – Balance Sheet Offsetting

Assets and liabilities relating to certain financial instruments, including derivatives, and securities sold under repurchase agreements (“Repos”), may be eligible for offset in the consolidated balance sheets. The Company’s interest rate swap derivatives are subject to a master bilateral netting and offsetting arrangement under specific conditions as defined within a master agreement governing all interest rate swap contracts that the Company and the counterparty banks have entered into. In addition, the master agreement under which the interest rate contracts have been written require the pledging of assets by the Company based on certain risk thresholds. The Company has pledged a certificate of deposit and investment securities as collateral under the swap agreements. The pledged collateral under the swap agreements are reported in the Company’s consolidated balance sheets, unless the Company defaults under the master agreement. The Company currently does not net or offset the interest rate swap contracts in its consolidated balance sheets, as reflected within the table below.

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

The table below presents the Company’s financial instruments that may be eligible for offsetting which include securities sold under agreements to repurchase that have no enforceable master netting arrangement and derivative securities that could be offset in the consolidated financial statements due to an enforceable master netting arrangement (dollars in thousands):

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount (Collateral over liability balance required to be pledged)
				Financial Instruments	Collateral Pledged
December 31, 2016
Financial Assets:
Interest rate swap contracts fair value (see Note 14 – Derivative Financial Instruments)	$523	$—	$523	$523	$—	$—

Total	$523	$—	$523	$523	$—	$—

Financial Liabilities:
Interest rate swap contracts fair value (see Note 14 – Derivative Financial Instruments)	$1,207	$—	$1,207	$1,207	$4,555	$3,348
Securities sold under agreements to repurchase	18,816	—	18,816	18,816	48,204	29,388

Total	$20,023	$—	$20,023	$20,023	$52,759	$32,736

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount (Collateral over liability balance required to be pledged)
				Financial Instruments	Collateral Pledged
December 31, 2015
Financial Assets:
Interest rate swap contracts fair value (see Note 14 – Derivative Financial Instruments)	$881	$—	$881	$881	$—	$—

Total	$881	$—	$881	$881	$—	$—

Financial Liabilities:
Interest rate swap contracts fair value (see Note 14 – Derivative Financial Instruments)	$2,545	$—	$2,545	$2,545	$4,759	$2,214
Securities sold under agreements to repurchase	14,360	—	14,360	14,360	46,596	32,236

Total	$16,905	$—	$16,905	$16,905	$51,355	$34,450

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

Under the Equity Plan, there are a total of 1,490,547 shares authorized. A total of 1,129,892 shares have been issued out of the plan, with 80,916 of these issued shares subsequently cancelled and returned back into the plan, leaving 441,571 available to be issued.

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

At December 31, 2016, future compensation expense related to unvested restricted stock grants aggregated to the amounts reflected in the table below (dollars in thousands):

Future Stock Based Compensation Expense	Restricted Stock
2017	$2,081
2018	762
2019	220
2020	43
Thereafter	—

Total	$3,106

At December 31, 2016, the weighted-average period over which the total compensation cost related to unvested restricted stock grants not yet recognized is 2.5 years. There was no future compensation expense related to stock options as of December 31, 2016. All stock options outstanding at December 31, 2016 are vested.

The estimated fair value of both incentive stock options and non-qualified stock options granted in prior years, have been calculated using the Black-Scholes option pricing model. There have been no incentive stock options and no non-qualified stock options issued in 2014, 2015 or 2016. The following is the listing of the input variables and the assumptions utilized by the Company for each parameter used in the Black-Scholes option pricing model in prior years:

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

Stock Options

There were no stock options granted by the Company in 2014, 2015 or 2016.

The following table summarizes the stock option activity under the plans for the year ended December 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock options at December 31, 2015	557,471	$10.57	0.8	$8,248
Granted	—
Exercised	(505,274)
Forfeited	—
Expired	(4,500)

Outstanding stock options at December 31, 2016	47,697	$12.69	1.43	$1,102

Exercisable options at December 31, 2016	47,697	$12.69	1.43	$1,102
Unvested options at December 31, 2016	—

The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was $6.8 million, $6.5 million, and $2.1 million, respectively.

Restricted Stock

The weighted-average grant-date fair value per share in the table below is calculated by taking the total aggregate cost of the restricted shares issued divided by the number of shares of restricted stock issued. The aggregate cost of the restricted stock was calculated by multiplying the number of shares granted at each of the grant dates by the closing stock price of the Company’s common stock on the date of the grant. The following table summarizes the restricted stock activity under the Equity Plan for the year ended December 31, 2016 (dollars in thousands):

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Unvested, at December 31, 2015	311,458	$19.29
Granted	142,309	23.80
Vested	(160,310)	18.93
Cancelled and forfeited	(11,375)	20.88

Unvested, at December 31, 2016	282,082	$21.98

Restricted stock compensation expense was $3.6 million, $2.7 million, and $1.7 million for the period ended December 31, 2016, 2015, and 2014, respectively. Restricted stock awards reflected in the table above are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed. The weighted-average grant-date fair value per share for restricted stock granted for 2016, 2015, and 2014 was $23.80, $21.51, and $19.39, respectively. The total fair value of shares vested during the year for 2016, 2015, and 2014 is $4.3 million, $2.7 million, and $2.3 million, respectively. In 2015, the Company granted 40 thousand shares of Restricted Stock Unit (“RSU”) under the Equity Plan to one of its executive officers. Such grant is reflected in the table above. The shares of common stock underlying the 40 thousand shares of RSU will not be issued until the RSUs vest and are not included in the Company’s shares outstanding as of December 31, 2016. The RSUs are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed.

Excess Tax Benefits

On July 1, 2016, and effective January 1, 2016, the Company early adopted ASU 2016-09 which provides improvements to the accounting for employee share-based payments. As a result of this new standard, excess tax benefits from exercise or vesting of share-based awards are included as a reduction in provision for income tax expense in the period in which the exercise or vesting occurs. The following table presents excess tax benefits recognized, by award type (dollars in thousands):

	Year Ended December 31, 2016
	Number of Awards Exercised or Vested	Related Excess Tax Benefits
Stock Options	505,274	$914
Restricted Stock	160,310	523

Total	665,584	$1,437

Note 17 – Supplemental Executive Retirement Plan and Other Deferred Compensation Plans

The Company adopted a non-qualified supplemental executive retirement plan (“SERP”) for certain executives of the Company effective October 1, 2012. In addition, the Company acquired several SERP plans from the 2012 PC Bancorp acquisition. These SERP plans provide the designated executives with retirement benefits. Pre-retirement survivor benefits are provided for designated beneficiaries of participants who do not survive until retirement in an amount equal to the lump sum actuarial equivalent of the participant’s accrued benefit under the SERP. The SERP is considered an unfunded plan for tax and ERISA purposes. All obligations arising under the SERP are payable from the general assets of the Company. At December 31, 2016 and 2015, the SERP plan had accrued liabilities of $4.9 million and $3.3 million, respectively.

As a result of its acquisition of 1st Enterprise in 2014, the Company acquired a deferred compensation plan. This deferred compensation plan was established in which eligible employees can elect to defer a percentage of salary of bonuses to be paid after terminating employment with the Company. Payments can be made in lump sum or equal installments for as long as 10 years. A deferral account is established for each participant and the account will earn interest quarterly based on the Company’s established crediting rate. Participants are immediately 100% vested for the amount of their deferral account. For the years ended December 31, 2016, 2015 and 2014, the Company recognized deferred compensation expense of $1.0 million, $947 thousand and $705 thousand under this plan, respectively.

The Company acquired, as a result of its acquisition of PC Bancorp, a Supplemental Employee Salary Continuation Plan, a Deferred Director Fee Plan, and a Split Dollar Employee Insurance Plan for certain executive officers and one Director of PC Bancorp. At December 31, 2016, the accrued liability of the PC Bancorp Supplemental Employee Salary Plan was $1.0 million, and the accrued liability of the Deferred Director Fee Plan was $251 thousand, and the accrued liability of the Split Dollar Employee Insurance Plan was $1.2 million. At December 31, 2015, the accrued liability of the PC Bancorp Supplemental Employee Salary Plan was $1.1 million, and the accrued liability of the Deferred Director Fee Plan was $282 thousand, and the accrued liability of the Split Dollar Employee Insurance Plan was $1.2 million. The Company recorded a total of $69 thousand, $68 thousand, and $72 thousand of expense for all plans acquired from PC Bancorp for the years ended December 31, 2016, 2015 and 2014.

Note 18 – Defined Contribution Plan 401(k)

The Company has a 401(k) defined contribution plan for the benefit of its employees. The California United Bank 401(k) Profit Sharing Plan (the “401(k) Plan”) allows eligible employees to contribute a portion of their income to a trust for investment on a pre-tax basis until retirement. Participants are 100% vested in their own deferrals. The dollar amount an individual employee may contribute is subject to regulatory limits.

In 2014 and 2015, the Company matched $0.50 on the dollar for every dollar the employee contributed to the plan, up to a maximum of 3% of the employee’s eligible compensation subject to an IRS limitation. In 2016, the Company matched $0.50 on the dollar for every dollar the employee contributed to the plan, up to a maximum of 2.5% of the employee’s eligible compensation subject to an IRS limitation.

The Company’s expense relating to the contributions made to the 401(k) plan for the benefit of its employees was $548 thousand, $642 thousand and $418 thousand for the years ended December 31, 2016, 2015, and 2014, respectively.

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

The tax effects from an uncertain tax position are recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. The Company believes that there are no material uncertain tax positions at December 31, 2016, 2015, and 2014. Interest and penalties related to uncertain tax positions, if any, are recorded as part of other operating expense.

Income tax expense consists of the following (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Current provision
Federal	$10,921	$9,265	$4,517
State	3,653	2,923	1,183

Total current provision	14,574	12,188	5,700
Deferred provision
Federal	923	291	382
State	456	389	350

Total deferred provision	1,379	680	732

Total current and deferred provision	$15,953	$12,868	$6,432

The following is a summary of the components of the net deferred tax assets recognized in the consolidated balance sheets as of the dates indicated (dollars in thousands):

	December 31,
	2016	2015
Deferred Tax Assets
Federal tax operating loss carryforward	$60	$64
State tax operating loss carryforward	165	170
Allowance for loan loss	9,293	7,473
Purchase accounting and loan fair value adjustments	3,820	7,024
Accruals and other liabilities	929	958
Stock compensation and deferred compensation costs	4,618	5,732
Net unrealized loss on securities available-for-sale	2,190	593
Start up, organizational and other costs	244	332

Total deferred tax assets	21,319	22,346

Deferred Tax Liabilities
State tax liability	(64)	(441)
Unamortized fair value on subordinated debentures	(1,153)	(1,230)
Core deposit intangibles	(2,397)	(2,984)
Prepaid expense and other	(518)	(652)

Total deferred tax liabilities	(4,132)	(5,307)

Valuation allowance	(6)	(6)

Deferred tax assets, net	$17,181	$17,033

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

In addition, the Company has a state tax capital loss carryforward acquired from the PC Bancorp acquisition of $54 thousand at December 31, 2016 and at December 31, 2015. The capital loss carryforward expired in 2016.

The Company has a $1.2 million state net operating loss carryforward at CU Bancorp that arose from CU Bancorp’s 2012 separately filed tax return. The ability to utilize this net operating loss is dependent upon allocation of sufficient consolidated income to CU Bancorp in the future based on a three-factor formula. In assessing the need for a valuation allowance against these losses, the Company carefully weighed both positive and negative evidence currently available. Based upon the evidence, the Company concluded it is more likely than not that these net operating losses will be realized before the expiration in 2032.

The Company also has a $172 thousand capital loss carryforward that was generated in 2014. The Company concluded it is more likely than not that this capital loss carryforward will be realized before the expiration in 2019.

The Company’s investments in Qualified Affordable Housing Projects generated low income housing tax credits and benefits net of investment amortization of $92 thousand and $107 thousand in 2016 and 2015, respectively. See Note 11- Investments in Qualified Affordable Housing Projects for a discussion on the investments.

On July 1, 2016, and effective January 1, 2016, the Company early adopted ASU 2016-09 which provides improvements to the accounting for employee share-based payments. As a result of this new standard, excess tax benefits from exercise or vesting of share-based awards are included as a reduction in provision for income tax expense in the period in which the exercise or vesting occurs. See Note 16, Stock Options and Restricted Stock under “Excess Tax Benefits” for additional information.

The following table presents a reconciliation of the statutory income tax rate to the consolidated effective income tax rate for each of the periods indicated (dollars in thousands):

	For Years Ended December 31,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
Federal income tax expense at statutory rate	$15,193	35.00%	$11,937	35.00%	$5,369	35.00%
State franchise taxes, net of federal benefit, excluding LIHTC investments	2,743	6.32	2,236	6.55	1,209	7.88
Release of state valuation allowance on use of net operating loss	—	—	(29)	(0.09)	(68)	(0.44)
Meals and entertainment, dues and other non-deductible items	142	0.33	132	0.39	75	0.49
Cash surrender life insurance	(456)	(1.05)	(453)	(1.33)	(231)	(1.51)
Stock compensation expense	(68)	(0.16)	(100)	(0.29)	(53)	(0.35)
Excess tax benefit from stock transactions	(1,196)	(2.75)	—	—	—	—
LIHTC investments	(111)	(0.25)	(141)	(0.41)	(119)	(0.77)
Merger costs	—	—	—	—	515	3.36
Tax Exempt Income	(290)	(0.67)	(314)	(0.92)	—	—
Other	(4)	(0.01)	(400)	(1.17)	(265)	(1.73)

	$15,953	36.76%	$12,868	37.73%	$6,432	41.93%

The Company’s federal income tax returns for the years ended December 31, 2013 through 2015 are open for examination by federal taxing authorities and the Company’s state income tax returns for the years ended December 2012 through 2015 are open for examination by state taxing authorities.

During 2016, the Company concluded an examination by the California Franchise Tax Board of the Enterprise Zone net interest deduction that the Company included in its California 2011 and 2012 tax returns. The California Franchise Tax Board has issued a closing letter with no material adjustments that impact the consolidated financial statements.

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

With respect to the payment of dividends, after the preferential dividends upon all other classes and series of stock entitled thereto have been paid or declared and set apart for payment, then the holders of the Company’s common stock are entitled to such dividends as may be declared by the Company’s board of directors out of funds legally available under the laws of the State of California. Refer to Note 22—Regulatory Matters for further discussion on restrictions on dividends.

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

During 2016, the Company issued 505,274 shares of stock from the exercise of employee stock options for a total value of $5.2 million. The Company also issued 142,309 shares of restricted stock to the Company’s directors and employees, cancelled 11,375 shares of unvested restricted stock related to employee turnover and cancelled 52,591 shares of restricted stock that had a value of $1.4 million when employees elected to pay their tax obligation via the repurchase of the stock by the Company. The Equity Plan, as amended, allows employees to make an election to have a portion of their restricted stock that became vested during the year repurchased by the Company to provide funds to pay the employee’s tax obligation related to the vesting of the stock. See Note 16 – Stock Options and Restricted Stock under “Equity Compensation Plans” for a more detailed analysis related to the issuances of these shares.

Preferred Stock

As discussed in Note 2, Business Combinations, the Company completed the merger with 1st Enterprise on November 30, 2014. As part of the Merger Agreement, 16,400 shares of preferred stock issued by 1st Enterprise as part of the Small Business Lending Fund (SBLF) program of the United States Department of the Treasury was converted into 16,400 CU Bancorp shares with substantially identical terms. CU Bancorp Preferred Stock has a liquidation preference amount of $1 thousand per share, designated as the Company’s Non-Cumulative Perpetual Preferred Stock, Series A. The U.S. Department of the Treasury is the sole holder of all outstanding shares of CU Bancorp Preferred Stock. The CU Bancorp Preferred Stock had an estimated life of four years and the fair value was $16 million at the merger date, resulting in a net discount of $479 thousand. The life-to-date accretion on the net discount as of December 31, 2016 is $1.0 million.

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

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the periods indicated (dollars in thousands):

	For the Year Ended December 31,
	2016	2015	2014	Statement of Income Line Item for Reclassified Items
Beginning balance, net of tax	$(816)	$190	$(205)
Net unrealized gain (loss) arising during the period	(3,543)	(1,624)	628
Related tax effect	1,490	683	(260)
Reclassification of (gain) loss on investment securities available-for-sale to net income	(258)	(112)	47	Gain on sale of securities, net
Related tax effect	108	47	(20)	Provision for income tax expense

Other Comprehensive Income (Loss)	(2,203)	(1,006)	395

Ending balance	$(3,019)	$(816)	$190

Note 21 – Commitments and Contingencies

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

Financial instruments with off balance sheet risk include commitments to extend credit of $1 billion and $806 million at December 31, 2016 and 2015, respectively. Included in the aforementioned commitments were standby letters of credit outstanding of $85 million and $73 million at December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the Company had established a reserve for estimated losses on unfunded loan commitments of $886 thousand and $608 thousand, respectively. These balances are included in other liabilities on the balance sheet.

Litigation

From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company accrues for any probable loss contingencies that are estimable and discloses any material losses. As of December 31, 2016, there were no legal proceedings against the Company the outcome of which are expected to have a material adverse impact on the Company’s financial position, results of operations or cash flows, as a whole.

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

At December 31, 2016, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” for Prompt Corrective Action (“PCA”) purpose and the Basel III minimum capital ratios with buffer (effective January 1, 2016) under the current capital guidelines. The following tables present the regulatory capital ratios requirements and the actual capitalization levels of the Company and the Bank as of the dates indicated (dollars in thousands):

CU Bancorp

	December 31, 2016	December 31, 2015	Well Capitalized	Basel III Minimum with Buffer
	Amount	Amount	(greater than or equal to)
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.72%	9.67%	5.0%	NA
Common Equity Tier 1 ratio	9.61%	9.61%	6.5%	5.125%
Total Tier 1 risk-based capital ratio	10.68%	10.85%	8.0%	6.625%
Total risk-based capital ratio	11.44%	11.54%	10.0%	8.625%

Regulatory Capital Data:
Common Equity Tier 1	$257,105	$223,977
Total Tier 1 capital	285,843	252,681
Total risk-based capital	306,103	268,971
Average total assets*	2,940,790	2,611,774
Risk-weighted assets	2,675,987	2,329,770

California United Bank:

	December 31, 2016	December 31, 2015	Well Capitalized	Basel III Minimum with Buffer
	Amount	Amount	(greater than or equal to)
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.35%	9.34%	5.0%	NA %
Common Equity Tier 1 ratio	10.28%	10.47%	6.5%	5.125%
Total Tier 1 risk-based capital ratio	10.28%	10.47%	8.0%	6.625%
Total risk-based capital ratio	11.04%	11.17%	10.0%	8.625%

Regulatory Capital Data:
Common Equity Tier 1	$275,151	$243,989
Tier 1 capital	275,151	243,989
Total risk-based capital	295,411	260,279
Average total assets *	2,941,253	2,612,206
Risk-weighted assets	2,677,030	2,329,798

*	Represents the average total assets for the leverage ratio

Restrictions on Dividends

As discussed in Note 2, Business Combinations, the Company completed the merger with 1st Enterprise on November 30, 2014. As part of the Merger Agreement, 16,400 shares of preferred stock issued by 1st Enterprise as part of the SBLF program of the United States Department of Treasury was converted into substantially 16,400 identical shares with identical terms. In December 2016, the Board approved a quarterly dividend payment on the preferred shares of $369 thousand to the United States Department of the Treasury.

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

The Consent Order resulted in additional BSA compliance expenses for the Bank and the Company. It may also have the effect of limiting or delaying the Bank’s and the Company’s ability to obtain regulatory approval for certain expansionary activities, to the extent desired by the Company. The Consent Order does not otherwise impact the Bank’s business activities outside of BSA. The Consent Order does not require the Bank to pay any civil money penalty or require additional capital. The Consent Order will remain in effect and be enforceable until it is modified, terminated, suspended or set aside by the FDIC and the CBDO. Management and the Board have expressed their full intention to comply with all parts of the Consent Order at the earliest possible date.

Note 23 – Fair Value Measurements

Fair Value Hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. In accordance with ASC Topic 825, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are as follows:

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

ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities that are measured and reported at fair value on a recurring basis and on a non-recurring basis. Securities available-for-sale and interest rate swaps are recorded at fair value on a recurring basis. Additionally, certain assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. These include assets that are measured at the lower of cost or fair value, such as other real estate owned, SBA servicing asset and impaired loans that are collateral dependent.

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of December 31, 2016. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Recurring Fair Value Measurements

The valuation methodologies for estimating the fair value of financial assets and financial liabilities measured and reported at fair value on a recurring basis are discussed below.

Investment Securities Available-for-Sale: The fair value of investment securities available-for-sale are primarily based on price indications provided by nationally recognized, independent pricing sources utilized by the Company’s bond accounting system provider, Vining Sparks. The fair value of investment securities may be determined by obtaining quoted prices for identical assets in active markets at measurement date (Level 1 financial assets). The Company’s investments in U.S. Treasury Notes are Level 1 financial assets. For the Company’s investments in U.S. Agency and U.S. Sponsored Agency issued debt securities (callable and non-callable notes), mortgage backed securities guaranteed by those agencies, collateralized mortgage obligations issued by those agencies and corporate bond securities, the fair value may be determined by obtaining quoted market prices for similar assets in active markets at measurement date (Level 2 financial assets), or if quoted market prices are not available, the pricing sources may determine fair value by matrix pricing. Matrix pricing is a mathematical technique widely used in the securities industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities which are observable market inputs (Level 2 financial assets). The pricing sources may also determine the fair value of certain debt securities by using an option adjusted spread model with observable inputs such as the treasury yield curve and other interest rate assumptions. Other observable inputs utilized in these alternative valuation techniques or models when quoted prices are not available include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are classified as Level 3 financial assets.

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

The following table presents the financial assets and financial liabilities measured at fair value on a recurring basis as of the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – December 31, 2016
Investment securities available-for-sale:
U.S. Govt Agency and Sponsored Agency – Note Securities	$9,969	$—	$9,969	—
U.S. Govt Agency – SBA Securities	122,850	—	122,850	—
U.S. Govt Agency – GNMA Mortgage-Backed Securities	22,370	—	22,370	—
U.S. Govt Sponsored Agency – CMO & Mortgage-Backed Securities	238,900	—	238,900	—
Asset Backed Securities	6,896	—	6,896	—
U.S. Treasury Notes	68,965	68,965	—	—
Interest Rate Swap Contracts	523	—	523	—

	$470,473	68,965	401,508	—

Financial Liabilities – December 31, 2016
Interest Rate Swap Contracts	$1,207	$—	$1,207	$—

Financial Assets – December 31, 2015
Investment securities available-for-sale:
U.S. Govt Agency and Sponsored Agency –Note Securities	$1,014	$—	$1,014	—
U.S. Govt Agency – SBA Securities	93,490	—	93,490	—
U.S. Govt Agency – GNMA Mortgage-Backed Securities	30,700	—	30,700	—
U.S. Govt Sponsored Agency – CMO & Mortgage-Backed Securities	97,154	—	97,154	—
Corporate Securities	4,023	—	4,023	—
Municipal Securities	1,011	—	1,011	—
Asset Backed Securities	7,647	—	7,647	—
U.S. Treasury Notes	80,746	80,746	—	—
Interest Rate Swap Contracts	881	—	881	—

	$316,666	80,746	235,920	—

Financial Liabilities – December 31, 2015
Interest Rate Swap Contracts	$2,545	$—	$2,545	$—

At December 31, 2016 and 2015, the Company had no financial assets or liabilities that were measured at fair value on a recurring basis that required the use of significant unobservable inputs (Level 3). Furthermore, there were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis for the periods ended December 31, 2016 and 2015.

Nonrecurring Fair Value Measurements

The valuation methodologies for estimating the fair value of certain assets measured and reported at fair value on a nonrecurring basis are discussed below.

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

SBA Servicing Asset: The SBA servicing asset is amortized over the estimated life of the loans based on an effective yield approach. In addition, the Company’s servicing asset is evaluated regularly for impairment by discounting the estimated future cash flows using market-based discount rates and prepayment speeds. The discount rate was based on the current U.S. Treasury yield curve, plus a spread for marketplace risk associated with these assets. Prepayment speeds were determined based on the historical prepayments of the Company’s SBA loans. The prepayment speeds determine the timing of the cash flows. If the calculated present value of the servicing asset declines below the Company’s current carrying value, the servicing asset is written down to its present value. Based on the Company’s methodology in its valuation of the SBA servicing asset, the current carrying value is estimated to approximate the fair value. The inputs utilized in determining the fair value of SBA servicing asset are unobservable and accordingly, these financial assets are classified within Level 3 of the fair value hierarchy.

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

The following table presents the balances of assets measured at fair value on a non-recurring basis by level within the fair value hierarchy as of the dates indicated (dollars in thousands):

	Net Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – December 31, 2016
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs (non-purchased credit impaired loans)	$73	$—	$—	$73
SBA Servicing Asset	940	—	—	940

Total	$1,013	$—	$—	$1,013

	Net Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – December 31, 2015
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs (non-purchased credit impaired loans)	$—	$—	$—	$—
SBA Servicing Asset	1,147	—	—	1,147
Other real estate owned	325	—	—	325

Total	$1,472	$—	$—	$1,472

There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a non-recurring basis for the periods ended December 31, 2016 and 2015.

The following table presents losses related to nonrecurring fair value measurements. The losses related to assets held on the balance sheet at each respective period end (dollars in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Financial Assets
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs (non-purchased credit impaired loans)	$508	$—	$222
SBA Servicing Asset	—	—	—
Other real estate owned	—	133	—

Total	$508	$133	$222

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 assets measured at fair value on a non-recurring basis as of the dates indicated (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Valuation Inputs	Unobservable Valuation Input Values

Financial Assets – December 31, 2016
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-off	$73	Credit loss estimate of aged accounts receivable collateral	Credit loss factors on aging of accounts receivable collateral	20%
			Discount Rates	13%
SBA Servicing Asset	940	Discounted Cash Flow	Estimated Average Remaining Life of SBA Portfolio	39 months

Total	$1,013

Financial Assets – December 31, 2015
			Discount Rates	12%
SBA Servicing Asset	1,147	Discounted Cash Flow	Estimated Average Remaining Life of SBA Portfolio	61 months
Other real estate owned	325	Broker opinion of value	Sales approach Estimated selling costs	6%

Total	$1,472	—	—

Fair Value of Financial Instruments

The following are the valuation methodologies utilized for estimating the fair value of certain financial instruments presented in the tables below.

Cash and due from banks: The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

Interest earning deposits in other financial institutions: The carrying amount is assumed to be the fair value given the short-term nature of these deposits.

Investment Securities Held-to-Maturity: The fair value of investment securities held-to-maturity are based on price indications provided by nationally recognized, independent pricing sources utilized by the Company’s bond accounting system provider, Vining Sparks. The Company’s held-to-maturity portfolio consists of municipal securities only. The fair value of the municipal securities are calculated using proprietary pricing models or matrices with inputs such as market information (MSRB reported trade data, bids, offers, new issue data) and benchmark curves (Treasury, Swap, Libor and AAA municipal yield curve). These inputs are observable and as such, municipal securities are classified within the Level 2 fair value hierarchy.

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

Bank owned life insurance: The carrying amount of bank owned life insurance represents the total cash surrender value of each policy, which approximates fair value.

FHLB Stock: FHLB stock has no trading market, and is required as part of membership and is redeemable at par. FHLB is recorded at cost, which approximates fair value.

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

Subordinated Debentures: The fair value of the three variable rate subordinated debentures (“debentures”) is estimated using a discounted cash flow calculation that applies the three month LIBOR plus the margin index at December 31, 2016, to the cash flows from the debentures, based on the actual interest rate the debentures were accruing at December 31, 2016. Because all three of the debentures re-priced on December 15, 2016 based on the current three month LIBOR index rate plus the index margin at that date, and with relatively little to no change in the three month LIBOR index rate from the re-pricing date through December 31, 2016, the current face value of the debentures and their calculated fair value are approximately equal. The inputs utilized in determining the fair value of subordinated debentures are observable and accordingly, these financial liabilities are classified within Level 2 of the fair value hierarchy.

Fair Value of Commitments: Loan commitments that are priced on an index plus a margin to a market rate of interest are reported at the carrying value of the loan commitment. Loan commitments on which the committed fixed interest rate is less than the current market rate were insignificant at December 31, 2016 and 2015.

The table below presents the carrying amounts and fair values of certain financial instruments based on their fair value hierarchy indicated (dollars in thousands):

			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Financial Assets
Cash and due from banks	$41,281	$41,281	$41,281	$—	$—
Interest earning deposits in other financial institutions	167,789	167,789	167,789	—	—
Investment securities held-to-maturity	42,027	41,937	—	41,937	—
Loans, net	2,030,852	2,054,701	—	—	2,054,701
Bank owned life insurance	51,216	51,216	—	—	51,216
FHLB Stock	9,182	9,182	—	—	9,182
Financial Liabilities
Certificates of deposit	29,480	29,480	—	29,480	—
Securities sold under agreements to repurchase	18,816	18,816	—	18,816	—
Subordinated debentures	9,856	12,372	—	12,372	—
December 31, 2015
Financial Assets
Cash and due from banks	$50,960	$50,960	$50,960	$—	$—
Interest earning deposits in other financial institutions	171,103	171,103	171,103	—	—
Investment securities held-to-maturity	42,036	42,339	—	42,339	—
Loans, net	1,817,481	1,851,220	—	—	1,851,220
Bank owned life insurance	49,912	49,912	—	—	49,912
FHLB Stock	8,014	8,014	—	—	8,014
Financial Liabilities					—
Certificates of deposit	58,502	58,502	—	58,502	—
Securities sold under agreements to repurchase	14,360	14,360	—	14,360	—
Subordinated debentures	9,697	12,372	—	12,372	—

Note 24 – Reclassification

Certain amounts in the prior year’s consolidated financial statements and related disclosures were reclassified to conform to the current year presentation with no effect on previously reported net income or shareholders’ equity.

Note 25 – Summary Quarterly Data (unaudited)

	2016 Quarters Ended				2015 Quarters Ended
(Dollars in thousands, except per share data)	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Interest income	$26,151	$25,855	$24,997	$24,249	$23,807	$23,106	$21,941	$21,288
Interest expense	820	807	748	771	705	704	668	646

Net interest income	25,331	25,048	24,249	23,478	23,102	22,402	21,273	20,642
Provision for loan losses	882	697	1,063	622	2,249	705	683	1,443

Net interest income after provision for loan losses	24,449	24,351	23,186	22,856	20,853	21,697	20,590	19,199

Non-interest income	3,159	3,058	2,975	2,820	3,039	2,988	3,095	2,608

Non-interest expense	16,401	16,767	15,089	15,187	15,073	15,067	14,912	14,913

Net income before provision for income tax expense	11,207	10,642	11,072	10,489	8,819	9,618	8,773	6,894
Provision for income tax expense	4,037	4,059	3,952	3,905	3,312	3,355	3,506	2,695

Net Income	$7,170	$6,583	$7,120	$6,584	$5,507	$6,263	$5,267	$4,199

Preferred stock dividends and discount accretion or premium amortization	$303	$304	$307	$303	$297	$293	$312	$272

Net Income Available to Common Shareholders	$6,867	$6,279	$6,813	$6,281	$5,210	$5,970	$4,955	$3,927

Basic income per share	$0.39	$0.36	$0.40	$0.37	$0.31	$0.36	$0.30	$0.24

Diluted income per share	$0.39	$0.36	$0.39	$0.36	$0.30	$0.35	$0.29	$0.23

Note 26 – Condensed Financial Information of Parent Company

The following tables present the parent company only condensed balance sheets and the related statements of income and condensed statements of cash flows for the dates and periods indicated (dollars in thousands):

Parent Company Only Condensed Balance Sheets	December 31,
	2016	2015
ASSETS
Cash and due from banks	$9,715	$6,756
Loans	148	882
Investment in subsidiary	339,683	310,263
Accrued interest receivable and other assets	463	4

Total Assets	$350,009	$317,905

LIABILITIES
Subordinated debentures	$9,856	$9,697
Accrued interest payable and other liabilities	1,968	1,401

Total Liabilities	11,824	11,098
SHAREHOLDERS’ EQUITY	338,185	306,807

Total Liabilities and Shareholders’ Equity	$350,009	$317,905

Parent Company Only Condensed Statements of Income	Years Ended December 31,
	2016	2015
Interest Income	$59	$71

Interest Expense	487	438
Operating Expenses	649	676

Total Expenses	1,136	1,114

Loss Before Income Tax Benefit and Equity in Undistributed Earnings of Subsidiary	(1,077)	(1,043)
Income tax benefit	478	466
Loss Before Equity in Undistributed Earnings of Subsidiary	(599)	(577)

Equity in undistributed earnings of subsidiary	28,056	21,813

Net Income	$27,457	$21,236

Parent Company Only Condensed Statements of Cash Flows	Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income:	$27,457	$21,236
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiary	(28,056)	(21,813)
Net accretion of discounts/premiums	(10)	(19)
Accretion of subordinated debenture discount	159	159
Increase in accrued interest receivable and other assets	(536)	(27)
Increase (decrease) in accrued interest payable and other liabilities	644	(84)

Net cash used in operating activities	(342)	(548)

Cash flows from investing activities:
Capital contribution made to subsidiary	—	(1,000)
Net decrease in loans	744	547

Net cash (used in) provided by investing activities	744	(453)

Cash flows from financing activities:
Net proceeds from exercise of stock options	5,185	4,299
Restricted stock repurchase	(1,371)	(971)
Dividends paid on preferred stock	(1,257)	(183)

Net cash provided by financing activities	2,557	3,145

Net increase in cash	2,959	2,144
Cash, beginning of year	6,756	4,612

Cash, end of year	$9,715	$6,756

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$328	$277

Note 27 – Related Party Transactions

During 2016 and 2015, there were no existing transactions that are out of the ordinary course of business between CU Bancorp and its affiliates, including executive officers, directors, principal shareholders (beneficial owners of 5% or more of our Common Stock), or the immediate family or associates of any of the foregoing persons, or trust for the benefit of employees such as a 401(k) trust.

Some of CU Bancorp’s directors and executive officers, as well as the companies with which such directors and executive officers are associated, are customers of, and have had banking transactions with California United Bank in the ordinary course of business. All such transactions are on substantially the same terms, including interest and collateral as those prevailing for comparable transactions with others. At the present time, California United Bank has one lending relationship with its directors and officers or entities associated with any of its directors or officers. California United Bank also engages in deposit transactions with its executive officers and directors, and their immediate family or corporations of which the directors or officers may own a controlling interest, or also serve as directors or officers. These transactions are expected to take place on substantially the same terms, including interest, as those prevailing for comparable transactions with others.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Index to Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and Among CU Bancorp and California United Bank and 1st Enterprise Bank Dated as of June 2, 2014 [1]

2.2	Amendment No. 1 to Agreement and Plan of Merger [2]

2.3	Amendment No. 2 to Agreement and Plan of Merger [3]

3.1	Articles of Incorporation of CU Bancorp [4]

3.2	Certificate of Determination of Non-Cumulative Perpetual Preferred Stock, Series A of CU Bancorp [5]

4.1	Specimen form of Certificate for CU Bancorp Common Stock [6]

4.2	Assignment & Assumption Agreement [7]

10.1*	2014 CU Bancorp Executive Performance Incentive Plan Amendment # 1 — April 24, 2014 [8]

10.2*	Separation and Consulting Agreement [9]

10.3*	CU Bancorp 2007 Equity and Incentive Plan as Amended and Restated July 31, 2014, as Amended as of December 29, 2015 [10]

10.4*	CU Bancorp 2007 Equity and Incentive Plan as Amended and Restated July 31, 2014, as Amended as of December 15, 2016

10.5*	1st Enterprise Bank 2006 Stock Incentive Plan as Amended and Restated March 18, 2009 [11]

10.6*	Amendment of the 1st Enterprise Bank 2006 Stock Incentive Plan, July 31, 2014 [12]

10.7*	California United Bank 2005 Stock Option Plan [13]

10.8*	CU Bancorp 2012 Change in Control Severance Plan [14]

10.9*	Amendment to CU Bancorp 2012 Change in Control Severance Plan — December 15, 2016

10.10*	Executive Salary Continuation Plan / Agreement and Schedule of Participants and Benefits [15]

10.11*	2014 California United Bank Executive Performance Cash Incentive Plan [16]

10.12	Form of Director / Officer Indemnification Agreement and Schedule of Agreements [17]

10.13*	Amendment to CU Bancorp 2012 Change in Control Severance Plan — March 14, 2017.

12.1	Ratio of Earnings to Fixed Charges

14.1	CU Bancorp Principles of Business Conduct & Ethics

14.2	CU Bancorp Code of Ethics — Financial Officers [18]

21.1	Subsidiaries of the Registrant [19]

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page hereto)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF 101.LAB	XBRL Taxonomy Extension Definition Linkbase Document XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Refers to management contracts or compensatory plans or arrangements
Attached hereto
1	Incorporated by reference from Exhibit 2.1 to CU Bancorp Registration Statement on Form S-4 as filed on August 20, 2014.
2	Incorporated by reference from Exhibit 2.1 to CU Bancorp Registration Statement on Form S-4 as filed on August 20, 2014.
3	Incorporated by reference from Exhibit 2.2 to CU Bancorp Current Report on Form 8-K filed November 17, 2014.
4	Incorporated by reference from Exhibit 3.1 to CU Bancorp Registration Statement on Form S-4 as filed on April 13, 2012.
5	Incorporated by reference from Exhibit 3.3 to CU Bancorp Current Report on Form 8-K filed November 24, 2014.
6	Incorporated by reference from Exhibit 4.1 to CU Bancorp Registration Statement on Form S-4 as filed on April 13, 2012.
7	Incorporated by reference from Exhibit 4.2 to CU Bancorp Annual Report on Form 10-K filed March 13, 2015.
8	Incorporated by reference from Exhibit 10.1 to CU Bancorp Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2014.
9	Incorporated by reference from Exhibit 10.5 to CU Bancorp Registration Statement on Form S-4 as filed on August 20, 2014.
10	Incorporated by reference from Exhibit 10.4 to CU Bancorp Annual Report on Form 10-K filed March 14, 2016.
11	Incorporated by reference from Exhibit 10.5 to CU Bancorp Annual Report on Form 10-K filed March 13, 2015.
12	Incorporated by reference from Exhibit 10.6 to CU Bancorp Annual Report on Form 10-K filed March 13, 2015.
13	Incorporated by reference from Exhibit 10.1 to CU Bancorp Registration Statement on Form S-4 as filed on April 13, 2012.
14	Incorporated by reference from Exhibit 10.3 to CU Bancorp Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.
15	Incorporated by reference from Exhibit 10.4 to CU Bancorp Annual Report on Form 10-K filed March 13, 2014.
16	Incorporated by reference from Exhibit 10.6 to CU Bancorp Annual Report on Form 10-K filed March 13, 2014.
17	Incorporated by reference from Exhibit 10.7 to CU Bancorp Annual Report on Form 10-K filed March 13, 2014.
18	Incorporated by reference from Exhibit 23.1 to CU Bancorp Annual Report on Form 10-K filed March 14, 2016.
19	Incorporated by reference from Exhibit 21.1 to CU Bancorp Registration Statement on Form S-4 as filed on August 20, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CU BANCORP

Dated: March 15, 2017	/s/ DAVID I. RAINER
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

Dated: March 15, 2017	/s/ ROBERTO E. BARRAGAN
Roberto E. Barragan Director

Dated: March 15, 2017	/s/ CHARLES R. BEAUREGARD
Charles R. Beauregard Director

Dated: March 15, 2017	/s/ KENNETH J. COSGROVE
Kenneth J. Cosgrove Director

Dated: March 15, 2017	/s/ DAVID C. HOLMAN
David C. Holman Director

Dated: March 15, 2017	/s/ K. BRIAN HORTON
K. Brian Horton
Director and President

Dated: March 15, 2017	/s/ ERIC S. KENTOR
Eric S. Kentor Director

Dated: March 15, 2017	/s/ JEFFREY J. LEITZINGER, Ph.D.
Jeffrey J. Leitzinger, Ph.D. Director

Dated: March 15, 2017	/s/ DAVID I. RAINER
David I. Rainer
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: March 15, 2017	/s/ ROY A. SALTER
Roy A. Salter Director

Dated: March 15, 2017	/s/ KAREN A. SCHOENBAUM
Karen A. Schoenbaum Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: March 15, 2017	/s/ DANIEL F. SELLECK
Daniel F. Selleck Director

Dated: March 15, 2017	/s/ CHARLES H. SWEETMAN
Charles H. Sweetman Director

Dated: March 15, 2017	/s/ KAVEH VARJAVAND
Kaveh Varjavand Director