Form 10-K/A
period 2016-12-31
CU Bancorp
filed 2017-04-28
CIK 1543643

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

Securities registered pursuant to Section 12(g) of the Act:

None

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market, LLC

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $367 million based upon the closing price of shares of the registrant’s Common Stock, no par value, as reported by The NASDAQ Stock Market, LLC.

The number of shares outstanding of the registrant’s common stock (no par value) at the close of business on April 26, 2017 was 17,834,183.

EXPLANATORY NOTE

CU Bancorp (the “Company”) is filing this Amendment Number 1 on Form 10-K/A (“Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“Original Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2017. This Form 10-K/A amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that information required by Part III of Form 10-K may be incorporated by reference from a definitive proxy statement which involves the election of directors, if such definitive proxy statement is filed with the SEC not later than 120 days after the end of the Company’s most recently completed fiscal year. The Company does not anticipate that its definitive proxy statement for the 2017 annual meeting of stockholders will be filed within the 120-day period. Accordingly, Part III of the Original Form 10-K is hereby amended as set forth below.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is filing new certifications of its principal executive officer and principal financial officer, pursuant to Rule 13a-14(a) of the Exchange Act, as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

Except as set forth herein, this Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K with the SEC on March 15, 2017. Except as described above, no other changes have been made to the Original Form 10-K and this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the Original Form 10-K.

1

1

Forward Looking Statements

In addition to the historical information, this Annual Report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those sections of the 1933 Act and the Exchange Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ significantly from projected results.

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

We make forward-looking statements as set forth above and regarding projected sources of funds, the pending merger between the Company and PacWest Bancorp, dividends, adequacy of our allowance for loan loss and provision for loan loss, our loan portfolio and subsequent charge-offs. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the SEC, this Form 10-K/A, Item 1A of the Form 10-K, and the following:

•	Current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values, high unemployment rates and overall slowdowns in economic growth.

•	Loss of customer checking and money-market account deposits as customers pursue other, higher-yield investments.

•	Possible changes in consumer and business spending and saving habits and the related effect on our ability to increase assets and to attract deposits.

•	Competitive market pricing factors.

•	Deterioration in economic conditions that could result in increased loan losses.

•	Risks associated with concentrations, including but not limited to concentration in real estate related loans and concentrations in deposits.

•	Continued low interest rate environment or interest rate volatility.

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

•	Changes in the speed of loan prepayments, loan origination and sale volumes, loan loss provisions, charge offs or actual loan losses.

•	Compression of our net interest margin.

•	Stability of funding sources and continued availability of borrowings.

•	Changes in legal or regulatory requirements.

•	The inability of our risk management controls to prevent or detect all errors or fraudulent acts.

•	The inability of our framework to manage risks associated with our business, including but not limited to, operational risk, regulatory risk, cyber risk, liquidity risk, customer risk and credit risk, to mitigate all risk or loss to us.

•	Our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking”, account takeover, ransomware and identity theft.

•	The effects of man-made and natural disasters, including, but not limited to, earthquakes, floods, droughts, brush fires, tornadoes and hurricanes.

•	Our ability to recruit and retain key management and staff.

•	Risks associated with merger and acquisition integration.

•	The ability to complete the proposed merger between the Company and PacWest Bancorp, including obtaining regulatory approvals and approval by the shareholders of the Company, or any future transaction, successfully integrating such acquired entities, or achieving expected beneficial synergies and/or operating efficiencies, in each case within expected time-frames or at all.

•	Significant decline in the market value of the Company that could result in an impairment of goodwill.

•	Changes in PacWest Bancorp’s stock price before completion of the merger, including as a result of the financial performance of PacWest Bancorp before closing.

•	Regulatory limits on the Bank’s ability to pay dividends to the Company.

•	The uncertainty of obtaining regulatory approval for various expansionary opportunities.

•	New accounting pronouncements.

•	The impact of federal and state laws and regulations on the Company’s business operations and competitiveness.

•	Our ability to comply with applicable capital and liquidity requirements (including the finalized Basel III capital standards), including our ability to generate capital internally or raise capital on favorable terms.

•	The effects of any damage to our reputation resulting from developments related to any of the items identified above.

For a more detailed discussion of some of the risk factors, see the section entitled “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2016.

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

Directors

The Bylaws of CU Bancorp (the “Company”) provide that the number of directors shall not be less than nine or more than seventeen until changed by an amendment to the Articles of Incorporation or the Bylaws, leaving the board of directors with the authority to fix the exact number of directors within that range. The board of directors last fixed the exact number of directors at twelve.

Directors are elected annually for a term ending on the next annual shareholders’ meeting date.

The board of directors has determined that all of the current directors on the board, except for Mr. Rainer and Mr. Horton, are “independent,” as that term is defined by the rules and regulations of The NASDAQ Stock Market. These ten independent directors comprise a majority of the board of directors.

The following table lists the names and certain information as of April 26, 2017 regarding the Company’s directors. All the named individuals serve as directors of the Company and its subsidiary California United Bank (“CUB”).

Name	Age	Position with the Company & CUB	Year First Appointed or Elected
Roberto E. Barragan	56	Director	2005
Charles Beauregard	69	Director	2014
Kenneth J. Cosgrove	69	Vice Chairman California United Bank	2012
David Holman	68	Director (Lead)	2014
K. Brian Horton	56	Director and President	2014
Eric S. Kentor	58	Director	2014
Jeffrey Leitzinger, Ph.D.	62	Director	2014
David I. Rainer	60	Chairman and Chief Executive Officer	2005
Roy A. Salter	60	Director	2005
Daniel F. Selleck	61	Director	2005
Charles H. Sweetman	74	Director	2005
Kaveh Varjavand	54	Director	2015

The Company’s and CUB’s directors serve one-year terms. No specific term limits have been set by the board of directors for individual directors. However, the board has adopted guidelines which set out expected term limits based on the age of individual directors to allow for periodic “refreshment’ of the board. It is expected that a director shall not be renominated or stand for election after his/her 73rd birthday, or his/her 75th birthday, as to board members who began serving prior to April 25, 2013. Directors are allowed to complete their current term if their 73rd or 75th birthday, as applicable, falls within the term. Exceptions to this policy can be approved by the board of directors.

The following is the business experience of the members of the Company’s current board of directors:

Roberto E. Barragan. Mr. Barragan has served as a Director of CUB since its organization in 2005, and is a Senior Managing Director of Manhattan West Asset Management, a $300 million private wealth management firm, where he is responsible for establishing a $50 million equity fund to originate, fund and manage small business loans, particularly those made to women and minority owned small businesses in low and moderate income communities nationally. Prior to joining Manhattan West in 2016 Mr. Barragan was the President of VEDC (Valley Economic Development Center) from 1999 to 2016, a Los Angeles based non-profit organization, managing a $11 million budget with 80 employees in 8 offices throughout the country. Mr. Barragan is the founder of the Golden State Certified Development Corporation, a Los Angeles based SBA 504 lender. In 2005, he founded the Pacoima Development Federal Credit Union by raising $2 million in deposits, $500,000 in capital, and securing a federal charter from the National Credit Union Association. He currently serves as the Vice Chair of the Federal Reserve Bank’s Community Advisory Council. Mr. Barragan is an expert on the needs of small businesses within the Company’s communities, as well as lending, community development and government programs designed to assist in small business lending. His experience and community contacts provide him with the knowledge to assist significantly in the Community Reinvestment Act and small business lending efforts of California United Bank.

Charles P. Beauregard. Mr. Beauregard has served as a director of the Company and CUB since December 2014, following the merger of 1st Enterprise Bank with and into CUB. He was a director of 1st Enterprise Bank since its incorporation in 2006 and served as Chairman of the Director’s Loan Committee at 1st Enterprise as well as a member of their Compensation Committee, Strategic and Capital Planning Committee, and Nominating and Governance Committee. Mr. Beauregard is a retired bank executive with over 30 years of commercial banking experience. Mr. Beauregard was formerly chief credit officer for Wells Fargo Bank’s Trust and Private Bank Group. Mr. Beauregard provides the Company the benefit of his lengthy experience in the financial services industry as both an executive and a director.

Kenneth J. Cosgrove. Mr. Cosgrove has served as a director of the Company and CUB since August 2012, following the merger with Premier Commercial Bancorp and Premier Commercial Bank, N.A. He was previously the Chairman and Chief Executive Officer of Premier Commercial Bancorp and Premier Commercial Bank, N.A. and had served in that position since their formation in 2001. He has over 40 years of banking experience. He is currently also chairman of the board of directors of Pacific Coast Bankers’ Bancshares, the holding company for Pacific Coast Bankers Bank in San Francisco, CA. Mr. Cosgrove brings to the Company extensive knowledge of the community banking industry, the Southern California banking market and SBA lending.

David C. Holman. Mr. Holman is the Company’s lead independent director and has served in that position since March 2015. Mr. Holman has served as a director of the Company and CUB since December 2014, following the merger of 1st Enterprise Bank with and into CUB. He was previously the Chairman of the board of directors of 1st Enterprise Bank, serving since the incorporation of 1st Enterprise in February 2006, and was also a private investor throughout that period. He was Chairman of both the Strategic and Capital Planning Committee and the Nominating and Governance Committee, and a member of the Compliance and Compensation Committees of 1st Enterprise. Mr. Holman was formerly a senior executive at First Interstate Bank in Los Angeles and has been actively involved in the commercial banking industry for 40 years in California as a banker or investor. Mr. Holman brings to the Company his experience in banking and corporate governance.

K. Brian Horton. Mr. Horton is President and a director of the Company and CUB, positions he has held since December 2014, following the merger of 1st Enterprise Bank with and into CUB. He previously served as the President and a director of 1st Enterprise since February 2006. Previously, he served as Division President of Mellon 1st Business Bank, from September 2004 to June 2005, and in various management positions at Mellon 1st Business Bank (and its predecessor, 1st Business Bank) from 1988 through June 2005, including Executive Vice President from 2003 to 2004, and Regional Vice President for the Orange County Regional Office from 1997 to 2003. Mr. Horton provides the board with his banking and market expertise, as well as additional insight into the Company’s loan and other business production activities.

Eric S. Kentor. Mr. Kentor has served as a director of the Company and CUB since August 2014. He is an attorney, independent business consultant and private investor working primarily with companies in the medical technology and clean tech, or “green” sectors. From 1995 until its purchase by Medtronic in 2001, Mr. Kentor served as Senior Vice President, General Counsel, and Corporate Secretary and as a permanent member of the Executive Management Committee at MiniMed Inc. The company was a world leader in the design, development, manufacture and marketing of advanced systems for the treatment of diabetes. Prior to MiniMed, Kentor served as Vice President of Legal Services for Health Net, California’s second-largest health maintenance organization, as well as Executive Counsel for its parent corporation. Previously, Mr. Kentor was a partner at the law firm of McDermott, Will & Emery. Mr. Kentor has also served as a director of both private and public companies, including Endocare, Inc., a publicly traded medical device company, until the company was acquired in 2009. As an attorney experienced in corporate governance, Mr. Kentor provides legal and corporate governance expertise, as well as experience as an executive officer and director of public companies.

Jeffrey J. Leitzinger, Ph.D. Dr. Leitzinger has served as a director of the Company and CUB since December 2014, following the merger of 1st Enterprise Bank with and into CUB. Dr. Leitzinger previously served as a director of 1st Enterprise since its incorporation in 2006. He was a member of the ALCO Committee, the Nominating and Governance Committee, and the Strategic and Capital Planning Committee. Dr. Leitzinger has been President and Chief Executive Officer of EconOne Research, Inc. in Los Angeles since 1997, and has been an economic consultant for over 30 years. Dr. Leitzinger is an economic expert and assists the Company in this area, including expertise in asset-liability management, as well as community banking.

David I. Rainer. Mr. Rainer is Chairman of the board of directors and the Chief Executive Officer of the Company and CUB, positions he has held since their inception in 2012 and 2004, respectively. He was previously California State President for US Bank and Executive Vice President of Commercial Banking for US Bank from 2000-2004 in which capacity he led the commercial banking operations for US Bank in the Western United States, from Colorado to California. In February 1999, Mr. Rainer became President and Chief Executive Officer of Santa Monica Bank which was acquired by US Bank in November 1999. From 1992 to 1999, Mr. Rainer was an executive officer of California United Bank (not related to the current California United Bank), and its successor Pacific Century Bank, N.A., and served as Executive Vice President and then director, President and Chief Executive Officer. Mr. Rainer recently completed a second three year term on the board of directors of the Federal Reserve Bank of San Francisco, Los Angeles Branch. As the Company’s chief executive, Mr. Rainer provides the board with essential information about the Company and management activities, as well as leading initiatives intended to promote and enhance shareholder value.

Roy A. Salter. Mr. Salter has served as a director of CUB since its organization in 2005, and is an independent consultant. He was formerly the Senior Managing Director of FTI, LLC. Previously he was a Founding Principal of The Salter Group based in the Los Angeles Office where he co-managed the firm’s overall practice and project management efforts. The Salter Group was a leading independent financial and strategic advisory firm specializing in providing business and intangible asset valuations, financial opinions, financial and strategic analysis, forecasting, and transaction support covering a broad spectrum of industries and situations to both middle market and Fortune 500 companies and capital market constituents. The Salter Group combined with FTI in 2012. Mr. Salter brings financial analysis and valuation expertise to the board, as well as a background in bank marketing.

Daniel F. Selleck. Mr. Selleck has served as a director of CUB since its organization in 2005. He is President of the Westlake Village-based Selleck Development Group, Inc. which specializes in the development and acquisition of commercial properties, including the development of the former General Motors Assembly Plant in Van Nuys, California and “The Shoppes at Westlake Village,” a Shopping Center located in Westlake Village, California. He began his real estate career in 1977. In 2009 he was honored to be designated as the second largest commercial real estate developer by the San Fernando Valley Business Journal. As a real estate expert, Mr. Selleck provides his expertise to CUB’s Directors’ Loan Committee and provides expertise in real estate lending and structure.

Charles H. Sweetman. Mr. Sweetman has served as a director of CUB since its organization in 2005. He is a managing partner of Sweetman Properties, LLC, a commercial income property company located in Palm Desert, California and also is the President and Chief Executive Officer of Sweetman Group, Inc. a property management and consulting firm. Mr. Sweetman provides strong entrepreneurial experience to the board as well as significant business development skills. Mr. Sweetman provides leadership experience and entrepreneurial experience in founding and managing small-to-medium size businesses, which is one of the Company’s target markets.

Kaveh Varjavand. Mr. Varjavand has served as a director of the Company and CUB since September 2015. He is an accounting and financial professional with 29 years of experience in the financial services industry, including 18 years in public accounting, during 14 of which he was a managing partner. Mr. Varjavand is the founder and president of AARCS (Accounting, Audit, and Reporting Consulting Services), established in 2013, which provides consulting services to community banks in the areas of financial reporting, risk assessment, regulatory compliance, governance and credit risk management, among others. From 2006 to 2013, he was the Partner-in-Charge of the Southern California Financial Services Group at Moss Adams LLP, where he was responsible for all aspects of practice development related to financial services clients in Southern California. In 1990 Mr. Varjavand joined the audit staff at KPMG LLP, and served there as an audit partner from 1999 to 2006. He left KPMG for four years from 1994 to 1998 to work in the banking industry: from 1994 to 1997 he served as Vice President, Corporate Planning & Internal Asset Review, at Coast Federal Bank, an $8 billion savings bank; from 1997 to 1998, he served as First Vice President, Planning & Analysis at California Federal Bank, a $60 billion savings bank. He is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. Mr. Varjavand earned a bachelor’s degree in accounting with a minor in economics from the University of Kentucky. He has been a licensed certified public accountant since 1992. Mr. Varjavand brings to the Company his extensive accounting and financial experience.

Executive Officers

The following sets forth the names and certain information as of April 26, 2017 with respect to the Company and CUB’s executive officers (except for Mr. Rainer and Mr. Horton whose information is included above):

Name	Age	Position with the Company or CUB	Year First Appointed
Anne A. Williams	59	Director – California United Bank, Executive Vice President, Chief Operating Officer / Chief Credit Officer	2005
Karen A. Schoenbaum	54	Executive Vice President and Chief Financial Officer	2009
Anita Y. Wolman	65	Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary[1]	2009
Robert E. Sjogren	51	Executive Vice President and Chief Risk Officer[2]	2016

1.	Ms. Wolman was previously Senior Vice President Legal/Compliance and had served in that capacity since 2005.
2.	Mr. Sjogren is an executive officer of the Company but is not a “Named Executive Officer” as defined herein.

Anne A. Williams, Director, and Executive Vice President, Chief Operating Officer and Chief Credit Officer. Ms. Williams has served as a director of CUB since January 2009, and as Executive Vice President, Chief Operating Officer and Chief Credit Officer of CUB since, October 2004, April 2008, and October 2004, respectively. Prior to joining us, Ms. Williams served as Senior Vice President and Credit Risk Manager for US Bank’s Commercial Banking Market for the State of California. Ms. Williams was previously the Executive Vice President and Chief Credit Officer of Santa Monica Bank, which was acquired by US Bank in November 1999. Prior to joining Santa Monica Bank, Ms. Williams was the Executive Vice President and Chief Credit Officer at California United Bank (and its successor, Pacific Century Bank, N.A.) from 1992 to 1999.

Karen A. Schoenbaum, Executive Vice President and Chief Financial Officer. Ms. Schoenbaum has served as CUB’s Executive Vice President and Chief Financial Officer since October 2009. She also oversees Information Technology for the CUB. Prior to joining CUB, Ms. Schoenbaum was Executive Vice President and Interim Chief Financial Officer of Premier Business Bank in Los Angeles in 2009. She previously served as Executive Vice President and Chief Financial Officer of California National Bank from 2001 to 2008, where she was responsible for the financial and regulatory reporting, accounting, treasury, asset and liability management, general services and corporate real estate departments. From 1997 to 2001 Ms. Schoenbaum was Executive Vice

President, Chief Financial Officer and Chief Information Officer of Pacific Century Bank, N.A. a subsidiary of Bank of Hawaii Corporation, and its predecessor, California United Bank.

Anita Y. Wolman, Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary. Ms. Wolman has served as CUB’s Executive Vice President and Chief Administrative Officer since 2013, and as CUB’s General Counsel and Corporate Secretary since January 2009. She previously was Senior Vice President Legal/Compliance beginning in 2005. Prior to joining CUB, Ms. Wolman was Senior Vice President, General Counsel & Corporate Secretary of California Commerce Bank (Citibank/Banamex USA). Earlier Ms. Wolman was Executive Vice President, General Counsel & Corporate Secretary of Pacific Century Bank, N.A. a subsidiary of Bank of Hawaii Corporation, and its predecessor, California United Bank.

Robert E. Sjogren, Executive Vice President and Chief Risk Officer. Mr. Sjogren was appointed to the newly created position of Executive Vice President and Chief Risk Officer for CUB in July 2016. Mr. Sjogren was previously the Chief Operating Officer of Pacific Mercantile Bancorp, a position he was promoted to in September 2014, after being hired as General Counsel in November 2013. Prior to that, from 2005 to 2013 he served in various roles at Carpenter & Company, a private equity firm that invests in community banks; these roles included General Counsel, Corporate Secretary and Chief Risk Officer. From 1998 to 2004, Sjogren was an associate attorney at Nixon Peabody, LLP, where he provided regulatory, transactional and general corporate advice to banks and bank holding companies. Mr. Sjogren began his career in 1988 at the Federal Deposit Insurance Corporation, where he was a Team Leader and Senior Examiner responsible for evaluating the overall safety and soundness of Southern California banks.

None of the directors or executive officers was selected pursuant to any arrangement or understanding, other than with the directors and executive officers of CUB acting within their capacities as such. There are no family relationships between the directors and executive officers of CUB. None of the directors or executive officers of CUB serve as directors of any other company which has a class of securities registered under, or which are subject to the periodic reporting requirements of, the Securities Exchange Act of 1934, as amended, or any investment company registered under the Investment Company Act of 1940. None of the directors or executive officers of CUB have been involved in any legal proceedings during the past ten years that are material to an evaluation of the ability or integrity of any director or executive officer of CUB.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership of, and transactions in, the Company’s equity securities with the SEC. Such directors, executive officers and 10% stockholders are also required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on a review of the copies of such reports received by the Company, and on written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers and 10% stockholders were complied with during 2016 with the exception of two late Form 4 reports for Mr. Rainer, one late Form 4 report for Ms. Schoenbaum and one late Form 4 report for Ms. Wolman, which, due to an administrative error, were each no more than seven days delinquent and related to the number of shares of restricted stock not delivered to the recipient upon vesting, in order for the recipient to satisfy his or her tax withholding obligations in connection with the vesting.

CORPORATE GOVERNANCE GUIDELINES AND CODE OF ETHICS

The board of directors is committed to good business practices, transparency in financial reporting and the highest level of corporate governance. In response to this, the board has adopted formally the following Corporate Governance Guidelines, which are available on the Company’s website at www.cubancorp.com:

Corporate Governance Guidelines

Our corporate governance guidelines provide for, among other things:

•	A board consisting of a majority of independent directors;

•	A lead independent director;

•	Periodic executive sessions of non-management directors;

•	An Audit and Risk Committee, a Compensation, Nominating and Corporate Governance Committee and a Board of Directors Regulatory Compliance Committee consisting entirely of independent directors;

•	Annual Performance Evaluation of the board, board committees and the CEO;

•	Director education and orientation;

•	Minimum share ownership requirements for directors and Named Executive Officers (as defined herein); and

•	Ethical conduct of directors and adherence to a duty of loyalty to the Company.

In connection with our ongoing review of corporate governance and best practices, in March 2015, the board appointed David Holman to the newly created position of Lead Independent Director. Mr. Holman was previously the Chairman of the board of 1st Enterprise Bank and additionally brings many years of banking experience to this position. As Lead Director, he calls and chairs meetings of the independent and non-management directors, acts as a liaison between the independent directors, other members of the board and management, and assists as necessary on board agendas to assure that all stakeholders’ interests are represented appropriately. In the absence of the Chairman, the Lead Director will chair meetings of the board of directors.

The board has adopted a Code of Ethics that applies to the Bank’s principal executive officer, principal financial officer, controller and principal accounting officer, or persons performing similar functions, as well as Principles of Business Conduct & Ethics that apply to its directors, officers and employees. Copies of the Code of Ethics and the Principles of Business Conduct & Ethics are available on the Company’s website at www.cubancorp.com or by contacting Anita Wolman, Corporate Secretary, at 15821 Ventura Boulevard, Suite 100, Encino, CA 91436. A copy will be provided without charge. In the event that we make changes in, or provide waivers from, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate website.

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

Director Resignation Policy

As part of its Corporate Governance Guidelines, the Company board of directors has adopted a “Director Resignation Policy.” This policy provides that at any shareholder meeting at which directors are subject to an uncontested election, any nominee for director who receives a greater number of votes “withheld” from his or her election than votes “for” such election will then be required to tender a letter of resignation to the Chairman of the board for consideration by the board’s Compensation, Nominating and Corporate Governance Committee which will thereafter recommend to the Company board of directors the action to be taken with respect to such offer of resignation. The Company board of directors will act no later than 90 days following the date of the shareholder meeting with respect to each such letter of resignation and will notify the director concerned of its decision and promptly publicly disclose such decision. Any director who tenders his or her resignation pursuant to this provision will not participate in any board or committee action regarding whether to accept his or her resignation offer.

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

Participants may satisfy the ownership guidelines with: i) shares owned directly; ii) shares owned indirectly; iii) vested restricted stock or iv) unvested restricted stock/units subject only to time based requirements. Unexercised options and unvested performance-contingent shares/units are not counted toward meeting the ownership guidelines. These requirements are reviewed annually as of December 31. If a participant is not in compliance with the Stock Ownership Policy at any such determination date, the participant must retain 100% of all shares of Company common stock held as of such date and no less than 50% of the net shares received as a result of the exercise, vesting or payment of any Company equity awards granted to the Participant. Participants not in compliance with the minimum ownership guidelines will receive written notification that the Retention Ratio described above will apply until the Participant provides written notification and documentation indicating that he or she has come into compliance with the Stock Ownership Policy. Because a Participant must retain a percentage of net shares acquired from Company equity awards until the Participant satisfies the specified guideline level of ownership, there is no minimum time period required to achieve the guideline level of ownership, and the Board recognizes that a newly-elected or appointed Director or Executive Officer may require a period of time to accumulate a sufficient number of shares to attain the designated minimum ownership level.

At December 31, 2016 all directors and Named Executive Officers were in compliance with this policy with the exception of Kaveh Varjavand, who joined the board effective September 1, 2015. As a recently-appointed Board member, Mr. Varjavand is working toward ownership of the requisite number of shares in accordance with the Company’s ownership policy.

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

During 2016, the board of directors of the Company held nine meetings. During 2016, no director of the Company attended less than 75% of all board meetings and the meetings of any committee of the boards on which he or she served.

In 2016, the board of directors had the following committees: Audit and Risk Committee; Compensation, Nominating and Corporate Governance Committee, Regulatory Oversight Committee (established June 2016); and Executive Committee. In addition, California United Bank maintained a board of directors Loan Committee including Directors. The Audit and Risk Committee, the Compensation, Nominating and Corporate Governance Committee, and the Regulatory Oversight Committee each consisted solely of independent directors.

Members of the board of directors also serve as liaisons to management committees related to Community Reinvestment Act (“CRA”) matters and Asset Liability management (ALCO).

Attendance at Annual Meetings

It is the policy of the board that directors are expected to attend each Annual Meeting of Shareholders. Such attendance allows for direct interaction with shareholders. All of the Company’s directors attended the Company’s 2016 Meeting of Shareholders.

Executive Sessions

Executive sessions of non-management directors are held by the board on an “as needed” basis and at least four times annually. In March 2015 the board appointed David Holman as the Lead Independent Director. In that role he or in his absence, a director chosen by the independent directors, chairs meetings of the independent directors. In 2016, the non-management directors met four times.

Reporting of Complaints/Concerns Regarding Accounting or Auditing Matters

The Company’s board of directors has adopted procedures for receiving and responding to complaints or concerns regarding accounting and auditing matters. These procedures were designed to provide a channel of communication for employees and others who have complaints or concerns regarding accounting or auditing matters involving the Company. Employee concerns may be communicated in a confidential or anonymous manner to the Audit and Risk Committee of the board. The Audit and Risk Committee Chairman will make a determination on the level of inquiry, investigation or disposal of the complaint. All complaints are discussed with the Company’s senior management, as appropriate, and monitored by the Audit and Risk Committee for handling, investigation and final disposition. The Chairman of the Audit and Risk Committee will report the status and disposition of all complaints to the board of directors. No complaints were received during 2016.

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

The Audit and Risk Committee is primarily responsible for overseeing the risk management function at the Company, on behalf of the board. The Company’s Chief Risk Officer reports directly to the Audit and Risk Committee. Both the Bank’s Bank Secrecy Act and Compliance Officers also have direct reporting lines to the Audit and Risk Committee. The Audit and Risk Committee directs and employs third parties to conduct periodic reviews and monitoring of compliance efforts with a special focus on those areas that expose the Company to compliance risk. Among the purposes of the periodic monitoring is to ensure adherence to established policy and procedures. All reviews are reported to the Audit and Risk Committee, which regularly reports to the board of directors. The Audit and Risk Committee regularly meets with various members of management and receives reports on risk management and the processes in place to monitor and control such risk.

The Audit and Risk Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities and has direct access to the independent auditors, as well as to anyone in our organization. The Audit and Risk Committee has the ability to retain special legal or accounting experts, or such other consultants, advisors or experts it deems necessary in the performance of its duties and shall receive appropriate funding from the Company for payment of compensation to any such persons. The Audit and Risk Committee works closely with management and the Company’s independent registered public accounting firm. At December 31, 2016, the Audit and Risk Committee consisted of Messrs. Varjavand (Chairman), Beauregard, Kentor, Leitzinger, Salter, and Cosgrove, each of whom was “independent” as defined by the rules and regulations of the NASDAQ Stock Market. For additional information regarding the background and relevant experience of Messrs. Varjavand, Beauregard, Kentor, Leitzinger, Salter, and Cosgrove, please see the biographies of directors under the section entitled “Directors,” above.

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

The Audit and Risk Committee held 8 regular and 2 special meetings during 2016. The Audit Committee regularly meets without members of management present.

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

Board and Management Regulatory Oversight Committees

In August 2016, Regulatory Oversight Committees were established at both the board and management levels. Pursuant to the charter of the board Regulatory Oversight Committee, the committee’s primary purpose is to oversee the Company’s bank and holding company regulatory relationships, including, but not limited to, supervisory issues and enforcement actions, and the Company’s efforts to remediate any such issues and actions. The committees are intended to cease to exist upon the determination by the board that a dedicated regulatory oversight committee is no longer necessary. Alternatively, the committees may instead be merged into another board level committee, or their charter revised to reflect additional long-term areas, as determined by the Compensation, Nominating and Corporate Governance Committee, with approval of the board.

Compensation, Nominating and Corporate Governance Committee

The Company has a separately designated Compensation, Nominating and Corporate Governance Committee (the “CNCG Committee”), which consists entirely of independent directors as defined by the rules and regulations of the SEC and the NASDAQ Stock Market. The CNCG Committee acts for both the Company and CUB. The members of the Compensation, Nominating and Corporate Governance Committee as of December 31, 2016 were Directors Kentor (Chairman), Barragan, Holman, Selleck, and Sweetman. Each member of the CNCG Committee is an independent director as defined by the requirements of the SEC and NASDAQ Stock Market.

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

With regard to nomination and governance functions, the CNCG Committee recommends director nominees and appropriate policies and procedures for governance matters. The CNCG Committee has the following specific responsibilities: (i) to make recommendations as to size of the board of directors or any committee; (ii) identify potential board members; (ii) review the performance of the board and its members and committees at least annually; (iii) review the Corporate Governance Guidelines at least annually; (iv) review compliance with corporate governance requirements under applicable law and regulations of stock exchanges; (v) review the Code of Ethical Conduct and Business Practices annually; and (vi) review all related party transactions, other than those which are directly reviewed by the board of directors.

Shareholders can obtain the CNCG Committee Charter upon request to:

CU Bancorp

15821 Ventura Boulevard, Suite 110

Encino CA, 91436

Attention: Corporate Secretary

The CNCG Committee met eleven (11) times during 2016.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

EXECUTIVE COMPENSATION

This Compensation Discussion & Analysis (“CD&A”) describes our compensation practices for both of the Company and CUB, and the executive compensation policies, decisions and actions of our CNCG Committee. We explain how the CNCG Committee determined compensation for our senior executives and its rationale for specific 2016 decisions. The Compensation Discussion and Analysis focuses specifically on compensation for our Named Executive Officers (“NEOs”) which in 2016 included the following:

2016 NEOs	Position with CUB
David I. Rainer	Chairman, Chief Executive Officer
Brian Horton	President
Anne Williams	Executive Vice President, Chief Credit Officer, Chief Operating Officer
Karen Schoenbaum	Executive Vice President, Chief Financial Officer
Anita Wolman	Executive Vice President, Chief Administrative Officer, General Counsel

EXECUTIVE SUMMARY

Summary and Corporate Governance

The CNCG Committee is composed entirely of independent directors and is responsible for reviewing and approving the Company’s overall compensation programs, plans and awards, including approving salaries, awarding bonuses and granting stock based compensation to the Company NEOs and for formulating, implementing and administering the Company’s short-term and long-term incentive plans and other stock or stock-based plans. The CNCG Committee establishes the factors and criteria upon which the Company NEOs’ compensation is based and how such compensation relates to the Company’s performance, general compensation policies, competitive realities and regulatory requirements. The CNCG Committee also provides recommendations regarding director compensation programs. The CNCG Committee also reviews the Company’s compensation plans for risk.

2016 Business Highlights

2016 was another year of strong financial performance for the Company. The Company’s return on average tangible common equity increased to 11.07%, return on average assets increased to 0.92% and the efficiency ratio was 58%. This led to record net income in 2016 of $27 million and diluted earnings per share of $1.50, an increase of 29% and 27%, respectively, from 2015. Activities to enhance CUB’s Bank Secrecy Act and Anti-Money Laundering compliance program and address CUB’s Consent Order with its bank regulatory agencies entered into on September 23, 2016, resulted in $1.7 million in non-recurring charges in 2016, which had a corresponding impact on the Company’s financial results. The Company continued to focus on low-cost core deposits, which provide an important part of the value of its franchise and is an emphasis in the Company’s strategic plan. In 2016 the Company’s total deposits increased $321 million to $2.6 billion, and despite the prime rate increases in December of 2015 and 2016, the cost of deposits in the fourth quarter of 2016 remained within 0.01% of the year-ago quarter. Total assets have grown by $730 million in the two years since the merger of the Company and 1st Enterprise Bank, buttressing the Company’s commitment to organic growth. Compared to 2015, total loans grew $217 million or 12% to $2.1 billion – surpassing the $2 billion mark for the first time in the Company’s history. Furthermore, the Company experienced net recoveries and in 2016, the Company again demonstrated its ability to combine growth with discipline in credit underwriting; witnessed by the ratio of non-performing assets to total assets of 0.04% at December 31, 2016.

In 2016, the Company’s stock price per share appreciated from $24.92 at January 4 to $35.80 at December 30, representing a 44% annualized increase in price per share. An initial investment in the Company’s stock of $100 on January 1, 2012 would have been worth $358 at December 30, 2016.

2016 Compensation Program Highlights

The Company’s 2007 Equity and Incentive Plan, as amended and restated (the “Equity and Incentive Plan”) provides for both performance-based cash and equity incentives which are intended to qualify for exceptions to the tax deductibility limitations of Internal Revenue Code Section 162(m). As in 2015, for 2016, the Equity and Incentive Plan was the vehicle for providing cash and equity incentives to the Company’s NEOs and the Committee anticipates that the Equity and Incentive Plan will be the principal vehicle for providing performance-based cash and equity incentives to NEOs going forward. Like it did in March 2015 for 2015 performance, in March 2016 the CNCG Committee adopted an annual management incentive plan (the “MIP”) under and pursuant to the Equity and Incentive Plan, as the centerpiece of our performance-based executive compensation program for 2016. The MIP is designed to deliver both cash and equity based incentives contingent on the achievement of pre-established performance goals which the CNCG Committee believed would drive superior long-term performance for the Company and improve the alignment of executive pay with performance. Under the MIP, more than 50% of Mr. Rainer’s target total direct compensation for 2016 was performance based. For the other NEOs, more than 40% of target total direct compensation was directly tied to the achievement of pre-established goals.

As we had evaluated and improved the design of our executive compensation program with a view toward further aligning compensation with performance in the first quarter of 2015, the CNCG Committee made minimal modifications to the compensation structure for our NEOs in preparing the 2016 MIP, in recognition of the CNCG Committee’s belief that the 2015 MIP had functioned appropriately in 2015 and had achieved the following primary objectives:

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

As in 2015, the 2016 MIP provided that substantially all incentive compensation for NEO’s would be performance based. As an “emerging growth company” under the “Jumpstart Our Business Startups Act” (“JOBS Act”), the Company is not subject to laws/regulations requiring an advisory vote to approve executive compensation at this time.

Further discussion about the above NEO compensation program for 2016 is set out in the section below titled “Our Executive Compensation Program in Detail.”

Our Compensation Governance Practices & Policies

Our pay practices emphasize good governance and market practice.

We Do	We Do Not
✓ Place an emphasis on variable compensation, which includes annual cash incentive awards dependent on the achievement of short-term financial goals	× Offer compensation-related tax gross ups

✓ Grant performance based equity awards to NEOs	× Provide unusual perquisites

✓ Have stock ownership requirements for NEOs; all NEOs are expected and do hold a significant position in Company common stock	× Allow hedging, and trading in derivatives of Company securities

✓ Have an executive compensation clawback as part of our incentive program to ensure accountability	× Guarantee bonuses

✓ Have an independent compensation consultant advising the CNCG Committee	× Offer employment agreements

WHAT GUIDES OUR EXECUTIVE COMPENSATION PROGRAM

Our Compensation Philosophy

The Company’s compensation programs are designed, among other things, to emphasize the link between compensation and performance, taking into account competitive compensation levels in similar banks and in the markets where the Company competes for talent, as well as performance by the executive, and the executive’s particular skills, background and expertise. The policies and underlying philosophy governing the Company’s compensation programs include the following:

•	Aligning pay with performance. The Company provides a competitive salary to NEOs based, in part, on median salary levels of similar positions at peer banks, combined with incentive opportunities that create “leveraged” compensation, providing the opportunity for market to above-market total compensation for outstanding company and individual performance. A meaningful portion of annual executive compensation is related to factors that can affect the financial performance of the Company, and is designed to incentivize and reward performance that is expected to drive shareholder value.

•	Creating shareholder value through incentive opportunities. The CNCG Committee believes that the long-term success of the Company and its ability to consistently increase shareholder value is dependent on its ability to attract and retain skilled executives, particularly retaining and incentivizing those currently in place who have proved their value. The Company’s compensation strategy encourages equity-based compensation to align the interests of our shareholders and our executives, as well as performance incentive awards that are designed to reward performance that we expect will result in increased shareholder value.

•	Attracting and retaining highly-experienced executives. We strive to employ exceptional performers with experience not typically found in peer community banks. Executives are generally expected to have backgrounds and experience in larger regional or national banks or other similar levels of experience for their particular area of emphasis. We expect our executives to be responsible for the development and success of the organization, client development and shareholder relationships. Company executives may also hold multiple positions and responsibilities, which increases their value to the Company and may make comparisons to peers less meaningful.

•	Mitigating risk. The Company uses a combination of short-term and long-term compensation. The latter is impacted by the Company’s performance and mitigates the benefit to executives from exposing the Company to short-term risks, as the value of the long-term compensation, particularly equity grants, is substantially impacted by the Company’s long-term performance.

Our philosophy is supported by the following principal elements of pay in our executive compensation program:

Pay Element	Form	Purpose
Base Salary	Cash (Fixed)	Provide a competitive level of pay that reflects the executive’s experience, role and responsibilities

Annual Incentives	Cash and Equity (Variable)	Reward achievement of corporate performance goals for the most recently-completed fiscal year; equity has vesting period beyond recently-completed fiscal year

Long-Term Incentives	Equity (Variable)	Drive financial performance that links to shareholder value creation and longer-term business strategies.

NEOs are also eligible for other benefits, including salary continuation benefits, payments upon a Change of Control (as that term is defined in the CU Bancorp 2012 Change in Control Severance Plan, as amended) of the Company and a qualified 401(k) Plan that provides participants with the opportunity to defer a portion of their compensation, up to tax code limitations, and may entitle NEOs to receive a company matching contribution. Modest ancillary benefits are also provided to executives by the Company and are primarily business generation oriented. See below for more information.

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

The charts below show that a substantial portion of our NEOs’ target total direct compensation for 2016 was variable (55% for our CEO and an average of 38% for our other NEOs). These charts exclude the value of other benefits and perquisites.

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

The Role of Consultants

In both 2015 and 2016, the CNCG Committee retained Pearl Meyer and Partners (“Pearl Meyer”), a national compensation consulting firm, as its executive compensation consultant. Over this two year period, Pearl Meyer provided advice regarding:

•	Long-term incentive considerations to help assure retention of key executives;

•	162(m) qualified performance based executive incentives;

•	2015 and 2016 cash and equity incentive plan performance goals;

•	The compensation of the CEO and other NEOs;

•	General compensation program design;

•	The design of a 2015 special, one-time equity grant for long-term NEOs designed to help assure longer term retention of key executives;

•	The impact of regulatory, tax, and legislative changes on the Company’s executive compensation program;

•	Executive compensation trends and best practices;

•	Assistance to management in incentive plan design for senior management other than NEO’s; and

•	The compensation practices of competitors.

During its engagement, Pearl Meyer met regularly with the CNCG Committee in executive session without management and has provided no other services to the Company other than with regard to senior management and/or director compensation and related matters. Pearl Meyer may work directly with management on behalf of the CNCG Committee, but this work is under the control and supervision of the CNCG Committee. After the CNCG Committee’s review of applicable rules for independence, the CNCG Committee concluded that the advice it receives from Pearl Meyer is objective and does not raise any conflict of interest.

The Role of Benchmarking

When reviewing compensation components for the Company’s NEOs and directors, the CNCG Committee considers as one element of analysis, the compensation practices of specific peer companies whose asset size, business type and geography are comparable to the Company and CUB.

In September 2014, Pearl Meyer assisted the CNCG Committee in revising the Company and CUB’s peer group of financial institutions for purposes of benchmarking NEO compensation and informing compensation decisions that would be made in 2015, and thereafter until a new peer group became appropriate. The revised peer group more accurately reflects the size of the Company following the acquisition of 1st Enterprise and the growth trajectory of the Company. In selecting the peer group, the CNCG Committee considered public banking organizations with total assets from $1.4 billion to $5 billion headquartered in the western U.S. The CNCG

Committee approved the following peer group of 17 publicly-traded financial institutions for purposes of benchmarking NEO compensation and informing compensation decisions, beginning in 2015 and continuing for compensation decisions in 2016:

FY 2015 – Q3 2016 Peer Group
Banc of California, Inc.	CoBiz Financial Inc.	National Bank Holdings Corporation
Bank of Marin Bancorp	Farmers & Merchants Bancorp	Pacific Continental Corporation
Banner Corporation	Guaranty Bancorp	Pacific Premier Bancorp, Inc.
Bridge Capital Holdings[1]	Heritage Commerce Corp.	TriCo Bancshares
Cascade Bancorp	Heritage Financial Corporation	Westamerica Bancorporation
Central Pacific Financial Corp	HomeStreet, Inc.

1.	Acquired by Western Alliance Bancorporation on June 30, 2015.

OUR EXECUTIVE COMPENSATION PROGRAM IN DETAIL

2016 Base Salary

Base salary is the fixed annual compensation we pay to each NEO for performing specific job responsibilities and is based on their experience and requisite skills. Base salaries are determined for each NEO based on the executive’s position, experience and responsibility. We review the base salaries for each NEO annually, as well as at the time of any promotion or significant change in job responsibilities, and in connection with each review, we consider individual and Company performance over the course of that year. For 2016, the Committee concluded that the comprehensive assessment prepared by Pearl Meyer for 2015 was still adequate and did not undertake a new analysis. Rather, in March 2016, the CNCG Committee made 2.5% base salary increase adjustments for all NEOs, which was in line with the salary adjustments Company-wide.

On March 11, 2016, the CNCG Committee approved increases in the annual base salary for the NEOs as follows:

NEO	2015 Base Salary ($)	2016 Base Salary ($)	Percent Change (%)
David I. Rainer	$465,000	$476,625	2.5%
Brian Horton	$340,000	$348,500	2.5%
Anne Williams	$310,000	$317,750	2.5%
Karen Schoenbaum	$260,000	$266,500	2.5%
Anita Wolman	$260,000	$266,500	2.5%

The 2016 Management Incentive Plan

In early 2016, the CNCG Committee approved a 2016 Management Incentive Plan (“2016 MIP”), which provided a set of goals and metrics for annual incentive compensation to be paid to our NEOs for 2016, and which was designed to continue to reflect the Company’s pay-for-performance culture, drive growth and profitability, and support our principles of safety and soundness.

2016 Target Opportunities

Under the 2016 MIP, NEOs had opportunities to earn both Cash Incentive and Equity Incentive Awards based on the achievement of established performance goals determined by the CNCG Committee. Each NEO was assigned a target award level (expressed as a percentage of base salary) and range that defines their incentive opportunity (see tables below). Actual award payouts were determined based on specific performance goals and ranged, as a percentage of the target award level, from 0% below threshold, 50% at threshold, 100% at target, to 150% at or above stretch. Target incentive opportunities for 2016 NEOs were as follows:

2016 Target Incentive Opportunities (% of Salary1)
NEO	Cash	Equity
David I. Rainer	50%	60%
K. Brian Horton	40%	39%
Anne Williams	40%	39%
Karen Schoenbaum	40%	30%
Anita Wolman	40%	30%

1.	Award opportunities were based on the annual base salary as of August 31, 2016.

2016 Performance Goal Selection Process

The Cash Incentive and Equity Incentive payouts were based on corporate performance and goals, with specific requirements for each goal as established by the CNCG Committee. As the Committee believed that the results of the 2015 MIP were appropriate in aligning executive and shareholder interests, incenting activities that did not encourage excessive risk-taking and overall provided that a substantial portion of NEO compensation was risk-and performance-based, the performance goal categories were the same as those utilized for the 2015 MIP. The 2016 performance goals for cash incentives approved by the CNCG Committee included: core return on average assets, efficiency ratio, average total deposits and net charge offs as a percentage of average loans. Included in the performance goals for 2016 equity incentives were diluted core earnings per share, tangible book value per share and Texas Ratio. The CNCG Committee set the “Target” performance levels at or near the Board-approved 2016 budget for most of the performance categories. Threshold and Stretch levels were determined with the assistance of Pearl Meyer to ensure an appropriate level of rigor and fairness and taking into account relevant peer data. Achievement of goals was to be determined by the CNCG Committee based upon actual 2016 Company (consolidated) financial results as reported by the Company. The following charts illustrate the Threshold, Target and Stretch incentive award levels for each metric, as well as the weightings assigned to each metric used to determine the weighted percent of the overall 2016 Target Incentive Opportunities achieved by that metric.

Metric	2016 Cash Incentive Performance Goals						Weight
	Threshold		Target		Stretch
“Core” Return on Average Assets[1]	0.75%		0.88%		1.15%		30%
Efficiency Ratio[2]	62.0%		57.5%		55.0%		30%
Average Total Deposits (Billions)[3]	$2.326	b	$2.349	b	$2.399	b	25%
Net Charge-Offs as % of Average Loans[4]	0.12%		0.07%		0.05%		15%

1.	Defined as net income, adjusted to exclude nonrecurring items related to merger/acquisition activities after taxes, divided by average total assets.
2.	Defined as non-interest expense as a percent of net interest income plus non-interest income, excluding gain on sale of securities, net.
3.	Defined as the average of total deposits for 2016 per the General Ledger.
4.	Defined as Net Charge-offs (Recoveries) to Average Loans.

Metric	2016 Equity Incentive Performance Goals			Weight
	Threshold	Target	Stretch
Diluted “Core” Earnings Per Share[1]	$1.21	$1.34	$1.50	40%
Tangible Book Value per Share[2]	$13.57	$14.09	$14.63	40%
Texas Ratio[3]	4.0%	3.0%	2.0%	20%

1.	For this purpose, “Core” Earnings is defined as net income, adjusted to exclude nonrecurring items related to merger/acquisition activities after taxes.

2.	Defined as book value per share, excluding intangible assets. Tangible book value per common share is calculated by dividing tangible shareholders’ equity (shareholders’ equity less preferred stock, goodwill and core deposit and leasehold right intangibles) by the total number of shares issued.
3.	Defined as nonperforming assets plus loans 90 days or more past due and still accruing divided by tangible common equity and reserves.

2016 Performance Goal Results

On February 7, 2017, the CNCG Committee met to determine whether Cash Incentive and Equity Incentive performance goals were met for 2016. The CNCG Committee reviewed each performance metric based upon financial results reported by the Company to determine what percent of the Target award level for each individual metric was achieved. The CNCG Committee then applied the weight which was assigned to each respective metric, as set out in the above charts and the 2016 MIP, in order to determine the weighted percent of the overall 2016 Target Incentive Opportunities that had been achieved. Performance between threshold – target – stretch, and corresponding payout opportunities, were determined using straight line interpolation (for example, performance exactly midway between threshold and target would result in a payout equal to 75% of target). The CNCG Committee made the following findings with respect to 2016 performance and the weighted percent of the overall 2016 Target Incentive Opportunities that had been achieved for each metric.

2016 Cash Incentive Performance Goal Results
Metric	2016 Performance	% of Target Goal	Weighted % of Overall Cash Target
“Core” Return on Average Assets	0.87%	97.91%	29.37%
Efficiency Ratio	57.75%	97.22%	29.17%
Average Total Deposits (Billions)	$2.469	150.00%	37.50%
Net Charge-Offs as % of Average Loans	(0.02)%	150.00%	22.50%

Total Weighted % of Target Cash Incentive Goals			118.54%

2016 Equity Incentive Performance Goal Results
Metric	2016 Performance	% of Target Goal	Weighted % of Overall Equity Target
Diluted “Core” Earnings Per Share	$1.41	122.87%	49.15%
Tangible Book Value per Share	$14.10	100.54%	40.21%
Texas Ratio	0.42%	150.00%	30.00%

Total Weighted % of Target Equity Incentive Goals			119.36%

While the Company achieved strong financial performance results for 2016, the $1.7 million in 2016 non-recurring charges for the enhancement of CUB’s Bank Secrecy Act and Anti-Money Laundering compliance program and to address CUB’s Consent Order with its bank regulatory agencies negatively impacted the NEOs’ overall 2016 performance goal results in a number of the performance categories.

Cash Incentive Performance Goal Results

The following graphs illustrate the 2016 Cash Incentive performance goal results for each of the four performance goal metrics used to determine the 2016 Cash Incentive awards:

For 2016, performance for “core” return on average assets was 0.87%, or, after applying linear interpolation, 97.91% of the Target goal for that metric, resulting in a weighted percentage of the overall Cash Target incentive of 29.37%. The Company achieved a full year 2016 efficiency ratio of 57.75%, or 97.22% of the Target goal for that metric, resulting in a weighted percentage of the overall Cash Target incentive of 29.17%. In 2016, the Company had record average total deposits of $2.469 billion, resulting in the achievement of the Stretch award level, or 150% of the Target goal for that metric and a weighted percentage of the overall Cash Target incentive of 37.50%. The Company’s net charge-offs as a percentage of average loans for 2016 was (0.02)%, which was above the Stretch level and resulted in a payout of 150% of the Target goal for that metric, resulting in a weighted percentage of the overall Cash Target incentive of 22.50%.

Equity Incentive Performance Goal Results

The following graphs illustrate the 2016 Equity Incentive performance goal results for each of the three performance goal metrics used to determine the 2016 Equity Incentive awards:

Performance for diluted “core” earnings per share was $1.41 per share, or, after applying linear interpolation, 122.87% of the Target goal for that metric, resulting in a weighted percentage of the overall Equity Target incentive of 49.15%. For 2016, the Company’s tangible book value was $14.10 per share, resulting in the achievement of 100.54% of the Target goal for that metric and a weighted percentage of the overall Equity Target incentive of 40.21%. The Company’s Texas ratio for 2016 was 0.42%, resulting in the achievement of the Stretch award level, or 150% of the Target goal for that metric and a weighted average percentage of the overall Equity Target incentive of 30%.

The Equity and Incentive Plan required that any impact related to an accounting change be excluded from MIP payout calculations. Accordingly, the calculations and associated payouts excluded the $1,436,571 positive impact to net income available to common shareholders related to the Company’s early adoption of ASU 2016-09 Compensation – Stock Compensation affecting the “core” return on average assets and diluted “core” earnings per share metrics.

Based upon achievement of the performance objectives described above, the CNCG Committee approved the following performance based incentive payments under the MIP without adjustment for 2016:

NEO	2016 Performance Based Incentive Payments
	Cash	Equity[1]	Total
David I. Rainer	$282,495	$341,350	$623,845
K. Brian Horton	$165,244	$162,233	$327,477
Anne Williams	$150,664	$147,918	$298,582
Karen Schoenbaum	$126,363	$95,431	$221,794
Anita Wolman	$126,363	$95,431	$221,794

1.	Equity is calculated as a dollar amount and shares actually granted are based on the closing price on February 7, 2017 and consisted of 9,078, 4,315, 3,934, 2,538, and 2,538 shares for Messrs. Rainer, and Horton, and Mses. Williams, Schoenbaum, and Wolman, respectively. Payouts of Equity Incentives were made in the form of a restricted stock award that vests 50% on the second Tuesday in December, 2017 (if the recipient remains continuously employed to that date), and the remaining 50% on the second Tuesday in December, 2018 (or May 1, 2018 for any recipient who has attained age 65 as of the payout date), provided that the recipient is continuously employed through the respective vesting date.

OTHER PRACTICES, POLICIES & GUIDELINES

Clawbacks

The 2016 MIP contains clawback provisions which are effective in the event that the Company is required to prepare an accounting restatement due to error, omission or fraud (as determined by the members of the board of directors who are considered “independent” for purposes of the listing standards of the NASDAQ). In such an event each “executive officer” must reimburse the Company for part or the entire “incentive award” made to such executive officer on the basis of having met or exceeded specific targets for performance periods. The Company may seek to reclaim incentives within a three-year period of the incentive payout. In addition, any award that is subject to recovery under any law, government regulation or stock exchange listing requirement, will be subject to such deductions and c1awback as may be required to be made pursuant to such law, government regulation or stock exchange listing requirement (or any policy adopted by the Company pursuant to any such law, government regulation or stock exchange listing requirement).

401(k) Plan

The Company has established a contributory 401(k) defined contribution plan covering substantially all employees. The plan allows eligible employees to contribute a portion of their income to the plan on a tax-favored basis and to invest their plan accounts tax free until retirement. Participants are 100% vested in their own deferrals. In 2016, the Company made a discretionary matching contribution of $0.50 for each dollar a participant elected to defer up to a maximum discretionary matching contribution of 2.5% of compensation. The decision to make a discretionary matching contribution is made on an annual basis. The Company may also make discretionary “profit sharing contributions.” Discretionary matching and profit sharing contributions vest 20% per year of employment, beginning on the first anniversary of employment.

Salary Continuation Benefit

Retention is an important element in the consistency and continuity of the execution of the Company’s strategy. Unexpected turnover in key executive positions can be disruptive and is a potential threat to the

Company’s progress. As a means to retain the services of the NEOs, the Company has entered into a salary continuation agreement (“SCA)”) with each of Messrs. Rainer and Horton, and Mses. Williams, Schoenbaum and Wolman. The SCAs are designed to reward long-term contribution to the Company by providing retirement benefits in exchange for continued service during a prescribed vesting period. The SCAs provide the NEOs with an annual retirement benefit (payable in monthly installments) for fifteen years (eight in the case of Ms. Wolman plus two additional years for each year she continues in the Company’s employ following attainment of age 65, up to a maximum of 15 years) following their retirement from the Company. The annual retirement benefit is earned and vested over time as a key element of the Company’s retention strategy. All rights to the retirement benefits under the SCAs are currently vested for the NEOs. The NEOs are entitled to reduced retirement benefits if they leave the Company’s employ prior to age 65. In the event that a termination of employment occurs within 24 months following a Change of Control of the Company, the NEOs become entitled to receive the full retirement benefits that are payable under the SCAs at age 65. The SCAs also provide a death benefit in the event an NEO dies while employed by the Company. For additional information on salary continuation benefits, see “— Pension Benefits Table” below.

Other Perquisites and Benefits

Certain Company NEOs were provided with memberships in various clubs and organizations, primarily for business development purposes. The CNCG Committee believes memberships in these clubs and organizations are in the best interest of the Company in that it allows our executives to foster business relationships within the communities we serve. For additional information on benefits and perquisites, see “— Summary Compensation Table” below.

Impact of Accounting and Tax Treatments of Executive Compensation

Tax Considerations

Section 162(m) of the Internal Revenue Code limits the allowable deduction for compensation paid or accrued with respect to the Chief Executive Officer and each of the three other most highly compensated executive officers (excluding the chief financial officer) of a publicly held corporation to no more than $1 million per year. Compensation may be exempt from this deduction limitation, including certain performance-based compensation paid under a plan administered by a committee of outside directors, which has been approved by shareholders. The CU Bancorp 2007 Equity and Incentive Plan, as amended and restated, provides the Company the authorization to issue performance-based compensation awards which are exempt from the limits of 162(m).

In light of Section 162(m), and the authorization for performance-based compensation that is not subject to the deduction limits of 162(m) contained in the Equity and Incentive Plan, it is the CNCG Committee’s practice to maximize the tax deductibility of compensation paid to our executive officers when the $1 million threshold becomes an issue. However, the CNCG Committee retains the discretion to award compensation that may not fall within the performance-based compensation exemption where doing so is in the best interests of the Company and its shareholders.

Accounting Considerations

Accounting considerations play an important role in the design of the Company’s executive compensation programs. Accounting rules require the Company to expense the fair value of restricted stock awards and the estimated fair value of stock option grants which reduces the amount of its reported profits. The CNCG Committee considers the amount of this expense in determining the amount of equity compensation awards.

Risk of Compensation Programs

The CNCG Committee periodically reviews our compensation programs to ensure that they are not encouraging unnecessary or excessive risk taking. Over time, adjustments have been made to our incentive arrangements to incorporate elements that help to mitigate risk. For example, both the 2015 and 2016 MIPs include balanced performance goals (including asset/credit quality), caps on maximum incentive payout and clawback provisions. They further provide the CNCG Committee the ability to exercise discretion to adjust the payments as needed to reflect the business environment and market conditions that may affect the Company’s performance and incentive plan funding. The CNCG Committee will continue to monitor our compensation programs and make adjustments as it sees appropriate, but the CNCG Committee does not believe that our compensation programs promote significant risk taking or that the Company’s policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.

COMPENSATION COMMITTEE REPORT

This report of the CNCG Committee shall not be deemed to be “soliciting material” or to be “filed” or incorporated by reference into any filing by us under either the Securities Act or the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or we specifically incorporate this report by reference therein. .

The CNCG Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” section of this Form 10-K/A. Based on our review and discussions, we have recommended to the board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Compensation, Nominating and Corporate Governance Committee of the board of directors of CU Bancorp:

Eric Kentor, Chairman

Roberto Barragan

David Holman

Daniel Selleck

Charles Sweetman

April 21, 2017

Executive Compensation of CU Bancorp

Summary Compensation Table

The following table sets forth, for the fiscal years ended December 31, 2016, 2015, and 2014, compensation information for services in all capacities to the Company for (i) the Chief Executive Officer, (ii) the Chief Financial Officer, and (iii) the other three most highly compensated executive officers who were serving as executive officers at the end of 2016 and whose total compensation in 2016 exceeded $100,000 (collectively, the “Named Executive Officers” or “NEOs”).

Name and Principal Position	Year	Salary	Stock Awards[1]	Non-Equity Incentive Plan Compensation[2]	Change to Pension Value and Nonqualified Deferred Compensation Earnings[3]	All Other Compensation[4]	Total
		$	$	$	$	$	$
David I. Rainer, Chief Executive Officer	2016 2015 2014	475,284 461,250 450,000	341,333 1,191,214 271,586	282,495 246,977 225,000	293,776 258,785 179,242	51,153 54,810 52,052	1,444,041 2,213,036 1,177,880

K. Brian Horton,	2016	347,519	162,244	165,244	149,337	23,497	847,841
President	2015	340,000	156,611	135,545	119,888	23,863	775,907
	2014	28,333	390,400	—	621	1,159	420,513

Anne A. Williams,	2016	316,856	147,918	150,664	133,433	24,108	772,979
Executive Vice President,	2015	307,750	530,193	131,721	123,073	22,511	1,115,248
Chief Credit Officer and	2014	301,000	118,436	120,000	113,900	22,168	675,504
Chief Operating Officer

Anita Y. Wolman,	2016	265,750	95,429	126,363	185,324	22,539	695,405
Executive Vice President,	2015	257,750	350,189	110,476	174,856	37,415	930,686
Chief Administrative Officer,	2014	251,000	75,554	100,000	157,918	13,427	597,899
General Counsel and
Corporate Secretary

Karen A. Schoenbaum,	2016	265,750	95,429	126,363	60,897	35,183	583,622
Executive Vice President and	2015	257,750	266,189	110,476	56,395	27,206	718,016
Chief Financial Officer	2014	251,000	75,554	100,000	52,312	35,433	514,299

1.	The amounts in this column represent the grant date fair value of restricted stock awards issued to the Company Named Executive Officers in the year of grant as calculated in accordance with ASC Topic 718. Fair value is calculated by multiplying the number of shares subject to the award by the NASDAQ closing price per share on the date the award was granted. Included in this column for 2016 are restricted stock awards issued under the Company’s 2016 Management Incentive Plan which represent performance-based awards. In February 2017, each of Mr. Rainer, Mr. Horton, Ms. Williams, Ms. Wolman, and Ms. Schoenbaum was granted restricted common stock awards of 9,078, 4,315, 3,934, 2,538, and 2,538 shares, respectively. The grant date fair value of such shares is $341,333, $162,244, $147,918, $95,429, and $95,429, respectively for the services performed in 2016.
2.	Non-Equity Incentive Plan Compensation reported in this column for 2016 was paid in the first quarter of 2017 and includes cash compensation under the Company’s 2016 Management Incentive Plan, a performance-based plan, as discussed previously in “The 2016 Management Incentive Plan”.
3.

The amounts in this column represent the salary continuation plan accruals, i.e., the total change for each year in the accrued liability balance established with respect to the benefit obligation associated with the post-retirement salary continuation agreement of each Company named executive officer. The salary continuation plan was established in October 2012 and is evidenced by individual salary continuation agreements entered into with each Company named executive officer. See “– Pension Benefits” and “– Potential Payments Upon Termination or Change of Control” for more information about the salary continuation agreements. There were no above-market or preferential earnings on non-qualified deferred compensation accounts. The Company maintains an account for each deferred compensation plan participant that includes deferred compensation and any earnings thereon.
4.	See “– All Other Compensation” table that follows for details of these amounts.

All Other Compensation

The amounts disclosed in the “All Other Compensation” column of the Summary Compensation Table above consist of:

Name	Year	Automobile Allowance	Long-term Disability & Executive Medical Premiums[1]	Country Club Dues and Membership Fees[2]	401(k) Employer Contributions[3]	Other[4]	Total
		$	$	$	$	$	$
David I. Rainer	2016	9,000	5,432	30,096	6,625	—	51,153
	2015	9,000	5,690	32,170	7,950	—	54,810
	2014	9,000	5,497	29,755	7,800	—	52,052

K. Brian Horton	2016	—	4,212	12,660	6,625	—	23,497
	2015	—	3,253	12,660	7,950	—	23,863
	2014	—	104	1,055	—	—	1,159

Anne A. Williams	2016	9,000	5,303	3,180	6,625	—	24,108
	2015	9,000	5,561	—	7,950	—	22,511
	2014	9,000	5,368	—	7,800	—	22,168

Anita Y. Wolman	2016	7,961	7,953	—	6,625	—	22,539
	2015	—	5,330	—	7,950	24,135	37,415
	2014	—	5,627	—	7,800	—	13,427

Karen A. Schoenbaum	2016	9,000	4,183	—	6,625	15,375	35,183
	2015	9,000	4,256	—	7,950	6,000	27,206
	2014	9,000	4,152	—	7,800	14,481	35,433

1.	The premiums paid for health care benefits, dental care benefits, vision care benefits, short-term disability benefits, and long-term disability benefits are available to all employees of the Company and CUB and do not discriminate in favor of executives and are therefore not included in the above table. Included in this amount in the table above are: (a) the premiums related to supplemental long-term disability coverage for Named Executive Officers that is not available to all Company and CUB employees, including the premiums CUB pays for a base amount for certain eligible employee’s long-term care benefits, where any additional coverage elected by the employee above the base amount is paid by the employee; (b) All Senior Vice Presidents and above, including the Company Named Executive Officers, receive identical life insurance benefits providing life insurance coverage in the amount of three times of their salaries, up to a maximum of $300,000. Annual premium expense in excess of the base amount of $50,000 of insurance coverage is treated as imputed income to the employee; (c) Executive medical examinations are offered only to executive officers of the Company and CUB and the associated cost is included as additional compensation in the table above.

2.	The amounts in this column reflect country club dues and membership fees, a significant portion of which relates to business-related entertainment and business development.
3.	In 2014 and 2015, 401(k) employer contributions are fifty cents ($0.50) for each dollar an employee has elected to defer up to a maximum matching contribution of 3% of compensation, subject to an IRS limitation. In 2016, the Company matched fifty cents ($0.50) for every dollar the employee contributed to the plan, up to a maximum match of 2.5% of the employee’s eligible compensation subject to an IRS limitation.
4.	The amounts in this column represent the cash value of vacation accruals which were paid out to the Named Executive Officer.

Grants of Plan-Based Awards for 2016

The following table sets forth certain information regarding awards granted under the Equity and Incentive Plan to the Company Named Executive Officers during 2016. Each of the awards granted to the Named Executive Officers for 2016 under the Equity and Incentive Plan were granted pursuant to the 2016 MIP, and included both non-equity performance based incentive awards payable in the form of cash, and equity performance based incentive awards payable in the form of restricted stock vesting over a two-year period following the end of 2016. No stock option awards were granted to the Company Named Executive Officers during 2016.

	Grant Date	Estimated Possible Non-Equity Incentive Payout, Threshold [1,2]	Estimated Possible Non-Equity Incentive Payout, Target [1,2]	Estimated Possible Non-Equity Incentive Payout, Maximum [1,2]	Estimated Possible Equity Incentive Payout, Threshold[1,3]	Estimated Possible Equity Incentive Payout, Target[1,3]	Estimated Possible Equity Incentive Payout, Maximum[1,3]
		($)	($)	($)	($)	($)	($)
David I. Rainer	3/11/16	119,156	238,313	357,469	142,988	285,975	428,963
K. Brian Horton	3/11/16	69,700	139,400	209,100	67,958	135,915	203,873
Anne A. Williams	3/11/16	63,550	127,100	190,650	61,961	123,923	185,884
Anita Y. Wolman	3/11/16	53,300	106,600	159,900	39,975	79,950	119,925
Karen A. Schoenbaum	3/11/16	53,300	106,600	159,900	39,975	79,950	119,925

1.	Please refer to the “2016 Management Incentive Plan” section in the Compensation Discussion and Analysis above for a discussion of the 2016 Management Incentive Plan and the performance measures on which the payout of non-equity and equity incentive awards granted pursuant to it are based.
2.	Threshold refers to the minimum amount payable for a certain level of performance under the plan; Target refers to the amount payable if the specified performance targets are reached; Maximum amount represents the full incentive potential or the maximum payout possible under the plan. The actual amounts paid out in 2017 for 2016 performance is reported in the Summary Compensation Table in the column “Non-equity Incentive Plan Compensation.”
3.	The “Estimated Possible Equity” incentive payouts columns represent the threshold, target and maximum fair market value of the number of shares of voting common stock which the recipient could be entitled for satisfaction of the respective performance measures to which each award is subject. The amount of the awards are determined in dollars (as reflected in the table), and are then converted to shares of restricted stock, based on the closing price per share of the Company’s stock on February 7, 2017. The value and number of shares awarded in 2017 for 2016 performance is reported in the Summary Compensation Table in the column “Stock Awards” and the note to such column.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table sets forth certain information regarding the holdings of stock options and restricted stock by the Company Named Executive Officers at December 31, 2016. The options were granted pursuant to the Equity and Incentive Plan.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested
	(#)	($)		(#)		($)
David I. Rainer	23,333	16.00	9/24/17	4,434	[2]	158,737
	—	—	—	7,753	[5]	277,557
	—	—	—	40,000	[3]	1,432,000

K. Brian Horton	—	—	—	10,000	[1]	358,000
	—	—	—	3,457	[5]	123,761

Anne A. Williams	—	—	—	1,934	[2]	69,237
	—	—	—	18,000	[4]	644,400
	—	—	—	3,359	[5]	120,252

Anita Y. Wolman	—	—	—	1,234	[2]	44,177
	—	—	—	12,000	[4]	429,600
	—	—	—	2,167	[5]	77,579

Karen A. Schoenbaum	—	—	—	1,234	[2]	44,177
	—	—	—	8,000	[4]	286,400
	—	—	—	2,167	[5]	77,579

1.	Restricted Stock granted on December 1, 2014 vests at a rate of 50% on the second anniversary of the grant and 25% annually thereafter.
2.	Restricted Stock granted on December 18, 2014 vests at a rate of 33.33% annually, commencing on the first anniversary of grant.
3.	Restricted Stock Units granted on March 19, 2015 vests at a rate of 50% on the second anniversary of grant and 25% annually thereafter. The vesting and delivery of such shares will be deferred to the earliest date where the Company reasonably anticipates that such deduction will not be subject to Internal Revenue Code Section 162(m).
4.	Restricted Stock granted on March 19, 2015 vests at a rate of 50% on the second anniversary of grant and 25% annually thereafter.
5.	Restricted Stock granted on February 2, 2016 vests at a rate of 50% on December 13, 2016 and 50% on December 12, 2017.

Option Exercises and Stock Vested in 2016

The following table sets forth certain information regarding the exercise of stock options and the vesting of restricted stock granted under the 2005 Stock Option Plan, the 1st Enterprise Bank 2006 Stock Incentive Plan, and the Equity and Incentive Plan to the Company Named Executive Officers. The dollar figures in the table below reflect the difference between the value of our shares and exercise price on the exercise date for option awards and the value of our shares on the vesting date of the restricted stock awards.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
	#	$	#	$
David I. Rainer	60,000	594,700	21,986	626,548
K. Brian Horton[1]	49,768	789,116	13,457	393,890
Anne A. Williams	8,500	134,725	8,543	252,000
Anita Y. Wolman	—	—	6,151	179,542
Karen A. Schoenbaum	—	—	6,151	179,542

1.	Mr. Horton received options to purchase Company stock as a result of the acquisition of 1st Enterprise. The stock options were granted initially under the 1st Enterprise Bank 2006 Stock Incentive Plan which was adopted by the Company in connection with the acquisition for the sole purpose of providing replacement stock options to 1st Enterprise officers and directors. The stock options exercised by Mr. Horton were granted in June 2006 and were scheduled to expire in June 2016.

From January of 2016 to April of 2016, Mr. Horton exercised all of his remaining stock options. The options were scheduled to expire in June 2016, and were exercised pursuant to a Rule 10b5-1 trading plan that Mr. Horton entered into in September 2015.

In December of 2016, Ms. Williams exercised all of her remaining stock options. The stock options were scheduled to expire in April 2017, and were exercised pursuant to a Rule 10b5-1 trading plan that Ms. Williams entered into in November 2016.

In December of 2016, Mr. Rainer exercised 60,000 stock options. The stock options were scheduled to expire in February 2017, and were exercised pursuant to a Rule 10b5-1 trading plan that Mr. Rainer entered into in November 2016. In March of 2017, Mr. Rainer exercised all of his remaining stock options. The stock options were scheduled to expire in September 2017, and were exercised pursuant to a Rule 10b5-1 trading plan that Mr. Rainer entered into in January 2017.

Executive Salary Continuation Plan

Each of Messrs. Rainer and Horton, and Mses. Williams, Schoenbaum and Wolman is eligible to participate in a salary continuation plan or salary continuation agreement (“SCA”) designed to reward long-term contribution to the Company. In February 2015, the CNCG Committee approved Mr. Horton’s participation in the SCA and an increase in Mr. Rainer’s annual benefit under the program. The SCAs provide the NEOs with an annual retirement benefit (payable in monthly installments) for fifteen years (eight in the case of Ms. Wolman plus two additional years for each year she continues in the Company’s employ following attainment of age 65, up to a maximum of 15 years) following their retirement from the Company. The annual retirement benefit is earned and vested over time as a key element of the Company’s retention strategy. All rights to the retirement benefits under the SCAs are currently vested for the NEOs. The NEOs are entitled to a reduced retirement benefit if they leave the Company’s employ prior to age 65. In the event a termination of employment occurs within 24 months following a Change of Control of the Company, the NEOs become entitled to receive the full retirement benefits that are payable under the SCAs at age 65. The SCAs also provide a death benefit in the event an NEO dies while employed by the Company. For additional information on salary continuation benefits, see “— Pension Benefits Table” below.

Pension Benefits
Name	Plan Name	Number of Years Credited Service[1]	Present Value of Accumulated Benefit[2]
David I. Rainer	Salary Continuation Agreement	n/a	$937,652
K. Brian Horton	Salary Continuation Agreement	n/a	$256,274
Anne A. Williams	Salary Continuation Agreement	n/a	$501,268
Anita Wolman	Salary Continuation Agreement	n/a	$698,296
Karen Schoenbaum	Salary Continuation Agreement	n/a	$229,840

1.	Benefits due under the salary continuation agreements are set forth in the plan documents for each participant and are not determined by a formula based on years of service.
2.	Represents the cumulative amount accrued with respect to the salary continuation agreements for each of the Named Executive Officers as of December 31, 2016. Monthly charges are made to accrue for these post-retirement benefit obligations in a systematic and orderly way using an appropriate discount rate, such that the accrued liability balance at the participant’s retirement date will be equal to the then present value of the benefits promised under the salary continuation agreement. During 2016, we used a 4.75% discount rate.

Premier Commercial Bank, National Association Salary Continuation Agreement

As a condition of the merger with Premier Commercial Bank, the Company agreed to continue to provide specified benefits following the merger to Kenneth Cosgrove under a Salary Continuation Agreement. Mr. Cosgrove had been the Chief Executive Officer of Premier Commercial Bank, National Association prior to its merger with the Company, and had entered into a Salary Continuation Agreement on April 1, 2004. Under the Salary Continuation Agreement, Mr. Cosgrove was entitled to receive a $75,000 annual benefit (in twelve monthly installments) beginning on the first day of the month following Mr. Cosgrove’s sixty-fifth birthday. The annual benefit will be paid to Mr. Cosgrove for fifteen years. Mr. Cosgrove achieved the age of 65 on June 11, 2012 and began receiving his annual benefit (in monthly installments) on July 1, 2012. Mr. Cosgrove will continue to receive his annual benefit through June 2027. On December 31, 2015 and 2016, Mr. Cosgrove’s Salary Continuation Agreement had a net present value of $749,339 and $694,110 respectively, resulting in a $55,229 net decrease to the value of his Salary Continuation Agreement. The decrease is comprised of $19,771 in accruals, minus Mr. Cosgrove’s $75,000 annual benefit. Changes to the value of Mr. Cosgrove’s Salary Continuation Agreement are not reported on the below Director Compensation Table because Mr. Cosgrove’s annual benefit is not associated with his service to the Company as a Director.

Potential Payments upon Termination or Change-In-Control

Employment Agreements

The Company does not currently have any employment agreements with its named executive officers. As of December 31, 2016, there were no contractual or other payments due or payable upon termination except as set forth under the CU Bancorp 2012 Change in Control Severance Plan and the Executive Salary Continuation Plan.

Treatment of Outstanding Stock Options upon Termination or Change-In-Control

The following discussion addresses the effect upon stock options issued under the Equity and Incentive Plan in the event of a termination or Change of Control of the Company. Besides Mr. Rainer, who exercised all of his remaining stock options in March 2017 pursuant to a Rule 10b5-1 trading plan, the Named Executive Officers did not have any outstanding stock options as of December 31, 2016 under the Equity and Incentive Plan.

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

Liquidation or Change of Control

Options granted under the Equity and Incentive Plan are subject to a provision that takes effect upon a plan of dissolution, liquidation, reorganization, merger, consolidation or sale of substantially all of the assets of the Company to another corporation. Under the agreements in connection with grants under the Equity and Incentive Plan, prior to the occurrence of any such Change of Control, all options granted under the plan may become immediately exercisable, may be assumed by the successor or may be cashed out. There are no special benefits related to stock options which apply only to the Named Executive Officers. The provisions described above apply to all employee stock options.

Treatment of Outstanding Restricted Stock Upon Termination or Change-In-Control

In the event the holder of restricted stock or restricted stock units ceases to be affiliated with the Company for any reason, other than a Change of Control, the Participant forfeits to the Company any shares which remain subject to vesting conditions as of the date of service. Upon a change of control, pursuant to the restricted stock grant agreements, the vesting of the shares accelerates immediately prior to the consummation of the Change of Control. There are no special benefits related to restricted stock which apply only to the Named Executive Officers.

Treatment of 2017 Management Incentive Plan Upon Change-in-Control

In the first quarter of 2017, the CNCG Committee approved a 2017 Management Incentive Plan (“2017 MIP”), which provided a set of goals and metrics for annual incentive compensation to be paid to our NEOs for 2017, and which was designed to continue to strengthen the Company’s pay-for-performance culture, drive growth and profitability, and support our principles of safety and soundness. Under the 2017 MIP, in the event of a 2017 Change of Control, incentive performance award payments will be determined and payable based on the Target levels for the

Cash Incentive Awards and Equity Incentive Awards. In order for an executive participating in the 2017 MIP to receive an incentive performance award following a Change of Control, he or she must be employed by the Company on the day prior to the Change of Control. Cash Incentive Award payments will be paid on a prorated basis, based on the number of days in 2017 prior to the Change of Control divided by 365. Equity Incentive Awards will be paid in full, based on the Target award level. The CNCG Committee has the discretion to deliver payment of the Target Equity Incentive award in cash or in unrestricted stock.

The 2016 MIP contained a similar Change of Control provision, but provided for the Cash Incentive Award payout to be based on the larger payout resulting from the Target award level or actual performance as of the date of the Change of Control.

Change-In-Control Severance Plan

To ensure the continuity of management in the event of a Change of Control, the Company has adopted a Change of Control Plan, or CIC Plan, which provides severance compensation to executive officers upon termination of employment within 24 months following a Change of Control of the Company. The purpose of the CIC Plan is to assist in recruiting, encourage retention and minimize the uncertainty and distraction caused by the potential for acquisitions and to allow our executive officers to focus on performance by providing transition assistance if there is a Change of Control. In addition, the program is intended to align executive and shareholder interests by enabling the executive officers to consider corporate transactions that are in the best interests of the shareholders and other constituents of the Company without undue concern over whether the transactions may jeopardize the executive’s own employment. The CIC Plan requires that there be a Change of Control and a termination of employment (voluntary or involuntary) thereafter, and that the executive sign a release, for benefits to be available. Additionally, under the Company’s existing equity plans and agreements, as well as the CIC Plan, all outstanding unvested stock options or restricted stock would vest upon a Change of Control. Payments under the CIC Plan have not influenced the CNCG Committee decisions with respect to other aspects of the Named Executive Officers’ compensation because the CNGC Committee has believed since inception of the CIC Plan that payments following termination of service might never occur, while payment for services rendered provide an immediate benefit which enhances shareholder value.

As severance benefits under the CIC Plan, CEO Rainer is eligible to receive three (3) times his Compensation and the other Named Executive Officers are eligible to receive two (2) times Compensation. Under the CIC Plan, “Compensation” is defined as the base salary in effect on the date of any employee’s termination of employment plus the average of: (i) the Bonus paid or payable for the most recently completed full fiscal year performance period prior to the date of the executive’s termination of employment, and (ii) the Bonus paid for the full fiscal year performance period completed immediately prior to the full fiscal year performance period described in subsection (i) above. The term “Bonus”, as used in the CIC Plan, includes the annual incentives paid under the MIP. In addition to the cash severance compensation, the executive is entitled to 24 months of reimbursement for any COBRA premiums paid for 24 months following termination.

Any severance benefits under the CIC Plan that would constitute “Parachute Payments” within the meaning of Internal Revenue Code (“IRC”) Section 280G will be reduced in order to result in no portion of such payments being subject to the excise tax imposed by IRC Section 4999. In addition, pursuant to IRC Section 409A in certain circumstances payments will be delayed for a period of six months following a participant’s termination of employment. In such event, the severance benefits will be contributed to a “rabbi trust” for the benefit of the participant and paid at the expiration of the six month period.

As previously discussed in this report, on April 5, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PacWest Bancorp (“PacWest”), wherein CU Bancorp will merge with and into PacWest (the “Merger”), with PacWest surviving the Merger. Immediately following the Merger, the Company’s wholly-owned bank subsidiary, California United Bank, will merge with and into PacWest’s wholly-owned bank subsidiary, Pacific Western Bank (the “Bank Merger”). Pacific Western Bank will be the surviving bank in the Bank Merger. The Merger Agreement was approved and adopted by the Board of Directors of each of CU Bancorp and PacWest. The Merger, when effected, will constitute a Change of Control under the CIC Plan.

Executive Salary Continuation Plan and Employment Termination

In the event a participating executive dies while employed by the Company and prior to receiving payments under the SCA, the executive’s beneficiaries will be entitled to the greater of: (i) the executive’s accrual balance in the plan at the date of death, or (ii) the net death benefit the Company receives on life insurance policies owned on the executive which are specifically listed in the agreement relative to the plan. “Net death benefit” is the total death proceeds of the life insurance policy, less the cash surrender value of the policies on the date of the executive’s death. If a participating executive’s termination of employment occurs prior to normal retirement age, other than by reason of death or a Change of Control, the executive is entitled to 100% of the Present Value of Accumulated Benefit shown in the section above entitled “Executive Salary Continuation Plan”. In the event a participating executive’s employment is terminated within 24 months of a Change of Control the executive will be entitled to the normal retirement benefit under the plan upon attaining the specified normal retirement age.

Termination Payments and Benefits for CU Bancorp Named Executive Officers

The following calculations are based on a hypothetical triggering event occurring on December 31, 2016 at the actual closing market price of the Company’s Common stock as of such date. None of the NEO’s have employment contracts with the Company. The amounts set forth under Change of Control include payments under the CIC Plan, as well as accelerated vesting of restricted stock and stock options to the extent set forth in such plans and agreements. Also included are benefits under the SCAs and incentive performance payments under the MIP to the extent that they are triggered by the triggering event. See footnotes for additional information.

David I. Rainer	Change in Control Agreement Cash Severance ($)	Change in Control Agreement COBRA ($)	Salary Continuation Agreement ($)	Acceleration of Restricted Stock or Restricted Stock Units ($)	Non-Equity Bonus Pursuant to MIP[4] ($)	Value of Equity Bonus Pursuant to MIP[5] ($)	Total ($)
Termination by CU Bancorp without “Cause”[1]	0	0	937,652	0	0	0	937,652
Termination by Executive other than following a Change of Control[1]	0	0	937,652	0	0	0	937,652
Termination within 24 Months following a Change of Control[2,3]	2,152,858	55,529	1,484,087	1,868,271	238,313	285,975	6,085,032
Payments upon a Change of Control (not followed by termination)	0	0	0	1,868,271	238,313	285,975	2,392,558
Retirement[1]	0	0	937,652	0	0	0	937,652
Death[1]	0	0	937,652	0	0	0	937,652
Disability[1]	0	0	937,652	0	0	0	937,652

1.	Represents the accrued liability as of December 31, 2016, payable in lump sum following termination of employment unless the NEO has attained age 65 where in such case the amount is payable in monthly installments over 15 years.
2.	The total amount payable following a Change of Control under all Agreements is limited to three times the average compensation paid to the Named Executive Officer during the five years (or shorter period) prior to the Change of Control. As a result, a $1,110,045 reduction was applied to the Cash Severance payable under the Change in Control Agreement.
3.	The amount payable under the Salary Continuation Plan represents the present value of the future payments payable at age 65 minus the accrued liability. The amount is the increase in the benefit under the Salary Continuation Plan that accrues when the termination is within 24 months following a Change in Control.
4.	Pursuant to the Change-in-Control provision of the 2016 MIP, the non-equity incentive award payout was determined at the Target award level, since actual performance would not have been determinable as of December 31, 2016.
5.	Pursuant to the Change-in-Control provision of the 2016 MIP, the equity incentive award payout was determined at the Target award level.

K. Brian Horton	Change in Control Agreement Cash Severance ($)	Change in Control Agreement COBRA ($)	Salary Continuation Agreement ($)	Acceleration of Restricted Stock or Restricted Stock Units ($)	Non-Equity Bonus Pursuant to MIP[4] ($)	Value of Equity Bonus Pursuant to MIP[5] ($)	Total ($)
Termination by CU Bancorp without “Cause”[1]	0	0	256,274	0	0	0	256,274
Termination by Executive other than following a Change of Control[1]	0	0	256,274	0	0	0	256,274
Termination within 24 Months following a Change of Control[2,3]	1,283,912	21,395	1,214,225	481,761	139,400	135,915	3,276,608
Payments upon a Change of Control (not followed by termination)	0	0	0	481,761	139,400	135,915	757,076
Retirement[1]	0	0	256,274	0	0	0	256,274
Death[1]	0	0	256,274	0	0	0	256,274
Disability[1]	0	0	256,274	0	0	0	256,274

1.	Represents the accrued liability as of December 31, 2016, payable in lump sum following termination of employment unless the NEO has attained age 65 where in such case the amount is payable in monthly installments over 15 years.
2.	The total amount payable following a Change of Control under all Agreements is limited to three times the average compensation paid to the Named Executive Officer during the five years (or shorter period) prior to the Change of Control. As a result, a $32,721 reduction was applied to the Cash Severance payable under the Change in Control Agreement.
3.	The amount payable under the Salary Continuation Plan represents the present value of the future payments payable at age 65 minus the accrued liability. The amount is the increase in the benefit under the Salary Continuation Plan that accrues when the termination is within 24 months following a Change in Control.
4.	Pursuant to the Change-in-Control provision of the 2016 MIP, the non-equity incentive award payout was determined at the Target award level, since actual performance would not have been determinable as of December 31, 2016.
5.	Pursuant to the Change-in-Control provision of the 2016 MIP, the equity incentive award payout was determined at the Target award level.

Anne A. Williams	Change in Control Agreement Cash Severance ($)	Change in Control Agreement COBRA ($)	Salary Continuation Agreement ($)	Acceleration of Restricted Stock or Restricted Stock Units ($)	Non-Equity Bonus Pursuant to MIP[4] ($)	Value of Equity Bonus Pursuant to MIP[5] ($)	Total ($)
Termination by CU Bancorp without “Cause”[1]	0	0	501,268	0	0	0	501,268
Termination by Executive other than following a Change of Control[1]	0	0	501,268	0	0	0	501,268
Termination within 24 Months following a Change of Control[2,3]	1,172,069	19,115	752,286	833,883	127,100	123,923	3,028,377
Payments upon a Change of Control (not followed by termination)	0	0	0	833,883	127,100	123,923	1,084,906
Retirement[1]	0	0	501,268	0	0	0	501,268
Death[1]	0	0	501,268	0	0	0	501,268
Disability[1]	0	0	501,268	0	0	0	501,268

1.	Represents the accrued liability as of December 31, 2016, payable in lump sum following termination of employment unless the NEO has attained age 65 where in such case the amount is payable in monthly installments over 15 years.
2.	The total amount payable following a Change of Control under all Agreements is limited to three times the average compensation paid to the Named Executive Officer during the five years (or shorter period) prior to the Change of Control. As a result, a $45,927 reduction was applied to the Cash Severance payable under the Change in Control Agreement.

3.	The amount payable under the Salary Continuation Plan represents the present value of the future payments payable at age 65 minus the accrued liability. The amount is the increase in the benefit under the Salary Continuation Plan that accrues when the termination is within 24 months following a Change in Control.
4.	Pursuant to the Change-in-Control provision of the 2016 MIP, the non-equity incentive award payout was determined at the Target award level, since actual performance would not have been determinable as of December 31, 2016.
5.	Pursuant to the Change-in-Control provision of the 2016 MIP, the equity incentive award payout was determined at the Target award level.

Karen A. Schoenbaum	Change in Control Agreement Cash Severance ($)	Change in Control Agreement COBRA ($)	Salary Continuation Agreement ($)	Acceleration of Restricted Stock or Restricted Stock Units ($)	Non-Equity Bonus Pursuant to MIP[4] ($)	Value of Equity Bonus Pursuant to MIP[5] ($)	Total ($)
Termination by CU Bancorp without “Cause”[1]	0	0	229,840	0	0	0	229,840
Termination by Executive other than following a Change of Control[1]	0	0	229,840	0	0	0	229,840
Termination within 24 Months following a Change of Control[2,3]	50,442	21,935	619,060	408,150	106,600	79,950	1,286,137
Payments upon a Change of Control (not followed by termination)	0	0	0	408,150	106,600	79,950	594,700
Retirement[1]	0	0	229,840	0	0	0	229,840
Death[1]	0	0	229,840	0	0	0	229,840
Disability[1]	0	0	229,840	0	0	0	229,840

1.	Represents the accrued liability as of December 31, 2016, payable in lump sum following termination of employment unless the NEO has attained age 65 where in such case the amount is payable in monthly installments over 15 years.
2.	The total amount payable following a Change of Control under all Agreements is limited to three times the average compensation paid to the Named Executive Officer during the five years (or shorter period) prior to the Change of Control. As a result, a $913,017 reduction was applied to the Cash Severance payable under the Change in Control Agreement.
3.	The amount payable under the Salary Continuation Plan represents the present value of the future payments payable at age 65 minus the accrued liability. The amount is the increase in the benefit under the Salary Continuation Plan that accrues when the termination is within 24 months following a Change in Control.
4.	Pursuant to the Change-in-Control provision of the 2016 MIP, the non-equity incentive award payout was determined at the Target award level, since actual performance would not have been determinable as of December 31, 2016.
5.	Pursuant to the Change-in-Control provision of the 2016 MIP, the equity incentive award payout was determined at the Target award level.

Anita Y. Wolman	Change in Control Agreement Cash Severance ($)	Change in Control Agreement COBRA ($)	Salary Continuation Agreement ($)	Acceleration of Restricted Stock or Restricted Stock Units ($)	Non-Equity Bonus Pursuant to MIP[4] ($)	Value of Equity Bonus Pursuant to MIP[5] ($)	Total ($)
Termination by CU Bancorp without “Cause”[1]	0	0	698,296	0	0	0	698,296
Termination by Executive other than following a Change of Control[1]	0	0	698,296	0	0	0	698,296
Termination within 24 Months following a Change of Control[2,3]	963,459	17,688	0	551,350	106,600	79,950	1,719,047
Payments upon a Change of Control (not followed by termination)	0	0	0	551,350	106,600	79,950	737,900
Retirement[1]	0	0	698,296	0	0	0	698,296
Death[1]	0	0	698,296	0	0	0	698,296
Disability[1]	0	0	698,296	0	0	0	698,296

1.	Represents the accrued liability as of December 31, 2016, payable in monthly installments over 8 years following termination of employment.
2.	The total amount payable following a Change of Control under all Agreements is limited to three times the average compensation paid to the Named Executive Officer during the five years (or shorter period) prior to the Change of Control.
3.	The amount payable under the Salary Continuation Plan represents the present value of the future payments payable at age 65 minus the accrued liability. The amount is the increase in the benefit under the Salary Continuation Plan that accrues when the termination is within 24 months following a Change in Control.
4.	Pursuant to the Change-in-Control provision of the 2016 MIP, the non-equity incentive award payout was determined at the Target award level, since actual performance would not have been determinable as of December 31, 2016.
5.	Pursuant to the Change-in-Control provision of the 2016 MIP, the equity incentive award payout was determined at the Target award level.

CU Bancorp Director Compensation

During 2016, all non-employee Directors received an annual retainer of $30,000 (paid quarterly) with the Bank’s Vice Chairman receiving an additional retainer of $5,000 annually. Chairs of the Audit & Risk and CNCG Committees received an additional retainer of $12,000 annually and the Chair of the Loan Committee received an additional retainer of $10,000 annually. Members of the Audit & Risk and CNCG Committees received an additional retainer of $3,000 annually, and members of the Loan Committee received an additional retainer of $2,400 annually The liaison to the management CRA Committee and the ALCO Committee received an additional retainer of $7,500 annually. All retainers are paid quarterly. The Lead Director receives an additional cash retainer of $12,000.

Non-Employee directors also receive an annual equity grant equal to $30,000, based on the closing price on the NASDAQ of the Company’s common stock on the date of the grant. The director equity is granted at the first Board meeting following the Company’s Annual Meeting of Shareholders. Each equity grant vests on the earlier of (i) one year from the date of grant; or (ii) the next Annual Meeting of Shareholders.

Directors are expected to attend at least 75% of all applicable meetings. Compensation paid to David I. Rainer and K. Brian Horton is not included in this table because they were all employees during 2016, and therefore received no additional compensation for their service as directors.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards[1] ($)	Total ($)
Roberto E. Barragan	$40,500	$30,000	$70,500
Charles Beauregard	$43,000	$30,000	$73,000
Kenneth Cosgrove	$38,150	$30,000	$68,150
David C. Holman	$45,000	$30,000	$75,000
Eric Kentor	$48,000	$30,000	$78,000
Jeffrey Leitzinger	$40,500	$30,000	$70,500
Roy A. Salter	$35,400	$30,000	$65,400
Daniel F. Selleck	$35,400	$30,000	$65,400
Charles H. Sweetman	$33,000	$30,000	$63,000
Kaveh Varjavand	$45,000	$30,000	$75,000

1.	The amounts in this column represent the grant date fair value of restricted stock awards issued to the directors by CU Bancorp with respect to 2016, as calculated in accordance with ACS Topic 718. The amounts reported in the above table do not include any estimates of forfeitures. Each Director was granted 1,120 shares of restricted stock on September 15, 2016. These shares of restricted stock vest on the earlier of the first anniversary date or the date of CU Bancorp’s 2017 Annual Shareholder Meeting.

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

Plan	Number of securities to be issued upon exercise of outstanding options (A)	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (A))
Equity Compensation Plans Approved by Security Holders:
2007 Equity and Incentive Compensation Plan	47,697	$12.69	441,571

Total	47,697	$12.69	441,571

As part of the merger with 1st Enterprise, the Company adopted the 1st Enterprise Bank 2006 Stock Incentive Plan, as amended (“2006 Stock Incentive Plan”), as its own equity plan and all stock options granted by 1st Enterprise thereunder were fully vested and exercisable and were converted to Company stock options on substantially the same terms, but adjusted to reflect the exchange ratio set forth in the Merger Agreement. At December 31, 2016, there were 24,364 options outstanding under the 2006 Stock Incentive Plan with a weighted-average exercise price of $9.53 per share. No new equity awards have been or will be granted under the 2006 Stock Incentive Plan.

Shareholdings of Management

The following table sets forth certain information as of April 26, 2017, concerning the beneficial ownership of the Company’s outstanding common stock: (i) by each of the directors of the Company; (ii) by each of the Company’s Named Executive Officers; and (iii) by all directors and executive officers of the Company as a group.

Name and Position Held	Number of Shares of Common Stock Beneficially Owned[1,2]		Percent of Class Beneficially Owned
Roberto E. Barragan Director	16,570	[3]	0.09%
Charles R. Beauregard Director	78,920	[4]	0.44%
Kenneth J. Cosgrove Director	305,743	[5]	1.71%
David C. Holman Director	172,097	[6]	0.96%
Eric S. Kentor Director	9,720	[7]	0.05%
Jeffrey J. Leitzinger, Ph.D. Director	84,854	[8]	0.48%
Roy Salter Director	68,025	[9]	0.38%
Daniel Selleck Director	38,120	[10]	0.21%
Charles S. Sweetman Director	64,370	[11]	0.36%
Kaveh Varjavand Director	2,370	[12]	0.01%
David I. Rainer Chairman of the Board & Chief Executive Officer	254,520	[13]	1.43%
K. Brian Horton President	137,800	[14]	0.77%
Anne A. Williams Executive Vice President, Chief Operating Officer & Chief Credit Officer	121,823	[15]	0.68%
Anita Y. Wolman Executive Vice President, Chief Administrative Officer, General Counsel, and Corporate Secretary	70,613	[16]	0.40%
Karen A. Schoenbaum Executive Vice President and Chief Financial Officer	48,338	[17]	0.27%

All Directors and Executive Officers as a Group (15 in number)	1,473,883		8.26%

1.	Includes shares beneficially owned, directly and indirectly, together with associates. Also includes shares held as trustee and held by or as custodian for minor children. Unless otherwise indicated, all shares are held as community property under California law or with sole voting and investment power, except to the extent that the shares have been made subject to a Voting Agreement entered into in connection with the Merger Agreement with PacWest.
2.	For all Directors and Executive Officers as a Group, there are no vested stock options held by such persons.
3.

Includes 15,370 shares owned as Trustee of the Roberto and Silvia Barragan Living Trust and 1,200 shares of Restricted Stock vesting on September 15, 2017. Except to the extent that shares have been made subject to a Voting Agreement entered into in connection with the Merger Agreement with PacWest, recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
4.	Includes 77,720 shares directly owned by Mr. Beauregard and 1,200 shares of Restricted Stock vesting on September 15, 2017. Except to the extent that shares have been made subject to a Voting Agreement entered into in connection with the Merger Agreement with PacWest, recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
5.	Includes 22,956 shares held in Mr. Cosgrove’s 401(k) account, 15,098 shares in Mr. Cosgrove’s self-directed IRA account, 19,885 shares in Carolyn Cosgrove’s self-directed IRA account, 246,604 shares held jointly with his spouse as Trustees of the Kenneth Cosgrove & Carolyn Cosgrove Family Trust and 1,200 shares of Restricted Stock vesting on September 15, 2017. Except to the extent that shares have been made subject to a Voting Agreement entered into in connection with the Merger Agreement with PacWest, recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
6.	Includes 170,897 shares directly owned by Mr. Holman and 1,200 shares of Restricted Stock vesting on September 15, 2017. Except to the extent that shares have been made subject to a Voting Agreement entered into in connection with the Merger Agreement with PacWest, recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
7.	Includes 8,520 shares held jointly with his spouse as Trustees of the Kentor Trust U/A Dtd 9/18/2002 and 1,200 shares of Restricted Stock vesting on September 15, 2017. Except to the extent that shares have been made subject to a Voting Agreement entered into in connection with the Merger Agreement with PacWest, recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
8.	Includes 83,654 shares directly owned by Mr. Leitzinger and 1,200 shares of Restricted Stock vesting on September 15, 2017. Except to the extent that shares have been made subject to a Voting Agreement entered into in connection with the Merger Agreement with PacWest, recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
9.	Includes 2,670 directly owned by Mr. Salter, 62,590 shares held jointly with his spouse as Trustee of the Roy and Traci Salter Living Trust, 1,565 shares in Mr. Salter’s self-directed IRA, and 1,200 shares of Restricted Stock vesting on September 15, 2017. Except to the extent that shares have been made subject to a Voting Agreement entered into in connection with the Merger Agreement with PacWest, recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
10.	Includes 1,270 shares directly owned by Mr. Selleck, 35,650 shares owned as Trustee of the Daniel F. Selleck Family Trust and 1,200 shares of Restricted Stock vesting on September 15, 2017. Except to the extent that shares have been made subject to a Voting Agreement entered into in connection with the Merger Agreement with PacWest, recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
11.	Includes 1,170 directly owned by Mr. Sweetman, 21,500 shares owned as trustee of the Charles H. Sweetman 1996 Trust, 22,100 shares owned as trustee of the Charles and Judy Sweetman Family Trust U/A dtd 4/25/2011, 2,000 shares owned by Sweetman Properties, LLC, 1,000 shares owned by his spouse as Trustee of the Judith Sweetman Trust, 3,400 shares as custodian under CUTMA for Kaylee J. Sweetman, 2,900 shares as custodian under CUTMA for Patrick C. Roche, 2,900 shares as custodian under CUTMA for Sophia Rose Sweetman trust, 1,000 shares as custodian under CUTMA for Emily K. Roche, 1,100 shares held by his spouse as custodian under CUTMA for Zachary A. Kosma, 1,100 shares held by his spouse as custodian under CUTMA for Marcus Oliver Kosma, 1,500 shares held by his spouse as custodian under CUTMA for Drake W. Radmacher, 1,500 shares held by his spouse as custodian under CUTMA for Ivy K. Radmacher, and 1,200 shares of Restricted Stock vesting on September 15, 2017. Except to the extent that shares have been made subject to a Voting Agreement entered into in connection with the Merger Agreement with PacWest, recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
12.	Includes 1,170 directly owned by Mr. Varjavand and 1,200 shares of Restricted Stock vesting on September 15, 2017. Except to the extent that shares have been made subject to a Voting Agreement entered into in connection with the Merger Agreement with PacWest, recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
13.	Includes 201,621 shares owned as Trustee of the David and Anne Rainer Trust, 31,634 shares owned by Mr. Rainer’s IRA and 21,265 shares of Restricted Stock with 12,292 shares of Restricted Stock vesting on December 12, 2017, 4,434 shares of Restricted Stock vesting on December 18, 2017 and 4,539 shares of Restricted Stock vesting on December 11, 2018. Except to the extent that shares have been made subject to a Voting Agreement entered into in connection with the Merger Agreement with PacWest, recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto. Mr. Rainer was granted 40,000 shares of Restricted Stock Unit (“RSU”) on March 19, 2015. Such grant is not included in this table. The shares of common stock underlying the 40,000 shares of RSU have not yet settled; however, 20,000 shares vested on March 19, 2017, 10,000 shares will vest on March 19, 2018 and 10,000 shares will vest on March 19, 2019. The 20,000 shares of RSU did not settle on March 19, 2017 as certain settlement conditions as stipulated in the RSU agreement with Mr. Rainer cannot be determined until a later date.
14.	Includes 70,444 shares owned as Trustee of the K. Brian Horton Trust, 49,584 shares owned directly by Mr. Horton and 17,772 shares of Restricted Stock with 5,000 shares of Restricted Stock vesting on December 1, 2017, 5,614 shares of Restricted Stock vesting on December 12, 2017, 5,000 shares of Restricted Stock vesting on December 1, 2018 and 2,158 shares of Restricted Stock vesting on December 11, 2018. Except to the extent that shares have been made subject to a Voting Agreement entered into in connection with the Merger Agreement with PacWest, recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
15.	Includes 103,596 shares directly owned by Ms. Williams and 18,227 shares of Restricted Stock with 5,326 Restricted Stock vesting on December 12, 2017, 1,934 shares of Restricted Stock vesting on December 18, 2017, 4,500 shares of Restricted Stock vesting on March 19, 2018, 1,967 shares of Restricted Stock vesting on December 11, 2018 and 4,500 shares of Restricted Stock vesting on March 19, 2019. Except to the extent that shares have been made subject to a Voting Agreement entered into in connection with the Merger Agreement with PacWest, recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
16.	Includes 5,200 shares owned by spouse’s IRA, 53,474 shares directly by Ms. Wolman and 11,939 shares of Restricted Stock with 3,436 shares of Restricted Stock vesting on December 12, 2017, 1,234 shares of Restricted Stock vesting on December 18, 2017, 3,000 shares of Restricted Stock vesting on March 19, 2018, 1,269 shares of Restricted Stock vesting on May 1, 2018 and 3,000 shares of Restricted Stock vesting on March 19, 2019. Except to the extent that shares have been made subject to a Voting Agreement entered into in connection with the Merger Agreement with PacWest, recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.
17.	Includes 38,399 shares owned directly by Ms. Schoenbaum and 9,939 shares of Restricted Stock with 3,436 shares of Restricted Stock vesting on December 12, 2017, 1,234 shares of Restricted Stock vesting on December 18, 2017, 2,000 shares of Restricted Stock vesting on March 19, 2018, 1,269 shares of Restricted Stock vesting on December 11, 2018 and 2,000 shares of Restricted Stock vesting on March 19, 2019. Except to the extent that shares have been made subject to a Voting Agreement entered into in connection with the Merger Agreement with PacWest, recipients of restricted stock have the ability to vote such shares, notwithstanding the restrictions applicable thereto.

Principal Shareholders and Change of Control

The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of December 31, 2016 by those persons known by the Company to own more than 5% of the outstanding Common Stock of the Company. The shareholder’s ownership percentage is based on 17,759,006 shares of common stock outstanding as of December 31, 2016. Other than Wellington Management Group LLP, The Banc Funds Company, L.L.C. and Basswood Capital Management, L.L.C., management of the Company does not know of any person who owns, beneficially or of record, more than 5% of the Company’s outstanding common stock.

Name and Address of Beneficial Owner	Number of Shares	% of Outstanding Stock Owned
Wellington Management Group LLP[1] c/o Welling Management Company LLP 280 Congress Street Boston, MA 02210	1,451,093	8.14%

The Banc Funds Company, L.L.C.[2] 20 North Wacker Drive Suite 3300 Chicago, IL 60606	1,170,453	6.56%

Basswood Capital Management, L.L.C.[3] 645 Madison Avenue, 10th Floor New York, NY 10022	907,410	5.09%

1.	Based on a Schedule 13G/A filed with the SEC on February 7, 2017. The Schedule 13G/A was filed jointly by Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP. The Schedule 13G/A reports shared voting power over 1,241,554 shares and shared dispositive power over all of the shares set forth in the table above.
2.	Based on a Schedule 13G/A filed with the SEC on February 14, 2017. The Schedule 13G/A was filed jointly by Banc Fund VI L.P., Banc Fund VII L.P., Banc Fund VIII L.P. and Banc Fund IX L.P., a group of Illinois limited partnerships under common control by The Banc Funds Company, L.L.C. The Schedule 13G/A reports sole voting and sole dispositive power over all of the shares.
3.	Based on a Schedule 13G/A filed with the SEC on February 8, 2017. The Schedule 13G/A was filed by Basswood Capital Management, L.L.C., Matthew Lindenbaum and Bennett Lindenbaum. The Schedule 13G/A reports shared voting and shared dispositive power over all of the shares.

As recently discussed, on April 5, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PacWest Bancorp (“PacWest”), wherein CU Bancorp will merge with and into PacWest (the “Merger”), with PacWest surviving the Merger. Immediately following the Merger, CU Bancorp’s wholly-owned bank subsidiary, California United Bank, will merge with and into PacWest’s wholly-owned bank subsidiary, Pacific Western Bank (the “Bank Merger”). Pacific Western Bank will be the surviving bank in the Bank Merger. The Merger Agreement was approved and adopted by the Board of Directors of each of CU Bancorp and PacWest.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During 2016, there were no existing or proposed, material transactions between the Company and of its executive officers, directors, or principal shareholders (beneficial owners of 5% or more of our Common Stock), or the immediate family or associates of any of the foregoing persons, except as indicated below.

Some of the Company’s directors and executive officers, as well as the companies with which such directors and executive officers are associated, are customers of, and have had banking transactions with CUB in the ordinary course of its businesses, and CUB expects to have such ordinary banking transactions with such persons in the future. All such transactions comply with the provisions of applicable federal and state law. At the present time, CUB has only three lending relationships with our directors and officers or entities controlled by any of our directors or officers. All such loans were made in the ordinary course of business; were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company and did not involve more than the normal risk of collectability or present other unfavorable features. We may also engage in banking (non-lending) transactions with corporations of which our directors or officers may own a controlling interest, or also serve as directors or officers. These transactions will also comply with the provisions of applicable federal and state law.

Related Party Transactions Policy

The Company has established and implemented Principles of Business Conduct & Ethics (“Principles”) applicable to members of the Board, officers and employees. This policy describes conflicts of interests and requires any conflict or potential conflict to be reported to the Company’s General Counsel. Waivers of the Principles may be granted only by the Board of Directors or a Board committee with specified delegated authority. The Company will disclose to its shareholders any such waivers as required by the Securities Exchange Act of 1934 and the rules and regulations thereunder and the applicable rules of the NASDAQ and on the Company’s website at www.cubancorp.com. As set out in the Compensation, Nominating and Corporate Governance Committee Charter, the Committee has authority to consider issues involving possible conflicts of interest of directors and the authority to consider for approval any related party transaction.

The Company has also established and implemented a policy, Transactions with Affiliated Companies, Federal Reserve Section 23A and Regulation W Policy C-403, to document and demonstrate its compliance with affiliate and related party covered transactions. The General Counsel is responsible for the oversight and enforcement of this policy; however, all CUB employees are also responsible and accountable for compliance. No transaction covered by this policy may be conducted without approval of the General Counsel with notice to the Chief Financial Officer, irrespective of materiality.

CUB has also established and implemented a policy to provide a framework to employees for understanding CUB’s compliance obligations under Regulation O: Loans to Executive Officers, Directors, and Principal Shareholders of Member Banks, 12 C.F.R. 215, and similar California statutes and regulations. Under this policy, any extension of credit to Insiders covered under Regulation O must be approved by the board of directors. The Insider to whom the credit facility will be granted, or who will benefit from the granting of the credit facility may not participate in the discussion or voting, nor may that Insider solicit directors to approve the credit. At all times, such extensions are structured and approved with terms commensurate with those of all other borrowers for similar types of loans and as required by Regulation O and similar California statutes and regulations.

Other than the lending transactions in the ordinary course discussed above, the Company currently has no related party transactions and no waivers have been granted for such transactions involving members of the Board or NEO’s.

Director Independence

During 2016, each of the Company’s directors, except Mr. Rainer, the Company and CUB’s Chairman and Chief Executive Officer, Mr. Horton, CUB’s President since December 1, 2014, and Ms. Williams, CUB’s Executive Vice President, Chief Operating Officer and Chief Credit Officer (who since December 1, 2014 served only on the California United Bank board of directors) was “independent,” as determined by the applicable listing requirements of the NASDAQ Stock Market. The NASDAQ Stock Market’s listing requirements provide that: (i) the audit committee be composed of independent directors; (ii) the chief executive officer’s compensation be determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iii) nominations of directors be selected by a majority of independent directors or by a nominating committee comprised solely of independent directors. None of Messrs. Rainer or Horton or Ms. Williams served on the Company’s Audit and Risk Committee or its Compensation, Nominating and Corporate Governance Committee. The Audit and Risk Committee, the Compensation, Nominating and Corporate Governance Committee, and the Regulatory Oversight Committee each consisted solely of independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Relationship with Independent Accountants

The firm of RSM US LLP (“RSM”) served as independent registered public accountants for the Bank and the Company from inception through December 31, 2016.

The following is a description of fees billed to the Company by RSM during the fiscal years ended December 31, 2016 and 2015.

Audit Fees

The aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2016, and 2015, including reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K, were $388,178 and $369,150, respectively.

Audit-Related Fees

The aggregate fees billed for services related to professional assurance and related services other than those noted above, includes services rendered in connection with acquisitions, offerings or other accounting matters for the fiscal years ended December 31, 2016 and 2015 were $9,500 and $13,000, respectively. The audit-related fees in 2015 related to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission in connection therewith.

Tax Fees

We did not engage RSM for tax compliance matters in 2016 and 2015.

All Other Fees

No other fees were billed by RSM in 2016 or 2015.

Pre-Approval Policies and Procedures

The Audit and Risk Committee has adopted a policy that requires advance approval of all audit and non-audit services provided by the independent auditors. All services performed by RSM for fiscal years 2016 and 2015 were pre-approved in accordance with the Audit and Risk Committee’s pre-approval guidelines. The Audit and Risk Committee has considered the provision of non-audit services provided by RSM to be compatible with maintaining the independence of RSM.

ITEM 15.	EXHIBITS

(a) and (c) Financial Statements and Schedules.

The Company’s consolidated financial statements are included under Part II, Item 8. “Financial Statements and Supplementary Data” of the Form 10-K. All schedules have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Financial Statements and related notes therein.

(b) Exhibits [Check exhibits to make sure all filed/referenced, including ones from most current Form 10-K.]

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and Among CU Bancorp and California United Bank and 1st Enterprise Bank Dated as of June 2, 2014[1]
2.2	Amendment No. 1 to Agreement and Plan of Merger [2]
2.3	Amendment No. 2 to Agreement and Plan of Merger [3]
2.4	Agreement and Plan of Merger, dated as of April 5, 2017, by and between PacWest Bancorp and CU Bancorp [4]
3.1	Articles of Incorporation of CU Bancorp [5]
3.2	Bylaws of CU Bancorp [6]
3.3	Certificate of Determination of Non-Cumulative Perpetual Preferred Stock, Series A of CU Bancorp [7]
4.1	Specimen form of Certificate for CU Bancorp Common Stock [8]
4.2	Assignment & Assumption Agreement [9]
10.1*	2014 CU Bancorp Executive Performance Incentive Plan Amendment # 1 – April 24, 2014 [10]
10.2*	Separation and Consulting Agreement [11]
10.3*	Notice of Grant of Restricted Stock Bonus Award and Form of Restricted Stock Bonus Award Agreement[12]

*	Refers to management contracts or compensatory plans or arrangements
Attached hereto.
[1]	Incorporated by reference from Exhibit 2.1 to CU Bancorp Registration Statement on Form S-4 as filed on August 20, 2014.
[2]	Incorporated by reference from Exhibit 2.1 to CU Bancorp Registration Statement on Form S-4 as filed on August 20, 2014.
[3]	Incorporated by reference from Exhibit 2.2 to CU Bancorp Current Report on Form 8-K filed November 17, 2014.
[4]	Incorporated by reference from Exhibit 2.1 to CU Bancorp Current Report on Form 8-K filed April 7, 2017.
[5]	Incorporated by reference from Exhibit 3.1 to CU Bancorp Registration Statement on Form S-4 as filed on April 13, 2012.
[6]	Incorporated by reference from Exhibit 3.2 to CU Bancorp Annual Report on Form 10-K filed March 14, 2016.
[7]	Incorporated by reference from Exhibit 3.3 to CU Bancorp Current Report on Form 8-K filed November 24, 2014.
[8]	Incorporated by reference from Exhibit 4.1 to CU Bancorp Registration Statement on Form S-4 as filed on April 13, 2012.
[9]	Incorporated by reference from Exhibit 4.2 to CU Bancorp Annual Report on Form 10-K filed March 13, 2015.
[10]	Incorporated by reference from Exhibit 10.1 to CU Bancorp Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2014.
[11]	Incorporated by reference from Exhibit 10.5 to CU Bancorp Registration Statement on Form S-4 as filed on August 20, 2014.
[12]	Incorporated by reference from Exhibit 10.3 to CU Bancorp Annual Report on Form 10-K filed March 14, 2016.

Exhibit Number	Description
10.4*	CU Bancorp 2007 Equity Incentive Plan as Amended and Restated July 31, 2014, as Amended as of December 15, 2016 [13]
10.5*	1st Enterprise Bank 2006 Stock Incentive Plan as Amended and Restated March 18, 2009 [14]
10.6*	Amendment of the 1st Enterprise Bank 2006 Stock Incentive Plan, July 31, 2014 [15]
10.7*	California United Bank 2005 Stock Option Plan [16]
10.8*	CU Bancorp 2012 Change in Control Severance Plan [17]
10.9*	Amendment to CU Bancorp 2012 Change in Control Severance Plan – December 15, 2016 [18]
10.10*	Amendment to CU Bancorp 2012 Change in Control Severance Plan – March 14, 2017 [19]
10.11*	Executive Salary Continuation Plan / Agreement and Schedule of Participants and Benefits [20]
10.12*	2014 California United Bank Executive Performance Cash Incentive Plan [21]
10.13*	Form of Director / Officer Indemnification Agreement and Schedule of Agreements [22]
12.1	Ratio of Earnings to Fixed Charges [23]
14.1	CU Bancorp Principles of Business Conduct & Ethics [24]
14.2	CU Bancorp Code of Ethics – Financial Officers [25]
21.1	Subsidiaries of the Registrant [26]
23.1	Consent of Independent Registered Public Accounting Firm[27]
24.1	Power of Attorney[28]

[13]	Incorporated by reference from Exhibit 10.4 to CU Bancorp Annual Report on Form 10-K filed March 15, 2017.
[14]	Incorporated by reference from Exhibit 10.5 to CU Bancorp Annual Report on Form 10-K filed March 13, 2015.
[15]	Incorporated by reference from Exhibit 10.6 to CU Bancorp Annual Report on Form 10-K filed March 13, 2015.
[16]	Incorporated by reference from Exhibit 10.1 to CU Bancorp Registration Statement on Form S-4 as filed on April 13, 2012.
[17]	Incorporated by reference from Exhibit 10.3 to CU Bancorp Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013.
[18]	Incorporated by reference from Exhibit 10.9 to CU Bancorp Annual Report on Form 10-K filed March 15, 2017.
[19]	Incorporated by reference from Exhibit 10.13 to CU Bancorp Annual Report on Form 10-K filed March 15, 2017.
[20]	Incorporated by reference from Exhibit 10.4 to CU Bancorp Annual Report on Form 10-K filed March 14, 2016.
[21]	Incorporated by reference from Exhibit 10.6 to CU Bancorp Annual Report on Form 10-K filed March 13, 2014.
[22]	Incorporated by reference from Exhibit 10.7 to CU Bancorp Annual Report on Form 10-K filed March 13, 2014.
[23]	Incorporated by reference from Exhibit 12.1 to CU Bancorp Annual Report on Form 10-K filed March 14, 2016.
[24]	Incorporated by reference from Exhibit 14.1 to CU Bancorp Annual Report on Form 10-K filed March 14, 2016.
[25]	Incorporated by reference from Exhibit 14.2 to CU Bancorp Annual Report on Form 10-K filed March 14, 2016.
[26]	Incorporated by reference from Exhibit 21.1 to CU Bancorp Registration Statement on Form S-4 as filed on August 20, 2014.
[27]	Incorporated by reference from Exhibit 23.1 to CU Bancorp Annual Report on Form 10-K filed March 14, 2016.
[28]	Incorporated by reference from Exhibit 24.1 to CU Bancorp Annual Report on Form 10-K filed March 14, 2016.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002[29]
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002[30]
31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002[31]
101	XBRL-related documents

[29]	Incorporated by reference from Exhibit 31.1 to CU Bancorp Annual Report on Form 10-K filed March 15, 2017.
[30]	Incorporated by reference from Exhibit 31.2 to CU Bancorp Annual Report on Form 10-K filed March 15, 2017.
[31]	Incorporated by reference from Exhibit 32.1 to CU Bancorp Annual Report on Form 10-K filed March 15, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CU BANCORP

Dated April 28, 2017	/s/ ANITA Y. WOLMAN
Anita Y. Wolman
Executive Vice President and General Counsel