Form 10-Q
period 2017-03-31
CU Bancorp
filed 2017-05-09
CIK 1543643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of May 1, 2017 the number of shares outstanding of the registrant’s no par value Common Stock was 17,833,438.

CU BANCORP

March 31, 2017 FORM 10-Q

PART I. FINANCIAL INFORMATION

CU BANCORP

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$51,168	$41,281
Interest earning deposits in other financial institutions	313,609	167,789

Total cash and cash equivalents	364,777	209,070
Certificates of deposit in other financial institutions	48,795	51,245
Investment securities available-for-sale, at fair value	469,399	469,950
Investment securities held-to-maturity, at amortized cost	40,945	42,027

Total investment securities	510,344	511,977
Loans	2,046,138	2,050,226
Allowance for loan loss	(19,605)	(19,374)

Net loans	2,026,533	2,030,852
Premises and equipment, net	3,946	4,184
Deferred tax assets, net	15,329	17,181
Goodwill	64,603	64,603
Core deposit and leasehold right intangibles, net	5,970	6,300
Bank owned life insurance	63,595	51,216
Accrued interest receivable and other assets	39,376	48,132

Total Assets	$3,143,268	$2,994,760

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing demand deposits	$1,485,730	$1,400,097
Interest bearing transaction accounts	346,279	332,702
Money market and savings deposits	892,143	845,110
Certificates of deposit	30,623	29,480

Total deposits	2,754,775	2,607,389
Securities sold under agreements to repurchase	11,939	18,816
Subordinated debentures, net	9,896	9,856
Accrued interest payable and other liabilities	20,210	20,514

Total Liabilities	2,796,820	2,656,575

Commitments and Contingencies (Note 13)
SHAREHOLDERS’ EQUITY
Serial Preferred Stock – authorized, 50,000,000 shares: Series A, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 16,400 shares authorized, 16,400 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	16,887	16,995
Common stock – authorized, 75,000,000 shares no par value, 17,834,183 and 17,759,006 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	236,308	235,873
Additional paid-in capital	25,462	25,213
Retained earnings	70,645	63,163
Accumulated other comprehensive loss	(2,854)	(3,019)

Total Shareholders’ Equity	346,448	338,185

Total Liabilities and Shareholders’ Equity	$3,143,268	$2,994,760

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Interest Income
Interest and fees on loans	$24,432	$22,578
Interest on investment securities	2,041	1,232
Interest on interest bearing deposits in other financial institutions	710	439

Total Interest Income	27,183	24,249

Interest Expense
Interest on interest bearing transaction accounts	157	99
Interest on money market and savings deposits	670	511
Interest on certificates of deposit	26	33
Interest on securities sold under agreements to repurchase	9	11
Interest on subordinated debentures	130	117

Total Interest Expense	992	771

Net Interest Income	26,191	23,478
Provision for loan losses	—	622

Net Interest Income After Provision For Loan Losses	26,191	22,856

Non-Interest Income
Gain on sale of securities, net	141	—
Gain on sale of SBA loans, net	202	554
Deposit account service charge income	1,160	1,189
Other non-interest income	1,332	1,077

Total Non-Interest Income	2,835	2,820

Non-Interest Expense
Salaries and employee benefits (includes stock based compensation expense of $773 and $834 for the three months ended March 31, 2017 and 2016, respectively)	11,061	10,153
Occupancy	1,489	1,436
Data processing	656	618
Legal and professional	1,009	475
FDIC deposit assessment	446	350
OREO loss and expenses	—	79
Office services expenses	380	403
Other operating expenses	1,652	1,673

Total Non-Interest Expense	16,693	15,187

Net Income Before Provision for Income Tax Expense	12,333	10,489
Provision for income tax expense	4,550	3,905

Net Income	7,783	6,584
Preferred stock dividends and discount accretion	301	303

Net Income Available to Common Shareholders	$7,482	$6,281

Earnings Per Share
Basic earnings per share	$0.43	$0.37
Diluted earnings per share	$0.42	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Net Income	$7,783	$6,584
Other Comprehensive Income, net of tax:
Net change in unrealized gain on available-for-sale investment securities, net of tax	247	769
Reclassification of gain on investment securities available-for-sale to net income, net of tax	(82)	—

Other Comprehensive Income	165	769

Comprehensive Income	$7,948	$7,353

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Preferred Stock		Common Stock
	Issued and Outstanding Shares	Amount	Issued and Outstanding Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2015	16,400	$16,995	17,175,389	$230,688	$23,017	$36,923	$(816)	$306,807
Net issuance of restricted stock	—	—	37,809	—	—	—	—	—
Exercise of stock options	—	—	189,489	1,438	—	—	—	1,438
Stock based compensation expense	—	—	—	—	834	—	—	834
Restricted stock repurchase	—	—	(13,304)	—	(294)	—	—	(294)
Preferred stock dividends and discount accretion	—	153	—	—	—	(303)	—	(150)
Net income	—	—	—	—	—	6,584	—	6,287
Other comprehensive income	—	—	—	—	—	—	769	769

Balance at March 31, 2016	16,400	$17,148	17,389,383	$232,126	$23,557	$43,204	$(47)	$315,988

Balance at December 31, 2016	16,400	$16,955	17,759,006	$235,873	$25,213	$63,163	$(3,019)	$338,185
Net issuance of restricted stock	—	—	60,531	—	—	—	—	—
Exercise of stock options	—	—	27,942	435	—	—	—	435
Stock based compensation expense	—	—	—	—	773	—	—	773
Restricted stock repurchase	—	—	(13,296)	—	(524)	—	—	(524)
Preferred stock dividends and net premium amortization	—	(68)	—	—	—	(301)	—	(369)
Net income	—	—	—	—	—	7,783	—	7,783
Other comprehensive income	—	—	—	—	—	—	165	165

Balance at March 31, 2017	16,400	$16,887	17,834,183	$236,308	$25,462	$70,645	$(2,854)	$346,448

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income:	$7,783	$6,584
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	622
Provision for unfunded loan commitments	—	102
Stock based compensation expense	773	834
Depreciation	341	361
Net accretion of discounts/premiums for loans acquired and deferred loan fees/costs	(2,240)	(2,140)
Net amortization from investment securities	1,505	1,009
Increase in bank owned life insurance	(379)	(323)
Amortization of core deposit intangibles	284	321
Net accretion of leasehold right intangible asset and liabilities	(34)	(22)
Accretion of subordinated debenture discount	40	40
Loss on sale of OREO	—	14
Gain on sale of securities, net	(141)	—
Gain on sale of SBA loans, net	(202)	(554)
Decrease in deferred tax assets	1,732	2,381
Decrease (increase) in accrued interest receivable and other assets	8,756	(272)
Increase (decrease) in accrued interest payable and other liabilities	54	(1,622)
Increase (decrease) in fair value of derivative swap liability	(279)	561

Net cash provided by operating activities	17,993	7,896

Cash flows from investing activities:
Purchases of investment securities	(32,586)	(11,312)
Proceeds from sales of investment securities	10,601	—
Proceeds from repayment and maturities of investment securities	22,540	13,696
Net loan principal payments (net of loan originations)	6,761	(33,080)
Purchases of premises and equipment	(103)	(58)
Proceeds from sale of OREO	—	311
Net decrease in certificates of deposit in other financial institutions	2,450	2,940
Purchase of bank owned life insurance	(12,000)	—

Net cash used in investing activities	(2,337)	(27,503)

Cash flows from financing activities:
Net increase in non-interest bearing demand deposits	85,633	24,213
Net increase (decrease) in interest bearing transaction accounts	13,577	(3,142)
Net increase in money market and savings deposits	47,033	71,717
Net increase (decrease) in certificates of deposit	1,143	(3,694)
Net increase (decrease) in securities sold under agreements to repurchase	(6,877)	7,607
Net proceeds from stock options exercised	435	1,438
Restricted stock repurchase	(524)	(294)
Dividends paid on preferred stock	(369)	(150)

Net cash provided by financing activities	140,051	97,695

Net increase in cash and cash equivalents	155,707	78,088
Cash and cash equivalents, beginning of period	209,070	222,063

Cash and cash equivalents, end of period	$364,777	$300,151

	Three Months Ended March 31,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for interest	$943	$782
Net cash paid for taxes	$—	$1,710
Supplemental disclosures of non-cash investing activities:
Net change in unrealized gain on available-for-sale investment securities, net of tax	$247	$769

CU BANCORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

CU Bancorp is the common shareholder of Premier Commercial Statutory Trust I, Premier Commercial Statutory Trust II, and Premier Commercial Statutory Trust III. These trusts were established for the sole purpose of issuing trust preferred securities and do not meet the criteria for consolidation. For more detail, see Note 8 – Borrowings and Subordinated Debentures.

Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in the interim consolidated financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the 2016 Annual Report on Form 10-K. In the opinion of management, the accompanying interim consolidated financial statements contain all necessary adjustments of a normal recurring nature, to present fairly the consolidated financial position of the Company and the results of its operations for the interim periods presented.

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

Note 2 - Recent Accounting Pronouncements

Recent Accounting Standards Not Yet Effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which replaced almost all existing revenue recognition guidance in current GAAP. However, the effects of the new revenue recognition guidance on the financial statements of reporting entities in the financial institution industry will be somewhat limited because, for the most part, financial instruments and related contractual rights and obligations are excluded from its scope. As such, it is anticipated that interest income recognition and measurement, the largest source of revenue for the Company, will not be impacted by Accounting Standards Codification (“ASC”) Topic 606. However, the recognition and measurement of certain non-interest income items such as gain on sale of other real estate owned and deposit-related fees, could be affected by ASC Topic 606.

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

For deposit-related fees, considering the straightforward nature of the arrangements with the Company’s deposits customers, the Company does not expect the recognition and measurement outcomes of deposit-related fees to be significant differently under the new guidance compared to current GAAP.

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

The Company does not have any equity securities in its available-for-sale portfolio, but only investments in the common stock of PCBB, TIB and the FHLB, the Company’s correspondent banks. Under the current accounting policy, the Company’s investments in these common stock are carried at cost because a readily determinable fair value does not exist for these investments. Under ASU 2016-01, investment in FHLB is specifically excluded from the requirement that equity securities are to be measured at fair value with unrealized holding gains and losses reflected in net income. Furthermore, the ASU allows entities to make an irrevocable practicality exception whereby entities can make an election, on a security-by-security basis, to account for equity securities that do not have readily determinable fair value at cost, with adjustments to fair value when an observable price change occurs or impairment is identified. As such, the Company intends to continue to measure its investments in Pacific Coast Banker’s Bank (“PCBB”), Texas Independent Bank (“TIB”) and Federal Home Loan Bank (“FHLB”) common stock at cost upon adoption on January 1, 2018. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements when adopted.

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

As of March 31, 2017, the Company has 10 operating leases for 10 locations under contract with a term greater than 12 months with future lease payments totaling $11 million. At adoption date, January 1, 2019, the Company will recognize a lease liability for the present value of future lease commitments and a right of use asset. The recognized right of use asset relating to operating leases will consist of the present value of future lease commitments, unamortized initial direct costs, prepaid rent, and the related unamortized balance of lease incentives. The discount rate used to present value future lease payments will be the Company’s incremental borrowing rate at the time of adoption. The Company will take a modified retrospective transition approach with application in all comparative periods presented. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements when adopted.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment. ASU 2017-04 eliminates step two from the goodwill impairment test, which measures the amount of impairment loss, if any. Instead, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to said reporting unit. For public business entities with a calendar year end, the standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables–Nonrefundable Fees and Other Costs (Topic 310): Premium Amortization on Purchased Callable Debt Securities, which shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. ASU 2017-08 applies to securities that have explicit, non-contingent call features that are callable at fixed prices and on preset dates. Securities purchased at a discount and mortgage-backed securities in which early repayment is based on prepayment of the underlying assets of the security are outside the scope of ASU 2017-08. For public business entities, the standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period, and applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

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

	March 31, 2017	December 31, 2016
Total Shareholders’ Equity	$346,448	$338,185
Less: Preferred stock	16,887	16,955
Less: Goodwill	64,603	64,603
Less: Core deposit and leasehold right intangibles, net	5,970	6,300

Tangible common equity	$258,988	$250,327

Common shares issued and outstanding	17,834,183	17,759,006
Book value per common share	$18.48	$18.09

Tangible book value per common share	$14.52	$14.10

Note 4 - Computation of Earnings per Common Share

In calculating potential common shares used to determine diluted earnings per share, U.S. GAAP requires that assumed proceeds under the treasury stock method to exclude the amount of excess tax benefits that would have been recognized in additional paid-in capital.

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

	Three Months Ended March 31,
	2017	2016
Net Income	$7,783	$6,584
Less: Preferred stock dividends and discount accretion	301	303

Net Income available to common shareholders	$7,482	$6,281

Weighted average basic common shares outstanding	17,532,104	17,041,427
Dilutive effect of potential common share issuances from stock options and restricted stock	224,351	375,733

Weighted average diluted common shares outstanding	17,756,455	17,417,160

Income per common share
Basic	$0.43	$0.37
Diluted	$0.42	$0.36
Anti-dilutive shares not included in the calculation of diluted earnings per share	4,150	3,000

Note 5 - Investment Securities

The investment securities portfolio has been classified into two categories: available-for-sale (“AFS”) and held-to-maturity (“HTM”).

The following tables present the amortized cost, gross unrealized gains and losses, and fair values of investment securities by major category as of the dates indicated (dollars in thousands):

		Gross Unrealized
March 31, 2017	Amortized Cost	Gains	Losses	Fair Market Value
Available-for-sale investment securities:
U.S. Govt Agency and Sponsored Agency - Note Securities	$10,000	$—	$44	$9,956
U.S. Govt Agency - SBA Securities	121,855	146	687	121,314
U.S. Govt Agency - GNMA Mortgage-Backed Securities	21,122	56	283	20,895
U.S. Govt Sponsored Agency - CMO & Mortgage-Backed Securities	250,344	75	3,902	246,517
Asset Backed Securities	6,913	4	142	6,775
U.S. Treasury Notes	64,089	—	147	63,942

Total available-for-sale	474,323	281	5,205	469,399
Held-to-maturity investment securities:
Municipal Securities	40,945	229	15	41,159

Total held-to-maturity	40,945	229	15	41,159
				0

Total investment securities	$515,268	$510	$5,220	$510,558

		Gross Unrealized
December 31, 2016	Amortized Cost	Gains	Losses	Fair Market Value
Available-for-sale investment securities:
U.S. Govt Agency and Sponsored Agency - Note Securities	$10,000	$—	$31	$9,969
U.S. Govt Agency - SBA Securities	123,224	365	739	122,850
U.S. Govt Agency - GNMA Mortgage-Backed Securities	22,565	70	265	22,370
U.S. Govt Sponsored Agency - CMO & Mortgage-Backed Securities	243,159	92	4,351	238,900
Asset Backed Securities	7,111	—	215	6,896
U.S. Treasury Notes	69,101	7	143	68,965

Total available-for-sale	475,160	534	5,744	469,950
Held-to-maturity investment securities:
Municipal Securities	42,027	69	159	41,937

Total held-to-maturity	42,027	69	159	41,937

Total investment securities	$517,187	$603	$5,903	$511,887

The Company’s investment securities portfolio at March 31, 2017 consists of A-rated or above investment-grade securities. At March 31, 2017 and December 31, 2016, securities with a market value of $219 million and $205 million, respectively, were pledged as collateral for securities sold under agreements to repurchase, public deposits, outstanding standby letters of credit, bankruptcy deposits, and other purposes as required by various statutes and agreements. See Note 8 – Borrowings and Subordinated Debentures.

The following tables present the gross unrealized losses and fair values of AFS and HTM investment securities that were in unrealized loss positions, summarized and classified according to the duration of the loss period as of the dates indicated (dollars in thousands).

	< 12 Continuous Months		> 12 Continuous Months		Total
March 31, 2017	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale investment securities:
U.S. Govt Agency and Sponsored Agency – Note Securities	$9,956	$44	$—	$—	$9,956	$44
U.S. Govt. Agency SBA Securities	58,673	422	37,546	265	96,219	687
U.S. Govt. Agency – GNMA Mortgage-Backed Securities	9,191	108	7,725	175	16,916	283
U.S. Govt. Sponsored Agency – CMO & Mortgage-Backed Securities	217,719	3,821	7,689	81	225,408	3,902
Asset Backed Securities	—	—	4,782	142	4,782	142
U.S Treasury Notes	63,943	147	—	—	63,943	147

Total available-for-sale	$359,482	$4,542	$57,742	$663	$417,224	$5,205

Held-to-maturity investment securities:
Municipal Securities	$7,162	$14	$307	$1	$7,469	$15

Total held-to-maturity	$7,162	$14	$307	$1	$7,469	$15

	< 12 Continuous Months		> 12 Continuous Months		Total
December 31, 2016	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale investment securities:
U.S. Govt Agency and Sponsored Agency – Note Securities	$9,969	$31	$—	$—	$9,969	$31
U.S. Govt Agency – SBA Securities	54,302	$451	39,322	288	93,624	739
U.S. Govt Agency – GNMA Mortgage-Backed Securities	6,652	98	8,264	167	14,916	265
U.S. Govt Sponsored Agency – CMO & Mortgage-Backed Securities	215,138	4,172	10,879	179	226,017	4,351
Asset Backed Securities	—	—	6,896	215	6,896	215
U.S. Treasury Notes	51,972	143	—	—	51,972	143

Total available-for-sale	$338,033	$4,895	$65,361	$849	$403,394	$5,744

Held-to-maturity investment securities:
Municipal Securities	$28,673	$158	$310	$1	$28,983	$159

Total held-to-maturity	$28,673	$158	$310	$1	$28,983	$159

The unrealized losses in each of the above categories are associated with the general fluctuation of market interest rates and are not an indication of any deterioration in the credit quality of the security issuers. Further, the Company does not intend to sell these securities and is not more-likely-than-not to be required to sell the securities before the recovery of its amortized cost basis. Accordingly, the Company had no securities that were classified as other-than-temporarily impaired at March 31, 2017 or December 31, 2016, and did not recognize any impairment charges in the consolidated statements of income.

The amortized cost, fair value and the weighted average yield of debt securities at March 31, 2017, are reflected in the table below (dollars in thousands). Maturity categories are determined as follows:

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

	March 31, 2017
Maturities Schedule of Securities (Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-sale investment securities:
Due through one year	$51,271	$51,239	0.87%
Due after one year through five years	37,098	36,794	1.02%
Due after five years through ten years	64,322	63,545	1.79%
Due after ten years	321,632	317,821	2.02%

Total available-for-sale	$474,323	$469,399	1.78%
Held-to-maturity investment securities:
Due through one year	$2,148	$2,149	1.08%
Due after one year through five years	35,402	35,600	1.63%
Due after five years through ten years	1,924	1,921	1.88%
Due after ten years	1,471	1,489	3.36%

Total held-to-maturity	$40,945	$41,159	1.68%

Total investment securities	$515,269	$510,558	1.77%

The weighted average yields in the above table are based on effective rates of book balances at the end of the period.

Investment in Federal Home Loan Bank (FHLB) Common Stock

The Company’s investment in the common stock of the FHLB of San Francisco is carried at cost and was $9.1 million at March 31, 2017 and $9.1 million at December 31, 2016. The investment in FHLB stock is included in accrued interest receivable and other assets in the consolidated balance sheets and is periodically evaluated for impairment. Based on the capital adequacy of the FHLB and its overall financial condition, no impairment losses have been recorded.

See Note 8 - Borrowings and Subordinated Debentures for a detailed discussion regarding the Company’s borrowings and the related requirements to hold FHLB common stock.

Note 6 - Loans

The following table presents the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands):

	March 31, 2017
	Principal	Net Unaccreted Discounts, Net Deferred Fees	Total
Commercial and Industrial Loans:	$486,646	$(2,366)	$484,280
Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	439,730	(3,461)	436,269
Other Nonresidential Properties	694,637	(5,622)	689,015
Construction, Land Development and Other Land	193,613	(1,041)	192,572
1-4 Family Residential Properties	119,853	(1,585)	118,268
Multifamily Residential Properties	95,854	(371)	95,483

Total Loans Secured by Real Estate	1,543,687	(12,080)	1,531,607

Other Loans:	30,451	(200)	30,251

Total Loans	$2,060,784	$(14,646)	$2,046,138

	December 31, 2016
	Principal	Net Unaccreted Discounts, Net Deferred Fees	Total
Commercial and Industrial Loans:	$505,374	$(2,737)	$502,637
Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	455,120	(3,798)	451,322
Other Nonresidential Properties	635,856	(5,693)	630,163
Construction, Land Development and Other Land	195,215	(1,156)	194,059
1-4 Family Residential Properties	129,261	(2,097)	127,164
Multifamily Residential Properties	110,336	(478)	109,858

Total Loans Secured by Real Estate	1,525,788	(13,222)	1,512,566

Other Loans:	35,246	(223)	35,023

Total Loans	$2,066,408	$(16,182)	$2,050,226

Small Business Administration Loans

Included in the loan portfolio is $29 million in loans that were originated under the guidelines of the Small Business Administration (“SBA”) program of which $5 million is guaranteed. The total portfolio of the SBA contractual loan balances serviced by the Company at March 31, 2017 was $102 million, of which $73 million has been sold.

At March 31, 2017, there were no loans classified as held for sale. At March 31, 2017, the balance of SBA 7a loans originated during the quarter is $421 thousand, of which $316 thousand is guaranteed by the SBA. The Company does not currently plan on selling these loans, but it may choose to do so in the future.

Allowance for Loan Loss

The following table is a summary of the activity for the allowance for loan loss for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Allowance for loan loss at beginning of period	$19,374	$15,682
Provision for loan losses	—	622
Net (charge-offs) recoveries:
Charge-offs	—	—
Recoveries	231	241

Net (charge-offs) recoveries	231	241

Allowance for loan loss at end of period	$19,605	$16,545

Net (charge-offs) recoveries to average loans	0.01%	0.01%

	March 31, 2017	December 31, 2016
Allowance for loan loss to total loans	0.96%	0.94%

The following tables present, by portfolio segment, the changes in the allowance for loan loss and the recorded investment in loans as of the dates and for the periods indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Three Months Ended March 31, 2017
Allowance for loan loss – Beginning balance	$7,130	$3,084	$8,487	$673	$19,374
Provision for loan losses	(497)	63	739	(305)	—
Net (charge-offs) recoveries:
Charge-offs	—	—	—	—	—
Recoveries	229	—	2	—	231

Net (charge-offs) recoveries	229	—	2	—	231

Ending balance	$6,862	$3,147	$9,228	$368	$19,605

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Three Months Ended March 31, 2016
Allowance for loan loss – Beginning balance	$5,924	$2,076	$6,821	$861	$15,682
Provision for loan losses	561	635	(448)	(126)	622
Net (charge-offs) recoveries:
Charge-offs	—	—	—	—	—
Recoveries	240	—	1	—	241

Net (charge-offs) recoveries	240	—	1	—	241

Ending balance	$6,725	$2,711	$6,374	$735	$16,545

The following tables present both the allowance for loan loss and the associated loan balance classified by loan portfolio segment and by credit evaluation methodology (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
March 31, 2017
Allowance for loan loss:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	6,862	3,147	9,228	368	19,605
Purchased credit impaired (loans acquired with deteriorated credit quality)	—	—	—	—	—

Total Allowance for Loan Loss	$6,862	$3,147	$9,228	$368	$19,605

Loans receivable:
Individually evaluated for impairment	$243	$—	$239	$—	$482
Collectively evaluated for impairment	483,758	192,572	1,337,572	30,251	2,044,153
Purchased credit impaired (loans acquired with deteriorated credit quality)	279	—	1,224	—	1,503

Total Loans Receivable	$484,280	$192,572	$1,339,035	$30,251	$2,046,138

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
December 31, 2016
Allowance for loan loss:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	7,130	3,084	8,487	673	19,374
Purchased credit impaired (loans acquired with deteriorated credit quality)	—	—	—	—	—

Total Allowance for Loan Loss	$7,130	$3,084	$8,487	$673	$19,374

Loans receivable:
Individually evaluated for impairment	$378	$—	$245	$—	$623
Collectively evaluated for impairment	501,960	194,059	1,316,849	35,023	2,047,891
Purchased credit impaired (loans acquired with deteriorated credit quality)	299	—	1,413	—	1,712

Total Loans Receivable	$502,637	$194,059	$1,318,507	$35,023	$2,050,226

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

The following tables present the risk category of loans by class of loans based on the most recent internal loan classification as of the dates indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
March 31, 2017
Pass	$438,605	$192,572	$1,315,830	$30,124	$1,977,131
Special Mention	20,672	—	7,028	38	27,738
Substandard	25,003	—	16,177	89	41,269
Doubtful	—	—	—	—	—

Total	$484,280	$192,572	$1,339,035	$30,251	$2,046,138

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
December 31, 2016
Pass	$456,885	$194,059	$1,288,154	$32,128	$1,971,226
Special Mention	12,774	—	7,557	—	20,331
Substandard	32,978	—	22,796	2,895	58,669
Doubtful	—	—	—	—	—

Total	$502,637	$194,059	$1,318,507	$35,023	$2,050,226

Aging Analysis of Past Due and Non-Accrual Loans

The following tables present an aging analysis of the recorded investment of past due loans and non-accrual loans as of the dates indicated (dollars in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
March 31, 2017
Commercial and Industrial	$86	$—	$—	$86	$521	$483,673	$484,280
Construction, Land Development and Other Land	—	—	—	—	—	192,572	192,572
Commercial and Other Real Estate	209	—	—	209	239	1,338,587	1,339,035
Other	—	—	—	—	—	30,251	30,251

Total	$295	$0	$—	$295	$760	$2,045,083	$2,046,138

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
December 31, 2016
Commercial and Industrial	$—	$—	$—	$—	$675	$501,962	$502,637
Construction, Land Development and Other Land	—	—	—	—	—	194,059	194,059
Commercial and Other Real Estate	212	—	—	212	447	1,317,848	1,318,507
Other	—	—	—	—	—	35,023	35,023

Total	$212	$—	$—	$212	$1,122	$2,048,892	$2,050,226

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

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to the fair value of the loan instead of establishing a valuation allowance and are included, when applicable, in the table below as impaired loans “with no specific allowance recorded.” The valuation allowance disclosed below is included in the allowance for loan loss reported in the consolidated balance sheets as of March 31, 2017 and December 31, 2016.

The following tables present, by loan portfolio segment, the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, for the dates and periods indicated (dollars in thousands). This table excludes purchased credit impaired loans (loans acquired in acquisitions with deteriorated credit quality) of $1.5 million and $1.7 million at March 31, 2017 and December 31, 2016, respectively.

	March 31, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Commercial and Industrial	$243	$639	$—	$378	$1,383	$—
Commercial and Other Real Estate	239	277	—	245	282	—
With an allowance recorded:
Commercial and Industrial	—	—	—	—	—	—
Total
Commercial and Industrial	243	639	—	378	1,383	—
Commercial and Other Real Estate	239	277	—	245	282	—

Total	$482	$916	$—	$623	$1,665	$—

	Three Months Ended March 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and Industrial	$245	$—	$256	$—
Commercial and Other Real Estate	242	—	666	—
With a specific allowance recorded:
Commercial and Industrial	—	—	—	—
Total:
Commercial and Industrial	245	—	256	—
Commercial and Other Real Estate	242	—	666	—

Total	$487	$—	$922	$—

The following is a summary of additional information pertaining to impaired loans for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Interest foregone on impaired loans	$13	$25
Cash collections applied to reduce principal balance	$21	$24
Interest income recognized on cash collections	$—	$—

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

The following tables include the recorded investment and unpaid principal balances for troubled debt restructured loans at March 31, 2017 and March 31, 2016 (dollars in thousands). These tables include TDR loans that were purchased credit impaired (“PCI”). TDR loans that are non-PCI loans are included in the Impaired Loans tables above. As of March 31, 2017, there were two PCI loans that are considered to be TDR loans with a recorded investment of $92 thousand and unpaid principal balances of $258 thousand.

	As of and for the Three Months Ended March 31, 2017
	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Commercial and Industrial	$319	$534	$—

Total	$319	$534	$—

	As of and for the Three Months Ended March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Commercial and Industrial	$393	$615	$—

Total	$393	$615	$—

There were no loans restructured during the three months ended March 31, 2017 or March 31, 2016.

There have been no defaulted restructured loans during the three months ended March 31, 2017 or March 31, 2016 for loans that were restructured in the preceding 12-month periods.

Loans are restructured in an effort to maximize collections. Impairment analyses are performed on the Company’s troubled debt restructured loans in conjunction with the normal allowance for loan loss process. The Company’s troubled debt restructured loans are analyzed to ensure adequate cash flow or collateral supports the outstanding loan balance.

There were no commitments to lend additional funds to borrowers whose terms have been modified in troubled debt restructurings at March 31, 2017.

Loans Acquired Through Acquisition

The following table reflects the accretable net discount for acquired loans for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$9,611	$14,610
Accretion, included in interest income	(1,115)	(1,133)
Reclassifications to non-accretable yield	—	(7)

Balance, end of period	$8,496	$13,470

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

The following table reflects the outstanding balance and related carrying value of PCI loans as of the dates indicated (dollars in thousands):

	March 31, 2017		December 31, 2016
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and Industrial	$594	$279	$622	$299
Commercial and Other Real Estate	1,596	1,224	1,997	1,413

Total	$2,190	$1,503	$2,619	$1,712

The following table reflects the activities in the accretable net discount for PCI loans for the period indicated (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$161	$246
Accretion, included in interest income	(23)	(20)
Reclassifications from non-accretable yield	—	—

Balance, end of period	$138	$226

Note 7 – Qualified Affordable Housing Project Investments

The Company’s investment in Qualified Affordable Housing Projects that generate Low Income Housing Tax Credits (“LIHTC”) was $6.1 million at March 31, 2017 and $6.2 million at December 31, 2016. The funding liability for the LIHTC at March 31, 2017 and December 31, 2016 was $3.4 million. The amount of tax credits and other tax benefits recognized was $560 thousand and $573 thousand for the three months ended March 31, 2017 and March 31, 2016, respectively. Further, the amount of amortization expense included in the provision for income taxes was $439 thousand and $448 thousand for the three months ended March 31, 2017 and March 31, 2016, respectively.

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

As discussed in Note 5 – Investment Securities, the Company has pledged certain investments as collateral for these agreements. Securities with a fair value of $50 million and $48 million were pledged to secure the Repos at March 31, 2017 and December 31, 2016, respectively.

The tables below describe the terms and maturity of the Company’s securities sold under agreements to repurchase as of the dates indicated (dollars in thousands):

	March 31, 2017
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
March 31, 2017	$11,939	0.20% – 0.25%	3 days	April 3, 2017

Total	$11,939	0.24%

	December 31, 2016
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
December 31, 2016	$18,816	0.2% – 0.25%	4 days	January 4, 2017

Total	$18,816	0.25%

FHLB Borrowings

The Company maintains a secured credit facility with the FHLB, allowing the Company to borrow on an overnight and term basis. The Company’s credit facility with the FHLB is $749 million, which represents approximately 25% of the Bank’s total assets, as reported by the Bank in its December 31, 2016 Federal Financial Institution Examination Council (“FFIEC”) Call Report.

As of March 31, 2017, the Company had $1 billion of loan collateral pledged with the FHLB which provides $688 million in borrowing capacity. The Company also has $16 million in investment securities pledged with the FHLB serving as collateral for an additional $14 million in borrowing capacity. In addition, the Company must maintain an investment in the capital stock of the FHLB. Under the FHLB Act, the FHLB has a statutory lien on the FHLB capital stock that the Company owns and the FHLB capital stock serves as further collateral under the borrowing line.

The Company had no outstanding advances (borrowings) with the FHLB as of March 31, 2017 or December 31, 2016.

Subordinated Debentures

The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated (dollars in thousands):

March 31, 2017
Series	Amount (in thousands)	Issuance Date	Maturity Date	Rate Index	Current Rate	Next Reset Date
Trust I	$6,186	12/10/04	03/15/35	3 month LIBOR + 2.05%	3.18%	06/15/17
Trust II	3,093	12/23/05	03/15/36	3 month LIBOR + 1.75%	2.88%	06/15/17
Trust III	3,093	06/30/06	09/18/36	3 month LIBOR + 1.85%	2.98%	06/15/17

Subtotal	12,372
Unamortized fair value adjustment	(2,476)

Net	$9,896

December 31, 2016
Series	Amount (in thousands)	Issuance Date	Maturity Date	Rate Index	Current Rate	Next Reset Date
Trust I	$6,186	12/10/04	03/15/35	3 month LIBOR + 2.05%	3.01%	03/15/17
Trust II	3,093	12/23/05	03/15/36	3 month LIBOR + 1.75%	2.71%	03/15/17
Trust III	3,093	06/30/06	09/18/36	3 month LIBOR + 1.85%	2.81%	03/15/17

Subtotal	12,372
Unamortized fair value adjustment	(2,516)

Net	$9,856

The Company had an aggregate outstanding contractual balance of $12.4 million in subordinated debentures at March 31, 2017. These subordinated debentures were acquired as part of the PC Bancorp merger and were issued to trusts originally established by PC Bancorp, which in turn issued trust preferred securities. These subordinated debentures were issued in three separate series. Each issuance had a maturity of 30 years from their approximate date of issue. All three subordinated debentures are variable rate instruments that reprice quarterly based on the three month London Interbank Offered Rate (“LIBOR”) plus a margin (see tables above). All three subordinated debentures had their interest rates reset in March 2017 at the current three month LIBOR plus their index, and will continue to reprice quarterly through their maturity date. All three subordinated debentures are currently callable at par with no prepayment penalties.

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

Derivative Financial Instruments Acquired from 1st Enterprise Bank

At March 31, 2017, the Company has eleven interest rate swap agreements with customers and eleven offsetting interest-rate swaps with a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Company a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating significant interest rate risk in the Company’s earnings.

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

The Company believes the risk of loss associated with counterparty borrowers relating to interest rate swaps is mitigated as the loans with swaps are underwritten to take into account potential additional exposure, although there can be no assurances in this regard since the performance of the swaps is subject to market and counterparty risk. At March 31, 2017 and December 31, 2016, the total notional amount of the Company’s swaps with the counterparty bank was $21 million and $24 million, respectively. The outstanding swaps have remaining maturities of up to 5 years as of March 31, 2017.

The following tables present the fair values of the asset and liability of the Company’s derivative instruments acquired from 1st Enterprise Bank as of the dates and periods indicated (dollars in thousands):

	Asset Derivatives
	March 31, 2017	December 31, 2016
Interest rate swap contracts fair value	$421	$523

Balance sheet location	Accrued Interest Receivable and Other Assets	Accrued Interest Receivable and Other Assets

	Liability Derivatives
	March 31, 2017	December 31, 2016
Interest rate swap contracts fair value	$421	$523

Balance sheet location	Accrued Interest Payable and Other Liabilities	Accrued Interest Payable and Other Liabilities

Derivative Financial Instruments Acquired from PC Bancorp

At March 31, 2017, the Company also has fourteen pay-fixed, receive-variable, interest rate swaps with one counterparty bank that are designed to convert fixed rate loans into variable rate loans.

The following table presents the notional amount and the fair values of the asset and liability of the Company’s derivative instruments acquired from PC Bancorp as of the dates indicated (dollars in thousands):

	Liability Derivatives
	March 31, 2017	December 31, 2016
Fair Value Hedges
Total interest rate contracts notional amount	$17,392	$17,642

Derivatives not designated as hedging instruments:
Interest rate swap contracts fair value	$40	$95
Derivatives designated as hedging instruments:
Interest rate swap contracts fair value	467	589

Total interest rate contracts fair value	$507	$684

Balance sheet location	Accrued Interest Payable and Other Liabilities	Accrued Interest Payable and Other Liabilities

The Effect of Derivative Instruments on the Consolidated Statements of Income

The following table summarizes the effect of derivative financial instruments on the consolidated statements of income for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Derivatives not designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$55	$39
Payments on interest rate swap contracts on loans	(54)	(61)

Net increase (decrease) in other non-interest income	1	(22)

Derivatives designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$122	$23
Increase (decrease) in fair value of hedged loans	(12)	212
Payment on interest rate swap contracts on loans	(114)	(230)

Net increase (decrease) in interest income on loans	$(4)	$5

Under all of the Company’s interest rate swap contracts, the Company is required to pledge and maintain collateral for the credit support under these agreements. At March 31, 2017, the Company has pledged $1.7 million in investment securities, $2.7 million in certificates of deposit, for a total of $4.4 million, as collateral under the swap agreements.

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

The table below presents the Company’s financial instruments that may be eligible for offsetting which include securities sold under agreements to repurchase that have no enforceable master netting arrangement and derivative securities that could be offset in the consolidated financial statements due to an enforceable master netting arrangement (dollars in thousands):

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets / Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount (Collateral over liability balance required to be pledged)
				Financial Instruments	Collateral Pledged
March 31, 2017
Financial Assets:
Interest rate swap contracts fair value (See Note 9 – Derivative Financial Instruments)	$421	$—	$421	$421	$—	$—

Total	$421	$—	$421	$421	$—	$—

Financial Liabilities:
Interest rate swap contracts fair value (See Note 9 – Derivative Financial Instruments)	$928	$—	$928	$928	$4,451	$3,523
Securities sold under agreements to repurchase (See Note 8 – Borrowings and Subordinated Debentures)	11,939	—	11,939	11,939	49,901	37,962

Total	$12,867	$—	$12,867	$12,867	$54,352	$41,485

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets / Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount (Collateral over liability balance required to be pledged)
				Financial Instruments	Collateral Pledged
December 31, 2016
Financial Assets:
Interest rate swap contracts fair value (See Note 9 – Derivative Financial Instruments)	$523	$—	$523	$523	$—	$—

Total	$523	$—	$523	$523	$—	$—

Financial Liabilities:
Interest rate swap contracts fair value (See Note 9 – Derivative Financial Instruments)	$1,207	$—	$1,207	$1,207	$4,555	$3,348
Securities sold under agreements to repurchase (See Note 8 – Borrowings and Subordinated Debentures)	18,816	—	18,816	18,816	48,204	29,388

Total	$20,023	$—	$20,023	$20,023	$52,759	$32,736

Note 11 - Stock Options and Restricted Stock

Equity Compensation Plans

The Company’s 2007 Equity and Incentive Plan (“Equity Plan”) was adopted by the Company in 2007 and is designed to promote the interest of the Company in aiding the Company to attract and retain employees, officers and non-employee directors who are expected to contribute to the future success of the organization. This plan provides the Company with a flexible equity incentive compensation program, which allows the Company to grant stock options, restricted stock, restricted stock award units and performance units. Certain options and share awards provide for accelerated vesting, if there is a change in control, as defined in the Equity Plan.

At March 31, 2017 future compensation expense related to unvested restricted stock grants are reflected in the table below (dollars in thousands):

Future Restricted Stock Expense
Remainder of 2017	$2,451
2018	1,596
2019	539
2020	171
Thereafter	22

Total	$4,779

At March 31, 2017, the weighted-average period over which the total compensation cost related to unvested restricted stock grants not yet recognized is 2.75 years.

Stock Options

The following table summarizes the share option activity under the plans as of the date and for the period indicated:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock options at December 31, 2016	47,697	$12.69	1.43	$1,102
Granted	—
Exercised	(27,942)
Forfeited	—
Expired	—

Outstanding stock options at March 31, 2017	19,755	$8.67	2.13	$612

Exercisable options at March 31, 2017	19,755	$8.67	2.13	$612
Unvested options at March 31, 2017	—

The total intrinsic value of options exercised during the three months ended March 31, 2017 and 2016 was $642 thousand and $2.9 million, respectively.

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

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Unvested at December 31, 2016	282,082	$21.98
Granted	65,615	38.04
Vested	(30,582)	20.87
Forfeited	(5,084)	21.59

Unvested at March 31, 2017	312,031	$25.79

Restricted stock compensation expense was $773 thousand and $834 thousand for the three month period ended March 31, 2017 and 2016, respectively. Restricted stock awards reflected in the table above are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed. In 2015, the Company granted 40 thousand shares of Restricted Stock Unit (“RSU”) under the Equity Plan to one of its executive officers. Such grant is reflected in the table above. The shares of common stock underlying the 40 thousand shares of RSU will not be issued until the RSUs vest and meet certain conditions as stipulated in the RSU agreement and are not included in the Company’s shares issued and outstanding as of March 31, 2017. The RSUs are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed.

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

During 2017, the Company issued 27,942 shares of stock from the exercise of stock options for a total value of $435 thousand. The Company also issued 65,615 shares of restricted stock to the Company’s directors and employees, 5,084 shares of unvested restricted stock were forfeited related to employee turnover and 13,296 shares that had a value of $524 thousand were repurchased when employees elected to pay their tax obligation via the repurchase of the stock by the Company. The Equity Plan, as amended, allows employees to make an election to have a portion of their restricted stock that became vested during the year repurchased by the Company to provide funds to pay the employee’s tax obligation related to the vesting of the stock.

Preferred Stock

The Company completed the merger with 1st Enterprise on November 30, 2014. As part of the Merger Agreement, 16,400 shares of preferred stock issued by 1st Enterprise as part of the Small Business Lending Fund (SBLF) program of the United States Department of the Treasury was converted into 16,400 CU Bancorp preferred shares with substantially identical terms. CU Bancorp Preferred Stock has a liquidation preference amount of $1 thousand per share, designated as the Company’s Non-Cumulative Perpetual Preferred Stock, Series A. The U.S. Department of the Treasury is the sole holder of all outstanding shares of CU Bancorp Preferred Stock. The CU Bancorp Preferred Stock had an estimated life of four years and the fair value was $16 million at the merger date, resulting in a net discount of $479 thousand. The life-to-date accretion on the net discount as of March 31, 2017 is $1.0 million. The net carrying value of the CU Bancorp Preferred Stock is $17 million ($16 million plus of $0.5 million net premium) as of March 31, 2017.

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

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive loss by component for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Consolidated Statement of Income Line Item for Reclassified Items
	2017	2016
Beginning balance, net of tax	$(3,019)	$(816)
Net unrealized gain arising during the period	426	1,328
Related tax effect	(179)	(559)
Reclassification of gain on investment securities available-for-sale to net income	(141)	—	Gain on sale of securities, net
Related tax effect	59	—	Provision for income tax expense

Other Comprehensive Income	165	769

Ending balance	$(2,854)	$(47)

Note 13 - Commitments and Contingencies

Litigation

From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company accrues for any probable loss contingencies that are estimable and discloses any material losses. As of March 31, 2017, there were no legal proceedings against the Company the outcome of which are expected to have a material adverse impact on the Company’s financial position, results of operations or cash flows, as a whole.

Financial Instruments with Off Balance Sheet Risk

Financial instruments with off balance sheet risk include commitments to extend credit of $986 million and $1 billion at March 31, 2017 and December 31, 2016, respectively. Included in the aforementioned commitments were standby letters of credit outstanding of $85 million at March 31, 2017 and December 31, 2016. The Company also has a reserve for estimated losses on unfunded loan commitments of $886 thousand at March 31, 2017 and December 31, 2016. These balances are included in other liabilities on the consolidated balance sheets.

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

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of March 31, 2017. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Recurring Fair Value Measurements

The valuation methodologies for estimating the fair value of financial assets and financial liabilities measured and reported at fair value on a recurring basis are discussed below.

Investment Securities Available-for-Sale: The fair value of investment securities available-for-sale are primarily based on price indications provided by nationally recognized, independent pricing sources utilized by the Company’s bond accounting system provider. The fair value of investment securities may be determined by obtaining quoted prices for identical assets in active markets at measurement date (Level 1 financial assets). The Company’s investments in U.S. Treasury Notes are Level 1 financial assets. For the Company’s investments in U.S. Agency and U.S. Sponsored Agency issued debt securities (callable and non-callable notes), mortgage backed securities guaranteed by those agencies, collateralized mortgage obligations issued by those agencies and corporate bond securities, the fair value may be determined by obtaining quoted market prices for similar assets in active markets at measurement date (Level 2 financial assets), or if quoted market prices are not available, the pricing sources may determine fair value by matrix pricing. Matrix pricing is a mathematical technique widely used in the securities industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities which are observable market inputs (Level 2 financial assets). The pricing sources may also determine the fair value of certain debt securities by using an option adjusted spread model with observable inputs such as the treasury yield curve and other interest rate assumptions. Other observable inputs utilized in these alternative valuation techniques or models when quoted prices are not available include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are classified as Level 3 financial assets.

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

The following table presents the financial assets and financial liabilities measured at fair value on a recurring basis as of the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – March 31, 2017
Investment securities available-for-sale:
U.S. Govt Agency and Sponsored Agency – Note Securities	$9,956	$—	$9,956	—
U.S. Govt Agency – SBA Securities	121,314	—	121,314	—
U.S. Govt Agency – GNMA Mortgage-Backed Securities	20,895	—	20,895	—
U.S. Govt Sponsored Agency – CMO & Mortgage-Backed Securities	246,517	—	246,517	—
Asset Backed Securities	6,775	—	6,775	—
U.S. Treasury Notes	63,942	63,942	—	—
Interest Rate Swap Contracts	421	—	421	—

	$469,820	$63,942	$405,878	$—

Financial Liabilities – March 31, 2017
Interest Rate Swap Contracts	$928	$—	$928	$—
Financial Assets – December 31, 2016
Investment securities available-for-sale:
U.S. Govt Agency and Sponsored Agency – Note Securities	$9,969	$—	$9,969	—
U.S. Govt Agency – SBA Securities	122,850	—	122,850	—
U.S. Govt Agency – GNMA Mortgage-Backed Securities	22,370	—	22,370	—
U.S. Govt Sponsored Agency – CMO & Mortgage-Backed Securities	238,900	—	238,900	—
Asset Backed Securities	6,896	—	6,896	—
U.S. Treasury Notes	68,965	68,965	—	—
Interest Rate Swap Contracts	523	—	523	—

	$470,473	$68,965	$401,508	$—

Financial Liabilities – December 31, 2016
Interest Rate Swap Contracts	$1,207	$—	$1,207	$—

At March 31, 2017 and December 31, 2016, the Company had no financial assets or liabilities that were measured at fair value on a recurring basis that required the use of significant unobservable inputs (Level 3). Furthermore, there were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis for the periods ended March 31, 2017 or December 31, 2016.

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

The following table presents the balances of assets measured at fair value on a non-recurring basis by level within the fair value hierarchy as of the dates indicated (dollars in thousands):

	Net Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – March 31, 2017
SBA Servicing Asset	$876	$—	$—	$876

Total	$876	$—	$—	$876

	Net Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – December 31, 2016
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs (non-purchased credit impaired loans)	$73	$—	$—	$73
SBA Servicing Asset	940	—	—	940

Total	$1,013	$—	$—	$1,013

There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a non-recurring basis for the periods ended March 31, 2017 or December 31, 2016.

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 assets measured at fair value on a non-recurring basis as of the dates indicated (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Valuation Inputs	Unobservable Valuation Input Values
Financial Assets – March 31, 2017
			Discount Rates	13%
SBA Servicing Asset	$876	Discounted Cash Flow	Estimated Average Remaining Life of SBA Portfolio	39 months

Total	$876

	Fair Value	Valuation Methodology	Unobservable Valuation Inputs	Unobservable Valuation Input Values
Financial Assets – December 31, 2016
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-off	$73	Credit loss estimate of aged accounts receivable collateral	Credit loss factors on aging of accounts receivable collateral	20%
			Discount Rates	13%
SBA Servicing Asset	940	Discounted Cash Flow	Estimated Average Remaining Life of SBA Portfolio	39 months

Total	$1,013

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

Investment Securities Held-to-Maturity: The fair value of investment securities held-to-maturity are based on price indications provided by nationally recognized, independent pricing sources utilized by the Company’s bond accounting system provider. The Company’s held-to-maturity portfolio consists of municipal securities only. The fair value of the municipal securities are calculated using proprietary pricing models or matrices with inputs such as market information (MSRB reported trade data, bids, offers, new issue data) and benchmark curves (Treasury, Swap, Libor and AAA municipal yield curve). These inputs are observable and as such, municipal securities are classified within the Level 2 fair value hierarchy.

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

Subordinated Debentures: The fair value of the three variable rate subordinated debentures (“debentures”) is estimated using a discounted cash flow calculation that applies the three month LIBOR plus the margin index at March 31, 2017, to the cash flows from the debentures, based on the actual interest rate the debentures were accruing at March 31, 2017. Because all three of the debentures re-priced on March 15, 2017 based on the current three month LIBOR index rate plus the index margin at that date, and with relatively little to no change in the three month LIBOR index rate from the re-pricing date through March 31, 2017, the current face value of the debentures and their calculated fair value are approximately equal. The inputs utilized in determining the fair value of subordinated debentures are observable and accordingly, these financial liabilities are classified within Level 2 of the fair value hierarchy.

Fair Value of Commitments: Loan commitments that are priced on an index plus a margin to a market rate of interest are reported at the carrying value of the loan commitment. Loan commitments on which the committed fixed interest rate is less than the current market rate were insignificant at March 31, 2017 and December 31, 2016.

The table below presents the carrying amounts and fair values of certain financial instruments based on their fair value hierarchy indicated (dollars in thousands):

			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Financial Assets
Cash and due from banks	$51,168	$51,168	$51,168	$—	$—
Interest earning deposits in other financial institutions	313,609	313,609	313,609	—	—
Investment securities held-to-maturity	40,945	41,159	—	41,159	—
Loans, net	2,026,533	2,044,209	—	—	2,044,209
Bank owned life insurance	63,595	63,595	—	—	63,595
FHLB Stock	9,182	9,182	—	—	9,182
Financial Liabilities
Certificates of deposit	30,623	30,625	—	30,625	—
Securities sold under agreements to repurchase	11,939	11,939	—	11,939	—
Subordinated debentures	9,896	12,372	—	12,372	—
December 31, 2016
Financial Assets
Cash and due from banks	$41,281	$41,281	$41,281	$—	$—
Interest earning deposits in other financial institutions	167,789	167,789	167,789	—	—
Investment securities held-to-maturity	42,027	41,937	—	41,937	—
Loans, net	2,030,852	2,054,701	—	—	2,054,701
Bank owned life insurance	51,216	51,216	—	—	51,216
FHLB Stock	9,182	9,182	—	—	9,182
Financial Liabilities
Certificates of deposit	29,480	29,480	—	29,480	—
Securities sold under agreements to repurchase	18,816	18,816	—	18,816	—
Subordinated debentures	9,856	12,372	—	12,372	—

Note 15 - Subsequent Events

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

Management of the Company has evaluated events that have occurred subsequent to March 31, 2017 and have concluded there are no subsequent events that would require recognition in the accompanying consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

See “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” below relating to “forward-looking” statements included in this report.

The following is management’s discussion and analysis of the major factors that influenced the results of the operations and financial condition of CU Bancorp, (“the Company”) for the current period. This analysis should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2016 Annual Report on Form 10-K and with the unaudited financial statements and notes as set forth in this report.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In addition to the historical information, this Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those sections of the Securities Act and the Exchange Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ significantly from projected results.

The Company’s forward-looking statements include descriptions of management’s plans or objectives for future operations, products or services, and forecasts of the Company’s revenues, earnings or other measures of economic performance. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on the information available to management at the time that this report was prepared and can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words “believe,” “expect,” “intend,” “estimate,” “approximate,” “anticipate,” “project,” “assume,” “plan,” “predict,” “likely,” or variations of these words as well as words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.”

We make forward-looking statements as set forth above and regarding projected sources of funds, the pending merger between the Company and PacWest Bancorp, dividends, adequacy of our allowance for loan loss and provision for loan loss, our loan portfolio and subsequent charge-offs. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the SEC, Item 1A of our Annual Report on Form 10-K, and the following:

•	Current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values, high unemployment rates and overall slowdowns in economic growth.

•	The effects of trade, monetary and fiscal policies and laws.

•	Possible losses of businesses and population in the Los Angeles, Orange, Ventura, San Bernardino or Riverside Counties.

•	Loss of customer checking and money-market account deposits as customers pursue other higher-yield investments.

•	Possible changes in consumer and business spending and saving habits and the related effect on our ability to increase assets and to attract deposits.

•	Competitive market pricing factors.

•	Deterioration in economic conditions that could result in increased loan losses.

•	Risks associated with concentrations, including but not limited to concentration in real estate related loans and concentrations in deposits.

•	Loss of significant customers.

•	A continued low interest rate environment or interest rate volatility.

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

•	Changes in the speed of loan prepayments, loan origination and sale volumes, loan loss provisions, charge offs or actual loan losses.

•	Compression of our net interest margin.

•	Stability of funding sources and continued availability of borrowings.

•	Changes in legal or regulatory requirements.

•	The inability of our risk management controls to prevent or detect all errors or fraudulent acts.

•	Inability of our framework to manage risks associated with our business, including but not limited to operational risk, regulatory risk, cyber risk, liquidity risk, customer risk and credit risk, to mitigate all risk or loss to us.

•	Our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking”, account takeover, ransomware and identity theft.

•	The effects of man-made and natural disasters, including, but not limited to earthquakes, floods, droughts, brush fires, tornadoes and hurricanes.

•	Our ability to recruit and retain key management and staff.

•	The ability to complete the proposed merger between the Company and PacWest Bancorp, including obtaining regulatory approvals and approval by the shareholders of the Company, or any future transaction, successfully integrating such acquired entities, or achieving expected beneficial synergies and/or operating efficiencies, in each case within expected time-frames or at all.

•	Significant decline in the market value of the Company that could result in an impairment of goodwill.

•	Changes in PacWest Bancorp’s stock price before completion of the merger, including as a result of the financial performance of PacWest Bancorp before closing.

•	Regulatory limits on the Bank’s ability to pay dividends to the Company.

•	The uncertainty of obtaining regulatory approval for various merger and acquisition opportunities.

•	New accounting pronouncements.

•	The impact of federal and state laws and regulations on the Company’s business operations and competitiveness.

•	Our ability to comply with applicable capital and liquidity requirements (including the finalized Basel III capital standards), including our ability to generate capital internally or raise capital on favorable terms.

•	The effects of any damage to our reputation resulting from developments related to any of the items identified above.

For a more detailed discussion of some of these risks and uncertainties, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and particularly, Item 1A, titled “Risk Factors.”

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

California United Bank (the “Bank”) is a full-service commercial business bank offering a broad range of banking products and services including: deposit services, lending and cash management to small and medium-sized businesses in Los Angeles, Orange, Ventura, San Bernardino and Riverside counties, to non-profit organizations, to business principals and entrepreneurs, and to the professional community, including attorneys, certified public accountants, financial advisors, healthcare providers and investors. The Bank opened for business in 2005, with its current headquarters office located in Los Angeles, California. As a state chartered non-member bank, the Bank is subject to regulation by the California Department of Business Oversight, (the “DBO”) and the Federal Deposit Insurance Corporation (“FDIC”). The deposits of the Bank are insured by the FDIC, to the maximum amount allowed by law.

Total assets increased $149 million or 5% from December 31, 2016 to $3.1 billion mainly due to deposit growth of $147 million and net income of $7.8 million. During the three months ended March 31, 2017, the Company had $33 million of net organic loan production. Pay downs in the acquired loan portfolios were approximately $37 million during the same quarter. Loans secured by real estate grew $19 million in the first quarter of 2017, compared to the prior quarter, with all of the growth coming in other nonresidential properties. At March 31, 2017, commercial and industrial loans, and owner-occupied real estate loans combined were $921 million or 45% of total loans, compared to $954 million or 47% of total loans at December 31, 2016.

Funding the Company’s asset growth for the three months ended March 31, 2017 were increases in non-interest bearing demand deposits of $86 million, interest bearing transaction accounts of $14 million, and money market and savings deposits of $47 million. At both March 31, 2017 and December 31, 2016, non-interest bearing deposits represented 54% of total deposits. Tangible book value per common share was $14.52, $14.10 and $13.05 at March 31, 2017, December 31, 2016 and March 31, 2016, respectively.

Recent Development

On April 5, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PacWest Bancorp (“PacWest”), wherein CU Bancorp will merge with and into PacWest (the “Merger”), with PacWest surviving the Merger. Immediately following the Merger, CU Bancorp’s wholly-owned bank subsidiary, California United Bank, will merge with and into PacWest’s wholly-owned bank subsidiary, Pacific Western Bank (the “Bank Merger”). Pacific Western Bank will be the surviving bank in the Bank Merger. The Merger Agreement was approved and adopted by the Board of Directors of each of CU Bancorp and PacWest. Under terms of the agreement, CU Bancorp shareholders will receive 0.5308 shares of PacWest common stock and $12.00 in cash for each share of CU Bancorp.

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

Our critical accounting policies are described in greater detail in our 2016 Annual Report on Form 10-K, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessment, are as follows:

Business Combinations

The Company has a number of fair value adjustments recorded within the consolidated financial statements that at March 31, 2017 that relate to the business combinations with California Oaks State Bank “COSB”, Premier Commercial Bancorp “PC Bancorp” and 1st Enterprise Bank “1st Enterprise” on December 31, 2010, July 31, 2012 and November 30, 2014, respectively. These fair value adjustments include fair value adjustments on loans, core deposit intangible assets, other intangible assets, fair value adjustments to acquired lease obligations, and fair value adjustments on derivatives. The assets and liabilities acquired through acquisitions have been accounted for at fair value as of the date of the acquisition. The goodwill that was recorded on the transactions represented the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized and is reviewed for impairment on October 1st of each year. If an event occurs or circumstances change that result in the Company’s fair value declining below its book value, the Company would perform an impairment analysis at that time.

Based on the Company’s 2016 goodwill impairment analysis, no impairment to goodwill has occurred. The Company is a sole reporting unit for evaluation of goodwill.

The core deposit intangibles on non-maturing deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed through acquisitions, are being amortized over the projected useful lives of the deposits. The weighted average remaining life of the core deposit intangible is estimated at approximately 5 years at March 31, 2017. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

The Allowance is an amount that management believes will be adequate to absorb estimated charge-offs related to specifically identified loans, as well as probable loan charge-offs inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. Management carefully monitors changing economic conditions, the concentrations of loan categories and collateral, the financial condition of the borrowers, the history of the loan portfolio, as well as historical peer group loan loss data to determine the adequacy of the Allowance. The Allowance is based upon estimates, and actual charge-offs may vary from the estimates. No assurance can be given that adverse future economic conditions will not lead to delinquent loans, increases in the provision for loan losses and/or charge-offs. These evaluations are inherently subjective, as they require estimates that are susceptible to significant revisions as conditions change. In addition, regulatory agencies, as an integral part of their examination process, may require additions to the Allowance based on their judgment about information available at the time of their examinations. Management believes that the Allowance as of March 31, 2017 is adequate to absorb known and probable losses inherent in the loan portfolio.

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

RESULTS OF OPERATIONS

Key Performance Measures

The following table presents key performance measures for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands, except per share data):

	Three Months Ended March 31,
	Amounts		Increase (Decrease)
	2017	2016	$	%
Net Income Available to Common Shareholders	$7,482	$6,281	$1,201	19.12%

Earnings per share
Basic	$0.43	$0.37	$0.06	16.22%
Diluted	$0.42	$0.36	$0.06	16.67%
Return on average assets (1)	0.97%	0.93%	0.04%	4.30%
Return on average tangible common equity (2)	11.87%	11.29%	0.58%	5.14%
Net interest margin (3)	3.67%	3.77%	(0.10)%	(2.65)%
Efficiency ratio (4)	57.79%	57.75%	0.04%	0.07%

(1)	Return on average assets is calculated by dividing net income available to common shareholders by the average assets for the period.
(2)	Return on average tangible common equity is calculated by dividing the Company’s net income available to common shareholders by average tangible common equity for the period. See the tables for return on average tangible common equity calculation and reconciliation to average common equity.
(3)	Net interest margin represents net interest income as a percent of interest earning assets.
(4)	Efficiency ratio represents non-interest expense as a percent of net interest income plus non-interest income, excluding gain on sale of securities, net.

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

	Three Months Ended March 31,
	2017	2016
Average Tangible Common Equity Calculation
Total average shareholders’ equity	$343,217	$313,014
Less: Average serial preferred stock	16,930	17,088
Less: Average goodwill	64,603	64,603
Less: Average core deposit and leasehold right intangibles	6,132	7,515

Average Tangible Common Equity	$255,552	$223,808

Annualized Net Income Available to Common Shareholders	$30,344	$25,262
Return on Average Tangible Common Equity	11.87%	11.29%

Operations Performance Summary

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net income available to common shareholders for the three months ended March 31, 2017 was $7.5 million, or $0.42 per diluted share, compared to $6.3 million, or $0.36 per diluted share for the three months ended March 31, 2016. Net income increased 18% over prior year and earnings per share increased 17% over prior year. The $1.2 million increase, or 19%, was primarily due to a $3.3 million increase in net interest income after provision for loan losses, offset by a $1.5 million increase in non-interest expense and a $645 thousand increase in provision for income tax expense. The increase in net interest income after provision for loan losses was mainly driven by strong organic loan growth. The increase in income tax expense is directionally consistent with the increase in profitability while the effective tax rates are comparable for both periods. Non-interest income had a modest increase of $15 thousand or 0.5% and non-interest expense had an increase of $1.5 million, or 9.9%. Salaries and other benefits expense increased $969 thousand, or 10.4%, as the Company’s active full-time equivalent employees grew to 294 at March 31, 2017, an increase of 21 from March 31, 2016.

Average Balances, Interest Income and Expense, Yields and Rates

Three Months Ended March 31, 2017 and 2016

The following tables present the Company’s average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yield/rate for the periods presented. All average balances are daily average balances (dollars in thousands).

	Three Months Ended
	March 31, 2017			March 31, 2016
	Average Balance	Interest	Average Yield/Rate (5)	Average Balance	Interest	Average Yield/Rate (5)
Interest Earning Assets:
Loans (1)	$2,043,693	$24,432	4.85%	$1,849,201	$22,578	4.91%
Investment securities (2)	518,303	2,041	1.58%	352,929	1,232	1.40%
Deposits in other financial institutions	334,660	710	0.85%	301,402	439	0.58%

Total interest earning assets	2,896,656	27,183	3.81%	2,503,532	24,249	3.90%
Non-interest earning assets	218,536			214,581

Total Assets	$3,115,192			$2,718,113

Interest Bearing Liabilities:
Interest bearing transaction accounts	$339,230	$157	0.19%	$270,796	$99	0.15%
Money market and savings deposits	878,035	670	0.31%	726,681	511	0.28%
Certificates of deposit	29,626	26	0.36%	55,920	33	0.24%

Total interest bearing deposits	1,246,891	853	0.28%	1,053,397	643	0.25%
Securities sold under agreements to repurchase	15,017	9	0.24%	20,540	11	0.22%
Subordinated debentures	9,877	130	5.26%	9,719	117	4.76%

Total borrowings	24,894	139	2.26%	30,259	128	1.70%
Total interest bearing liabilities	1,271,785	992	0.32%	1,083,656	771	0.29%
Non-interest bearing demand deposits	1,480,366			1,305,018

Total funding sources	2,752,151			2,388,674
Non-interest bearing liabilities	19,824			16,425
Shareholders’ Equity	343,217			313,014

Total Liabilities and Shareholders’ Equity	$3,115,192			$2,718,113

Excess of interest earning assets over funding sources	$144,505			$114,858
Net interest income		$26,191			$23,478

Net interest margin (3)			3.67%			3.77%
Core net interest margin (4)			3.53%			3.67%

(1)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(2)	Average balances of investment securities available-for-sale are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(3)	Net interest margin is computed by dividing net interest income by average total interest earning assets.
(4)	Core net interest margin is computed by dividing annualized net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and interest recovered or reversed on non-accrual loans or other significant items based on management’s judgement, by average total interest-earning assets. See the reconciliation table for core net interest margin.
(5)	Annualized.

Net Changes in Average Balances, Composition, Yields and Rates

Three Months Ended March 31, 2017 and 2016

The following tables set forth the composition of average interest earning assets and average interest bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Three Months Ended March 31,
	2017			2016			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate (5)	Average Balance	% of Total	Average Yield/ Rate (5)	Average Balance	% of Total	Average Yield/ Rate (5)
Interest Earning Assets:
Loans (1)	$2,043,693	70.6%	4.85%	$1,849,201	73.9%	4.91%	$194,492	(3.3)%	(0.06)%
Investment securities (2)	518,303	17.9%	1.58%	352,929	14.1%	1.40%	165,374	3.8%	0.18%
Deposits in other financial institutions	334,660	11.5%	0.85%	301,402	12.0%	0.58%	33,258	(0.5)%	0.27%

Total interest earning assets	$2,896,656	100%	3.81%	$2,503,532	100.0%	3.90%	$393,124		(0.09)%
Interest Bearing Liabilities:
Non-interest bearing demand deposits	$1,480,366	53.8%		$1,305,018	54.6%		$175,348	(0.8)%
Interest bearing transaction accounts	339,230	12.3%	0.19%	270,796	11.4%	0.15%	68,434	0.9%	0.04%
Money market and savings deposits	878,035	31.9%	0.31%	726,681	30.4%	0.28%	151,354	1.5%	0.03%
Certificates of deposit	29,626	1.1%	0.36%	55,920	2.3%	0.24%	(26,294)	(1.2)%	0.12%

Total deposits	2,727,257	99.1%	0.13%	2,358,415	98.7%	0.11%	368,842	0.4%	0.02%
Securities sold under agreements to repurchase	15,017	0.5%	0.24%	20,540	0.9%	0.22%	(5,523)	(0.4)%	0.02%
Subordinated debentures	9,877	0.4%	5.26%	9,719	0.4%	4.76%	158	—%	0.50%

Total borrowings	24,894	0.9%	2.26%	30,259	1.3%	1.70%	(5,365)	(0.4)%	0.56%

Total funding sources	$2,752,151	100%	0.15%	$2,388,674	100%	0.13%	$363,477		0.02%

Excess of interest earning assets over funding sources	$144,505			$114,858			$29,647
Net interest margin (3)			3.67%			3.77%			(0.10)%
Core net interest margin (4)			3.53%			3.67%			(0.14)%

(1)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(2)	Average balances of investment securities available-for-sale are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(3)	Net interest margin is computed by dividing net interest income by average total interest earning assets.
(4)	Core net interest margin is computed by dividing annualized net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and interest recovered or reversed on non-accrual loans or other significant items based on management’s judgement, by average total interest-earning assets. See the reconciliation table for core net interest margin.
(5)	Annualized.

Volume and Rate Variance Analysis of Net Interest Income

Three Months Ended March 31, 2017 and 2016

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

	Three Months Ended March 31, 2017 vs. 2016
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income
Loans	$2,130	$(276)	$1,854
Investment securities	576	233	809
Deposits in other financial institutions	50	221	271

Total interest income	2,756	178	2,934

Interest Expense
Interest bearing transaction accounts	25	33	58
Money market and savings deposits	98	61	159
Certificates of deposit	(17)	10	(7)

Total deposits	106	104	210
Securities sold under agreements to repurchase	(3)	1	(2)
Subordinated debentures, net	1	12	13

Total borrowings	(2)	13	11

Total interest expense	104	117	221

Net Interest Income	$2,652	$61	$2,713

Non-GAAP Financial Measure - Reconciliation of Core Net Interest Income and Core Net Interest Margin to Net Interest Income and Net Interest Margin

The following table represents a reconciliation of GAAP net interest margin to core net interest margin (a non-GAAP financial measure) used by the Company. The table presents the information for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Net Interest Income	$26,191	$23,478
Less:
Other income recognition due to early payoffs	306	123
Accelerated accretion of fair value adjustment on early loan payoffs of acquired loans	688	528

Core Net Interest Income	$25,197	$22,827

Net interest margin	3.67%	3.77%
Core net interest margin	3.53%	3.67%

Composition of Net Deferred Loan Fees and Net Fair Value Discounts

The following table reflects the composition of the net deferred loan fees, costs and fair value discounts at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Accretable loan discount	$8,634	$9,772
Non-Accretable loan discount	347	390

Remaining loan discount on acquired loans	8,981	10,162
Net deferred loan fees on organic loans	5,629	5,830

Total	$14,610	$15,992

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net interest margin decreased 10 basis points to 3.67% for the three months ended March 31, 2017, compared to 3.77% for the three months ended March 31, 2016. The decrease in net interest margin is primarily due to average loans being a lower percentage of interest-earning assets for the quarter ended March 31, 2017 than for the same quarter a year ago, due to strong growth in average deposits in the first quarter of 2017. For the quarter ended March 31, 2017, the Company recorded $688 thousand in discounts earned on early loan payoffs of acquired loans and other associated payoff benefits of $306 thousand, which had a positive impact on the net interest margin of 14 basis points. For the quarter ended March 31, 2016, the Company recorded $528 thousand in discounts earned on early loan payoffs of acquired loans and other associated payoff benefits of $123 thousand, which had a positive impact on the net interest margin of 11 basis points. Despite a prime rate increase in December 2016, the average rate on paid off loans is higher than the rate on new loans.

Provision for Loan Losses

Provision for loan losses for the three months ended March 31, 2017 was zero compared to $622 thousand for the three months ended March 31, 2016. The Company had $33 million of net organic loan growth for the quarter ended March 31, 2017, compared to $90 million for the same quarter a year ago. The Company also had less substandard loans at March 31, 2017. Net recoveries for the three months ended March 31, 2017 were $231 thousand, compared to net recoveries of $241 thousand in 2016.

Non-Interest Income

The following table lists the major components of the Company’s non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	$	%
Gain on sale of securities, net	$141	—	$141	100%
Gain on sale of SBA loans, net	202	554	(352)	(63.5)%
Deposit account service charge income	1,161	1,189	(28)	(2.4)%
Letters of credit income	286	270	16	5.9%
Interchange fees	147	113	34	30.1%
Dividend income in equity securities	213	151	62	41.1%
BOLI income	379	323	56	17.3%
Other non-interest income	306	220	86	39.1%

Total Non-Interest Income	$2,835	$2,820	$15	0.5%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Non-interest income increased $15 thousand or 0.5% to $2.84 million for the three months ended March 31, 2017 compared to $2.82 million for the three months ended March 31, 2016. The Company’s gain on sale of SBA loans as of March 31, 2017 was $202 thousand, compared to $554 thousand as of March 31, 2016; the gain was lower due to the average loan size being smaller. Decrease of $352 thousand in gain on sale of SBA loans as of March 31, 2017 was offset by increases of $62 thousand in stock dividends and $56 thousand in income from Bank owned life insurance, compared to the same period in 2016. The Bank purchased additional BOLI in February of 2017. Additionally, the Company realized a $141 thousand gain on sale of securities as of March 31, 2017 whereas as the Company had no comparable gain on sale of securities as of March 31, 2016.

Non-Interest Expense

The following table lists the major components of the Company’s non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	$	%
Salaries and employee benefits	$10,288	$9,319	$969	10.4%
Stock based compensation expense	773	834	(61)	(7.3)%
Occupancy	1,489	1,436	53	3.7%
Data processing	656	618	38	6.1%
Legal and professional	1,009	475	534	112.4%
FDIC deposit assessment	446	350	96	27.4%
OREO loss and expenses	—	79	(79)	(100)%
Office services expenses	380	403	(23)	(5.7)%
Core deposit intangible amortization	284	321	(37)	(11.5)%
Other operating expenses	1,368	1,352	16	1.2%

Total Non-Interest Expense	$16,693	$15,187	$1,506	9.9%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Non-interest expense increased by $1.5 million or 9.9% to $16.7 million for the three months ended March 31, 2017 compared to $15.2 million for the three months ended March 31, 2016. The increase was largely related to the increases in salaries and employee benefits and legal and professional fees. The increase in salaries and other benefits expense is attributable to the increase in the Company’s active full-time equivalent employees, which grew to 294 at March 31, 2017, an increase of 21 from March 31, 2016, of which 13 were BSA related and 6 were in deposit support services. Legal and professional fee expense increased by $534 as compared to the quarter ended March 31, 2016, primarily related to the impending merger and nonrecurring consulting costs associated with the BSA Consent Order.

Income Taxes

The Company’s effective tax rate is impacted by BOLI income and interest income from tax exempt securities and loans which are excluded from taxable income, and excess tax benefits from exercise or vesting of share-based awards are included as a reduction in provision for income tax expense in the period in which the exercise or vesting occurs. The effective tax rate for the three months ended March 31, 2017 was 36.9% compared to 37.2% for the three months ended March 31, 2016. The tax rate will have more volatility, depending on the volume of vestings and exercises as well as the associated excess tax benefits generated. The amount of excess tax benefits were $424 thousand and $297 thousand for the periods ended March 31, 2017 and 2016, respectively. Without the excess tax benefits in the quarter ended March 31, 2017, the effective tax rate would have been 40%. In addition, the Company has invested in Qualified Affordable Housing Projects “LIHTC” that generate tax credits and benefits for the Company.

The Company operates in the Federal and California jurisdictions and the blended statutory tax rate for Federal and California income taxes is 42.05%.

FINANCIAL CONDITION

Balance Sheet Analysis

Total assets increased $149 million during the three months ended March 31, 2017, to $3.1 billion due to an increase of $147 million in deposits. Loans were flat from the end of the prior year as the net organic loan production during the period of $33 million was offset by $37 million of payoffs/paydowns in the acquired loan portfolios from the COSB, PC Bancorp acquisitions and the 1st Enterprise merger.

Funding the asset growth for the Company for the first three months of 2017 was the growth in deposits of $147 million and net income of $7.8 million. Further, the deposit growth of $147 million is the result of an $86 million increase in non-interest bearing deposits, a $14 million increase in interest bearing transaction deposits and a $47 million increase in money market and savings deposits. Non-interest bearing deposits represented 54% of total deposits at both March 31, 2017, and December 31, 2016.

Lending

The following table presents the composition of the loan portfolio at the dates indicated (dollars in thousands):

	March 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Commercial and Industrial Loans:	$484,280	24%	$502,637	25%
Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	436,269	21%	451,322	22%
Other Nonresidential Properties	689,015	34%	630,163	31%
Construction, Land Development and Other Land	192,572	9%	194,059	9%
1-4 Family Residential Properties	118,268	6%	127,164	6%
Multifamily Residential Properties	95,483	5%	109,858	5%

Total Loans Secured by Real Estate	1,531,607	75%	1,512,566	73%

Other Loans:	30,251	1%	35,023	2%

Total Loans	$2,046,138	100%	$2,050,226	100%

The following table is a breakout of the Company’s gross loans stratified by the industry concentration of the borrower by their respective NAICS code at the dates indicated (dollars in thousands):

	March 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Real Estate	$1,139,458	56%	$1,096,377	53%
Manufacturing	166,127	8%	180,217	9%
Construction	123,241	6%	140,270	7%
Hotel/Lodging	129,912	6%	120,760	6%
Wholesale	117,165	6%	117,444	6%
Finance	71,093	3%	83,061	4%
Professional Services	51,763	3%	58,766	3%
Other Services	45,660	2%	50,425	2%
Healthcare	45,092	2%	46,184	2%
Information	34,441	2%	32,014	2%
Retail	28,840	1%	28,938	1%
Restaurant/Food Service	24,149	1%	24,118	1%
Transportation	20,500	1%	19,857	1%
Administrative Services	14,966	1%	17,090	1%
Entertainment	11,747	1%	13,569	1%
Education	11,474	1%	10,370	1%
Management	5,490	—%	6,455	—%
Other	5,020	—%	4,311	—%

Total Loans	$2,046,139	100%	$2,050,226	100%

The Company’s loan origination and lending activities continue to be focused primarily on direct contact with its borrowers through the Company’s relationship managers and/or executive officers. We continue to establish new relationships and expand our current business. Total loans were $2.0 billion at March 31, 2017, a decrease of $4 million or 0.20%, from $2.1 billion at December 31, 2016. An overall trend was a higher level of paid off loans this quarter especially in commercial and industrial loans of which some were due to the sale of the business. During the first quarter of 2017, the Company had $33 million of net organic loan production, which was offset by approximately $37 million in loan payoffs/paydowns from the acquired loan portfolios during the same period. Loans secured by real estate grew $19 million in the first quarter of 2017, compared to the prior quarter, with all of the growth coming in other nonresidential properties. This increase was offset by a decrease of $18 million in commercial and industrial loans. The yields on new loans originated during the first quarter of 2017 have averaged 4.17%.

The Company’s total commercial line of credit commitments and related disbursed funds decreased by $21 million and $16 million from December 31, 2016, respectively, resulting in a utilization rate of 40% at March 31, 2017, the same as the end of the previous quarter. Due to the dynamic nature of commercial and industrial lending, actual credit utilization may experience ebbs and flows.

Commercial and industrial loans and owner-occupied real estate loans combined were $921 million or 45% of total loans at March 31, 2017, compared to $954 million or 47% at December 31, 2016. Of the total commercial and industrial loans, 18% and 19% was unsecured at March 31, 2017 and December 31, 2016, respectively.

Other non-residential loans increased by $59 million from the end of the prior year, the largest of which included one new hotel loan located in Fresno for $9 million and four new loans for a total of $25 million on diverse types of non-residential facilities located in Los Angeles County and Orange County with the highest loan to value of 65%. The Company originates other non-residential loans with well-structured terms and guarantees, primarily collateralized by commercial buildings.

The Company had 53 commercial banking relationship managers and 8 commercial real estate relationship managers at March 31, 2017. This compares to 57 commercial banking relationship managers and 9 commercial real estate relationship managers at December 31, 2016 as the Bank experienced some retirements in 2017.

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

We do not have any concentrations in our loan portfolio except for the level of loans that are secured by real estate and the level of loans to the real estate industry as presented in the tables above. Although the Bank’s real estate concentration this quarter ending March 31, 2017 exceeds 300% of total risk based capital, the Company has maintained its relationship based approach to lending which has resulted in nominal charge-off experience in the real estate portfolio since the Company’s inception. Management plans to continue originating the same quality real estate loans that are currently included in its loan portfolio.

Allowance for Loan Loss

The Allowance increased by $231 thousand, to $20 million during the quarter ended March 31, 2017, due to net recoveries of $231 thousand. The Allowance as a percentage of total loans was 0.96% at March 31, 2017 and 0.94% at December 31, 2016. The Allowance as a percentage of loans (excluding loan balances and the related Allowance on loans acquired through acquisition) was 1.17% and 1.18%, respectively, at March 31, 2017 and December 31, 2016. During the first quarter of 2017, net organic loan production was $33 million offset by $37 million of payoffs/paydowns in the acquired loan portfolios.

The Company’s management considered the following factors in evaluating the allowance for loan loss at March 31, 2017:

•	During the three months ended March 31, 2017 there were no loan charge-offs and loan recoveries of $231 thousand.

•	There were eight non-accrual loans totaling $760 thousand with no specific allowance required at March 31, 2017, with none individually exceeded $300 thousand

•	Reduced level of substandard loans from December 31, 2016

•	The overall growth and composition of the loan portfolio

•	Changes to the overall economic conditions within the markets in which the Company makes loans

•	Concentrations within the loan portfolio

•	The remaining fair value adjustments on loans acquired through acquisition

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

The Allowance and the reserve for unfunded loan commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. In considering all of the above factors, management believes that the Allowance at March 31, 2017 is adequate. Although the Company maintains its Allowance at a level which it considers adequate to provide for probable loan losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

The following table is a summary of the activity for the Allowance as of the dates and for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Allowance for loan loss at beginning of period	$19,374	$15,682
Provision for loan losses	—	622
Net (charge-offs) recoveries:
Charge-offs	—	—
Recoveries	231	241

Net recoveries	231	241

Allowance for loan loss at end of period	$19,605	$16,545

Net recoveries to average loans	0.01%	0.01%

The following is a summary of our asset quality data and key ratios at the dates indicated (dollars in thousands):

	March 31, 2017	December 31, 2016
Loans originated by the Bank on non-accrual	$—	$—
Loans acquired through acquisition on non-accrual	760	1,122

Total non-accrual loans	760	1,122
Other Real Estate Owned	—	—

Total non-performing assets	$760	$1,122

Net charge-offs (recoveries) year to date	$(231)	$(428)
Non-accrual loans to total loans	0.04%	0.05%
Total non-performing assets to total assets	0.02%	0.04%
Allowance for loan losses to total loans	0.96%	0.94%
Allowance for loan losses to total loans accounted at historical cost, which excludes loans acquired by acquisition	1.17%	1.18%
Allowance for loan losses to non-accrual loans accounted at historical cost, which excludes non-accrual loans acquired by acquisition and related allowance	—	—
Allowance for loan losses to total non-accrual loans	2580%	1726%

Deposits

The following table presents the balance of each major category of deposits at the dates indicated (dollars in thousands):

	March 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Non-interest bearing demand deposits	$1,485,730	54%	$1,400,097	54%
Interest bearing transaction accounts	346,279	13%	332,702	13%
Money market and savings deposits	892,143	32%	845,110	32%
Certificates of deposit	30,623	1%	29,480	1%

Total deposits	$2,754,775	100%	$2,607,389	100%

Total deposits increased $147 million to $2.8 billion at March 31, 2017, primarily due to an $86 million increase in non-interest bearing demand deposits, a $47 million increase in money market and savings deposits, a $14 million increase in interest bearing transaction accounts. Certificates of deposit remained stable. The strong growth in deposits during this period came primarily from existing relationships. We believe some of the increase in total deposits during the first quarter of 2017 is likely related to customers accumulating cash in anticipation of federal and state income tax payments, as well as county property taxes in California. The average size of non-interest bearing and money market accounts continued to grow in the first quarter of 2017. Non-interest bearing deposits represented 54% of total deposits at March 31, 2017 and December 31, 2016.

Management believes one of the strengths of the Company continues to be its core deposit franchise with a cost of deposits of 0.13% for the three months ended March 31, 2017. The Company only realized a small increase in its costs despite three increases in the prime rate since December 2015.

LIQUIDITY

The following table provides a summary of the Bank’s primary and secondary liquidity levels at the dates indicated (dollars in thousands):

	March 31, 2017	December 31, 2016
	Amount	Amount
Primary Liquidity-On Balance Sheet:
Cash and due from banks	$51,168	$41,281
Interest earning deposits in other financial institutions	313,610	167,789
Investment securities available-for-sale	469,399	469,950
Less: pledged cash and due from banks	—	—
Less: pledged investment securities	(219,210)	(204,855)

Total primary liquidity	$614,967	$474,165

Ratio of primary liquidity to total deposits	22.32%	18.19%
Additional Liquidity Not Included In Primary Liquidity:
Certificates of deposit in other financial institutions	$48,795	$51,245
Less: Certificate of deposits pledged	(2,731)	(2,731)

Total additional liquidity	$46,064	$48,514

Secondary Liquidity-Off Balance Sheet:
Available Borrowing Capacity:
Total secured borrowing capacity with FHLB	$688,055	$657,955
Fed Funds borrowing lines	72,000	72,000
Secured credit line with the FRBSF	24,703	25,489

Total secondary liquidity	$784,758	$755,444

The Company’s primary overnight liquidity consisted of cash and due from banks and interest earning deposits at financial institutions. The amount of funds maintained directly with the Federal Reserve included in interest earning deposits in other financial institutions was $225 million and $90 million, at March 31, 2017 and December 31, 2016, respectively. The next source of liquidity is the money market accounts at other banks. Furthermore, the Company has collateralized borrowings and unsecured borrowing facilities. In addition, the Company has $46 million in unpledged certificates of deposits in other financial institutions where the average maturity is approximately 6 months that could be utilized over time to supplement the liquidity needs of the Company.

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

The Company has established a secured credit facility with the FHLB of San Francisco which allows the Bank to borrow up to 25% of the Bank’s total assets, which equates to a credit line of approximately $749 million at March 31, 2017. The Company currently has no outstanding borrowings with the FHLB. As of March 31, 2017, the Company had $1 billion of loan collateral pledged with the FHLB. This level of loan collateral would provide the Company with $688 million in borrowing capacity. The Company also had $16 million in securities pledged with the FHLB serving as collateral for an additional $14 million in borrowing capacity. Any amount of borrowings in excess of $702 million, up to the Company’s borrowing capacity of $749 million, would require the Company to pledge additional collateral. In addition, the Company must maintain a certain investment in the common stock of the FHLB. The Company’s investment in the common stock of the FHLB is $9 million at March 31, 2017. This level of capital would allow the Company to borrow up to $340 million of the $749 million. Any advances from the FHLB in excess of the $340 million would require additional purchases of FHLB common stock.

The Company maintains a secured credit facility with the Federal Reserve Bank of San Francisco (“FRBSF”) which is collateralized by investment securities pledged with the FRBSF. At March 31, 2017, the Company’s available borrowing capacity was $25 million.

The Company maintains investments in short term certificates of deposit with other financial institutions, with an average remaining maturity of approximately 6 months, with various balances maturing monthly. The Company had balances of $49 million and $51 million at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, $2.7 million of the Company’s certificates of deposit with other financial institutions were pledged as collateral as credit support for the interest rate swap contracts and are not available as a source of liquidity.

The Company’s commitments to extend credit (off-balance sheet liquidity risk) are agreements to lend funds to customers as long as there are no covenant violations as established in the loan agreement. The total commitment amounts do not necessarily represent future cash requirements. Financial instruments with off-balance sheet risk for the Company include both undisbursed loan commitments, as well as undisbursed letters of credit. The Company’s exposure to extend credit was $986 million and $1 billion at March 31, 2017 and December 31, 2016, respectively.

The holding company liquidity on a stand-alone basis was $8.9 million and $9.7 million, in cash on deposit at the Bank, at March 31, 2017 and December 31, 2016, respectively. Management believes this amount of cash is currently sufficient to fund the holding company’s cash flow needs over at least the next twelve to twenty-four months.

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

As of March 31, 2017, both CU Bancorp “the holding company” and the Bank had positive retained earnings and positive net income that would allow either of them to declare and pay a dividend as of March 31, 2017. However, neither the holding company nor the Bank has plans to declare and pay a cash dividend on the common stock at the current time.

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

At March 31, 2017, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” for Prompt Corrective Action (“PCA”) purpose and the Basel III minimum capital ratios with the phase-in 2017 buffer under the current capital guidelines. The following tables present the regulatory capital ratios requirements and the actual capitalization levels of the Company and the Bank as of the dates indicated (dollars in thousands):

CU Bancorp

	March 31, 2017	December 31, 2016	Well Capitalized	Basel III Minimum with Buffer
	Amount	Amount	(greater than or equal to)
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.63%	9.72%	5.0%	NA
Common Equity Tier 1 ratio	9.86%	9.61%	6.5%	5.75%
Total Tier 1 risk-based capital ratio	10.94%	10.68%	8.0%	7.25%
Total risk-based capital ratio	11.70%	11.44%	10.0%	9.25%
Regulatory Capital Data:
Common Equity Tier 1	$264,608	$257,105
Total Tier 1 capital	293,364	285,843
Total risk-based capital	313,855	306,103
Average total assets*	3,047,385	2,940,790
Risk-weighted assets	2,682,389	2,675,987

*	Represents the average total assets for calculation of the leverage ratio

California United Bank

	March 31, 2017	December 31, 2016	Well Capitalized	Basel III Minimum with Buffer
	Amount	Amount	(greater than or equal to)
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.30%	9.35%	5.0%	NA
Common Equity Tier 1 ratio	10.53%	10.28%	6.5%	5.75%
Total Tier 1 risk-based capital ratio	10.53%	10.28%	8.0%	7.25%
Total risk-based capital ratio	11.30%	11.04%	10.0%	9.25%
Regulatory Capital Data:
Common Equity Tier 1	$283,381	$275,151
Tier 1 capital	283,381	275,151
Total risk-based capital	303,872	295,411
Average total assets*	3,048,063	2,941,253
Risk-weighted assets	2,690,240	2,677,030

*	Represents the average total assets for calculation of the leverage ratio

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

Including the capital conservation buffer of 2.5%, the new final capital rule resulted in the following minimum ratios: (i) a Tier 1 capital ratio of 8.5%, (ii) a common equity Tier 1 capital ratio of 7.0%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement phase-in began in January 2016 at 0.625% of risk-weighted assets and will increase each year by 0.625% until fully implemented in January 2019. While the final capital rule sets higher regulatory capital standards for the Company and the Bank, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of the final capital rules or more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity, restrict the ability to pay dividends or executive bonuses and require the raising of additional capital.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

For a discussion regarding the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act, see the Company’s December 31, 2016 Form 10K, Part I, Item 1 – Business – Supervision and Regulation – Legislation and Regulatory Developments – Dodd Frank Wall Street Reform and Consumer Protection Act.

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

The Consent Order resulted in additional BSA compliance expenses for the Bank and the Company. It may also have the effect of limiting or delaying the Bank’s and the Company’s ability to obtain regulatory approval for certain expansionary activities, to the extent desired by the Company. The Consent Order does not otherwise impact the Bank’s business activities outside of BSA. The Consent Order does not require the Bank to pay any civil money penalty or require additional capital. The Consent Order will remain in effect and be enforceable until it is modified, terminated, suspended or set aside by the FDIC and the CBDO. Management and the Board have expressed their full intention to continue their efforts to comply with all parts of the Consent Order.

Number of Employees

The number of active full-time equivalent employees increased from 288 at December 31, 2016 to 294 at March 31, 2017.

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

At March 31, 2017, the Company had fourteen pay-fixed, receive-variable interest rate contracts that were designed to convert fixed rate loans into variable rate loans. Twelve of these swap contracts are designated as fair value hedges. For additional information on these interest rate contracts, see Note 9 – Derivative Financial Instruments located in Part I, Item 1. - Notes to the Consolidated Financial Statements.

The Company has no market risk sensitive instruments held for trading purposes. Management believes that the Company’s market risk is reasonable at this time.

The following depicts the Company’s net interest income sensitivity analysis as of March 31, 2017 (dollars in thousands):

Simulated Rate Changes	Estimated Net Interest Income Sensitivity
+ 400 basis points	27.0%	$26,644
+ 200 basis points	13.5%	$13,262
+ 100 basis points	6.7%	$6,646
- 200 basis points (1)	(12.6)%	$(12,372)

(1)	The simulated rate change under the -200 basis points in the table above reflects an average negative 43 basis points on interest earning assets primarily due to floors on loans and reflects repricing of liabilities of a negative 6 bps due to the Company paying less than 25 basis points on its deposit accounts.

The Company is currently asset sensitive. The estimated sensitivity does not necessarily represent our forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits and replacement of asset and liability cash flows. The effective duration of the Company’s investment securities portfolio is approximately 2.0 years at March 31, 2017, compared to 2.6 years at December 31, 2016. Management considers the current effective duration to be relatively low and future purchases may increase this measurement if doing so will provide increased earnings while keeping risk low. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

Variable rate loans make up 72% of the loan portfolio. Of the total variable rate loans, 47% are tied to the Prime index with $660 million subject to repricing within 30 days of a 25 basis point increase in Prime rate. However, the Company has floors on some of its loans. At March 31, 2017, 33% of variable rate loans are at their floor, and thus an increase in the underlying index may not necessarily result in an increase in the coupon until the loan index plus margin exceeds that floor. The remaining 53% of the variable rate loans are tied to other indexes with longer repricing frequencies such as the Treasury index and the LIBOR index. Only 13% of our variable rate loans are tied to the LIBOR index. Other variable rate assets tied to Prime are the balances at the Federal Reserve Bank of $225 million and $108 million of SBA variable rate investment securities.

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

The Company’s static GAP as of March 31, 2017, is not materially different from that reported at December 31, 2016 and is thus not included in this 10-Q. See the Company’s Static Gap reports under “Item7A-Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2016 Annual Report on Form 10-K.

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

b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the fiscal quarter that ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time the Company is involved in certain legal actions arising from normal business activities. The Company believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed under “Part I. Item 1A. Risk Factors” included in our 2016 Annual Report on Form 10-K for the year ended December 31, 2016. These risk factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional Risk Factors have been set out below in this Quarterly Report on Form 10-Q relative to the Consent Order between the Bank and the FDIC and CDBO disclosed in the Company’s 8-K filing on September 26, 2016.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

(a) None.

(b) None.

ITEM 6. Exhibits

(a) Index to Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of April 5, 2017, by and between PacWest Bancorp and CU Bancorp[1]

3.1	Articles of Incorporation of CU Bancorp[2]

3.2	Bylaws of CU Bancorp[3]

3.3	Certificate of Determination of Non-Cumulative Perpetual Preferred Stock, Series A of CU Bancorp[4]

31.1⌂	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2⌂	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1⌂	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS⌂	XBRL Instance Document

101.SCH⌂	XBRL Taxonomy Extension Schema Document

101.CAL⌂	XBRL Taxonomy Calculation Linkbase Document

101.LAB⌂	XBRL Taxonomy Label Linkbase Document

101 DEF⌂	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE⌂	XBRL Taxonomy Presentation Linkbase Document

⌂	Attached hereto

[1]	Incorporated by reference from Exhibit 2.1 to CU Bancorp Current Report on Form 8-K filed April 7, 2017.
[2]	Incorporated by reference from Exhibit 3.1 to CU Bancorp Registration Statement on Form S-4 filed April 13, 2012.
[3]	Incorporated by reference from Exhibit 3.2 to CU Bancorp Quarterly Report on Form 10-Q filed November 8, 2016.
[4]	Incorporated by reference from Exhibit 3.3 to CU Bancorp Current Report on Form 8-K filed November 24, 2014.

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CU BANCORP

Date: May 9, 2017	/s/ DAVID I. RAINER

David I. Rainer
Chief Executive Officer

Date: May 9, 2017	/s/ KAREN A. SCHOENBAUM

Karen A. Schoenbaum
Chief Financial Officer