Form 10-Q
period 2017-06-30
CU Bancorp
filed 2017-08-08
CIK 1543643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 1, 2017 the number of shares outstanding of the registrant’s no par value Common Stock was 17,827,381.

CU BANCORP

June 30, 2017 FORM 10-Q

PART I. FINANCIAL INFORMATION

CU BANCORP

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$56,382	$41,281
Interest earning deposits in other financial institutions	111,852	167,789

Total cash and cash equivalents	168,234	209,070
Certificates of deposit in other financial institutions	47,325	51,245
Investment securities available-for-sale, at fair value	453,952	469,950
Investment securities held-to-maturity, at amortized cost	39,992	42,027

Total investment securities	493,944	511,977
Loans	2,151,593	2,050,226
Allowance for loan loss	(20,326)	(19,374)

Net loans	2,131,267	2,030,852
Premises and equipment, net	3,806	4,184
Deferred tax assets, net	16,291	17,181
Goodwill	64,603	64,603
Core deposit and leasehold right intangibles, net	5,641	6,300
Bank owned life insurance	61,536	51,216
Accrued interest receivable and other assets	45,478	48,132

Total Assets	$3,038,125	$2,994,760

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing demand deposits	$1,459,553	$1,400,097
Interest bearing transaction accounts	328,156	332,702
Money market and savings deposits	820,832	845,110
Certificates of deposit	29,725	29,480

Total deposits	2,638,266	2,607,389
Securities sold under agreements to repurchase	12,180	18,816
Subordinated debentures, net	9,936	9,856
Accrued interest payable and other liabilities	20,167	20,514

Total Liabilities	2,680,549	2,656,575

Commitments and Contingencies (Note 13)
SHAREHOLDERS’ EQUITY
Serial Preferred Stock – authorized, 50,000,000 shares: Series A, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 16,400 shares authorized, 16,400 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	16,818	16,955
Common stock – authorized, 75,000,000 shares no par value, 17,831,131 and 17,759,006 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	236,308	235,873
Additional paid-in capital	26,254	25,213
Retained earnings	79,654	63,163
Accumulated other comprehensive loss, net of tax	(1,458)	(3,019)

Total Shareholders’ Equity	357,576	338,185

Total Liabilities and Shareholders’ Equity	$3,038,125	$2,994,760

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest Income
Interest and fees on loans	$24,695	$23,165	$49,127	$45,743
Interest on investment securities	2,153	1,415	4,194	2,647
Interest on interest bearing deposits in other financial institutions	615	417	1,325	856

Total Interest Income	27,463	24,997	54,646	49,246

Interest Expense
Interest on interest bearing transaction accounts	146	99	303	198
Interest on money market and savings deposits	699	484	1,369	995
Interest on certificates of deposit	35	31	61	64
Interest on securities sold under agreements to repurchase	7	14	16	25
Interest on subordinated debentures	136	120	266	237

Total Interest Expense	1,023	748	2,015	1,519

Net Interest Income	26,440	24,249	52,631	47,727
Provision for loan losses	701	1,063	701	1,685

Net Interest Income After Provision For Loan Losses	25,739	23,186	51,930	46,042

Non-Interest Income
Gain on sale of securities, net	—	—	141	—
Gain on sale of SBA loans, net	552	485	754	1,039
Deposit account service charge income	1,210	1,222	2,370	2,411
Other non-interest income	3,865	1,268	5,197	2,345

Total Non-Interest Income	5,627	2,975	8,462	5,795

Non-Interest Expense
Salaries and employee benefits (includes stock based compensation expense of $837 and $891 for the three months, and $1,610 and $1,725 for the six months ended June 30, 2017 and 2016, respectively)	10,642	9,921	21,703	20,074
Occupancy	1,450	1,439	2,939	2,875
Data processing	670	635	1,326	1,253
Legal and professional	460	651	1,469	1,126
FDIC deposit assessment	391	359	837	709
Merger related expense	1,471	—	1,471	—
OREO loss and expenses	—	4	—	83
Office services expenses	363	320	743	723
Other operating expenses	1,673	1,760	3,325	3,433

Total Non-Interest Expense	17,120	15,089	33,813	30,276

Net Income Before Provision for Income Tax Expense	14,246	11,072	26,579	21,561
Provision for income tax expense	4,937	3,952	9,487	7,857

Net Income	9,309	7,120	17,092	13,704
Preferred stock dividends and discount accretion or premium amortization	300	307	601	610

Net Income available to common shareholders	$9,009	$6,813	$16,491	$13,094

Earnings Per Share
Basic earnings per share	$0.51	$0.40	$0.94	$0.77
Diluted earnings per share	$0.51	$0.39	$0.93	$0.75

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$9,309	$7,120	$17,092	$13,704
Other Comprehensive Income, net of tax:
Net change in unrealized loss on available-for-sale investment securities, net of tax	1,396	825	1,643	1,594
Reclassification of gain on investment securities available-for-sale to net income, net of tax	—	—	(82)	—

Other Comprehensive Income	1,396	825	1,561	1,594

Comprehensive Income	$10,705	$7,945	$18,653	$15,298

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Preferred Stock		Common Stock
	Issued and Outstanding Shares	Amount	Issued and Outstanding Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2015	16,400	$16,995	17,175,389	$230,688	$23,017	$36,923	$(816)	$306,807
Net issuance of restricted stock	—	—	109,809	—	—	—	—	—
Exercise of stock options	—	—	396,964	3,453	—	—	—	3,453
Stock based compensation expense	—	—	—	—	1,725	—	—	1,725
Restricted stock repurchase	—	—	(13,781)	—	(305)	—	—	(305)
Preferred stock dividends and discount accretion	—	91	—	—	—	(610)	—	(519)
Net income	—	—	—	—	—	13,704	—	13,704
Other comprehensive income	—	—	—	—	—	—	1,594	1,594

Balance at June 30, 2016	16,400	$17,086	17,668,381	$234,141	$24,437	$50,017	$778	$326,459

Balance at December 31, 2016	16,400	$16,955	17,759,006	$235,873	$25,213	$63,163	$(3,019)	$338,185
Net issuance of restricted stock	—	—	58,681	—	—	—	—	—
Exercise of stock options	—	—	27,942	435	—	—	—	435
Stock based compensation expense	—	—	—	—	1,610	—	—	1,610
Restricted stock repurchase	—	—	(14,498)	—	(569)	—	—	(569)
Preferred stock dividends and net premium amortization	—	(137)	—	—	—	(601)	—	(738)
Net income	—	—	—	—	—	17,092	—	17,092
Other comprehensive income	—	—	—	—	—	—	1,561	1,561

Balance at June 30, 2017	16,400	$16,818	17,831,131	$236,308	$26,254	$79,654	$(1,458)	$357,576

The accompanying notes are an integral part of these consolidated financial statements.

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income:	$17,092	$13,704
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	701	1,685
Provision for unfunded loan commitments	—	117
Stock based compensation expense	1,610	1,725
Depreciation	678	717
Net accretion of discounts/premiums for loans acquired and deferred loan fees/costs	(3,721)	(4,392)
Net amortization from investment securities	3,009	1,991
Decrease (increase) in bank owned life insurance	1,680	(649)
Gain from death benefit claims from bank owned life insurance	(2,388)	—
Amortization of core deposit intangibles	568	642
Amortization of time deposit premium	—	(2)
Net accretion of leasehold right intangible asset and liabilities	(68)	(57)
Accretion of subordinated debenture discount	80	80
Loss on sale of OREO	—	14
Gain on sale of securities, net	(141)	—
Gain on sale of SBA loans, net	(754)	(1,039)
Decrease (increase) in deferred tax assets	(243)	1,421
Decrease (increase) in accrued interest receivable and other assets	2,845	(408)
Increase in accrued interest payable and other liabilities	172	1,135
Increase (decrease) in fair value of derivative swap liability	(360)	588

Net cash provided by operating activities	20,760	17,272

Cash flows from investing activities:
Purchases of investment securities	(46,487)	(51,924)
Proceeds from sales of investment securities	10,601	—
Proceeds from repayment and maturities of investment securities	53,746	35,799
Loans originated, net of principal payments	(96,642)	(111,409)
Purchases of premises and equipment	(300)	(225)
Proceeds from sale of OREO	—	311
Net decrease in certificates of deposit in other financial institutions	3,920	2,450
Purchase of bank owned life insurance	(12,000)	—
Proceeds from death benefit payments	2,197	—

Net cash used in investing activities	(84,965)	(124,998)

Cash flows from financing activities:
Net increase in non-interest bearing demand deposits	59,456	49,465
Net decrease in interest bearing transaction accounts	(4,546)	(2,020)
Net increase (decrease) in money market and savings deposits	(24,278)	68,409
Net increase (decrease) in certificates of deposit	245	(6,902)
Net increase (decrease) in securities sold under agreements to repurchase	(6,636)	11,422
Net proceeds from stock options exercised	435	3,453
Restricted stock repurchase	(569)	(305)
Dividends paid on preferred stock	(738)	(519)

Net cash provided by financing activities	23,369	123,003

Net increase (decrease) in cash and cash equivalents	(40,836)	15,277
Cash and cash equivalents, beginning of period	209,070	222,063

Cash and cash equivalents, end of period	$168,234	$237,340

The accompanying notes are an integral part of these consolidated financial statements

CU BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,945	$1,574
Net cash paid for taxes	$8,324	$2,347
Supplemental disclosures of non-cash investing activities:
Net change in unrealized loss on available-for-sale investment securities, net of tax	$1,643	$1,594

CU BANCORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

On April 5, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PacWest Bancorp (“PacWest”), wherein CU Bancorp will merge with and into PacWest (the “Merger”), with PacWest surviving the Merger. Immediately following the Merger, CU Bancorp’s wholly-owned bank subsidiary, California United Bank, will merge with and into PacWest’s wholly-owned bank subsidiary, Pacific Western Bank (the “Bank Merger”). Pacific Western Bank will be the surviving bank in the Bank Merger. The Merger Agreement was approved and adopted by the Board of Directors of each of CU Bancorp and PacWest. Closing of the transaction, which is expected to occur in the fourth quarter of 2017, is contingent upon shareholder approval and receipt of necessary regulatory approvals, along with the satisfaction of other customary closing conditions. On June 27, 2017, PacWest received regulatory approval from the DBO.

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

Under current GAAP, when full consideration is not expected and financing is required by the buyer to purchase the property, there are very prescriptive requirements in determining when foreclosed real estate property sold by an institution should be derecognized and a gain or loss be recognized. The new guidance that will be applied to these sales is more principles based. For example, as it pertains to the criteria for determining how a contract should be accounted for under the new guidance, judgment will need to be exercised in evaluating if: (a) a commitment on the buyer’s part exists, (b) collection is probable in circumstances where the initial investment is minimal and (c) the buyer has obtained control of the asset, including the significant risks and rewards of the ownership. If there is no commitment on the buyer’s part, collection is not probable or the buyer has not obtained control of the asset, then a gain cannot be recognized under the new guidance. The initial investment requirement for the buyer along with the various methods for profit recognition are no longer applicable when the new guidance goes into effect. The Company will revise its current policy on the recognition and measurement of gain on sale of other real estate owned to be consistent with the new guidance, but does not expect the new guidance to have a significant impact on the consolidated financial statements of the Company when adopted. Since the inception of the Company, the level of other real estate owned has been very low and in almost all cases, full consideration was received at the time of sale and financing by the Company was not provided.

For deposit-related fees, considering the straightforward nature of the arrangements with the Company’s deposit customers, the Company does not expect the recognition and measurement outcomes of deposit-related fees to be significantly different under the new guidance compared to current GAAP.

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

The Company does not have any equity securities in its available-for-sale portfolio, but only investments in the common stock of Pacific Coast Banker’s Bank (“PCBB”), Texas Independent Bank (“TIB”) and Federal Home Loan Bank (“FHLB”), the Company’s correspondent banks. Under the current accounting policy, the Company’s investments in these common stocks are carried at cost because a readily determinable fair value does not exist for these investments. Under ASU 2016-01, investment in FHLB is specifically excluded from the requirement that equity securities are to be measured at fair value with unrealized holding gains and losses reflected in net income. Furthermore, the ASU allows entities to make an irrevocable practicality exception whereby entities can make an election, on a security-by-security basis, to account for equity securities that do not have readily determinable fair value at cost, with adjustments to fair value when an observable price change occurs or impairment is identified. As such, the Company intends to continue to measure its investments in PCBB, TIB and the FHLB common stock at cost upon adoption on January 1, 2018. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements when adopted.

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

As of June 30, 2017, the Company has 10 operating leases for 10 locations under contract with a term greater than 12 months with future lease payments totaling $15 million. At adoption date, January 1, 2019, the Company will recognize a lease liability for the present value of future lease commitments and a right of use asset. The recognized right of use asset relating to operating leases will consist of the present value of future lease commitments, unamortized initial direct costs, prepaid rent, and the related unamortized balance of lease incentives.    The discount rate used to present value future lease payments will be the Company’s incremental borrowing rate at the time of adoption. The Company will take a modified retrospective transition approach with application in all comparative periods presented. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements when adopted.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment. ASU 2017-04 eliminates step two from the goodwill impairment test, which measures the amount of impairment loss, if any. Instead, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to such reporting unit. For public business entities with a calendar year end, the standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarity and reduces both diversity in practice, and costs and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. Under ASU 2017-09, an entity should account for the effects of a modification unless all the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

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

	June 30, 2017	December 31, 2016
Total Shareholders’ Equity	$357,576	$338,185
Less: Preferred stock	16,818	16,955
Less: Goodwill	64,603	64,603
Less: Core deposit and leasehold right intangibles, net	5,641	6,300

Tangible common equity	$270,514	$250,327

Common shares issued and outstanding	17,831,131	17,759,006
Book value per common share	$19.11	$18.09

Tangible book value per common share	$15.17	$14.10

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$9,309	$7,120	$17,092	$13,704
Less: Preferred stock dividends and discount accretion	300	307	601	610

Net Income available to common shareholders	$9,009	$6,813	$16,491	$13,094

Weighted average basic common shares outstanding	17,583,888	17,210,433	17,557,996	17,125,930
Dilutive effect of potential common share issuances from stock options and restricted stock	187,349	295,744	205,850	335,739

Weighted average diluted common shares outstanding	17,771,237	17,506,177	17,763,846	17,461,669

Income per common share
Basic	$0.51	$0.40	$0.94	$0.77
Diluted	$0.51	$0.39	$0.93	$0.75
Anti-dilutive shares not included in the calculation of diluted earnings per share	—	—	2,075	1,500

Note 5 - Investment Securities

The investment securities portfolio has been classified into two categories: available-for-sale (“AFS”) and held-to-maturity (“HTM”).

The following tables present the amortized cost, gross unrealized gains and losses, and fair values of investment securities by major category as of the dates indicated (dollars in thousands):

		Gross Unrealized
June 30, 2017	Amortized Cost	Gains	Losses	Fair Market Value
Available-for-sale investment securities:
U.S. Govt Agency and Sponsored Agency - Note Securities	$10,000	$—	$42	$9,958
U.S. Govt Agency - SBA Securities	117,224	372	214	117,382
U.S. Govt Agency - GNMA Mortgage-Backed Securities	19,949	62	229	19,782
U.S. Govt Sponsored Agency - CMO & Mortgage-Backed Securities	250,522	321	2,530	248,313
Asset Backed Securities	6,696	4	108	6,592
U.S. Treasury Notes	52,077	—	152	51,925

Total available-for-sale	456,468	759	3,275	453,952
Held-to-maturity investment securities:
Municipal Securities	39,992	509	1	40,500

Total held-to-maturity	39,992	509	1	40,500

Total investment securities	$496,460	$1,268	$3,276	$494,452

		Gross Unrealized
December 31, 2016	Amortized Cost	Gains	Losses	Fair Market Value
Available-for-sale investment securities:
U.S. Govt Agency and Sponsored Agency - Note Securities	$10,000	$—	$31	$9,969
U.S. Govt Agency - SBA Securities	123,224	365	739	122,850
U.S. Govt Agency - GNMA Mortgage-Backed Securities	22,565	70	265	22,370
U.S. Govt Sponsored Agency - CMO & Mortgage-Backed Securities	243,159	92	4,351	238,900
Asset Backed Securities	7,111	—	215	6,896
U.S. Treasury Notes	69,101	7	143	68,965

Total available-for-sale	475,160	534	5,744	469,950
Held-to-maturity investment securities:
Municipal Securities	42,027	69	159	41,937

Total held-to-maturity	42,027	69	159	41,937

Total investment securities	$517,187	$603	$5,903	$511,887

The Company’s investment securities portfolio at June 30, 2017 consists of A-rated or above investment-grade securities. At June 30, 2017 and December 31, 2016, securities with a market value of $208 million and $205 million, respectively, were pledged as collateral for securities sold under agreements to repurchase, public deposits, outstanding standby letters of credit, bankruptcy deposits, and other purposes as required by various statutes and agreements. See Note 8 – Borrowings and Subordinated Debentures.

The following tables present the gross unrealized losses and fair values of AFS and HTM investment securities that were in unrealized loss positions, summarized and classified according to the duration of the loss period as of the dates indicated (dollars in thousands).

	< 12 Continuous Months		> 12 Continuous Months		Total
June 30, 2017	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale investment securities:
U.S. Govt Agency and Sponsored Agency – Note Securities	$9,958	$41	$—	$—	$9,958	$41
U.S. Govt. Agency SBA Securities	28,878	96	26,427	119	55,305	215
U.S. Govt. Agency – GNMA Mortgage-Backed Securities	7,822	66	8,128	163	15,950	229
U.S. Govt. Sponsored Agency – CMO & Mortgage-Backed Securities	183,262	2,390	14,571	140	197,833	2,530
Asset Backed Securities	—	—	4,817	108	4,817	108
U.S Treasury Notes	51,925	152	—	—	51,925	152

Total available-for-sale	$281,845	$2,745	$53,943	$530	$335,788	$3,275

Held-to-maturity investment securities:
Municipal Securities	$2,136	$1	$—	$—	$2,136	$1

Total held-to-maturity	$2,136	$1	$—	$—	$2,136	$1

	< 12 Continuous Months		> 12 Continuous Months		Total
December 31, 2016	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Available-for-sale investment securities:
U.S. Govt Agency and Sponsored Agency – Note Securities	$9,969	$31	$—	$—	$9,969	$31
U.S. Govt Agency – SBA Securities	54,302	$451	39,322	288	93,624	739
U.S. Govt Agency – GNMA Mortgage-Backed Securities	6,652	98	8,264	167	14,916	265
U.S. Govt Sponsored Agency – CMO & Mortgage-Backed Securities	215,138	4,172	10,879	179	226,017	4,351
Asset Backed Securities	—	—	6,896	215	6,896	215
U.S. Treasury Notes	51,972	143	—	—	51,972	143

Total available-for-sale	$338,033	$4,895	$65,361	$849	$403,394	$5,744

Held-to-maturity investment securities:
Municipal Securities	$28,673	$158	$310	$1	$28,983	$159

Total held-to-maturity	$28,673	$158	$310	$1	$28,983	$159

The unrealized losses in each of the above categories are associated with the general fluctuation of market interest rates and are not an indication of any deterioration in the credit quality of the security issuers. Further, the Company does not intend to sell these securities and is not more-likely-than-not to be required to sell the securities before the recovery of its amortized cost basis. Accordingly, the Company had no securities that were classified as other-than-temporarily impaired at June 30, 2017 or December 31, 2016, and did not recognize any impairment charges in the consolidated statements of income.

The amortized cost, fair value and the weighted average yield of debt securities at June 30, 2017, are reflected in the table below (dollars in thousands). Maturity categories are determined as follows:

•	U.S. Govt. Agency, U.S. Treasury Notes and U.S. Govt. Sponsored Agency bonds and notes – the earlier of maturity date or expected call date

•	U.S. Govt. Sponsored Agency CMO or Mortgage-Backed Securities, U.S. Govt. Agency GNMA Mortgage-Backed Securities, Asset Backed Securities and U.S. Gov. Agency SBA Securities – estimated average life

•	Municipal Securities – maturity date

Although, U.S. Government Agency and U.S. Government Sponsored Agency Mortgage-Backed and CMO securities have contractual maturities through 2048, the expected maturity will differ from the contractual maturities because borrowers or issuers may have the right to prepay such obligations without penalties.

	June 30, 2017
Maturities Schedule of Securities (Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Available-for-sale investment securities:
Due through one year	$37,728	$37,698	0.77%
Due after one year through five years	359,613	357,732	1.85%
Due after five years through ten years	59,127	58,522	2.32%
Due after ten years	—	—	—%

Total available-for-sale	$456,468	$453,952	1.82%
Held-to-maturity investment securities:
Due through one year	$1,616	$1,617	0.82%
Due after one year through five years	34,990	35,389	1.64%
Due after five years through ten years	1,916	1,957	1.89%
Due after ten years	1,470	1,537	3.36%

Total held-to-maturity	$39,992	$40,500	1.68%

Total investment securities	$496,460	$494,452	1.81%

The weighted average yields in the above table are based on effective rates of book balances at the end of the period.

Investment in Federal Home Loan Bank (FHLB) Common Stock

The Company’s investment in the common stock of the FHLB of San Francisco is carried at cost and was $11.9 million at June 30, 2017 and $9.1 million at December 31, 2016. The investment in FHLB stock is included in accrued interest receivable and other assets in the consolidated balance sheets and is periodically evaluated for impairment. Based on the capital adequacy of the FHLB and its overall financial condition, no impairment losses have been recorded.

See Note 8 - Borrowings and Subordinated Debentures for a detailed discussion regarding the Company’s borrowings and the related requirements to hold FHLB common stock.

Note 6 - Loans

The following table presents the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands):

	June 30, 2017
	Principal	Net Unaccreted Discounts, Net Deferred Fees	Total
Commercial and Industrial Loans:	$497,854	$(2,222)	$495,632
Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	451,153	(3,371)	447,782
Other Nonresidential Properties	715,878	(5,424)	710,454
Construction, Land Development and Other Land	206,877	(1,032)	205,845
1-4 Family Residential Properties	124,088	(1,532)	122,556
Multifamily Residential Properties	125,889	(496)	125,393

Total Loans Secured by Real Estate	1,623,885	(11,855)	1,612,030

Other Loans:	44,104	(173)	43,931

Total Loans	$2,165,843	$(14,250)	$2,151,593

	December 31, 2016
	Principal	Net Unaccreted Discounts, Net Deferred Fees	Total
Commercial and Industrial Loans:	$505,374	$(2,737)	$502,637
Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	455,120	(3,798)	451,322
Other Nonresidential Properties	635,856	(5,693)	630,163
Construction, Land Development and Other Land	195,215	(1,156)	194,059
1-4 Family Residential Properties	129,261	(2,097)	127,164
Multifamily Residential Properties	110,336	(478)	109,858

Total Loans Secured by Real Estate	1,525,788	(13,222)	1,512,566

Other Loans:	35,246	(223)	35,023

Total Loans	$2,066,408	$(16,182)	$2,050,226

Small Business Administration Loans

Included in the loan portfolio is $31 million in loans that were originated under the guidelines of the Small Business Administration (“SBA”) program of which $6 million is guaranteed. The total portfolio of the SBA contractual loan balances serviced by the Company at June 30, 2017 was $108 million, of which $77 million has been sold.

At June 30, 2017, there were no loans classified as held for sale. At June 30, 2017, the balance of SBA 7a loans originated during 2017 is $893 thousand, of which $671 thousand is guaranteed by the SBA. The Company does not currently plan on selling these loans, but it may choose to do so in the future.

Allowance for Loan Loss

The following table is a summary of the activity for the allowance for loan loss for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Allowance for loan loss at beginning of period	$19,605	$16,545	$19,374	$15,682
Provision for loan losses	701	1,063	701	1,685
Net (charge-offs) recoveries:
Charge-offs	(2)	(20)	(2)	(20)
Recoveries	22	888	253	1,129

Net recoveries	20	868	251	1,109

Allowance for loan loss at end of period	$20,326	$18,476	$20,326	$18,476

Net (charge-offs) recoveries to average loans	0.00%	0.05%	0.01%	0.06%

	June 30, 2017	December 31, 2016
Allowance for loan loss to total loans	0.94%	0.94%

The following tables present, by portfolio segment, the changes in the allowance for loan loss and the recorded investment in loans as of the dates and for the periods indicated (dollars in thousands):

Three Months Ended June 30, 2017	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Allowance for loan loss – Beginning balance	$6,862	$3,147	$9,228	$368	$19,605
Provision for loan losses	522	86	(71)	164	701
Net (charge-offs) recoveries:
Charge-offs	(2)	—	—	—	(2)
Recoveries	6	—	16	—	22

Net recoveries	4	—	16	—	20

Ending balance	$7,388	$3,233	$9,173	$532	$20,326

Three Months Ended June 30, 2016	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Allowance for loan loss – Beginning balance	$6,725	$2,711	$6,374	$735	$16,545
Provision for loan losses	789	13	192	69	1,063
Net (charge-offs) recoveries:
Charge-offs	(20)	—	—	—	(20)
Recoveries	887	—	1	—	888

Net recoveries	867	—	1	—	868

Ending balance	$8,381	$2,724	$6,567	$804	$18,476

Six Months Ended June 30, 2017	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Allowance for loan loss – Beginning balance	$7,130	$3,084	$8,487	$673	$19,374
Provision for loan losses	25	149	668	(141)	701
Net (charge-offs) recoveries:
Charge-offs	(2)	—	—	—	(2)
Recoveries	235	—	18	—	253

Net recoveries	233	—	18	—	251

Ending balance	$7,388	$3,233	$9,173	$532	$20,326

Six Months Ended June 30, 2016	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
Allowance for loan loss – Beginning balance	$5,924	$2,076	$6,821	$861	$15,682
Provision for loan losses	1,350	648	(256)	(57)	1,685
Net (charge-offs) recoveries:
Charge-offs	(20)	—	—	—	(20)
Recoveries	1,127	—	2	—	1,129

Net recoveries	1,107	—	2	—	1,109

Ending balance	$8,381	$2,724	$6,567	$804	$18,476

The following tables present both the allowance for loan loss and the associated loan balance classified by loan portfolio segment and by credit evaluation methodology (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
June 30, 2017
Allowance for loan loss:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	7,388	3,233	9,173	532	20,326
Purchased credit impaired (loans acquired with deteriorated credit quality)	—	—	—	—	—

Total Allowance for Loan Loss	$7,388	$3,233	$9,173	$532	$20,326

Loans receivable:
Individually evaluated for impairment	$231	$—	$231	$—	$462
Collectively evaluated for impairment	495,136	205,845	1,404,717	43,931	2,149,629
Purchased credit impaired (loans acquired with deteriorated credit quality)	265	—	1,237	—	1,502

Total Loans Receivable	$495,632	$205,845	$1,406,185	$43,931	$2,151,593

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
December 31, 2016
Allowance for loan loss:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	7,130	3,084	8,487	673	19,374
Purchased credit impaired (loans acquired with deteriorated credit quality)	—	—	—	—	—

Total Allowance for Loan Loss	$7,130	$3,084	$8,487	$673	$19,374

Loans receivable:
Individually evaluated for impairment	$378	$—	$245	$—	$623
Collectively evaluated for impairment	501,960	194,059	1,316,849	35,023	2,047,891
Purchased credit impaired (loans acquired with deteriorated credit quality)	299	—	1,413	—	1,712

Total Loans Receivable	$502,637	$194,059	$1,318,507	$35,023	$2,050,226

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

The following tables present the risk category of loans by class of loans based on the most recent internal loan classification as of the dates indicated (dollars in thousands):

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
June 30, 2017
Pass	$450,109	$205,845	$1,384,154	$43,808	$2,083,916
Special Mention	14,784	—	5,588	34	20,406
Substandard	30,739	—	16,443	89	47,271
Doubtful	—	—	—	—	—

Total	$495,632	$205,845	$1,406,185	$43,931	$2,151,593

	Commercial and Industrial	Construction, Land Development and Other Land	Commercial and Other Real Estate	Other	Total
December 31, 2016
Pass	$456,885	$194,059	$1,288,154	$32,128	$1,971,226
Special Mention	12,774	—	7,557	—	20,331
Substandard	32,978	—	22,796	2,895	58,669
Doubtful	—	—	—	—	—

Total	$502,637	$194,059	$1,318,507	$35,023	$2,050,226

Aging Analysis of Past Due and Non-Accrual Loans

The following tables present an aging analysis of the recorded investment of past due loans and non-accrual loans as of the dates indicated (dollars in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
June 30, 2017
Commercial and Industrial	$259	$—	$—	$259	$495	$494,878	$495,632
Construction, Land Development and Other Land	—	—	—	—	—	205,845	205,845
Commercial and Other Real Estate	443	—	—	443	231	1,405,511	1,406,185
Other	—	—	—	—	—	43,931	43,931

Total	$702	$—	$—	$702	$726	$2,150,165	$2,151,593

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and Accruing	Total Past Due and Accruing	Total Non Accrual	Current	Total Loans
December 31, 2016
Commercial and Industrial	$—	$—	$—	$—	$675	$501,962	$502,637
Construction, Land Development and Other Land	—	—	—	—	—	194,059	194,059
Commercial and Other Real Estate	212	—	—	212	447	1,317,848	1,318,507
Other	—	—	—	—	—	35,023	35,023

Total	$212	$—	$—	$212	$1,122	$2,048,892	$2,050,226

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

A valuation allowance is established for an impaired loan when the fair value of the loan is less than the recorded investment. In certain cases, portions of impaired loans are charged-off to the fair value of the loan instead of establishing a valuation allowance and are included, when applicable, in the table below as impaired loans “with no specific allowance recorded.” The valuation allowance disclosed below is included in the allowance for loan loss reported in the consolidated balance sheets as of June 30, 2017 and December 31, 2016.

The following tables present, by loan portfolio segment, the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, for the dates and periods indicated (dollars in thousands). This table excludes purchased credit impaired loans (loans acquired in acquisitions with deteriorated credit quality) of $1.5 million and $1.7 million at June 30, 2017 and December 31, 2016, respectively.

	June 30, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific allowance recorded:
Commercial and Industrial	$231	$632	$—	$378	$1,383	$—
Commercial and Other Real Estate	231	272	—	245	282	—
With an allowance recorded:
Commercial and Industrial	—	—	—	—	—	—
Commercial and Other Real Estate	—	—	—	—	—	—
Total
Commercial and Industrial	231	632	—	378	1,383	—
Commercial and Other Real Estate	231	272	—	245	282	—

Total	$462	$904	$—	$623	$1,665	$—

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial and Industrial	$237	$3	$545	$—	$241	$3	$400	$—
Commercial and Other Real Estate	235	—	256	—	238	—	461	—
With a specific allowance recorded:
Commercial and Industrial	—	—	316	—	—	—	158	—
Commercial and Other Real Estate	—	—	—	—	—	—	—	—
Total:
Commercial and Industrial	237	3	861	—	241	3	558	—
Commercial and Other Real Estate	235	—	256	—	238	—	461	—

Total	$472	$3	$1,117	$—	$479	$3	$1,019	$—

The following is a summary of additional information pertaining to impaired loans for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest foregone on impaired loans	$13	$22	$26	$46
Cash collections applied to reduce principal balance	$24	$28	$45	$52
Interest income recognized on cash collections	$3	$—	$3	$—

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

The following tables include the recorded investment and unpaid principal balances for troubled debt restructured loans at June 30, 2017 and December 31, 2016 (dollars in thousands). These tables include TDR loans that were purchased credit impaired (“PCI”). TDR loans that are non-PCI loans are included in the Impaired Loans tables above. As of June 30, 2017, there were two PCI loans that are considered to be TDR loans with a recorded investment of $84 thousand and unpaid principal balances of $244 thousand.

	As of and for the Three Months Ended June 30, 2017			As of and for the Six Months Ended June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Commercial and Industrial	$302	$518	$—	$302	$518	$—

Total	$302	$518	$—	$302	$518	$—

	As of and for the Three Months Ended June 30, 2016			As of and for the Six Months Ended June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized	Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Commercial and Industrial	$377	$591	$—	$377	$591	$—

Total	$377	$591	$—	$377	$591	$—

				As of and for the Twelve Months Ended December 31, 2016
				Recorded Investment	Unpaid Principal Balance	Interest Income Recognized
Commercial and Industrial				$408	$1,174	$—

Total				$408	$1,174	$—

There were no loans modified or restructured during the three or six months ended June 30, 2017 or June 30, 2016. There was one commercial and industrial loan that was restructured during the twelve months ended December 31, 2016 with a pre-modification recorded investment of $650 thousand and a post-modification recorded investment of $184 thousand.

There have been no payment defaults in the three or six months ended June 30, 2017 or June 30, 2016 subsequent to modification on troubled debt restructured loans that have been modified within the last twelve months.

Loans are restructured in an effort to maximize collections. Impairment analyses are performed on the Company’s troubled debt restructured loans in conjunction with the normal allowance for loan loss process. The Company’s troubled debt restructured loans are analyzed to ensure adequate cash flow or collateral supports the outstanding loan balance.

There were no commitments to lend additional funds to borrowers whose terms have been modified in troubled debt restructurings at June 30, 2017 or December 31, 2016.

Loans Acquired Through Acquisition

The following table reflects the accretable net discount for acquired loans for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$8,496	$13,470	$9,611	$14,610
Accretion, included in interest income	(637)	(1,517)	(1,752)	(2,650)
Reclassifications to non-accretable yield	—	(25)	—	(32)

Balance, end of period	$7,859	$11,928	$7,859	$11,928

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

The following table reflects the outstanding balance and related carrying value of PCI loans as of the dates indicated (dollars in thousands):

	June 30, 2017		December 31, 2016
	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and Industrial	$579	$265	$622	$299
Commercial and Other Real Estate	1,587	1,237	1,997	1,413

Total	$2,166	$1,502	$2,619	$1,712

The following table reflects the activities in the accretable net discount for PCI loans for the period indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$138	$226	$161	$246
Accretion, included in interest income	(23)	(21)	(46)	(41)
Reclassifications from non-accretable yield	—	—	—	—

Balance, end of period	$115	$205	$115	$205

Note 7 – Qualified Affordable Housing Project Investments

The Company’s investment in Qualified Affordable Housing Projects that generate Low Income Housing Tax Credits (“LIHTC”) was $6.0 million at June 30, 2017 and $6.2 million at December 31, 2016. The funding liability for the LIHTC at June 30, 2017 and December 31, 2016 was $3.3 and $3.4 million, respectively. The amount of tax credits and other tax benefits recognized was $205 thousand and $345 thousand for the three and six months ended June 30, 2017 and $143 thousand and $287 thousand for the three and six months ended June 30, 2016, respectively. Further, the amount of amortization expense included in the provision for income taxes was $163 thousand and $273 thousand for the three and six months ended June 30, 2017 and $112 thousand and $224 thousand for the three and six months ended June 30, 2016, respectively.

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

As discussed in Note 5 – Investment Securities, the Company has pledged certain investments as collateral for these agreements. Securities with a fair value of $42 million and $48 million were pledged to secure the Repos at June 30, 2017 and December 31, 2016, respectively.

The tables below describe the terms and maturity of the Company’s securities sold under agreements to repurchase as of the dates indicated (dollars in thousands):

	June 30, 2017
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
June 30, 2017	$12,180	0.20% – 0.25%	3 days	July 3, 2017

Total	$12,180	0.24%

	December 31, 2016
Date Issued	Amount	Interest Rate	Original Term	Maturity Date
December 31, 2016	$18,816	0.20% – 0.25%	4 days	January 4, 2017

Total	$18,816	0.25%

FHLB Borrowings

The Company maintains a secured credit facility with the FHLB, allowing the Company to borrow on an overnight and term basis. The Company’s credit facility with the FHLB is $786 million, which represents approximately 25% of the Bank’s total assets, as reported by the Bank in its March 31, 2016 Federal Financial Institution Examination Council (“FFIEC”) Call Report.

As of June 30, 2017, the Company had $1 billion of loan collateral pledged with the FHLB which provides $720 million in borrowing capacity. The Company also has $14 million in investment securities pledged with the FHLB to support this credit facility. In addition, the Company must maintain an investment in the capital stock of the FHLB. Under the FHLB Act, the FHLB has a statutory lien on the FHLB capital stock that the Company owns and the FHLB capital stock serves as further collateral under the borrowing line.

The Company had no outstanding advances (borrowings) with the FHLB as of June 30, 2017 or December 31, 2016.

Subordinated Debentures

The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated (dollars in thousands):

June 30, 2017
Series	Amount (in thousands)	Issuance Date	Maturity Date	Rate Index	Current Rate	Next Reset Date
Trust I	$6,186	12/10/04	03/15/35	3 month LIBOR + 2.05%	3.29%	09/15/17
Trust II	3,093	12/23/05	03/15/36	3 month LIBOR + 1.75%	2.99%	09/15/17
Trust III	3,093	06/30/06	09/18/36	3 month LIBOR + 1.85%	3.09%	09/15/17

Subtotal	12,372
Unamortized fair value adjustment	(2,436)

Net	$9,936

December 31, 2016
Series	Amount (in thousands)	Issuance Date	Maturity Date	Rate Index	Current Rate	Next Reset Date
Trust I	$6,186	12/10/04	03/15/35	3 month LIBOR + 2.05%	3.01%	03/15/17
Trust II	3,093	12/23/05	03/15/36	3 month LIBOR + 1.75%	2.71%	03/15/17
Trust III	3,093	06/30/06	09/18/36	3 month LIBOR + 1.85%	2.81%	03/15/17

Subtotal	12,372
Unamortized fair value adjustment	(2,516)

Net	$9,856

The Company had an aggregate outstanding contractual balance of $12.4 million in subordinated debentures at June 30, 2017. These subordinated debentures were acquired as part of the PC Bancorp merger and were issued to trusts originally established by PC Bancorp, which in turn issued trust preferred securities. These subordinated debentures were issued in three separate series. Each issuance had a maturity of 30 years from their approximate date of issue. All three subordinated debentures are variable rate instruments that reprice quarterly based on the three month London Interbank Offered Rate (“LIBOR”) plus a margin (see tables above). All three subordinated debentures had their interest rates reset in June 2017 at the current three month LIBOR plus their index, and will continue to reprice quarterly through their maturity date. All three subordinated debentures are currently callable at par with no prepayment penalties.

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

Derivative Financial Instruments Acquired from 1st Enterprise Bank

At June 30, 2017, the Company has eleven interest rate swap agreements with customers and eleven offsetting interest-rate swaps with a counterparty bank. The swap agreements are not designated as hedging instruments. The purpose of entering into offsetting derivatives not designated as a hedging instrument is to provide the Company a variable-rate loan receivable and provide the customer the financial effects of a fixed-rate loan without creating significant interest rate risk in the Company’s earnings.

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

The Company believes the risk of loss associated with counterparty borrowers relating to interest rate swaps is mitigated as the loans with swaps are underwritten to take into account potential additional exposure, although there can be no assurances in this regard since the performance of the swaps is subject to market and counterparty risk. At both June 30, 2017 and December 31, 2016, the total notional amount of the Company’s swaps with the counterparty bank was $24 million. The outstanding swaps have remaining maturities of up to 7 years as of June 30, 2017.

The following tables present the fair values of the asset and liability of the Company’s derivative instruments acquired from 1st Enterprise Bank as of the dates and periods indicated (dollars in thousands):

	Asset Derivatives
	June 30, 2017	December 31, 2016
Interest rate swap contracts fair value	$441	$523

Balance sheet location	Accrued Interest Receivable and Other Assets	Accrued Interest Receivable and Other Assets

	Liability Derivatives
	June 30, 2017	December 31, 2016
Interest rate swap contracts fair value	$441	$523

Balance sheet location	Accrued Interest Payable and Other Liabilities	Accrued Interest Payable and Other Liabilities

Derivative Financial Instruments Acquired from PC Bancorp

At June 30, 2017, the Company also has nine pay-fixed, receive-variable, interest rate swaps with one counterparty bank that are designed to convert fixed rate loans into variable rate loans.

The following table presents the notional amount and the fair values of the asset and liability of the Company’s derivative instruments acquired from PC Bancorp as of the dates indicated (dollars in thousands):

	Liability Derivatives
	June 30, 2017	December 31, 2016
Fair Value Hedges
Total interest rate contracts notional amount	$7,721	$17,642

Derivatives not designated as hedging instruments:
Interest rate swap contracts fair value	$—	$95
Derivatives designated as hedging instruments:
Interest rate swap contracts fair value	406	589

Total interest rate contracts fair value	$406	$684

Balance sheet location	Accrued Interest Payable and Other Liabilities	Accrued Interest Payable and Other Liabilities

The Effect of Derivative Instruments on the Consolidated Statements of Income

The following table summarizes the effect of derivative financial instruments on the consolidated statements of income for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Derivatives not designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$40	$52	$95	$91
Payments on interest rate swap contracts on loans	(39)	(60)	(92)	(122)

Net increase (decrease) in other non-interest income	$1	$(8)	$3	$(31)

Derivatives designated as hedging instruments:
Interest rate swap contracts – loans
Increase in fair value of interest rate swap contracts	$62	$139	$183	$162
Increase in fair value of hedged loans	48	71	36	284
Payment on interest rate swap contracts on loans	(91)	(224)	(205)	(454)

Net increase (decrease) in interest income on loans	$19	$(14)	$14	$(8)

Under all of the Company’s interest rate swap contracts, the Company is required to pledge and maintain collateral for the credit support under these agreements. At June 30, 2017, the Company has pledged $602 thousand in investment securities and $2.7 million in certificates of deposit, for a total of $3.3 million, as collateral under the swap agreements.

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

The table below presents the Company’s financial instruments that may be eligible for offsetting which include securities sold under agreements to repurchase that have no enforceable master netting arrangement and derivative securities that could be offset in the consolidated financial statements due to an enforceable master netting arrangement (dollars in thousands):

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets / Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount (Collateral over liability balance required to be pledged)
				Financial Instruments	Collateral Pledged
June 30, 2017
Financial Assets:
Interest rate swap contracts fair value (See Note 9 – Derivative Financial Instruments)	$441	$—	$441	$441	$—	$—

Total	$441	$—	$441	$441	$—	$—

Financial Liabilities:
Interest rate swap contracts fair value (See Note 9 – Derivative Financial Instruments)	$847	$—	$847	$847	$3,336	$2,489
Securities sold under agreements to repurchase (See Note 8 – Borrowings and Subordinated Debentures)	12,180	—	12,180	12,180	41,727	29,547

Total	$13,027	$—	$13,027	$13,027	$45,063	$32,036

	Gross Amounts Recognized in the Consolidated Balance Sheets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets / Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount (Collateral over liability balance required to be pledged)
				Financial Instruments	Collateral Pledged
December 31, 2016
Financial Assets:
Interest rate swap contracts fair value (See Note 9 – Derivative Financial Instruments)	$523	$—	$523	$523	$—	$—

Total	$523	$—	$523	$523	$—	$—

Financial Liabilities:
Interest rate swap contracts fair value (See Note 9 – Derivative Financial Instruments)	$1,207	$—	$1,207	$1,207	$4,555	$3,348
Securities sold under agreements to repurchase (See Note 8 – Borrowings and Subordinated Debentures)	18,816	—	18,816	18,816	48,204	29,388

Total	$20,023	$—	$20,023	$20,023	$52,759	$32,736

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

At June 30, 2017 future compensation expense related to unvested restricted stock grants are reflected in the table below (dollars in thousands):

Future Restricted Stock Expense
Remainder of 2017	$1,577
2018	1,584
2019	534
2020	169
Thereafter	21

Total	$3,885

At June 30, 2017, the weighted-average period over which the total compensation cost related to unvested restricted stock grants not yet recognized is 2.62 years.

Stock Options

The following table summarizes the share option activity under the plans as of the date and for the period indicated:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock options at December 31, 2016	47,697	$12.69	1.43	$1,102
Granted	—
Exercised	(27,942)
Forfeited	—
Expired	—

Outstanding stock options at June 30, 2017	19,755	$8.67	1.88	$19,755

Exercisable options at June 30, 2017	19,755	$8.67	1.88	$19,755
Unvested options at June 30, 2017	—

The total intrinsic value of options exercised during the three months ended June 30, 2017 and 2016 was zero and $2.7 million, and during the six months ended June 30, 2017 and 2016 was $642 thousand and $5.6 million, respectively.

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

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted Stock:
Unvested at December 31, 2016	282,082	$21.98
Granted	65,615	38.04
Vested	(35,082)	20.98
Forfeited	(6,934)	22.66

Unvested at June 30, 2017	305,681	$25.84

Restricted stock awards reflected in the table above are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed. In 2015, the Company granted 40 thousand shares of Restricted Stock Unit (“RSU”) under the Equity Plan to one of its executive officers. Such grant is reflected in the table above. The shares of common stock underlying the 40 thousand shares of RSU will not be issued until the RSUs vest and meet certain conditions as stipulated in the RSU agreement and are not included in the Company’s shares issued and outstanding as of June 30, 2017. The RSUs are valued at the closing stock price on the date of grant and are expensed to stock based compensation expense over the period for which the related service is performed.

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

During 2017, the Company issued 27,942 shares of stock from the exercise of stock options for a total value of $435 thousand. The Company also issued 65,615 shares of restricted stock to the Company’s directors and employees, 6,934 shares of unvested restricted stock were forfeited related to employee turnover and 14,498 shares that had a value of $569 thousand were repurchased when employees elected to pay their tax obligation via the repurchase of the stock by the Company. The Equity Plan, as amended, allows employees to make an election to have a portion of their restricted stock that became vested during the year repurchased by the Company to provide funds to pay the employee’s tax obligation related to the vesting of the stock.

Preferred Stock

The Company completed the merger with 1st Enterprise on November 30, 2014. As part of the Merger Agreement, 16,400 shares of preferred stock issued by 1st Enterprise as part of the Small Business Lending Fund (SBLF) program of the United States Department of the Treasury was converted into 16,400 CU Bancorp preferred shares with substantially identical terms. CU Bancorp Preferred Stock has a liquidation preference amount of $1 thousand per share, designated as the Company’s Non-Cumulative Perpetual Preferred Stock, Series A. The U.S. Department of the Treasury is the sole holder of all outstanding shares of CU Bancorp Preferred Stock. The CU Bancorp Preferred Stock had an estimated life of four years and the fair value was $16 million at the merger date, resulting in a net discount of $479 thousand. The life-to-date accretion/amortization on the net discount as of June 30, 2017 is $900 thousand. The net carrying value of the CU Bancorp Preferred Stock is $17 million ($16 million plus of $0.5 million net premium) as of June 30, 2017.

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

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Consolidated Statement of Income Line Item for Reclassified Items
	2017	2016
Beginning balance, net of tax	$(2,854)	$(47)
Net unrealized gain arising during the period	2,409	1,423
Related tax effect	(1,013)	(598)
Reclassification of gain on investment securities available-for-sale to net income	—	—	Gain on sale of securities, net
Related tax effect	—	—	Provision for income tax expense

Other Comprehensive Income	1,396	825

Ending balance	$(1,458)	$778

	Six Months Ended June 30,		Consolidated Statement of Income Line Item for Reclassified Items
	2017	2016
Beginning balance, net of tax	$(3,019)	$(816)
Net unrealized gain arising during the period	2,835	2,751
Related tax effect	(1,192)	(1,157)
Reclassification of gain on investment securities available-for-sale to net income	(141)	—	Gain on sale of securities, net
Related tax effect	59	—	Provision for income tax expense

Other Comprehensive Income	1,561	1,594

Ending balance	$(1,458)	$778

Note 13 - Commitments and Contingencies

Litigation

From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company accrues for any probable loss contingencies that are estimable and discloses any material losses. As of June 30, 2017, there were no legal proceedings in the ordinary course of business against the Company the outcome of which are expected to have a material adverse impact on the Company’s financial position, results of operations or cash flows, as a whole.

However, two shareholder class action lawsuits have been filed against the Company in connection with the pending merger with PacWest. The first action, Parshall v. CU Bancorp et al., was filed on June 9, 2017 and the second action, Klein v. CU Bancorp et al., was filed on June 12, 2017. Both complaints allege that the members of the CU Bancorp board of directors violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, based upon alleged omissions and misrepresentations in the initial S-4 registration statement filed by PacWest with the SEC on May 26, 2017, by approving the proposed merger for inadequate consideration and by entering into the merger agreement containing preclusive deal protection devices. The plaintiffs in both of these actions seek injunctive relief prohibiting consummation of the merger, rescission and damages in the event the merger is consummated, an accounting of damages suffered by the plaintiff and the putative class, attorneys’ fees and costs and other and further relief. The Company is unable to state whether the likelihood of an unfavorable outcome of the lawsuits is probable or remote. The Company is also unable to provide an estimate of the range or amount of potential loss if the outcome should be unfavorable.

Financial Instruments with Off Balance Sheet Risk

Financial instruments with off balance sheet risk include commitments to extend credit of $936 million and $1 billion at June 30, 2017 and December 31, 2016, respectively. Included in the aforementioned commitments were standby letters of credit outstanding of $73 million and $85 million at June 30, 2017 and December 31, 2016, respectively. The Company also has a reserve for estimated losses on unfunded loan commitments of $886 thousand at June 30, 2017 and December 31, 2016. These balances are included in other liabilities on the consolidated balance sheets.

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

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could have realized in a current market exchange as of June 30, 2017. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The following table presents the financial assets and financial liabilities measured at fair value on a recurring basis as of the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – June 30, 2017
Investment securities available-for-sale:
U.S. Govt Agency and Sponsored Agency – Note Securities	$9,958	$—	$9,958	—
U.S. Govt Agency – SBA Securities	117,382	—	117,382	—
U.S. Govt Agency – GNMA Mortgage-Backed Securities	19,782	—	19,782	—
U.S. Govt Sponsored Agency – CMO & Mortgage-Backed Securities	248,313	—	248,313	—
Asset Backed Securities	6,592	—	6,592	—
U.S. Treasury Notes	51,925	51,925	—	—
Interest Rate Swap Contracts	441	—	441	—

	$454,393	$51,925	$402,468	$—

Financial Liabilities – June 30, 2017
Interest Rate Swap Contracts	$847	$—	$847	$—
Financial Assets – December 31, 2016
Investment securities available-for-sale:
U.S. Govt Agency and Sponsored Agency – Note Securities	$9,969	$—	$9,969	—
U.S. Govt Agency – SBA Securities	122,850	—	122,850	—
U.S. Govt Agency – GNMA Mortgage-Backed Securities	22,370	—	22,370	—
U.S. Govt Sponsored Agency – CMO & Mortgage-Backed Securities	238,900	—	238,900	—
Asset Backed Securities	6,896	—	6,896	—
U.S. Treasury Notes	68,965	68,965	—	—
Interest Rate Swap Contracts	523	—	523	—

	$470,473	$68,965	$401,508	$—

Financial Liabilities – December 31, 2016
Interest Rate Swap Contracts	$1,207	$—	$1,207	$—

At June 30, 2017 and December 31, 2016, the Company had no financial assets or liabilities that were measured at fair value on a recurring basis that required the use of significant unobservable inputs (Level 3). Furthermore, there were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis for the periods ended June 30, 2017 or December 31, 2016.

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

The following table presents the balances of assets measured at fair value on a non-recurring basis by level within the fair value hierarchy as of the dates indicated (dollars in thousands):

	Net Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – June 30, 2017
SBA Servicing Asset	$901	$—	$—	$901

Total	$901	$—	$—	$901

	Net Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets – December 31, 2016
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-offs (non-purchased credit impaired loans)	$73	$—	$—	$73
SBA Servicing Asset	940	—	—	940

Total	$1,013	$—	$—	$1,013

There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a non-recurring basis for the periods ended June 30, 2017 or December 31, 2016.

The following table presents the significant unobservable inputs used in the fair value measurements for Level 3 assets measured at fair value on a non-recurring basis as of the dates indicated (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Valuation Inputs	Unobservable Valuation Input Values
Financial Assets – June 30, 2017
			Discount Rates	13%
SBA Servicing Asset	$901	Discounted Cash Flow	Estimated Average Remaining Life of SBA Portfolio	39 months

Total	$901

	Fair Value	Valuation Methodology	Unobservable Valuation Inputs	Unobservable Valuation Input Values
Financial Assets – December 31, 2016
Collateral dependent impaired loans with specific valuation allowance and/or partial charge-off	$73	Credit loss estimate of aged accounts receivable collateral	Credit loss factors on aging of accounts receivable collateral	20%
			Discount Rates	13%
SBA Servicing Asset	940	Discounted Cash Flow	Estimated Average Remaining Life of SBA Portfolio	39 months

Total	$1,013

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

Subordinated Debentures: The fair value of the three variable rate subordinated debentures (“debentures”) is estimated using a discounted cash flow calculation that applies the three month LIBOR plus the margin index at June 30, 2017, to the cash flows from the debentures, based on the actual interest rate the debentures were accruing at June 30, 2017. Because all three of the debentures re-priced on June 15, 2017 based on the current three month LIBOR index rate plus the index margin at that date, and with relatively little to no change in the three month LIBOR index rate from the re-pricing date through June 30, 2017, the current face value of the debentures and their calculated fair value are approximately equal. The inputs utilized in determining the fair value of subordinated debentures are observable and accordingly, these financial liabilities are classified within Level 2 of the fair value hierarchy.

Fair Value of Commitments: Loan commitments that are priced on an index plus a margin to a market rate of interest are reported at the carrying value of the loan commitment. Loan commitments on which the committed fixed interest rate is less than the current market rate were insignificant at June 30, 2017 and December 31, 2016.

The table below presents the carrying amounts and fair values of certain financial instruments based on their fair value hierarchy indicated (dollars in thousands):

			Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Financial Assets
Cash and due from banks	$56,382	$56,382	$56,382	$—	$—
Interest earning deposits in other financial institutions	111,852	111,852	111,852	—	—
Investment securities held-to-maturity	39,992	40,500	—	40,500	—
Loans, net	2,131,267	2,151,147	—	—	2,151,147
Bank owned life insurance	61,536	61,536	—	—	61,536
FHLB Stock	11,902	11,902	—	—	11,902
Financial Liabilities
Certificates of deposit	29,725	29,727	—	29,727	—
Securities sold under agreements to repurchase	12,180	12,180	—	12,180	—
Subordinated debentures	9,936	12,372	—	12,372	—
December 31, 2016
Financial Assets
Cash and due from banks	$41,281	$41,281	$41,281	$—	$—
Interest earning deposits in other financial institutions	167,789	167,789	167,789	—	—
Investment securities held-to-maturity	42,027	41,937	—	41,937	—
Loans, net	2,030,852	2,054,701	—	—	2,054,701
Bank owned life insurance	51,216	51,216	—	—	51,216
FHLB Stock	9,182	9,182	—	—	9,182
Financial Liabilities
Certificates of deposit	29,480	29,480	—	29,480	—
Securities sold under agreements to repurchase	18,816	18,816	—	18,816	—
Subordinated debentures	9,856	12,372	—	12,372	—

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In addition to the historical information, this Quarterly Report on Form 10-Q (this “Report”)includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those sections of the Securities Act and the Exchange Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ significantly from projected results.

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

We make forward-looking statements as set forth above and regarding projected sources of funds, the pending merger between the Company and PacWest Bancorp, dividends, adequacy of our allowance for loan loss and provision for loan loss, our loan portfolio and subsequent charge-offs. Forward-looking statements involve substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. There are many factors that could cause actual results to differ materially from those contemplated by these forward-looking statements. Risks and uncertainties that could cause our financial performance to differ materially from our goals, plans, expectations and projections expressed in forward-looking statements include those set forth in our filings with the SEC, Item 1A of our Annual Report on Form 10-K, and the following:

•	The ability to complete the proposed merger between the Company and PacWest Bancorp, including obtaining regulatory approvals and approval by the shareholders of the Company within expected time-frames or at all.

•	Significant decline in the market value of the Company that could result in an impairment of goodwill.

•	Changes in PacWest Bancorp’s stock price before completion of the merger, including as a result of the financial performance of PacWest Bancorp before closing.

•	The reaction of our customers, employees and counterparties to the pending PacWest Bancorp acquisition;

•	Current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values, high unemployment rates and overall slowdowns in economic growth.

•	Our ability to comply with the requirements of the Consent Orders, and the impact on our earnings and financial condition of increased operating expenses required to effect full compliance.

•	The effects of trade, monetary and fiscal policies and laws.

•	Possible losses of businesses and population in the Los Angeles, Orange, Ventura, San Bernardino or Riverside Counties.

•	Loss of customer checking and money-market account deposits as customers pursue other higher-yield investments.

•	Possible changes in consumer and business spending and saving habits and the related effect on our ability to increase assets and to attract deposits.

•	Competitive market pricing factors.

•	Deterioration in economic conditions that could result in increased loan losses.

•	Risks associated with concentrations, including but not limited to concentration in real estate related loans and concentrations in deposits.

•	Loss of significant customers.

•	A low interest rate environment or interest rate volatility.

•	Possible changes in the creditworthiness of customers and the possible impairment of the collectability of loans.

•	Changes in the speed of loan prepayments, loan origination and sale volumes, loan loss provisions, charge offs or actual loan losses.

•	Compression of our net interest margin.

•	Stability of funding sources and continued availability of borrowings.

•	The inability of our risk management controls to prevent or detect all errors or fraudulent acts.

•	Inability of our framework to manage risks associated with our business, including but not limited to operational risk, regulatory risk, cyber risk, liquidity risk, customer risk and credit risk, to mitigate all risk or loss to us.

•	Our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, “denial of service” attacks, “hacking”, account takeover, ransomware and identity theft.

•	The effects of man-made and natural disasters, including, but not limited to earthquakes, floods, droughts, brush fires, tornadoes and hurricanes.

•	Our ability to recruit and retain key management and staff.

•	Regulatory limits on the Bank’s ability to pay dividends to the Company.

•	The uncertainty of obtaining regulatory approval for various merger and acquisition opportunities.

•	The impact on our financial statements of new accounting pronouncements.

•	The impact of changes in legal or regulatory requirements and federal and state laws and regulations on the Company’s business operations and competitiveness.

•	Our ability to comply with applicable capital and liquidity requirements (including the finalized Basel III capital standards), including our ability to generate capital internally or raise capital on favorable terms.

•	The effects of any damage to our reputation resulting from developments related to any of the items identified above.

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

California United Bank (the “Bank”) is a full-service commercial business bank offering a broad range of banking products and services including: deposit services, lending and cash management to small and medium-sized businesses, to business principals and entrepreneurs, and to the professional community, including attorneys, certified public accountants, financial advisors, healthcare providers, investors and also to non-profit organizations in Los Angeles, Orange, Ventura, San Bernardino and Riverside counties. The Bank opened for business in 2005, with its current headquarters office located in Los Angeles, California. As a state chartered non-member bank, the Bank is subject to regulation by the California Department of Business Oversight, (the “DBO”) and the Federal Deposit Insurance Corporation (“FDIC”). The deposits of the Bank are insured by the FDIC, to the maximum amount allowed by law.

Recent Developments

On April 5, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PacWest Bancorp (“PacWest”), wherein CU Bancorp will merge with and into PacWest (the “Merger”), with PacWest surviving the Merger. Immediately following the Merger, CU Bancorp’s wholly-owned bank subsidiary, California United Bank, will merge with and into PacWest’s wholly-owned bank subsidiary, Pacific Western Bank (the “Bank Merger”). Pacific Western Bank will be the surviving bank in the Bank Merger. The Merger Agreement was approved and adopted by the Board of Directors of each of CU Bancorp and PacWest. Under terms of the agreement, CU Bancorp shareholders will receive 0.5308 shares of PacWest common stock and $12.00 in cash for each share of CU Bancorp. Closing of the transaction, which is expected to occur in the fourth quarter of 2017, is contingent upon shareholder approval and receipt of all necessary regulatory approvals, along with the satisfaction of other customary closing conditions. On June 27, 2017, PacWest received regulatory approval from the DBO.

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

Business Combinations

The Company has a number of fair value adjustments recorded within the consolidated financial statements that at June 30, 2017 relate to the business combinations with California Oaks State Bank “COSB”, Premier Commercial Bancorp “PC Bancorp” and 1st Enterprise Bank “1st Enterprise” on December 31, 2010, July 31, 2012 and November 30, 2014, respectively. These fair value adjustments include fair value adjustments on loans, core deposit intangible assets, other intangible assets, fair value adjustments to acquired lease obligations, and fair value adjustments on derivatives. The assets and liabilities acquired through acquisitions have been accounted for at fair value as of the date of the acquisition. The goodwill that was recorded on the transactions represented the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized and is reviewed for impairment on October 1st of each year. If an event occurs or circumstances change that result in the Company’s fair value declining below its book value, the Company would perform an impairment analysis at that time.

Based on the Company’s 2016 goodwill impairment analysis, no impairment to goodwill has occurred. The Company is a sole reporting unit for evaluation of goodwill.

The core deposit intangibles on non-maturing deposits, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed through acquisitions, are being amortized over the projected useful lives of the deposits. The weighted average remaining life of the core deposit intangible is estimated at approximately 5 years at June 30, 2017. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

The Allowance is an amount that management believes will be adequate to absorb estimated charge-offs related to specifically identified loans, as well as probable loan charge-offs inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. Management carefully monitors changing economic conditions, the concentrations of loan categories and collateral, the financial condition of the borrowers, the history of the loan portfolio, as well as historical peer group loan loss data to determine the adequacy of the Allowance. The Allowance is based upon estimates, and actual charge-offs may vary from the estimates. No assurance can be given that adverse future economic conditions will not lead to delinquent loans, increases in the provision for loan losses and/or charge-offs. These evaluations are inherently subjective, as they require estimates that are susceptible to significant revisions as conditions change. In addition, regulatory agencies, as an integral part of their examination process, may require additions to the Allowance based on their judgment about information available at the time of their examinations. Management believes that the Allowance as of June 30, 2017 is adequate to absorb known and probable losses inherent in the loan portfolio.

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

As of each reporting date, the Company evaluates the securities portfolio to determine if there has been an other-than-temporary impairment (“OTTI”) on securities in an unrealized loss position individually. If it is probable that the Company will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an OTTI shall be considered to have occurred. Once an OTTI is considered to have occurred, the credit portion of the loss is required to be recognized in current earnings, while the non-credit portion of the loss is recorded as a separate component of shareholders’ equity.

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

RESULTS OF OPERATIONS

Key Performance Measures

The following table presents key performance measures for the periods indicated and the dollar and percentage changes between the periods (dollars in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	Amounts		Increase (Decrease)		Amounts		Increase (Decrease)
	2017	2016	$	%	2017	2016	$	%
Net Income Available to Common Shareholders	$9,009	$6,813	$2,196	32.23%	$16,491	$13,094	$3,397	25.94%

Earnings per share
Basic	$0.51	$0.40	$0.11	27.50%	$0.94	$0.77	$0.17	22.08%
Diluted	$0.51	$0.39	$0.12	30.77%	$0.93	$0.75	$0.18	24.00%
Return on average assets (1)	1.18%	0.99%	0.19%	19.19%	1.08%	0.96%	0.12%	12.50%
Return on average tangible common equity (2)	13.68%	11.75%	1.93%	16.43%	12.80%	11.52%	1.28%	11.11%
Net interest margin (3)	3.75%	3.81%	(0.06)%	(1.57)%	3.71%	3.79%	(0.08)%	(2.11)%
Efficiency ratio (4)	53.39%	55.42%	(2.03)%	(3.66)%	55.47%	56.56%	(1.09)%	(1.93)%

(1)	Return on average assets is calculated by dividing net income available to common shareholders by the average assets for the period.
(2)	Return on average tangible common equity is calculated by dividing the Company’s net income available to common shareholders by average tangible common equity for the period. See the tables for return on average tangible common equity calculation and reconciliation to average common equity.
(3)	Net interest margin represents net interest income as a percent of interest earning assets.
(4)	Efficiency ratio represents non-interest expense as a percent of net interest income plus non-interest income, excluding gain on sale of securities, net.

Non-GAAP Financial Measure - Average Tangible Common Equity (TCE) Calculation and Reconciliation to Total Average Shareholders’ Equity

The Company utilizes the term TCE, a non-GAAP financial measure. The Company’s management believes TCE is useful because it is a measure utilized by both regulators and market analysts in evaluating the Company’s financial condition and capital strength. TCE represents common shareholders’ equity less goodwill and certain intangible assets. Return on Average Tangible Common Equity represents annualized quarterly or year-to-date net income available to common shareholders as a percent of average tangible common equity. A calculation of the Company’s Return on Average Tangible Common Equity is provided in the table below for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Average Tangible Common Equity Calculation
Total average shareholders’ equity	$351,336	$322,030	$347,299	$317,522
Less: Average serial preferred stock	16,860	17,126	16,895	17,107
Less: Average goodwill	64,603	64,603	64,603	64,603
Less: Average core deposit and leasehold right intangibles	5,818	7,144	5,974	7,330

Average Tangible Common Equity	$264,055	$233,157	$259,827	$228,482

Net Income Available to Common Shareholders	$9,009	$6,813	$16,491	$13,094
Return on Average Tangible Common Equity	13.68%	11.75%	12.80%	11.52%

Operations Performance Summary

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net income available to common shareholders for the three months ended June 30, 2017 was $9.0 million, or $0.51 per diluted share, compared to $6.8 million, or $0.39 per diluted share for the three months ended June 30, 2016. The $2.2 million increase, or 32%, was primarily due to a $2.2 million increase in net interest income, which is primarily the result of the Company’s strong loan growth since the prior period, as well as a $2.7 million increase in non-interest income, primarily related to death benefit claims from bank owned life insurance. Non-interest expense increased by $2.0 million, compared to the three months ended June 30, 2016; the increase was primarily due to $1.5 million in merger expenses.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net income available to common shareholders for the six months ended June 30, 2017 was $16 million, or $0.93 per diluted share, compared to $13 million, or $0.75 per diluted share for the six months ended June 30, 2016. The $3.4 million increase, or 26%, was primarily due to a $4.9 million increase in net interest income, which is primarily the result of the Company’s strong loan growth since the prior period, as well as a $2.7 million increase in non-interest income, primarily related to death benefit claims from bank owned life insurance. Non-interest expense increased by $3.5 million which included $1.5 million in merger expenses; the same period of the prior year had no merger expenses. Salaries and other benefits expense increased $1.6 million as the average full-time equivalent employees grew to 291 as of June 30, 2017, compared to an average of 274 full-time equivalent employees in the year-ago period.

Average Balances, Interest Income and Expense, Yields and Rates

Three and Six Months Ended June 30, 2017 and 2016

The following tables present the Company’s average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest yield/rate for the periods presented. All average balances are daily average balances (dollars in thousands).

	Three Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest	Average Yield/Rate (5)	Average Balance	Interest	Average Yield/Rate (5)
Interest Earning Assets:
Loans (1)	$2,087,997	$24,695	4.74%	$1,908,945	$23,165	4.88%
Investment securities (2)	514,470	2,153	1.67%	374,888	1,415	1.51%
Deposits in other financial institutions	229,161	615	1.06%	274,531	417	0.60%

Total interest earning assets	2,831,628	27,463	3.89%	2,558,364	24,997	3.93%
Non-interest earning assets	221,270			209,342

Total Assets	$3,052,898			$2,767,706

Interest Bearing Liabilities:
Interest bearing transaction accounts	$327,589	$146	0.18%	$288,384	$99	0.14%
Money market and savings deposits	841,831	699	0.33%	740,117	484	0.26%
Certificates of deposit	30,156	35	0.47%	53,460	31	0.23%

Total interest bearing deposits	1,199,576	880	0.29%	1,081,961	614	0.23%
Securities sold under agreements to repurchase	12,465	7	0.23%	25,223	14	0.22%
Subordinated debentures	9,920	136	5.42%	9,758	120	4.86%

Total borrowings	22,385	143	2.56%	34,981	134	1.54%
Total interest bearing liabilities	1,221,961	1,023	0.34%	1,116,942	748	0.27%
Non-interest bearing demand deposits	1,461,342			1,312,833

Total funding sources	2,683,303			2,429,775
Non-interest bearing liabilities	18,259			15,901
Shareholders’ Equity	351,336			322,030

Total Liabilities and Shareholders’ Equity	$3,052,898			$2,767,706

Excess of interest earning assets over funding sources	$148,325			$128,589
Net interest income		$26,440			$24,249

Net interest margin (3)			3.75%			3.81%
Core net interest margin (4)			3.73%			3.67%

(1)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(2)	Average balances of investment securities available-for-sale are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(3)	Net interest margin is computed by dividing net interest income by average total interest earning assets.
(4)	Core net interest margin is computed by dividing annualized net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and interest recovered or reversed on non-accrual loans or other significant items based on management’s judgement, by average total interest-earning assets. See the reconciliation table for core net interest margin.
(5)	Annualized.

	Six Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest	Average Yield/Rate (5)	Average Balance	Interest	Average Yield/Rate (5)
Interest Earning Assets:
Loans (1)	$2,065,967	$49,127	4.80%	$1,879,074	$45,743	4.90%
Investment securities (2)	516,376	4,194	1.62%	363,909	2,647	1.45%
Deposits in other financial institutions	281,619	1,325	0.94%	287,967	856	0.59%

Total interest earning assets	2,863,962	54,646	3.85%	2,530,950	49,246	3.91%
Non-interest earning assets	219,911			211,959

Total Assets	$3,083,873			$2,742,909

Interest Bearing Liabilities:
Interest bearing transaction accounts	$333,377	$303	0.18%	$279,590	$198	0.14%
Money market and savings deposits	859,833	1,369	0.32%	733,399	995	0.27%
Certificates of deposit	29,892	61	0.41%	54,690	64	0.24%

Total interest bearing deposits	1,223,102	1,733	0.29%	1,067,679	1,257	0.24%
Securities sold under agreements to repurchase	13,734	16	0.23%	22,882	25	0.22%
Subordinated debentures	9,898	266	5.35%	9,739	237	4.81%

Total borrowings	23,632	282	2.41%	32,621	262	1.62%
Total interest bearing liabilities	1,246,734	2,015	0.33%	1,100,300	1,519	0.27%
Non-interest bearing demand deposits	1,470,802			1,308,925

Total funding sources	2,717,536			2,409,225
Non-interest bearing liabilities	19,038			16,162
Shareholders’ Equity	347,299			317,522

Total Liabilities and Shareholders’ Equity	$3,083,873			$2,742,909

Excess of interest earning assets over funding sources	$146,426			$121,725
Net interest income		$52,631			$47,727

Net interest margin (3)			3.71%			3.79%
Core net interest margin (4)			3.63%			3.67%

(1)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(2)	Average balances of investment securities available-for-sale are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(3)	Net interest margin is computed by dividing net interest income by average total interest earning assets.
(4)	Core net interest margin is computed by dividing annualized net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and interest recovered or reversed on non-accrual loans or other significant items based on management’s judgement, by average total interest-earning assets. See the reconciliation table for core net interest margin.
(5)	Annualized.

Net Changes in Average Balances, Composition, Yields and Rates

Three and Six Months Ended June 30, 2017 and 2016

The following tables set forth the composition of average interest earning assets and average interest bearing liabilities by category and by the percentage of each category to the total for the periods indicated, including the change in average balance, composition, and yield/rate between these respective periods (dollars in thousands):

	Three Months Ended June 30,
	2017			2016			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate (5)	Average Balance	% of Total	Average Yield/ Rate (5)	Average Balance	% of Total	Average Yield/ Rate (5)
Interest Earning Assets:
Loans (1)	$2,087,997	73.7%	4.74%	$1,908,945	74.6%	4.88%	$179,052	(0.9)%	(0.14)%
Investment securities (2)	514,470	18.2%	1.67%	374,888	14.7%	1.51%	139,582	3.5%	0.16%
Deposits in other financial institutions	229,161	8.1%	1.06%	274,531	10.7%	0.60%	(45,370)	(2.6)%	0.46%

Total interest earning assets	$2,831,628	100.0%	3.89%	$2,558,364	100%	3.93%	$273,264		(0.04)%
Interest Bearing Liabilities:
Non-interest bearing demand deposits	$1,461,342	54.5%	—	$1,312,833	54.0%	—	$148,509	0.5%	—
Interest bearing transaction accounts	327,589	12.2%	0.18%	288,384	11.9%	0.14%	39,205	0.3%	0.04%
Money market and savings deposits	841,831	31.4%	0.33%	740,117	30.5%	0.26%	101,714	0.9%	0.07%
Certificates of deposit	30,156	1.0%	0.47%	53,460	2.2%	0.23%	(23,304)	(1.2)%	0.24%

Total deposits	2,660,918	99.1%	0.13%	2,394,794	98.6%	0.10%	266,124	0.5%	0.03%
Securities sold under agreements to repurchase	12,465	0.5%	0.23%	25,223	1.0%	0.22%	(12,758)	(0.5)%	0.01%
Subordinated debentures	9,920	0.4%	5.42%	9,758	0.4%	4.86%	162	—%	0.56%

Total borrowings	22,385	0.9%	2.56%	34,981	1.4%	1.54%	(12,596)	(0.5)%	1.02%

Total funding sources	$2,683,303	100.0%	0.15%	$2,429,775	100.0%	0.12%	$253,528		0.03%

Excess of interest earning assets over funding sources	$148,325			$128,589			$19,736
Net interest margin (3)			3.75%			3.81%			(0.06)%
Core net interest margin (4)			3.73%			3.67%			0.06%

(1)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(2)	Average balances of investment securities available-for-sale are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(3)	Net interest margin is computed by dividing net interest income by average total interest earning assets.
(4)	Core net interest margin is computed by dividing annualized net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and interest recovered or reversed on non-accrual loans or other significant items based on management’s judgement, by average total interest-earning assets. See the reconciliation table for core net interest margin.
(5)	Annualized.

	Six Months Ended June 30,
	2017			2016			Increase (Decrease)
	Average Balance	% of Total	Average Yield/ Rate (5)	Average Balance	% of Total	Average Yield/ Rate (5)	Average Balance	% of Total	Average Yield/ Rate (5)
Interest Earning Assets:
Loans (1)	$2,065,967	72.2%	4.80%	$1,879,074	74.2%	4.90%	$186,893	(2.0)%	(0.10)%
Investment securities (2)	516,376	18.0%	1.62%	363,909	14.4%	1.45%	152,467	3.6%	0.17%
Deposits in other financial institutions	281,619	9.8%	0.94%	287,967	11.4%	0.59%	(6,348)	(1.6)%	0.35%

Total interest earning assets	$2,863,962	100.0%	3.85%	$2,530,950	100.0%	3.91%	$333,012		(0.06)%
Interest Bearing Liabilities:
Non-interest bearing demand deposits	$1,470,802	54.1%	—	$1,308,925	54.3%	—	$161,877	(0.2)%
Interest bearing transaction accounts	333,377	12.3%	0.18%	279,590	11.6%	0.14%	53,787	0.7%	0.04%
Money market and savings deposits	859,833	31.6%	0.32%	733,399	30.4%	0.27%	126,434	1.2%	0.05%
Certificates of deposit	29,892	1.1%	0.41%	54,690	2.3%	0.24%	(24,798)	(1.2)%	0.17%

Total deposits	2,693,904	99.1%	0.13%	2,376,604	98.6%	0.11%	317,300	0.5%	0.02%
Securities sold under agreements to repurchase	13,734	0.5%	0.23%	22,882	1.0%	0.22%	(9,148)	(0.5)%	0.01%
Subordinated debentures	9,898	0.4%	5.35%	9,739	0.4%	4.81%	159	—%	0.54%

Total borrowings	23,632	0.9%	2.41%	32,621	1.4%	1.62%	(8,989)	(0.5)%	0.79%

Total funding sources	$2,717,536	100.0%	0.15%	$2,409,225	100.0%	0.13%	$308,311		0.02%

Excess of interest earning assets over funding sources	$146,426			$121,725			$24,701
Net interest margin (3)			3.71%			3.79%			(0.08)%
Core net interest margin (4)			3.63%			3.67%			(0.04)%

(1)	Average balances of loans are calculated net of deferred loan fees and fair value discounts, but would include non-accrual loans which have a zero yield.
(2)	Average balances of investment securities available-for-sale are presented on an amortized cost basis and thus do not include the unrealized market gain or loss on the securities.
(3)	Net interest margin is computed by dividing net interest income by average total interest earning assets.
(4)	Core net interest margin is computed by dividing annualized net interest income, excluding accelerated accretion of fair value discounts earned on early loan payoffs of acquired loans and interest recovered or reversed on non-accrual loans or other significant items based on management’s judgement, by average total interest-earning assets. See the reconciliation table for core net interest margin.
(5)	Annualized.

Volume and Rate Variance Analysis of Net Interest Income

Three and Six Months Ended June 30, 2017 and 2016

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

	Three Months Ended June 30, 2017 vs. 2016
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income
Loans	$2,341	$(811)	$1,530
Investment securities	531	207	738
Deposits in other financial institutions	(67)	265	198

Total interest income	2,805	(339)	2,466

Interest Expense
Interest bearing transaction accounts	15	32	47
Money market and savings deposits	67	148	215
Certificates of deposit	(14)	18	4

Total deposits	68	198	266
Securities sold under agreements to repurchase	(7)	—	(7)
Subordinated debentures, net	2	14	16

Total borrowings	(5)	14	9

Total interest expense	63	212	275

Net Interest Income	$2,742	$(551)	$2,191

	Six Months Ended June 30, 2017 vs. 2016
	Increase (Decrease) Due To
	Volume	Rate	Total
Interest Income
Loans	$4,354	$(970)	$3,384
Investment securities	1,107	440	1,547
Deposits in other financial institutions	(19)	488	469

Total interest income	5,442	(42)	5,400

Interest Expense
Interest bearing transaction accounts	38	67	105
Money market and savings deposits	164	210	374
Certificates of deposit	(30)	27	(3)

Total deposits	172	304	476
Securities sold under agreements to repurchase	(10)	1	(9)
Subordinated debentures, net	3	26	29

Total borrowings	(7)	27	20

Total interest expense	165	331	496

Net Interest Income	$5,277	$(373)	$4,904

Non-GAAP Financial Measure - Reconciliation of Core Net Interest Income and Core Net Interest Margin to Net Interest Income and Net Interest Margin

The following table represents a reconciliation of core net interest margin (a non-GAAP financial measure) to GAAP net interest margin used by the Company. The table presents the information for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Interest Income	$26,440	$24,249	$52,631	$47,727
Less:
Accelerated accretion of fair value adjustment on early loan payoffs and other associated payoff benefits on acquired loans	98	546	786	1,074
Income recognition due to early payoff of organic loans	—	359	306	482

Core Net Interest Income	$27,365	$23,344	$48,035	$46,171

Net interest margin	3.75%	3.81%	3.71%	3.79%
Core net interest margin	3.73%	3.67%	3.63%	3.67%

Composition of Net Deferred Loan Fees and Net Fair Value Discounts

The following table reflects the composition of the net deferred loan fees, costs and fair value discounts at June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016
Accretable loan discount	$7,974	$9,772
Non-Accretable loan discount	335	390

Remaining loan discount on acquired loans	8,309	10,162
Net deferred loan fees on organic loans	5,906	5,830

Total	$14,215	$15,992

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The net interest margin decreased 6 basis points to 3.75% for the three months ended June 30, 2017, compared to 3.81% for the three months ended June 30, 2016. The decrease was primarily driven by a decrease of $808 thousand in discounts earned on early loan payoffs and other associated payoff benefits in the second quarter of 2017, compared to the year ago period. For the quarter ended June 30, 2017, the Company recorded $98 thousand in discounts earned on early loan payoffs of acquired loans, which had a positive impact on the net interest margin of 2 basis points. In the second quarter of 2016, the Company recorded both $546 thousand in discounts earned on early loan payoffs of acquired loans and other associated payoff benefits of $359 thousand, which had a positive impact on the net interest margin of 14 basis points.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The net interest margin decreased 8 basis points to 3.71% for the six months ended June 30, 2017, compared to 3.79% for the six months ended June 30, 2016. The decrease in net interest margin is primarily due to average loans being a lower percentage of interest earning assets and a decrease of $464 thousand in discounts earned on early loan payoffs and other associated payoff benefits for the period ended June 30, 2017, compared to the year ago period. For the six months ended June 30, 2017, the Company recorded both $786 thousand in discounts earned on early loan payoffs of acquired loans and other associated payoff benefits of $306 thousand, which had a positive impact on the net interest margin of 8 basis points. For the six months ended June 30, 2016, the Company recorded $1.1 million in discounts earned on early loan payoffs of acquired loans and other associated payoff benefits of $482 thousand, which had a positive impact on the net interest margin of 12 basis points.

Provision for Loan Losses

Provision for loan losses for the three months ended June 30, 2017 was $701 thousand compared to $1.1 million for the three months ended June 30, 2016. The Company had $124 million of net organic loan growth for the quarter ended June 30, 2017, compared to $121 million for the same quarter a year ago. Net recoveries for the three months ended June 30, 2017 were $20 thousand, compared to net recoveries of $868 thousand in 2016. The loan loss provision in the second quarter of 2017 reflects strong organic loan growth, with the benefit of a very low level of non-performing loans and net recoveries year to date. In the second quarter of 2016, the Company recorded a specific reserve of $594 thousand for an impaired loan.

Provision for loan losses for the six months ended June 30, 2017 was $701 thousand, compared to $1.7 million for the six months ended June 30, 2016. The Company had $157 million of net organic loan growth for the six months ended June 30, 2017, compared to $212 million for the six months ended June 30, 2016. Net recoveries for the six months ended June 30, 2017 were $251 thousand compared to net recoveries of $1.1 million in 2016. The loan loss provision reflects organic loan growth, with the benefit of a very low level of non-performing loans and net recoveries year to date. See further discussion in Balance Sheet Analysis, Allowance for Loan Loss.

Non-Interest Income

The following table lists the major components of the Company’s non-interest income for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%	2017	2016	$	%
Gain on sale of securities, net	$—	$—	$—	—%	$141	$—	$141	100.0%
Gain on sale of SBA loans, net	552	485	67	13.8%	754	1,039	(285)	(27.4)%
Deposit account service charge income	1,210	1,222	(12)	(1.0)%	2,370	2,411	(41)	(1.7)%
Letters of credit income	277	295	(18)	(6.1)%	563	565	(2)	(0.4)%
Interchange fees	155	141	14	9.9%	302	254	48	18.9%
Transaction referral income	73	29	44	151.7%	73	29	44	151.7%
Dividend income in equity securities	243	219	24	11.0%	456	370	86	23.2%
BOLI income	2,797	325	2,472	760.6%	3,176	648	2,528	390.1%
Other non-interest income	320	259	61	23.6%	627	479	148	30.9%

Total Non-Interest Income	$5,627	$2,975	$2,652	89.1%	$8,462	$5,795	$2,667	46.0%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Non-interest income increased by $2.7 million or 89.1% to $5.6 million for the three months ended June 30, 2017 compared to $3.0 million for the three months ended June 30, 2016. The increase was primarily due to $2.4 million of death benefit claims from bank owned life insurance. Gain on sale of SBA loans increased $67 thousand in the second quarter of 2017, compared to the year-ago quarter.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Non-interest income increased by $2.7 million or 46% to $8.5 million for the six months ended June 30, 2017 compared to $5.8 million for the six months ended June 30, 2016. This change was mainly due to a $2.4 million increase in in death benefit claims from bank owned life insurance, a $141 thousand increase in gain on sale of securities. This was offset by a $285 thousand decrease in gain on sale of SBA loans as the average loan size was smaller and there were two less loans sold.

Non-Interest Expense

The following table lists the major components of the Company’s non-interest expense for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2017	2016	$	%	2017	2016	$	%
Salaries and employee benefits	$9,805	$9,030	$775	8.6%	$20,093	$18,349	$1,744	9.5%
Stock based compensation expense	837	891	(54)	(6.1)%	1,610	1,725	(115)	(6.7)%
Occupancy	1,450	1,439	11	0.8%	2,939	2,875	64	2.2%
Data processing	670	635	35	5.5%	1,326	1,253	73	5.8%
Legal and professional	460	651	(191)	(29.3)%	1,469	1,126	343	30.5%
FDIC deposit assessment	391	359	32	8.9%	837	709	128	18.1%
Merger related expenses	1,471	—	1,471	100.0%	1,471	—	1,471	100.0%
OREO loss and expenses	—	4	(4)	(100.0)%	—	83	(83)	(100.0)%
Office services expenses	363	320	43	13.4%	743	723	20	2.8%
Core deposit intangible amortization	284	321	(37)	(11.5)%	568	642	(74)	(11.5)%
Other operating expenses	1,389	1,439	(50)	(3.5)%	2,757	2,791	(34)	(1.2)%

Total Non-Interest Expense	$17,120	$15,089	$2,031	13.5%	$33,813	$30,276	$3,537	11.7%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Non-interest expense increased by $2.0 million or 13.5% to $17 million for the three months ended June 30, 2017 compared to $15 million for the three months ended June 30, 2016. The increase was largely related to $1.5 million in merger expenses; the same period of the prior year had no merger expenses. Salaries and employee benefits increased by $775 thousand over the second quarter of 2016, as average full-time equivalent employees grew to 290 for the period ending June 30, 2017, compared to an average of 277 full-time equivalent employees in the year-ago period. The majority of the increase was BSA related. Additionally, the Bank’s annual merit increases were effective early in the second quarter of 2017.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Non-interest expense increased by $3.5 million or 11.7% to $34 million for the six months ended June 30, 2017 compared to $30 million for the six months ended June 30, 2016. In the second quarter of 2017 the Company recorded $1.5 million in merger expenses; in the year-ago period the Company recorded no merger expenses. Salaries and employee benefits increased by $1.7 million, as average full-time equivalent employees grew to 291 for the period ending June 30, 2017, compared to an average of 274 full-time equivalent employees in the year-ago period. The majority of the increase was BSA related.

Income Taxes

The effective tax rate for the three month ended June 30, 2017 was 34.7% compared to 35.7% for the three months ended June 30, 2016. The effective tax rate for the six months ended June 30, 2017 was 35.7% compared to 36.4% for the six months ended June 30, 2016. The Company’s effective tax rate is impacted by BOLI income and interest income from tax exempt securities and loans which are excluded from taxable income, and excess tax benefits from exercise or vesting of share-based awards are included as a reduction in provision for income tax expense in the period in which the exercise or vesting occurs. The tax rate will have more volatility, depending on the closing share price and the volume of vestings and exercises that impact the associated excess tax benefits. The amount of excess tax benefits were $29 thousand and $475 thousand for the three months ended June 30, 2017 and 2016, respectively, and $453 thousand and $772 thousand for the six months ended June 30, 2017 and 2016, respectively. For both the three months and the six months ended June 30, 2017, the Company’s effective tax rate is further impacted by non-deductible merger expenses of $564 thousand and the tax-exempt death benefit claims of $1 million from the Company’s bank owned life insurance which are excluded from taxable income. In addition, the Company has invested in Qualified Affordable Housing Projects “LIHTC” that generate tax credits and benefits for the Company. Without the tax-exempt death benefit claims, the excess tax benefits and the additional impact as a result of the non-deductible merger expenses, the effective tax rate would have been 39%.

The Company operates in the Federal and California jurisdictions and the blended statutory tax rate for Federal and California income taxes is 42.05%.

FINANCIAL CONDITION

Balance Sheet Analysis

Total assets increased modestly by $43 million or 1% from December 31, 2016 to $3.0 billion mainly due to deposit growth of $31 million and net income of $17.1 million.    During the six months ended June 30, 2017, the Company had $157 million of net organic loan production. Pay downs in the acquired loan portfolios were approximately $56 million during the same period. Loan growth during the six months ended June 30, 2017 was concentrated primarily in loans secured by real estate which grew $99 million from December 31, 2016, with an $80 million increase in the other nonresidential properties portfolio. At June 30, 2017, commercial and industrial loans, and owner-occupied real estate loans combined were $921 million or 45% of total loans, compared to $943 million or 44% of total loans at December 31, 2016.

Funding the Company’s asset growth for the six months ended June 30, 2017 was an increase in total deposits of $31 million. After three consecutive quarters in which deposit growth was more than $100 million per quarter, in the second quarter of 2017 the Company experienced a drawdown in deposits of $117 million. This was not totally unexpected, as the Company anticipated withdrawals related to taxes in the second quarter. Deposit growth for the six months ended June 30, 2017 also included an increase of $59 million in non-interest bearing demand deposits which increased to 55% of total deposits at June 30, 2017, from 54% of total deposits at December 31, 2016. Tangible book value per common share was $15.17, $14.10 and $13.46 at June 30, 2017, December 31, 2016 and June 30, 2016, respectively.

Lending

The following table presents the composition of the loan portfolio at the dates indicated (dollars in thousands):

	June 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Commercial and Industrial Loans:	$495,632	23%	$502,637	25%
Loans Secured by Real Estate:
Owner-Occupied Nonresidential Properties	447,782	21%	451,322	22%
Other Nonresidential Properties	710,454	33%	630,163	31%
Construction, Land Development and Other Land	205,845	9%	194,059	9%
1-4 Family Residential Properties	122,556	6%	127,164	6%
Multifamily Residential Properties	125,393	6%	109,858	5%

Total Loans Secured by Real Estate	1,612,030	74%	1,512,566	73%

Other Loans:	43,931	2%	35,023	2%

Total Loans	$2,151,593	100%	$2,050,226	100%

The following table is a breakout of the Company’s gross loans stratified by the industry concentration of the borrower by their respective NAICS code at the dates indicated (dollars in thousands):

	June 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Real Estate	$1,231,276	57%	$1,096,377	53%
Manufacturing	158,321	7%	180,217	9%
Construction	138,052	6%	140,270	7%
Hotel/Lodging	129,663	6%	120,760	6%
Wholesale	120,293	6%	117,444	6%
Finance	83,209	4%	83,061	4%
Professional Services	46,412	2%	58,766	3%
Other Services	48,869	2%	50,425	2%
Healthcare	42,642	2%	46,184	2%
Information	32,359	2%	32,014	2%
Retail	29,344	1%	28,938	1%
Restaurant/Food Service	23,970	1%	24,118	1%
Transportation	20,274	1%	19,857	1%
Administrative Services	13,236	1%	17,090	1%
Entertainment	12,149	1%	13,569	1%
Education	10,997	1%	10,370	1%
Management	5,639	—%	6,455	—%
Other	4,888	—%	4,311	—%

Total Loans	$2,151,593	100%	$2,050,226	100%

The Company’s loan origination and lending activities continue to be focused primarily on direct contact with its borrowers through the Company’s relationship managers and/or executive officers. We continue to establish new relationships and expand our current business. Total loans were $2.2 billion at June 30, 2017, an increase of $101 million or 5%, from $2.1 billion at December 31, 2016. The Company had $157 million of net organic loan production, which was offset by approximately $56 million in loan payoffs/paydowns from the acquired loan portfolios. The increase in total loans from the end of the prior year included an $80 million increase in the other nonresidential real estate properties portfolio, a $12 million increase in the construction, land development and other land portfolio, and a $16 million increase in the multifamily residential properties portfolio. The yields on new loans originated during the first two quarters of 2017 have averaged 4.31%.

While the Company’s total commercial line of credit commitments decreased by $27 million from December 31, 2016, disbursements increased by $12 million from December 31, 2016, resulting in an increased utilization rate of 43%, up from 40% at December 31, 2016. Due to the dynamic nature of commercial and industrial lending, actual credit utilization may experience ebbs and flows.

Commercial and industrial loans and owner-occupied real estate loans combined were $943 million or 44% of total loans at June 30, 2017, compared to $954 million or 47% at December 31, 2016. Of the total commercial and industrial loans, 19% was unsecured at June 30, 2017 and December 31, 2016.

Other non-residential loans increased by $80 million from the end of the prior year, the largest of which included one new hotel loan located in Fresno for $9 million and six new loans for a total of $50 million on diverse types of non-residential facilities located in Los Angeles County and Orange County with the highest loan to value of 65%. The Company originates other non-residential loans with well-structured terms and guarantees, primarily collateralized by commercial buildings.

The Company had 52 commercial banking relationship managers and 9 commercial real estate relationship managers at June 30, 2017. This compares to 57 commercial banking relationship managers and 9 commercial real estate relationship managers at December 31, 2016 as the Bank experienced some retirements and one death in 2017.

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

We do not have any concentrations in our loan portfolio except for the level of loans that are secured by real estate and the level of loans to the real estate industry as presented in the tables above. Although the Bank’s real estate concentration this quarter ending June 30, 2017 exceeds 300% of total risk based capital, the Company has maintained its relationship based approach to lending which has resulted in nominal charge-off experience in the real estate portfolio since the Company’s inception. Management plans to continue originating the same quality real estate loans that are currently included in its loan portfolio.

Allowance for Loan Loss

The Allowance increased by $952 thousand, to $20 million from December 31, 2016, due to a provision for loan losses of $701 thousand and the benefit of net recoveries of $251 thousand. The Allowance as a percentage of total loans was 0.94% at June 30, 2017 and December 31, 2016. The Allowance as a percentage of loans (excluding loan balances and the related Allowance on loans acquired through acquisition) was 1.13% and 1.18%, respectively, at June 30, 2017 and December 31, 2016. During the first six months of 2017, net organic loan production was $157 million offset by $56 million of payoffs/paydowns in the acquired loan portfolios.

The Company’s management considered the following factors in evaluating the allowance for loan loss at June 30, 2017:

•	During the six months ended June 30, 2017 there were $2 thousand in loan charge-offs and loan recoveries of $253 thousand

•	There were eight non-accrual loans totaling $726 thousand with no specific allowance required at June 30, 2017, with none individually exceeding $250 thousand

•	Reduced level of substandard loans from December 31, 2016

•	The overall growth and composition of the loan portfolio

•	Changes to the overall economic conditions within the markets in which the Company makes loans

•	Concentrations within the loan portfolio

•	The remaining fair value adjustments on loans acquired through acquisition

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

The Allowance and the reserve for unfunded loan commitments are significant estimates that can and do change based on management’s process in analyzing the loan portfolio and on management’s assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. In considering all of the above factors, management believes that the Allowance at June 30, 2017 is adequate. Although the Company maintains its Allowance at a level which it considers adequate to provide for probable loan losses, there can be no assurance that such losses will not exceed the estimated amounts, thereby adversely affecting future results of operations.

The following table is a summary of the activity for the Allowance as of the dates and for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Allowance for loan loss at beginning of period	$19,605	$16,545	$19,374	$15,682
Provision for loan losses	701	1,063	701	1,685
Net (charge-offs) recoveries:
Charge-offs	(2)	(20)	(2)	(20)
Recoveries	22	888	253	1,129

Net (charge-offs) recoveries	20	868	251	1,109

Allowance for loan loss at end of period	$20,326	$18,476	$20,326	$18,476

Net (charge-offs) recoveries to average loans	0.00%	0.05%	0.01%	0.06%

The following is a summary of our asset quality data and key ratios at the dates indicated (dollars in thousands):

	June 30, 2017	December 31, 2016
Loans originated by the Bank on non-accrual	$—	$—
Loans acquired through acquisition on non-accrual	726	1,122

Total non-accrual loans	726	1,122
Other Real Estate Owned	—	—

Total non-performing assets	$726	$1,122

Net charge-offs (recoveries) year to date	$(251)	$(428)
Net charge-offs (recoveries) to average outstanding loans, year to date	(0.01)	(0.02)
Non-accrual loans to total loans	0.03%	0.05%
Total non-performing assets to total assets	0.02%	0.04%
Allowance for loan losses to total loans	0.94%	0.94%
Allowance for loan losses to total loans accounted at historical cost, which excludes loans acquired by acquisition	1.13%	1.18%
Allowance for loan losses to non-accrual loans accounted at historical cost, which excludes non-accrual loans acquired by acquisition and related allowance	—	—
Allowance for loan losses to total non-accrual loans	2798%	1726%

Deposits

The following table presents the balance of each major category of deposits at the dates indicated (dollars in thousands):

	June 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Non-interest bearing demand deposits	$1,459,553	55%	$1,400,097	54%
Interest bearing transaction accounts	328,156	13%	332,702	13%
Money market and savings deposits	820,832	31%	845,110	32%
Certificates of deposit	29,725	1%	29,480	1%

Total deposits	$2,638,266	100%	$2,607,389	100%

Total deposits increased $31 million to $2.6 billion at June 30, 2017, primarily due to a $59 million increase in non-interest bearing demand deposits, offset by a $24 million decrease in money market and savings deposits and a $4 million decrease in interest bearing transaction accounts. Certificates of deposit remained stable. The $31 million growth in deposits during the six months ended June 30, 2017 is the net result of a $148 million increase in the first quarter of 2017 and a $117 million decrease in the second quarter of 2017. The buildup of deposits during the first quarter was likely related to customers accumulating cash in anticipation of federal and state income taxes, as well as property taxes in California. In the second quarter, anticipated withdrawals related to taxes took place and additionally, a number of clients made distributions to their investment partners. The average balance per account declined from year-end for interest bearing non-maturing deposits. Non-interest bearing deposits represented 55% of total deposits at June 30, 2017 and 54 % at December 31, 2016.

Management believes one of the strengths of the Company continues to be its core deposit franchise with a cost of deposits of 0.13% for the six months ended June 30, 2017, compared to 0.11% for the six months ended June 30, 2016. The small year-over-year increase reflects the strength of the Bank’s core deposit base, despite three prime rate increases since March 2016. Another strength is the higher average deposits per branch of $293 million at June 30, 2017.

LIQUIDITY

The following table provides a summary of the Bank’s primary and secondary liquidity levels at the dates indicated (dollars in thousands):

	June 30, 2017	December 31, 2016
	Amount	Amount
Primary Liquidity-On Balance Sheet:
Cash and due from banks	$56,383	$41,281
Interest earning deposits in other financial institutions	111,852	167,789
Investment securities available-for-sale	453,952	469,950
Less: pledged cash and due from banks	—	—
Less: pledged investment securities	(202,874)	(204,855)

Total primary liquidity	$419,313	$474,165

Ratio of primary liquidity to total deposits	15.89%	18.19%
Additional Liquidity Not Included In Primary Liquidity:
Certificates of deposit in other financial institutions	$47,325	$51,245
Less: Certificate of deposits pledged	(2,731)	(2,731)

Total additional liquidity	$44,594	$48,514

Secondary Liquidity-Off Balance Sheet:
Available Borrowing Capacity:
Total secured borrowing capacity with FHLB	$719,592	$657,955
Fed Funds borrowing lines	72,000	72,000
Secured credit line with the FRBSF	23,871	25,489

Total secondary liquidity	$815,463	$755,444

The Company’s primary overnight liquidity consisted of cash and due from banks and interest earning deposits at financial institutions. The amount of funds maintained directly with the Federal Reserve included in interest earning deposits in other financial institutions was $56 million and $90 million, at June 30, 2017 and December 31, 2016, respectively. The next source of liquidity is the money market accounts at other banks. Furthermore, the Company has collateralized borrowings and unsecured borrowing facilities. In addition, the Company has $45 million in unpledged certificates of deposits in other financial institutions where the average maturity is approximately 5 months that could be utilized over time to supplement the liquidity needs of the Company.

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

The Company has established a secured credit facility with the FHLB of San Francisco which allows the Bank to borrow up to 25% of the Bank’s total assets, which equates to a credit line of approximately $786 million at June 30, 2017. The Company currently has no outstanding borrowings with the FHLB. As of June 30, 2017, the Company had $1 billion of loan collateral pledged with the FHLB. This level of loan collateral would provide the Company with $720 million in borrowing capacity. The Company also had $15 million in securities pledged with the FHLB serving as collateral for an additional $14 million in borrowing capacity. Any amount of borrowings in excess of $720 million, up to the Company’s borrowing capacity of $786 million, would require the Company to pledge additional collateral. In addition, the Company must maintain a certain investment in the common stock of the FHLB. The Company’s investment in the common stock of the FHLB is $12 million at June 30, 2017. This level of capital would allow the Company to borrow up to $441 million of the $786 million. Any advances from the FHLB in excess of the $441 million would require additional purchases of FHLB common stock.

The Company maintains a secured credit facility with the Federal Reserve Bank of San Francisco (“FRBSF”) which is collateralized by investment securities pledged with the FRBSF. At June 30, 2017, the Company’s available borrowing capacity was $24 million.

The Company maintains investments in short term certificates of deposit with other financial institutions, with an average remaining maturity of approximately 5 months, with various balances maturing monthly. The Company had balances of $47 million and $51 million at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, $2.7 million of the Company’s certificates of deposit with other financial institutions were pledged as collateral as credit support for the interest rate swap contracts and are not available as a source of liquidity.

The Company’s commitments to extend credit (off-balance sheet liquidity risk) are agreements to lend funds to customers as long as there are no covenant violations as established in the loan agreement. The total commitment amounts do not necessarily represent future cash requirements. Financial instruments with off-balance sheet risk for the Company include both undisbursed loan commitments, as well as undisbursed letters of credit. The Company’s exposure to extend credit was $935 million and $1 billion at June 30, 2017 and December 31, 2016, respectively.

The holding company liquidity on a stand-alone basis was $7.1 million and $9.7 million, in cash on deposit at the Bank, at June 30, 2017 and December 31, 2016, respectively. Management believes this amount of cash is currently sufficient to fund the holding company’s cash flow needs over at least the next twelve to twenty-four months.

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

As of June 30, 2017, both CU Bancorp “the holding company” and the Bank had positive retained earnings and positive net income that would allow either of them to declare and pay a dividend as of June 30, 2017. However, neither the holding company nor the Bank has plans to declare and pay a cash dividend on the common stock at the current time.

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

At June 30, 2017, the respective capital ratios of the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” for Prompt Corrective Action (“PCA”) purpose and the Basel III minimum capital ratios with the phase-in 2017 buffer under the current capital guidelines. The following tables present the regulatory capital ratios requirements and the actual capitalization levels of the Company and the Bank as of the dates indicated (dollars in thousands):

CU Bancorp

	June 30, 2017	December 31, 2016	Well Capitalized	Basel III Minimum with Buffer
	Amount	Amount	(greater than or equal to)
Regulatory Capital Ratios:
Tier 1 leverage ratio	10.16%	9.72%	5.0%	NA
Common Equity Tier 1 ratio	9.92%	9.61%	6.5%	5.75%
Total Tier 1 risk-based capital ratio	10.96%	10.68%	8.0%	7.25%
Total risk-based capital ratio	11.73%	11.44%	10.0%	9.25%
Regulatory Capital Data:
Common Equity Tier 1	$274,536	$257,105
Total Tier 1 capital	303,292	285,843
Total risk-based capital	324,504	306,103
Average total assets*	2,985,218	2,940,790
Risk-weighted assets	2,767,189	2,675,987

*	Represents the average total assets for calculation of the leverage ratio

California United Bank

	June 30, 2017	December 31, 2016	Well Capitalized	Basel III Minimum with Buffer
	Amount	Amount	(greater than or equal to)
Regulatory Capital Ratios:
Tier 1 leverage ratio	9.86%	9.35%	5.0%	NA
Common Equity Tier 1 ratio	10.64%	10.28%	6.5%	5.75%
Total Tier 1 risk-based capital ratio	10.64%	10.28%	8.0%	7.25%
Total risk-based capital ratio	11.41%	11.04%	10.0%	9.25%
Regulatory Capital Data:
Common Equity Tier 1	$294,530	$275,151
Tier 1 capital	294,530	275,151
Total risk-based capital	315,742	295,411
Average total assets*	2,985,896	2,941,253
Risk-weighted assets	2,767,565	2,677,030

*	Represents the average total assets for calculation of the leverage ratio

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

Number of Employees

The number of active full-time equivalent employees decreased from 288 at December 31, 2016 to 280 at June30, 2017.

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

At June 30, 2017, the Company had nine pay-fixed, receive-variable interest rate contracts that were designed to convert fixed rate loans into variable rate loans. All of these swap contracts are designated as fair value hedges. For additional information on these interest rate contracts, see Note 9 – Derivative Financial Instruments located in Part I, Item 1. - Notes to the Consolidated Financial Statements.

The Company has no market risk sensitive instruments held for trading purposes. Management believes that the Company’s market risk is reasonable at this time.

The following depicts the Company’s net interest income sensitivity analysis as of June 30, 2017 (dollars in thousands):

Simulated Rate Changes	Estimated Net Interest Income Sensitivity
+ 400 basis points	24.2%	$25,235
+ 200 basis points	12.1%	$12,594
+ 100 basis points	6.1%	$6,353
- 200 basis points (1)	(13.9)%	$(14,455)

(1)	The simulated rate change under the -200 basis points reflected in the table above reflects an average negative 56 basis points on interest earning assets primarily due to floors on loans and reflects repricing of liabilities of a negative 5 bps due to the Company paying an average of less than 25 basis points on its deposit accounts.

The Company is currently asset sensitive. The estimated sensitivity does not necessarily represent our forecast and the results may not be indicative of actual changes to our net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, pricing strategies on loans and deposits and replacement of asset and liability cash flows. The effective duration of the Company’s investment securities portfolio is approximately 2.0 years at June 30, 2017, compared to 2.6 years at December 31, 2016. Management considers the current effective duration to be relatively low and future purchases may increase this measurement if doing so will provide increased earnings while keeping risk low. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

Variable rate loans make up 74% of the loan portfolio. Of the total variable rate loans, 51% are tied to the Prime index with $784 million subject to repricing within 30 days of a 25 basis point increase in Prime rate. The remaining 49% of the variable rate loans are tied to other indexes with longer repricing frequencies such as the Treasury index at 38% and the LIBOR index at 11%. Other variable rate assets are the $104 million of SBA variable rate investment securities, tied to Prime, and interest-bearing due-from accounts of $112 million tied to the Fed Funds rate.

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

The Company’s static GAP as of June 30, 2017, is not materially different from that reported at December 31, 2016 and is thus not included in this 10-Q. See the Company’s Static Gap reports under “Item7A-Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2016 Annual Report on Form 10-K.

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

b) Changes in internal controls over financial reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified during the fiscal quarter that ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against the Company, some of which may be styled as “class action” or representative cases. Where appropriate, the Company establishes reserves in accordance with GAAP over loss contingencies. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal matters currently pending or threatened could have a material adverse effect on the Company’s liquidity, consolidated financial position, and/or results of operations. As of June 30, 2017, the Company did not have any material litigation reserves.

Two putative shareholder class action lawsuits have been filed against the Company in connection with the pending merger with PacWest in the United States District Court for the Central District of California. The first action, Parshall v. CU Bancorp et al., Case No. 2:17-cv-04303, was filed on June 9, 2017 and the second action, Klein v. CU Bancorp et al., Case No. 2:17-cv-04353, was filed on June 12, 2017. Both complaints allege that the members of the CUB board of directors violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, based upon alleged omissions and misrepresentations in the initial S-4 registration statement filed by PacWest with the SEC on May 26, 2017, by approving the proposed merger for inadequate consideration and by entering into the merger agreement containing preclusive deal protection devices. The plaintiffs in both of these actions seek injunctive relief prohibiting consummation of the merger, rescission and damages in the event the merger is consummated, an accounting of damages suffered by the plaintiff and the putative class, attorneys’ fees and costs and other, and further relief. At this stage, it is not possible to assess the outcome of these proceedings or their impact on the Company or the merger.

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

CU BANCORP

Date: August 8, 2017	/s/ DAVID I. RAINER
David I. Rainer
Chief Executive Officer

Date: August 8, 2017	/s/ KAREN A. SCHOENBAUM
Karen A. Schoenbaum
Chief Financial Officer